Form 10-Q
period 2000-03-31
LEXICON GENETICS INC/TX
filed 2000-05-05
CIK 1062822

-------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 000-30111

                          LEXICON GENETICS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                            76-0474169
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)

                           4000 RESEARCH FOREST DRIVE
                           THE WOODLANDS, TEXAS 77381
                         (ADDRESS OF PRINCIPAL EXECUTIVE
                              OFFICES AND ZIP CODE)

                                 (281) 364-0100
                         (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     No  X
                                  ---    ---


     As of May 2, 2000, 47,520,118 shares of the registrant's common stock, par value $0.001 per share, were outstanding.


-------------------------------------------------------------------------------

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS


                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - December 31, 1999 and March 31, 2000 ................................................3

         Statements of Operations - Three Months Ended March 31, 1999 and 2000.................................4

         Statements of Cash Flows - Three Months Ended March 31, 1999 and 2000.................................5

         Notes to Financial Statements.........................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................12

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.............................................................13

Item 4.  Submission of Matters to a Vote of Security Holders...................................................13

Item 6.  Exhibits and Reports on Form 8-K......................................................................14

SIGNATURES ....................................................................................................15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                                 BALANCE SHEETS

                                                                           AS OF MARCH 31,  AS OF DECEMBER
                                                                                2000          31, 1999
                                                                           ---------------  ---------------
                             Assets                                          (unaudited)

Current assets:
  Cash and cash equivalents .............................................   $  1,703,215    $  2,025,585
  Marketable securities .................................................      6,926,617       7,130,848
  Accounts receivable ...................................................      1,553,541       3,391,648
  Prepaid expenses and other ............................................         59,275          76,257
                                                                            ------------    ------------
     Total current assets ...............................................     10,242,648      12,624,338

Property, plant and equipment ...........................................     12,926,884      12,476,021
Accumulated depreciation ................................................     (3,640,214)     (3,087,397)
                                                                            ------------    ------------
                                                                               9,286,670       9,388,624
Deferred offering costs .................................................      1,102,779              --
Other assets, net .......................................................        287,734         281,605
                                                                            ------------    ------------
     Total assets .......................................................   $ 20,919,831    $ 22,294,567
                                                                            ============    ============

        LIABILITIES, REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK, AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities ..............................   $  1,970,222    $  1,192,276
  Current portion of related party note payable .........................        200,000         200,004
  Current portion of long-term debt .....................................        879,611         874,174
  Current portion of capital lease obligations ..........................         78,081         127,119
  Deferred revenue ......................................................      7,656,668       8,209,574
                                                                            ------------    ------------
     Total current liabilities ..........................................     10,784,582      10,603,147
Capital lease obligations, net of current portion .......................          4,111           6,279
Related party note payable, net of current portion ......................        666,667         716,663
Long-term debt, net of current portion ..................................      2,637,783       2,854,365
                                                                            ------------    ------------
     Total liabilities ..................................................     14,093,143      14,180,454

Commitments and contingencies

Redeemable convertible Series A preferred stock, $.01 par value,
  10,000,000 shares authorized 4,244,664 and 4,244,664 shares issued and outstanding, respectively; aggregate liquidation
  preference of $31,834,980 at March 31, 2000 ...........................     30,184,090      30,050,236
Stockholders' equity (deficit):
  Common stock, $.001 par value, 120,000,000 shares
     authorized, 24,786,126 and 24,540,201 shares issued and
     outstanding, respectively ..........................................         24,786          24,540
Additional paid-in capital ..............................................     68,430,728       7,863,392
Deferred stock compensation .............................................    (49,486,184)       (915,422)
Accumulated deficit .....................................................    (42,326,732)    (28,908,633)
                                                                            ------------    ------------
     Total stockholders' equity (deficit) ...............................    (23,357,402)    (21,936,123)
                                                                            ------------    ------------
     Total liabilities and stockholders' equity (deficit) ...............   $ 20,919,831    $ 22,294,567
                                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        2000                   1999
                                                                    ------------           ------------
Revenues:
 Subscription and license fees .............................        $  1,623,478           $    287,240
 Collaborative research ....................................           1,644,758                438,810
 Reagents ..................................................              70,673                 69,648
                                                                    ------------           ------------
  Total revenues ...........................................           3,338,909                795,698
Operating expenses:
 Research and development ..................................           3,567,936              3,058,994
 General and administrative ................................           1,298,857                674,737
 Stock based compensation ..................................          11,908,308                     --
                                                                    ------------           ------------
  Total operating expenses .................................          16,775,101              3,733,731
                                                                    ------------           ------------
Loss from operations .......................................         (13,436,192)            (2,938,033)
Interest income ............................................             127,842                226,115
Interest expense ...........................................             109,749                 30,622
                                                                    ------------           ------------
Net loss ...................................................        $(13,418,099)          $ (2,742,540)
Accretion on redeemable convertible preferred stock ........            (133,854)              (133,855)
                                                                    ------------           ------------
Net loss attributable to common stockholders ...............        $(13,551,953)          $ (2,876,395)
                                                                    ============           ============
Net loss per common share, basic and diluted ...............        $      (0.55)          $      (0.12)
Shares used in computing net loss per common
 share, basic and diluted ..................................          24,613,012             24,522,327
Pro forma net loss per common share, basic and diluted .....        $      (0.36)          $      (0.08)
Shares used in computing pro forma net loss per common
 share, basic and diluted ..................................          37,347,004             37,256,319


   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                         2000                   1999
                                                                                     ------------           ------------
Cash flows from operating activities:
 Net loss......................................................................      $(13,418,099)          $ (2,742,540)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation................................................................           552,817                366,159
   Amortization of deferred stock compensation.................................        11,908,308                     --
   Changes in operating assets and liabilities:
    Decrease in accounts receivable............................................         1,838,107              1,018,527
    (Increase) decrease in prepaid expenses....................................            16,982                (61,021)
    (Increase) decrease in other assets........................................            (6,129)                29,220
    Increase (decrease) in accounts payable and accrued liabilities............           777,946               (590,016)
    Decrease in deferred revenue...............................................          (552,906)              (456,084)
                                                                                     ------------           ------------
     Net cash provided by (used in) operating activities.......................         1,117,026             (2,435,755)
Cash flows from investing activities:
 Purchases of property and equipment...........................................          (450,863)            (2,061,963)
 Purchase of marketable securities.............................................        (3,403,902)                    --
 Sale of marketable securities.................................................         3,608,133             16,400,158
                                                                                     ------------           ------------
     Net cash provided by (used in) investing activities.......................          (246,632)            14,338,195
Cash flows from financing activities:
 Principal payments of capital lease obligations...............................           (51,206)               (87,619)
 Proceeds from issuance of common stock........................................           222,366                     --
 Deferred offering costs ......................................................        (1,102,779)                    --
 Repayment of debt borrowings..................................................          (261,145)                    --
                                                                                     ------------           ------------
     Net cash used in financing activities.....................................        (1,192,764)               (87,619)
                                                                                     ------------           ------------
Net increase in cash and cash equivalents......................................          (322,370)            11,814,821
Cash and cash equivalents at beginning of period ..............................         2,025,585              3,022,201
Cash and cash equivalents at end of period ....................................      ------------           ------------
                                                                                     $  1,703,215           $ 14,837,022
                                                                                     ============           ============

Supplemental disclosure of cash flow information:
Cash paid for interest.........................................................      $    109,749           $     30,622


   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in Lexicon's Registration Statement on Form S-1 (Registration No. 333-96469) as filed with the SEC and the prospectus dated April 7, 2000 included therein.

2.   NET LOSS PER SHARE AND PRO FORMA NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and warrants and the convertible preferred stock are not included because they are antidilutive.

     Pro forma net loss per share is computed using the weighted average number of common shares outstanding, including pro forma effects of the automatic conversion of outstanding redeemable convertible preferred stock into shares of Lexicon's common stock effective upon the closing of Lexicon's initial public offering (refer to Note 4) as if such conversion occurred on the date of original issuance.

3.   DEFERRED STOCK COMPENSATION

     During January and February 2000, Lexicon issued options to purchase an aggregate of 3,495,900 shares of common stock to certain employees and consultants. Lexicon recorded deferred compensation totaling approximately $60.5 million for options granted in the first quarter of 2000. Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of Lexicon's common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it is recorded. For the three months ended March 31, 2000, Lexicon amortized $11.9 million of deferred stock compensation. If employees and consultants continue to vest in accordance with their individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $9.7 million during the nine months ended December 31, 2000, $12.9 million during 2001, $12.9 million during 2002, $12.9 million during 2003 and $1.1 million during 2004. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled.

4.   SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED
     STOCK

     In April 2000, Lexicon completed an initial public offering of 10,000,000 newly-issued shares of its common stock at a price of $22.00 per share. Lexicon received $203.6 million in cash, net of underwriting discounts, commissions and other offering costs.

     Simultaneously with the closing of the initial public offering, the 4,244,664 shares of Redeemable Convertible Series A Preferred Stock outstanding at March 31, 2000 were automatically converted into 12,733,992 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a genomics company using gene trapping technology to discover thousands of genes and to expand our OmniBank library of tens of thousands of knockout mouse clones for drug discovery. We derive substantially all of our revenues from subscriptions to our databases, collaborations for the development and, in some cases, analysis of knockout mice and from government grants. To date, we have generated a substantial portion of our revenues from a limited number of sources.

     Since our inception, we have incurred significant losses and, as of March 31, 2000, we had an accumulated deficit of $42.3 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock based compensation expenses associated with stock options granted to employees and consultants prior to the closing of our initial public offering in April 2000. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property prosecution and other expenses related to the generation of our Human Gene Trap(TM) database, OmniBank database and library and the development of knockout mice. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities. In connection with the expansion of our Human Gene Trap database, OmniBank database and library and functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability. Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of our common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it is recorded.

     Our quarterly operating results will depend upon many factors, including expiration of research contracts with collaborators or government research grants, the success rate of our discovery efforts leading to milestones and royalties, the timing and willingness of collaborators to commercialize products which would result in royalties, general and industry-specific economic conditions which may affect research and development expenditures and the timing and content of information released by the Human Genome Project. As a consequence, our quarterly operating results have fluctuated in the past and are likely to do so in the future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 2000

     Revenues. Total revenues increased 320% to $3.3 million in the three months ended March 31, 2000 from $796,000 in the corresponding period in 1999. Of the $2.5 million increase, $1.3 million was derived from increased database subscription and license fees and $1.2 million was derived from increased fees for the development of knockout mice.

     Research and Development Expenses. Research and development expenses increased 17% to $3.6 million in the three months ended March 31, 2000 from $3.1 million in the corresponding period in 1999. The increase of $510,000 was attributable to continued growth of research and development activities, primarily related to increased personnel costs to support the generation of our Human Gene Trap database, OmniBank database and library and the development of knockout mice.

     General and Administrative Expenses. General and administrative expenses increased 92% to $1.3 million in the three months ended March 31, 2000 from $675,000 in the corresponding period in 1999. The increase of $624,000 was due to primarily to additional personnel costs for business development and finance and administration.

     Stock Based Compensation Expense. For the three months ended March 31, 2000, we amortized $11.9 million of deferred compensation related to options granted to employees and certain consultants. We did not record any stock based compensation expense in the corresponding period in 1999. If employees and consultants continue to vest in accordance with their individual stock options, we expect to record amortization expense for deferred compensation as follows:
$9.7 million during the nine months ended December 31, 2000, $12.9 million during 2001, $12.9 million during 2002, $12.9 million during 2003 and $1.1 million during 2004. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which stock based compensation expense has been recorded are subsequently canceled.

     Interest Income and Interest Expense. Interest income decreased 43% to $128,000 in the three months ended March 31, 2000 from $226,000 in the corresponding period in 1999. This decrease resulted from a declining cash and investment balance due to cash used in operating activities. Interest expense increased 258% to $110,000 in the three months ended March 31, 2000 from $30,000 in the corresponding period in 1999. This increase resulted from higher debt obligation balances in the first quarter of 2000.

     Net Loss and Net Loss Per Common Share. Net loss increased to $13.4 million in the three months ended March 31, 2000 from $2.7 million in the corresponding period in 1999. Net loss per share increased to $0.55 in the three months ended March 31, 2000 from $0.12 in the corresponding period in 1999. These increases resulted from a $11.9 million charge for stock based compensation in the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception primarily through private sales of common and preferred stock, contract and milestone payments to us under our database subscription and collaboration agreements and equipment financing arrangements. As of March 31, 2000, we had received net proceeds of $36.9 million from issuances of common and preferred stock. In addition, from our inception through March 31, 2000, we received $17.7 million in cash payments from database subscription and license fees, fees for the development of knockout mice, sales of products related to the generation of knockout mice and government grants, of which $11.6 million had been recognized as revenues through March 31, 2000. On April 6, 2000, we signed an underwriting agreement with J.P. Morgan Securities, Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp. and Punk, Ziegel & Company, L.P., as representatives of the underwriters named therein, for the initial public offering of 10,000,000 shares of our common stock at an initial public offering price of $22.00 per share. We received net proceeds of $203.6 million from the offering after deducting underwriting discounts and estimated offering expenses.

     As of March 31, 2000, we had $8.6 million in cash, cash equivalents and marketable securities, as compared to $9.2 million as of December 31, 1999. After giving pro forma effect to the initial public offering and our receipt of the net proceeds from the offering, we had $212.2 million in cash, cash equivalents and marketable securities as of March 31, 2000. We provided $1.1 million from operations in the three months ended March 31, 2000. This consisted of the net loss for the period of $13.4 million offset by non-cash charges of $11.9 million related to compensation expense, $553,000 related to depreciation expense and a net decrease in other working capital accounts of $2.1 million. We used $247,000 in investing activities for the three months ended March 31, 2000, which resulted from purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2000 of 1.2 million, resulted from deferred offering costs associated with Lexicon's initial public offering in April 2000.

     In June 1999, we entered into a $5.0 million financing arrangement for the purchase of property and equipment. As of March 31, 2000, we had drawn down approximately $4.2 million and had $832,000 remaining available under this arrangement. As of March 31, 2000, $3.5 million of this amount remained outstanding under this arrangement and was secured by the equipment financed. This facility accrues interest at a weighted-average rate of approximately 11.7% and is due in monthly installments through 2003. In addition, as of March 31, 2000, we had $82,000 in capitalized lease obligations outstanding compared to $133,000 at December 31, 1999.

     Our capital requirements depend on numerous factors, including our ability to obtain database subscription and collaboration agreements and government grants, the amount and timing of payments under such agreements and grants, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances, together with the net proceeds of this offering and revenues to be derived from subscriptions to our databases, collaborations for the development and, in some cases, analysis of knockout mice and government grants, will be sufficient to fund our operations for at least the next several years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

IMPACT OF INFLATION

     The effect of inflation and changing prices on our operations was not significant during the periods presented.

DISCLOSURE ABOUT MARKET RISK

     Our exposure to market risk is confined to our cash and cash equivalents which have maturities of less than three months. We maintain an investment portfolio which consists of U.S. Government debt obligations and investment grade commercial paper that mature one to twelve months after December 31, 1999, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio.

     We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the following:

Risks Related to Our Business

     o we have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

     o    we are an early-stage company with an unproven business strategy

     o we may need additional capital in the future and, if it is not available, we will have to curtail or cease operations

     o we face substantial competition in the discovery of the DNA sequences of genes and their functions and in our drug discovery and product development efforts

     o we rely heavily on collaborators to develop and commercialize products based on genes that we identify as promising candidates for development as drug targets

     o any cancellation by or conflicts with our collaborators could harm our business

     o we have no experience in developing and commercializing products on our own

     o if we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products

     o we may encounter difficulties in managing our growth, which could increase our losses

     o because our entire OmniBank(R)mouse clone library is located at a single facility, the occurrence of a disaster could significantly disrupt our business

Risks Related to Our Industry

     o our ability to patent our discoveries is uncertain because patent laws and their interpretation are highly uncertain and subject to change

     o    our patent applications may not result in enforceable patent rights

     o if other companies and institutions obtain patents claiming the functional uses of genes and gene products based upon gene sequence information and predictions of gene function, we may be unable to obtain patents for our discoveries of biological function in knockout mice

     o if our potential products conflict with patents that competitors, universities or others have obtained, then we may be unable to commercialize those products

     o issued patents may not fully protect our discoveries, and our competitors may be able to commercialize products similar to those covered by our issued patents

     o our rights to the use of technologies licensed by third parties are not within our control

     o    we may be unable to protect our trade secrets

     o we and our collaborators are subject to extensive and uncertain government regulatory requirements, which could increase our operating costs or adversely affect our ability to obtain government approval of products based on genes that we identify in a timely manner or at all

     o security risks in electronic commerce or unfavorable internet regulation may deter future use of our products and services

     o we use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly

     o    we may be sued for product liability

     o public perception of ethical and social issues may limit or discourage the use of our technologies, which could reduce our revenues

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, believed, expected, estimated or projected. For additional discussion of these risks, uncertainties and assumptions, see "Risk Factors" included in the our initial public offering prospectus dated April 7, 2000 and contained in our Registration Statement on Form S-1 (Registration No. 333-96469) filed under the Securities Act of 1933, as amended.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Disclosure about Market Risk" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the Registration Statement on Form S-1 (Registration No. 333-96469) filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was April 6, 2000. On the same date, we signed an underwriting agreement with J.P. Morgan Securities, Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp. and Punk, Ziegel & Company, L.P., the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 10,000,000 shares of our common stock at an initial public offering price of $22.00 per share. The offering commenced on April 7, 2000 and was closed on April 12, 2000. The initial public offering resulted in gross proceeds of $220.0 million. We received net proceeds of $203.6 million after deducting underwriting discounts of $15.4 million and estimated offering expenses of $1.0 million.

     Concurrently with the closing of the initial public offering, the 4,244,664 outstanding shares of our Series A Preferred Stock were automatically converted into 12,733,992 shares of common stock. As a result, we no longer have any outstanding preferred stock.

     Because the initial public offering occurred after March 31, 2000, we had not used any of the net proceeds from the offering through the end of the period covered by this report on Form 10-Q. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated April 7, 2000.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of stockholders was held on March 15, 2000 to consider and vote upon the following proposals:

     (1) Election of Directors. The following individuals were nominated and elected as directors, with the following numbers of shares voted for and withheld for each director:

NAME OF DIRECTOR                               FOR                  WITHHELD
----------------                               ---                  --------
William A. McMinn                           10,841,682                0
Arthur T. Sands, M.D., Ph.D.                10,841,682                0
Stephen J. Banks                            10,841,682                0
Gordon A. Cain                              10,841,682                0
Patricia M. Cloherty                        10,841,682                0
Paul Haycock, M.D.                          10,841,682                0


                                                                         FOR          AGAINST           ABSTAIN
                                                                         ---          -------           -------
(2)      Approval of our Restated Charter                             10,841,682      0                 0
(3)      Approval of our 2000 Equity Incentive Plan                   10,441,682      400,000           0
(4)      Approval of our 2000 Non-Employee
         Directors' Stock Option Plan                                 10,441,682      400,000           0
(5)      Appointment of Arthur Andersen LLP
         as our independent public accountants for
         the fiscal year ending December 31, 2000                     10,841,682      0                 0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

3.1  --   Restated Certificate of Incorporation (filed as Exhibit 3.1 to the
          Company's Registration Statement on Form S-1 (Registration No.
          333-96469) and incorporated by reference herein).

3.2  --   Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

10.1 --   Employment Agreement with James R. Piggott, Ph.D. (filed as Exhibit
          10.2 to the Company's Registration Statement on Form S-1 (Registration
          No. 333-96469) and incorporated by reference herein).

10.2 --   Employment Agreement with Brian P. Zambrowicz, Ph.D. (filed as Exhibit
          10.4 to the Company's Registration Statement on Form S-1 (Registration
          No. 333-96469) and incorporated by reference herein).

10.3 -- Employment Agreement with Julia P. Gregory (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No.
          333-96469) and incorporated by reference herein).

10.4 --   2000 Equity Incentive Plan (filed as Exhibit 10.8 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

10.5 -- 2000 Non-Employee Directors' Stock Option Plan (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No.
          333-96469) and incorporated by reference herein).

27.1 --   Financial Data Schedule.

          (b)  Reports on Form 8-K:

                    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LEXICON GENETICS INCORPORATED


Date:   May 5, 2000                By: /s/ ARTHUR T. SANDS
                                      -------------------------
                                           Arthur T. Sands, M.D., Ph.D.
                                           President and Chief Executive Officer


Date:   May 5, 2000                By: /s/ JULIA P. GREGORY
                                      --------------------------
                                           Julia P. Gregory
                                           Executive Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT NO.                  DESCRIPTION
-----------                  -----------
27.1  --   Financial Data Schedule.