Form 10-Q
period 2000-06-30
LEXICON GENETICS INC/TX
filed 2000-07-28
CIK 1062822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

| |      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

                               Yes  X     No
                                   ---      ---


         As of July 25, 2000, 47,663,284 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS



                                                                                                           PAGE
                                                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 2000 and December 31, 1999  ..................................................3

         Statements of Operations - Three and Six Months Ended June 30, 2000 and 1999............................4

         Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999......................................5

         Notes to Financial Statements...........................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................................13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................14

Item 2.  Changes in Securities and Use of Proceeds..............................................................14

Item 6.  Exhibits and Reports on Form 8-K.......................................................................15

Signatures .....................................................................................................16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                                 BALANCE SHEETS

                                                                            AS OF JUNE 30,        AS OF DECEMBER 31,
                                                                                 2000                   1999
                                                                            --------------        ------------------
                                                                              (UNAUDITED)
                                    ASSETS
Current assets:
  Cash and cash equivalents  ..............................................  $  49,632,521          $  2,025,585
  Marketable securities ...................................................    161,009,285             7,130,848
  Accounts receivable .....................................................      1,484,082             3,391,648
  Prepaid expenses and other ..............................................         36,631                76,257
                                                                             -------------          ------------
    Total current assets ..................................................    212,162,519            12,624,338
Property, plant and equipment .............................................     13,826,613            12,476,021
Accumulated depreciation ..................................................     (4,239,758)           (3,087,397)
                                                                             -------------          ------------
                                                                                 9,586,855             9,388,624
Other assets, net .........................................................        294,364               281,605
                                                                             -------------          ------------
    Total assets ..........................................................  $ 222,043,738          $ 22,294,567
                                                                             =============          ============

     LIABILITIES, REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK,
                 AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities ................................  $   1,666,828          $  1,192,276
  Current portion of related party note payable ...........................              -               200,004
  Current portion of long-term debt .......................................        879,611               874,174
  Current portion of capital lease obligations ............................         21,715               127,119
  Deferred revenue ........................................................      6,985,612             8,209,574
                                                                             -------------          ------------
    Total current liabilities .............................................      9,553,766            10,603,147
Capital lease obligations, net of current portion .........................              -                 6,279
Related party note payable, net of current portion  .......................              -               716,663
Long-term debt, net of current portion  ...................................      2,420,455             2,854,365
                                                                             -------------          ------------
    Total liabilities .....................................................     11,974,221            14,180,454

Commitments and contingencies

Redeemable convertible Series A preferred stock, $.01 par value,
   10,000,000 shares authorized, none and 4,244,664 shares issued
   and outstanding, respectively ..........................................              -            30,050,236
Stockholders' equity (deficit):
  Common stock, $.001 par value, 120,000,000 shares
    authorized, 47,656,723 and 24,540,201 shares issued and
    outstanding, respectively .............................................         47,657                24,540
  Additional paid-in capital ..............................................    302,117,175             7,863,392
  Deferred stock compensation .............................................    (46,251,879)             (915,422)
  Accumulated deficit .....................................................    (45,843,436)          (28,908,633)
                                                                             -------------          ------------
    Total stockholders' equity (deficit) ..................................    210,069,517           (21,936,123)
                                                                             -------------          ------------
    Total liabilities and stockholders' equity (deficit) ..................  $ 222,043,738          $ 22,294,567
                                                                             =============          ============

   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                -----------------------------     -----------------------------
                                                    2000             1999            2000              1999
                                                ------------     ------------     ------------     ------------
Revenues:
  Subscription and license fees .............   $    434,574     $    249,063     $  2,058,052     $    536,303
  Collaborative research ....................      1,989,299          598,507        3,634,057        1,037,317
  Reagents ..................................         60,166           55,161          130,839          124,809
  Grants ....................................         98,581          190,024           98,581          190,024
                                                ------------     ------------     ------------     ------------
    Total revenues ..........................      2,582,620        1,092,755        5,921,529        1,888,453
Operating expenses:
  Research and development ..................      4,129,816        3,587,516        7,697,752        6,646,510
  General and administrative ................      1,528,209          870,836        2,827,066        1,545,573
  Stock based compensation ..................      3,234,305               --       15,142,613               --
                                                ------------     ------------     ------------     ------------
    Total operating expenses ................      8,892,330        4,458,352       25,667,431        8,192,083
                                                ------------     ------------     ------------     ------------
Loss from operations ........................     (6,309,710)      (3,365,597)     (19,745,902)      (6,303,630)
Interest income .............................      2,922,316          145,546        3,050,158          371,661
Interest expense ............................        129,310           30,245          239,060           60,867
                                                ------------     ------------     ------------     ------------
Net loss ....................................   $ (3,516,704)    $ (3,250,296)    $(16,934,804)    $ (5,992,836)
Net loss per common share, basic and diluted    $      (0.08)    $      (0.09)    $      (0.40)    $      (0.16)
Shares used in computing net loss per common
  share, basic and diluted ..................     46,796,126       37,265,946       42,071,565       37,261,159

   The accompanying notes are an integral part of these financial statements.

                         LEXICON GENETICS INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                           -------------------------------------
                                                                                                 2000                 1999
                                                                                           -------------------------------------
Cash flows from operating activities:
 Net loss..................................................................................$ (16,934,804)    $  (5,992,836)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation.............................................................................    1,152,361           836,328
  Amortization of deferred stock compensation..............................................   15,142,613                --
  Changes in operating assets and liabilities:
    Decrease in accounts receivable........................................................    1,907,566           381,876
    (Increase) decrease in prepaid expenses................................................       39,626          (166,572)
    (Increase) decrease in other assets....................................................      (12,758)           39,528
    Increase (decrease) in accounts payable and accrued liabilities........................      474,552          (541,549)
    Decrease in deferred revenue...........................................................   (1,223,962)         (613,033)
                                                                                             -----------     -------------
      Net cash provided by (used in) operating activities..................................      545,194        (6,056,258)

Cash flows from investing activities:
 Purchases of property and equipment.......................................................   (1,350,592)       (3,245,608)
 Purchase of marketable securities......................................................... (214,940,362)      (65,236,158)
 Maturities of marketable securities.......................................................   61,061,925        48,836,000
                                                                                            ------------     -------------
      Net cash used in investing activities................................................ (155,229,029)      (19,645,766)

Cash flows from financing activities:
 Principal payments of capital lease obligations...........................................     (111,683)          (80,745)
 Proceeds from issuance of common stock....................................................  203,747,594           258,494
 Proceeds from debt borrowings.............................................................           --         2,549,088
 Repayment of debt borrowings..............................................................   (1,345,140)               --
                                                                                            ------------     -------------
      Net cash provided by financing activities............................................  202,290,771         2,726,837
                                                                                            ------------     -------------
Net increase (decrease) in cash and cash equivalents.......................................   47,606,936       (22,975,187)
Cash and cash equivalents at beginning of period ..........................................    2,025,585         3,022,201
                                                                                            ------------     -------------
Cash and cash equivalents at end of period ................................................  $49,632,521     $ (19,952,986)
                                                                                            ============     =============
Supplemental disclosure of cash flow information:
Cash paid for interest..................................................................... $    239,060     $      30,622
Supplemental disclosure of non-cash financing activities:
Conversion of redeemable convertible preferred stock into common stock.....................
Conversion of related party note payable into common stock................................. $ 30,184,090     $          --
                                                                                            $    337,500     $          --

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999, included in Lexicon's Registration Statement on Form S-1 (Registration No. 333-96469) as filed with the SEC and the prospectus dated April 7, 2000 included therein.

2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and warrants are not included because they are antidilutive.

3.       DEFERRED STOCK COMPENSATION

         During January and February 2000, Lexicon issued options to purchase an aggregate of 3,495,900 shares of common stock to certain employees and consultants. Lexicon recorded deferred compensation totaling approximately $60.5 million for options granted in the first quarter of 2000. Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of Lexicon's common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it is recorded. For the six months ended June 30, 2000, Lexicon amortized $15.1 million of deferred stock compensation. If employees and consultants continue to vest in accordance with their individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $6.5 million during the last six months of 2000, $12.9 million during 2001, $12.9 million during 2002, $12.9 million during 2003 and $1.1 million during 2004. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited.

4.       INITIAL PUBLIC OFFERING AND CONVERSION OF PREFERRED STOCK

         In April 2000, Lexicon completed an initial public offering of 10,000,000 newly-issued shares of its common stock at a price of $22.00 per share. Lexicon received $203.2 million in cash, net of underwriting discounts, commissions and other offering costs.

         Simultaneously with the closing of the initial public offering, the 4,244,664 shares of Redeemable Convertible Series A Preferred Stock then outstanding were automatically converted into 12,733,992 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a genomics company using gene trapping technology to discover thousands of genes and to expand our OmniBank(R) library of tens of thousands of knockout mouse clones for drug discovery. We derive substantially all of our revenues from subscriptions to our databases, collaborations for the development and analysis of knockout mice and from government grants. To date, we have generated a substantial portion of our revenues from a limited number of sources.

         Since our inception, we have incurred significant losses and, as of June 30, 2000, we had an accumulated deficit of $45.8 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock based compensation expenses associated with stock options granted to employees and consultants prior to the closing of our initial public offering in April 2000. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property prosecution and other expenses related to the generation of our Human Gene Trap(TM) database, OmniBank database and library and the research, development and analysis of knockout mice. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities. In connection with the expansion of our Human Gene Trap database, OmniBank database and library and functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability. Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of our common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it is recorded.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 2000

         Revenues. Total revenues increased 136% to $2.6 million in the three months ended June 30, 2000 from $1.1 million in the corresponding period in 1999. Substantially all of the $1.5 million increase was derived from increased revenues from collaborations for the development and analysis of knockout mice.

         Research and Development Expenses. Research and development expenses increased 15% to $4.1 million in the three months ended June 30, 2000 from $3.6 million in the corresponding period in 1999. The increase of $542,000 was attributable to continued growth of research and development activities, primarily related to increased personnel costs to support the generation of our Human Gene Trap database, OmniBank database and library and the research, development and analysis of knockout mice.

         General and Administrative Expenses. General and administrative expenses increased 75% to $1.5 million in the three months ended June 30, 2000 from $871,000 in the corresponding period in 1999. The increase of $657,000 was due primarily to additional personnel costs for business development and finance and administration.

         Stock Based Compensation Expense. For the three months ended June 30, 2000, we amortized $3.2 million of deferred compensation related to options granted to employees and certain consultants. We did not record any stock based compensation expense in the corresponding period in 1999.

         Interest Income and Interest Expense. Interest income increased to $2.9 million in the three months ended June 30, 2000 from $146,000 in the corresponding period in 1999. This increase resulted from an increased cash and investment balance as a result of our initial public offering. Interest expense increased 328% to $129,000 in the three months ended June 30, 2000 from $30,000 in the corresponding period in 1999. This increase resulted from higher debt obligation balances in the three months ended June 30, 2000 as compared to the corresponding period in 1999.

         Net Loss and Net Loss Per Common Share. Net loss increased to $3.5 million in the three months ended June 30, 2000 from $3.3 million in the corresponding period in 1999. Net loss per share decreased to $0.08 in the three months ended June 30, 2000 from $0.09 in the corresponding period in 1999. The net loss for the three months ended June 30, 2000, was primarily attributable to stock based compensation expense. Excluding the stock based compensation expense, the net loss and net loss per share would have been $282,000 and $0.01, respectively, for the three months ended June 30, 2000.

Six Months Ended June 30, 1999 and 2000

         Revenues. Total revenues increased 214% to $5.9 million in the six months ended June 30, 2000 from $1.9 million in the corresponding period in 1999. Of the $4.0 million increase, $1.5 million was derived from increased database subscription and license fees and $2.6 million was derived from increased revenues from collaborations for the development and analysis of knockout mice.

         Research and Development Expenses. Research and development expenses increased 16% to $7.7 million in the six months ended June 30, 2000 from $6.6 million in the corresponding period in 1999. The increase of $1.1 million was attributable to continued growth of research and development activities, primarily related to increased personnel costs to support the generation of our Human Gene Trap database, OmniBank database and library and the research, development and analysis of knockout mice.

         General and Administrative Expenses. General and administrative expenses increased 83% to $2.8 million in the six months ended June 30, 2000 from $1.5 million in the corresponding period in 1999. The increase of $1.3 million was due primarily to additional personnel costs for business development and finance and administration.

         Stock Based Compensation Expense. For the six months ended June 30, 2000, we amortized $15.1 million of deferred compensation related to options granted to employees and certain consultants. We did not record any stock based compensation expense in the corresponding period in 1999.

         Interest Income and Interest Expense. Interest income increased 721% to $3.1 million in the six months ended June 30, 2000 from $372,000 in the corresponding period in 1999. This increase resulted from an increased cash and investment balance as a result of our initial public offering. Interest expense increased 293% to $239,000 in the six months ended June 30, 2000 from $61,000 in the corresponding period in 1999. This increase resulted from higher debt obligation balances in the six months ended June 30, 2000 as compared to the corresponding period in 1999.

         Net Loss and Net Loss Per Common Share. Net loss increased to $16.9 million in the six months ended June 30, 2000 from $6.0 million in the corresponding period in 1999. Net loss per share increased to $0.40 in the six months ended June 30, 2000 from $0.16 in the corresponding period in 1999. These increases resulted primarily from a $15.1 million charge for stock based compensation in the six months ended June 30, 2000. Excluding the stock based compensation expense, the net loss and the net loss per share would have been $1.8 million and $0.04, respectively, for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription and collaboration agreements and equipment financing arrangements. As of June 30, 2000, we had received net proceeds of $240.4 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through June 30, 2000, we received $19.7 million in cash payments from database subscription and license fees, collaborations for the development and analysis of knockout mice, sales of reagents and government grants, of which $14.2 million had been recognized as revenues through June 30, 2000.

         As of June 30, 2000, we had $210.6 million in cash, cash equivalents and marketable securities, as compared to $9.2 million as of December 31, 1999. We had $545,000 provided by operations in the six months ended June 30, 2000. This consisted of the net loss for the period of $16.9 million offset by non-cash charges of $15.1 million related to compensation expense, $1.2 million related to depreciation expense and a net increase in other working capital accounts of $1.2 million. We used $155.2 million in investing activities for the six months ended June 30, 2000, principally as a result of the purchase of marketable securities with the net proceeds of our initial public offering in April 2000, and purchases of property and equipment, offset in part by maturities of marketable securities.

         In June 1999, we entered into a $5.0 million financing arrangement for the purchase of property and equipment. As of June 30, 2000, we had drawn down approximately $4.2 million and had $832,000 remaining available under this arrangement. As of June 30, 2000, $3.3 million of this amount remained outstanding under this arrangement and was secured by the equipment financed. This facility accrues interest at a weighted-average rate of approximately 11.7% and is due in monthly installments through 2003. In addition, as of June 30, 2000, we had $22,000 in capitalized lease obligations outstanding compared to $133,000 at December 31, 1999.

         Our capital requirements depend on numerous factors, including our ability to obtain database subscription and collaboration agreements and government grants, the amount and timing of payments under such agreements and grants, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances, together with the net proceeds of our initial public offering and revenues to be derived from subscriptions to our databases, collaborations for the research, development and analysis of knockout mice and government grants, will be sufficient to fund our operations for at least the next several years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

    o because our entire OmniBank mouse clone library is located at a single facility, the occurrence of a disaster could significantly disrupt our business

    o we can provide no assurance that we will prevail in our claims against Deltagen, Inc. or that, if we prevail, any damages or equitable remedies awarded will be commercially valuable

Risks Related to Our Industry

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

PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

       On May 24, 2000, we filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Deltagen is willfully infringing the claims of United States Patent No. 5,789,215, under which we hold an exclusive license from GenPharm International, Inc. In the complaint, we are seeking unspecified damages from Deltagen, as well as injunctive relief. Deltagen has counterclaimed for a declaratory judgment that the patent is invalid, unenforceable and is not infringed by Deltagen. United States Patent No. 5,789,215 covers methods of engineering the animal genome, including methods for the production of knockout mice by homologous recombination, using isogenic DNA technology.

         While we believe that our complaint is meritorious, we can provide no assurance that we will prevail in our claims against Deltagen or that, if we prevail, any damages or equitable remedies awarded will be commercially valuable. Furthermore, we are likely to incur substantial costs and expend substantial personnel time in pursuing our claims against Deltagen.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Registration Statement on Form S-1 (Registration No. 333-96469) filed under the Securities Act of 1933, as amended, relating to the initial public offering of our common stock was April 6, 2000. On the same date, we signed an underwriting agreement with J.P. Morgan Securities, Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp. and Punk, Ziegel & Company, L.P., the managing underwriters for the initial public offering and the representatives of the underwriters named in the underwriting agreement, for the initial public offering of 10,000,000 shares of our common stock at an initial public offering price of $22.00 per share. The offering commenced on April 7, 2000 and was closed on April 12, 2000. The initial public offering resulted in gross proceeds of $220.0 million. We received net proceeds of $203.2 million after deducting underwriting discounts of $15.4 million and estimated offering expenses of $1.4 million.

         Concurrently with the closing of the initial public offering, the 4,244,664 outstanding shares of our Series A Preferred Stock were automatically converted into 12,733,992 shares of common stock. As a result, we no longer have any outstanding preferred stock.

         From the time of receipt through June 30, 2000, the net proceeds of our initial public offering were applied toward:

    o  purchases and installation of equipment and
         build-out of facilities:                                $       900,000
    o  repayment of indebtedness:                                $     1,144,000
    o  working capital:                                          $       889,000
    o  Short-term investments in U.S. Government debt
         obligations and investment grade commercial paper:      $   200,267,000


         Except for the repayment of $917,000 of indebtedness to a director, we have made no payments to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

     Exhibit No.              Description
     -----------              -----------
       27.1      --      Financial Data Schedule.

            (b) Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LEXICON GENETICS INCORPORATED


Date:   July 28, 2000                By: /s/ ARTHUR T. SANDS
                                         ---------------------------------------
                                         Arthur T. Sands, M.D., Ph.D.
                                         President and Chief Executive Officer


Date:   July 28, 2000                By:  /s/ JULIA P. GREGORY
                                        ----------------------------------------
                                          Julia P. Gregory
                                          Executive Vice President and
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit No.                 Description
      -----------                 -----------
         27.1       --     Financial Data Schedule.