Form 10-Q/A
period 2000-06-30
LEXICON GENETICS INC/TX
filed 2000-11-02
CIK 1062822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

                                                  Yes  [X]      No  [ ]

       As of July 25, 2000, 47,663,284 shares of the registrant's common stock, par value $0.001 per share, were outstanding.


================================================================================

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

Item 2.  Changes in Securities and Use of Proceeds..............................................................14

Item 6.  Exhibits and Reports on Form 8-K.......................................................................15

SIGNATURES .....................................................................................................16

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                       LEXICON GENETICS INCORPORATED
                              BALANCE SHEETS

                                                                                                 AS OF JUNE 30,  AS OF DECEMBER 31,
                                                                                                      2000             1999
                                                                                                 -------------   -----------------
                                    ASSETS                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents  .................................................................... $ 49,632,521     $  2,025,585
  Marketable securities .........................................................................  161,009,285        7,130,848
  Accounts receivable ...........................................................................    1,484,082        3,391,648
  Prepaid expenses and other ....................................................................       36,631           76,257
                                                                                                  ------------     ------------
    Total current assets ........................................................................  212,162,519       12,624,338

Property, plant and equipment ...................................................................   13,826,613       12,476,021
Accumulated depreciation ........................................................................   (4,239,758)      (3,087,397)
                                                                                                  ------------     ------------
                                                                                                     9,586,855        9,388,624
Other assets, net ...............................................................................      294,364          281,605
                                                                                                  ------------     ------------
    Total assets ................................................................................ $222,043,738     $ 22,294,567
                                                                                                  ============     ============

              LIABILITIES, REDEEMABLE CONVERTIBLE SERIES A PREFERRED STOCK, AND
                             STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities ...................................................... $  1,666,828     $  1,192,276
  Current portion of related party note payable .................................................           --          200,004
  Current portion of long-term debt .............................................................      879,611          874,174
  Current portion of capital lease obligations ..................................................       21,715          127,119
  Deferred revenue ..............................................................................    6,985,612        8,209,574
                                                                                                  ------------     ------------
    Total current liabilities ...................................................................    9,553,766       10,603,147
Capital lease obligations, net of current portion ...............................................           --            6,279
Related party note payable, net of current portion  .............................................           --          716,663
Long-term debt, net of current portion  .........................................................    2,420,455        2,854,365
                                                                                                  ------------     ------------
    Total liabilities ...........................................................................   11,974,221       14,180,454
Commitments and contingencies
Redeemable convertible Series A preferred stock, $.01 par value, 10,000,000 shares
  authorized; none and 4,244,664 shares issued and outstanding, respectively.....................           --       30,050,236
Stockholders' equity (deficit):
  Common stock, $.001 par value, 120,000,000 shares authorized, 47,656,723 and
  24,540,201 shares issued and outstanding, respectively ........................................       47,657           24,540
  Additional paid-in capital ....................................................................  302,117,175        7,863,392
  Deferred stock compensation ...................................................................  (46,251,879)        (915,422)
  Accumulated deficit ...........................................................................  (45,843,436)     (28,908,633)
                                                                                                  ------------     ------------
    Total stockholders' equity (deficit) ........................................................  210,069,517      (21,936,123)
                                                                                                  ------------     ------------
    Total liabilities and stockholders' equity (deficit) ........................................ $222,043,738     $ 22,294,567
                                                                                                  ============     ============

The accompanying notes are an integral part of these financial statement.

                    LEXICON GENETICS INCORPORATED
                       STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------------- -------------------------------------
                                                              2000               1999                2000               1999
                                                       ------------------ ------------------ -------------------- ----------------
Revenues:
  Subscription and license fees ........................ $      434,574     $      249,063     $     2,058,052     $       536,303
  Collaborative research ...............................      1,989,299            598,507           3,634,057           1,037,317
  Reagents .............................................         60,166             55,161             130,839             124,809
  Grants ...............................................         98,581            190,024              98,581             190,024
                                                         --------------     --------------     ---------------     ---------------
    Total revenues .....................................      2,582,620          1,092,755           5,921,529           1,888,453
Operating expenses:
  Research and development .............................      4,129,816          3,587,516           7,697,752           6,646,510
  General and administrative ...........................      1,528,209            870,836           2,827,066           1,545,573
  Stock based compensation .............................      3,234,305                 --          15,142,613                  --
                                                         --------------     --------------     ---------------     ---------------
    Total operating expenses ...........................      8,892,330          4,458,352          25,667,431           8,192,083
Loss from operations ...................................     (6,309,710)        (3,365,597)        (19,745,902)         (6,303,630)
Interest income ........................................      2,922,316            145,546           3,050,158             371,661
Interest expense .......................................        129,310             30,245             239,060              60,867
                                                         --------------     --------------     ---------------     ---------------
Net loss ............................................... $   (3,516,704)    $   (3,250,296)    $   (16,934,804)    $   (5,992,836)
Net loss per common share, basic and diluted ........... $        (0.08)    $        (0.09)    $         (0.40)    $        (0.16)
Shares used in computing net loss per common
 share, basic and diluted  .............................     46,796,126         37,265,946          42,071,565         37,261,159



   The accompanying notes are an integral part of these financial statements.

                       LEXICON GENETICS INCORPORATED
                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                                 For the Six Months Ended June 30,
                                                                               -------------------------------------
                                                                                     2000                1999
                                                                               ----------------    -----------------
Cash flows from operating activities:
  Net loss.....................................................................   $ (16,934,804)      $ (5,992,836)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation...............................................................       1,152,361            836,328
    Amortization of deferred stock compensation................................      15,142,613                 --
    Changes in operating assets and liabilities:
      Decrease in accounts receivable..........................................       1,907,566            381,876
      (Increase) decrease in prepaid expenses..................................          39,626           (166,572)
      (Increase) decrease in other assets......................................         (12,758)            39,528
      Increase (decrease) in accounts payable and accrued liabilities..........         474,552           (541,549)
      Decrease in deferred revenue.............................................      (1,223,962)          (613,033)
                                                                                  -------------       ------------
        Net cash provided by (used in) operating activities....................         545,194         (6,056,258)

Cash flows from investing activities:
  Purchases of property and equipment..........................................      (1,350,592)        (3,245,608)
  Purchase of marketable securities............................................    (214,940,362)       (32,438,772)
  Maturities of marketable securities..........................................      61,061,925         48,836,000
                                                                                  -------------       ------------
        Net cash provided by (used in) investing activities....................    (155,229,029)        13,151,620

Cash flows from financing activities:
  Principal payments of capital lease obligations..............................        (111,683)           (80,745)
  Proceeds from issuance of common stock.......................................     203,747,594            258,494
  Proceeds from debt borrowings................................................              --          2,549,088
  Repayment of debt borrowings.................................................      (1,345,140)                --
                                                                                  -------------       ------------
        Net cash provided by (used in) financing activities....................     202,290,771          2,726,837
                                                                                  -------------       ------------
Net increase in cash and cash equivalents......................................      47,606,936          9,822,199
Cash and cash equivalents at beginning of period ..............................       2,025,585          3,022,201
                                                                                  -------------       ------------
Cash and cash equivalents at end of period ....................................   $  49,632,521       $ 12,844,400
                                                                                  =============       ============

Supplemental disclosure of cash flow information:
Cash paid for interest.........................................................   $     239,060       $     30,622

Supplemental disclosure of non-cash financing activities:
Conversion of redeemable convertible preferred stock into common stock.........   $  30,184,090       $         --
Conversion of related party note payable into common stock.....................   $     337,500       $         --



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

         Stock Based Compensation Expense. For the six months ended June 30, 2000, we amortized $15.1 million of deferred compensation related to options granted to employees and certain consultants. We did not record any stock based compensation expense in the corresponding period in 1999

         Interest Income and Interest Expense. Interest income increased 721% to $3.1 million in the six months ended June 30, 2000 from $372,000 in the corresponding period in 1999. This increase resulted from an increased cash and investment balance as a result of our initial public offering. Interest expense increased 293% to $239,000 in the six months ended June 30, 2000 from $61,000 in the corresponding period in 1999. This increase resulted from higher debt obligation balances in the six months ended June 30, 2000 as compared to the corresponding period in 1999.

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

         From the time of receipt through June 30, 2000, the net proceeds of our initial public offering were applied toward:

     o    purchases and installation of equipment and build-out of
          facilities:                                               $    900,000
     o    repayment of indebtedness:                                $  1,144,000
     o    working capital:                                          $    889,000
     o    short-term investments in U.S. Government debt obligations
          and investment grade commercial paper:                    $200,267,000

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


                                  LEXICON GENETICS INCORPORATED


Date:   November 2, 2000          By:      /s/ ARTHUR T. SANDS
                                     -------------------------------------------
                                           Arthur T. Sands, M.D., Ph.D.
                                           President and Chief Executive Officer


Date:   November 2, 2000          By:      /s/ JULIA P. GREGORY
                                     -------------------------------------------
                                           Julia P. Gregory
                                           Executive Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

      EXHIBIT NO.           DESCRIPTION
      -----------           -----------
         27.1     --   Financial Data Schedule.