Form 10-Q
period 2000-09-30
LEXICON GENETICS INC/TX
filed 2000-11-02
CIK 1062822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                               Yes __X__  No _____


       As of October 26, 2000, 48,117,925 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 2000 and December 31, 1999....................................3

         Statements of Operations - Three and Nine Months Ended September 30, 2000 and 1999...........4

         Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999.....................5

         Notes to Financial Statements................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................15

Item 2.  Changes in Securities and Use of Proceeds....................................................15

Item 6.  Exhibits and Reports on Form 8-K.............................................................16

SIGNATURES ...........................................................................................17

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          Lexicon Genetics Incorporated
                                 Balance Sheets

                                 Assets
                                                                                    As of              As of
                                                                                 September 30,     December 31,
                                                                                    2000               1999
                                                                                 -------------     ------------
                                                                                 (unaudited)
Current assets:
  Cash and cash equivalents  ..................................................   $ 23,941,651     $  2,025,585
  Marketable securities .......................................................    182,380,882        7,130,848
  Accounts receivable .........................................................      2,363,648        3,391,648
  Prepaid expenses and other ..................................................         49,401           76,257
                                                                                  ------------     ------------
    Total current assets ......................................................    208,735,582       12,624,338

Property, plant and equipment .................................................     16,641,569       12,476,021
Accumulated depreciation ......................................................     (4,941,844)      (3,087,397)
                                                                                  ------------     ------------
                                                                                    11,699,725        9,388,624
Other assets, net .............................................................        675,732          281,605
                                                                                  ------------     ------------
    Total assets ..............................................................   $221,111,039     $ 22,294,567
                                                                                  ============     ============

      Liabilities, Redeemable Convertible Series A Preferred Stock, and
                       Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable and accrued liabilities ....................................   $  2,328,395     $  1,192,276
  Current portion of related party note payable ...............................             --          200,004
  Current portion of long-term debt ...........................................        874,119          874,174
  Current portion of capital lease obligations ................................             --          127,119
  Deferred revenue ............................................................      3,506,339        8,209,574
                                                                                  ------------     ------------
    Total current liabilities .................................................      6,708,853       10,603,147
Capital lease obligations, net of current portion .............................             --            6,279
Related party note payable, net of current portion  ...........................             --          716,663
Long-term debt, net of current portion  .......................................      2,209,705        2,854,365
                                                                                  ------------     ------------
    Total liabilities .........................................................      8,918,558       14,180,454
Commitments and contingencies
Redeemable convertible Series A preferred stock, $.01 par value,
   10,000,000 shares authorized, none and 4,244,664 shares issued
   and outstanding, respectively ..............................................             --       30,050,236
Stockholders' equity (deficit):
  Common stock, $.001 par value, 120,000,000 shares
    authorized, 47,937,974 and 24,540,201 shares issued and
    outstanding, respectively .................................................         47,938           24,540
  Additional paid-in capital ..................................................    295,999,945        7,863,392
  Deferred stock compensation .................................................    (36,472,086)        (915,422)
  Accumulated deficit .........................................................    (47,383,316)     (28,908,633)
                                                                                  ------------     ------------
    Total stockholders' equity (deficit) ......................................    212,192,481      (21,936,123)
                                                                                  ------------     ------------
    Total liabilities and stockholders' equity (deficit) ......................   $221,111,039     $ 22,294,567
                                                                                  ============     ============


   The accompanying notes are an integral part of these financial statements.

                          Lexicon Genetics Incorporated
                            Statements of Operations
                                   (unaudited)

                                                                For the Three Months                   For the Nine Months
                                                                Ended September 30,                    Ended September 30,
                                                            -----------------------------        ------------------------------
                                                               2000              1999                2000              1999
                                                            -----------       -----------        ------------       -----------
Revenues:
  Subscription and technology license fees .............    $   435,419       $   224,823        $  2,493,471       $   761,126
  Collaborative research ...............................      5,117,862           432,248           8,751,919         1,469,565
  Reagents .............................................         60,879            52,241             191,718           177,050
  Grants ...............................................             --                --              98,581           190,024
                                                            -----------       -----------        ------------       -----------
    Total revenues .....................................      5,614,160           709,312          11,535,689         2,597,765
Operating expenses:
  Research and development .............................      5,521,112         3,897,399          13,218,863        10,543,909
  General and administrative ...........................      1,934,284           681,524           4,761,350         2,227,097
  Stock based compensation .............................      3,049,299                --          18,191,912                --
                                                            -----------       -----------        ------------       -----------
    Total operating expenses ...........................     10,504,695         4,578,923          36,172,125        12,771,006
                                                            -----------       -----------        ------------       -----------
Loss from operations ...................................     (4,890,535)       (3,869,611)        (24,636,436)      (10,173,241)
Interest income ........................................      3,450,352           159,830           6,500,510           531,491
Interest expense .......................................         99,697           120,139             338,757           181,097
                                                            -----------       -----------        ------------       -----------
Net loss ...............................................    $(1,539,880)      $(3,829,920)       $(18,474,683)      $(9,822,847)
                                                            ===========       ===========        ============       ===========
Net loss per common share, basic and diluted ...........    $     (0.03)      $     (0.10)       $      (0.42)      $     (0.26)
                                                            ===========       ===========        ============       ===========
Shares used in computing net loss per common
  share, basic and diluted  ............................     47,780,441        37,238,440          43,988,414        37,237,483


   The accompanying notes are an integral part of these financial statements.

                       Lexicon Genetics Incorporated
                          Statements of Cash Flows
                                (unaudited)

                                                                                      For the Nine Months Ended September 30,
                                                                                      ---------------------------------------
                                                                                             2000                1999
                                                                                      ------------------   -----------------
Cash flows from operating activities:
  Net loss............................................................................. $ (18,474,683)       $ (9,822,847)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation.......................................................................     1,854,447           1,364,161
    Amortization of deferred stock compensation........................................    18,191,912                  --
    Changes in operating assets and liabilities:
      Decrease in accounts receivable..................................................     1,028,000             633,226
      (Increase) decrease in prepaid expenses..........................................        26,856             (77,577)
      (Increase) decrease in other assets..............................................      (394,127)             50,474
      Increase (decrease) in accounts payable and accrued liabilities..................     1,136,119            (273,792)
      Decrease in deferred revenue.....................................................    (4,703,235)           (485,209)
                                                                                        -------------        ------------
        Net cash used in operating activities..........................................    (1,334,711)         (8,611,564)

Cash flows from investing activities:
  Purchases of property and equipment..................................................    (4,165,548)         (3,838,969)
  Purchase of marketable securities....................................................  (305,533,921)         (8,929,552)
  Maturities of marketable securities..................................................   130,283,887          16,400,158
                                                                                        -------------        ------------
        Net cash provided by (used in) investing activities............................  (179,415,582)          3,631,637

Cash flows from financing activities:
  Principal payments of capital lease obligations......................................      (133,398)           (150,324)
  Proceeds from issuance of common stock...............................................   204,023,639                  --
  Proceeds from debt borrowings........................................................            --           3,568,446
  Repayment of debt borrowings.........................................................    (1,223,882)           (246,687)
                                                                                        -------------        ------------
        Net cash provided by financing activities......................................   202,666,359           3,171,435
                                                                                        -------------        ------------
Net increase (decrease) in cash and cash equivalents...................................    21,916,066          (1,808,492)
Cash and cash equivalents at beginning of period ......................................     2,025,585           3,022,201
                                                                                        -------------        ------------
Cash and cash equivalents at end of period ............................................ $  23,941,651        $  1,213,709
                                                                                        =============        ============
Supplemental disclosure of cash flow information:
  Cash paid for interest............................................................... $     338,757        $    181,097
                                                                                        =============        ============
Supplemental disclosure of non-cash financing activities:
  Conversion of redeemable convertible preferred stock into common stock............... $  30,184,090        $         --
                                                                                        =============        ============
  Conversion of related party note payable into common stock........................... $     337,500        $         --
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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in Lexicon's Registration Statement on Form S-1 (Registration No. 333-96469) as filed with the SEC and the prospectus dated April 7, 2000 included therein.

2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

3.       DEFERRED STOCK COMPENSATION

         During January and February 2000, Lexicon issued options to purchase an aggregate of 3,495,900 shares of common stock to certain employees and consultants. Lexicon recorded deferred compensation totaling approximately $60.5 million for options granted in the first quarter of 2000. Deferred stock compensation and related amortization represents the difference between the exercise price of stock options and the fair value of Lexicon's common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it was recorded. During the three months ended September 30, 2000, Lexicon reversed $6.7 million of deferred compensation and additional paid-in capital for unamortized deferred compensation related to the forfeiture of unvested options by terminated employees and consultants. For the nine months ended September 30, 2000, Lexicon amortized $18.2 million of deferred stock compensation. If vesting continues in accordance with the outstanding individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $2.7 million during the last three months of 2000, $11.0 million during 2001, $11.0 million during 2002, $10.9 million during 2003 and $0.9 million during 2004. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited.

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

5.       COLLABORATION AND LICENSE AGREEMENTS

         In September 2000, Lexicon entered into an agreement with Bristol-Myers Squibb Company, under which Bristol-Myers Squibb will have access to Lexicon's LexVision(TM) program and OmniBank(R) database and library, and Lexicon concluded its 1997 agreement with the Merck Genome Research Institute, or MGRI. In connection with the conclusion of the MGRI agreement, Lexicon recognized $3.1 million of deferred revenues remaining from the $4.0 million cash payment made by MGRI when the agreement was signed and an additional $1.0 million of revenue related to a final, non-refundable cash payment that Lexicon received from MGRI. Lexicon has not yet recognized any revenues under the September 2000 LexVision agreement with Bristol-Myers Squibb.

6.       SUBSEQUENT EVENT

         In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased Lexicon's current laboratory and office space and vivarium and agreed to fund the construction of additional laboratory and office space and a second vivarium. Including the purchase price for Lexicon's existing facilities, the synthetic lease provides for funding of up to $45.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for Lexicon's existing facilities are approximately $1.5 million per year. Lease payments for the new facilities will begin upon completion of construction, which is expected in the fourth quarter of 2001. When the new facilities are completed, Lexicon's total lease payments for the existing facilities and the new facilities are expected to be $3.2 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or Lexicon may purchase the properties for a price including the outstanding lease balance. If Lexicon elects not to renew the lease or purchase the properties, Lexicon must arrange the sale of the properties to a third party. Under the sale option, Lexicon has guaranteed a percentage of the total original cost as the residual fair value of the properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are defining the functions of genes for drug discovery using mice whose DNA has been altered to disrupt, or "knock out," the function of the altered gene. Our proprietary gene trapping and gene targeting technologies enable us to rapidly generate these knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem (ES) cells, which can be cloned and used to generate mice with the altered gene. We employ an integrated platform of advanced medical technologies to systematically analyze the functions and pharmaceutical relevance of the genes we have knocked out. Our LexVision(TM) program captures the information resulting from this analysis for our use, and use by our collaborators, to discover pharmaceutical products based on genomics - the study of genes and their function.

         We derive substantially all of our revenues from subscriptions to our databases and functional genomics collaborations for the development and analysis of knockout mice. To date, we have generated a substantial portion of our revenues from a limited number of sources.

         Since our inception, we have incurred significant losses and, as of September 30, 2000, we had an accumulated deficit of $47.4 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property prosecution and other expenses related to our LexVision program, the generation of our human gene sequence databases and our OmniBank(R) database and mouse clone library, the development and analysis of knockout mice and our other functional genomics research efforts. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities. Deferred stock compensation and related amortization represents the difference between the exercise price of stock options issued prior to our April 2000 initial public offering and the fair value of our common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it was recorded. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited. In connection with the expansion of our LexVision program, our human gene sequence databases, our OmniBank database and library and our functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

         Our quarterly operating results will depend upon many factors, including our success in establishing new database subscription and research contracts with collaborators, expirations of such contracts, the success rate of our discovery efforts leading to milestones and royalties, the timing and willingness of collaborators to commercialize products which may result in royalties, and general and industry-specific economic conditions which may affect research and development expenditures. As a consequence, our quarterly operating results have fluctuated in the past and are likely to do so in the future.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 2000

         Revenues. Total revenues increased 691% to $5.6 million in the three months ended September 30, 2000 from $709,000 in the corresponding period in 1999. Of the $4.9 million increase, $211,000 was derived from increased database subscription and technology license fees and $4.7 million was derived from increased revenues from functional genomics collaborations for the development and analysis of knockout mice.

         In September 2000, we entered into an agreement with Bristol-Myers Squibb Company, under which Bristol-Myers Squibb will have access to our LexVision program and OmniBank database and library, and we concluded our 1997 agreement with the Merck Genome Research Institute, or MGRI. In October 2000, we entered into a functional genomics agreement with Tularik Inc. and a separate sublicense agreement with Bristol-Myers Squibb. In connection with the conclusion of the MGRI agreement, we recognized $3.1 million of deferred revenues remaining from the $4.0 million cash payment made to us by MGRI when the agreement was signed and an additional $1.0 million of revenue related to a final, non-refundable cash payment that we received from MGRI. As a result of these arrangements with MGRI, our revenues for the third quarter of 2000 are substantially greater than our revenues in prior quarters, and are likely to be significantly greater than our revenues for the fourth quarter of 2000. We have not yet recognized any revenues under our September 2000 LexVision agreement with Bristol-Myers Squibb or our October 2000 agreements with Tularik and Bristol-Myers Squibb. As a result of these and other factors, our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

         Research and Development Expenses. Research and development expenses increased 42% to $5.5 million in the three months ended September 30, 2000 from $3.9 million in the corresponding period in 1999. The increase of $1.6 million was attributable to continued growth of research and development activities, primarily related to increased personnel costs to support the expansion of our LexVision program, the generation of our human gene sequence databases and our OmniBank database and library, the development and analysis of knockout mice and our other functional genomics research efforts.

         General and Administrative Expenses. General and administrative expenses increased 184% to $1.9 million in the three months ended September 30, 2000 from $682,000 in the corresponding period in 1999. The increase of $1.3 million was due primarily to additional personnel costs for business development and finance and administration, as well as expenses associated with our patent infringement litigation against Deltagen, Inc.

         Stock Based Compensation Expense. For the three months ended September 30, 2000, we amortized $3.0 million of deferred compensation related to options granted to employees and certain consultants. We did not record any stock based compensation expense in the corresponding period in 1999.

         Interest Income and Interest Expense. Interest income increased to $3.5 million in the three months ended September 30, 2000 from $160,000 in the corresponding period in 1999. This increase resulted from an increased cash and investment balance as a result of our initial public offering. Interest expense decreased 17% to $100,000 in the three months ended September 30, 2000 from $120,000 in the corresponding period in 1999.

         Net Loss and Net Loss Per Common Share. Net loss decreased to $1.5 million in the three months ended September 30, 2000 from $3.8 million in the corresponding period in 1999. Net loss per share decreased to $0.03 in the three months ended September 30, 2000 from $0.10 in the corresponding period in 1999. The net loss for the three months ended September 30, 2000, was primarily attributable to stock based compensation expense. Excluding stock based compensation expense, we would have had net income and net income per share of $1.5 million and $0.03, respectively, for the three months ended September 30, 2000.

Nine Months Ended September 30, 1999 and 2000

         Revenues. Total revenues increased 344% to $11.5 million in the nine months ended September 30, 2000 from $2.6 million in the corresponding period in 1999. Of the $8.9 million increase, $1.7 million was derived from increased database subscription and technology license fees and $7.3 million was derived from increased revenues from functional genomics collaborations for the development and analysis of knockout mice. The $7.3 million increase includes $4.1 million related to the conclusion of our 1997 agreement with MGRI.

         Research and Development Expenses. Research and development expenses increased 25% to $13.2 million in the nine months ended September 30, 2000 from $10.5 million in the corresponding period in 1999. The increase of $2.7 million was attributable to continued growth of research and development activities, primarily related to increased personnel costs to support the expansion of our LexVision program, the generation of our human gene sequence databases and our OmniBank database and library, the development and analysis of knockout mice and our other functional genomics research efforts.

         General and Administrative Expenses. General and administrative expenses increased 114% to $4.8 million in the nine months ended September 30, 2000 from $2.2 million in the corresponding period in 1999. The increase of $2.5 million was due primarily to additional personnel costs for business development and finance and administration, as well as expenses associated with our patent infringement litigation against Deltagen, Inc.

         Stock Based Compensation Expense. For the nine months ended September 30, 2000, we amortized $18.2 million of deferred compensation related to options granted to employees and certain consultants. We did not record any stock based compensation expense in the corresponding period in 1999.

         Interest Income and Interest Expense. Interest income increased to $6.5 million in the nine months ended September 30, 2000 from $531,000 in the corresponding period in 1999. This increase resulted from an increased cash and investment balance as a result of our initial public offering. Interest expense increased 87% to $339,000 in the nine months ended September 30, 2000 from $181,000 in the corresponding period in 1999. This increase resulted from higher average debt obligation balances in the nine months ended September 30, 2000 as compared to the corresponding period in 1999.

         Net Loss and Net Loss Per Common Share. Net loss increased to $18.5 million in the nine months ended September 30, 2000 from $9.8 million in the corresponding period in 1999. Net loss per share increased to $0.42 in the nine months ended September 30, 2000 from $0.26 in the corresponding period in 1999. These increases resulted primarily from an $18.2 million charge for stock based compensation in the nine months ended September 30, 2000. Excluding the stock based compensation expense, our net loss and the net loss per share would have been $283,000 and $0.01, respectively, for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription and collaboration agreements and equipment financing arrangements. As of September 30, 2000, we had received net proceeds of $241.0 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through September 30, 2000, we received $21.0 million in cash payments from database subscription and technology license fees, functional genomics collaborations for the development and analysis of knockout mice, sales of reagents and government grants, of which $19.8 million had been recognized as revenues through September 30, 2000.

         As of September 30, 2000, we had $206.3 million in cash, cash equivalents and marketable securities, as compared to $9.2 million as of December 31, 1999. We used $1.3 million in operations in the nine months ended September 30, 2000. This consisted of the net loss for the period of $18.5 million offset by non-cash charges of $18.2 million related to compensation expense and $1.9 million related to depreciation expense offset partially by a net decrease in other working capital accounts of $2.9 million. We used $179.4 million in investing activities for the nine months ended September 30, 2000, principally as a result of the net purchase of marketable securities with the net proceeds of our initial public offering in April 2000, and purchases of property and equipment.

         In June 1999, we entered into a $5.0 million financing arrangement for the purchase of property and equipment which is secured by the equipment financed. As of September 30, 2000, we had drawn down approximately $4.2 million and had $832,000 remaining available under this arrangement. As of September 30, 2000, $3.1 million of the borrowings remained outstanding under this arrangement. This facility accrues interest at a weighted-average rate of approximately 11.7% and is due in monthly installments through 2003. This debt may be retired through payment at the end of the second quarter of 2001.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our current laboratory and office space and vivarium and agreed to fund the construction of additional laboratory and office space and a second vivarium. Including the purchase price for our existing facilities, the synthetic lease provides for funding of up to $45.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for our existing facilities are approximately $1.5 million per year. Lease payments for the new facilities will begin upon completion of construction, which is expected in the fourth quarter of 2001. When the new facilities are completed, our total lease payments for our existing facilities and the new facilities are expected to be $3.2 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price including the outstanding lease balance. If we elect not to renew the lease or purchase the properties, we must arrange the sale of the properties to a third party. Under the sale option, we have guaranteed a percentage of the total original cost as the residual fair value of the properties.

         Our capital requirements depend on numerous factors, including our ability to obtain database subscription and collaboration agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances, together with the net proceeds of our April 2000 initial public offering and revenues to be derived from subscriptions to our databases, functional genomics collaborations for the research, development and analysis of knockout mice, will be sufficient to fund our operations for at least the next several years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

IMPACT OF INFLATION

         The effect of inflation and changing prices on our operations was not significant during the periods presented.

DISCLOSURE ABOUT MARKET RISK

         Our exposure to market risk is confined to our cash and cash equivalents which have maturities of less than three months. We maintain an investment portfolio which consists of U.S. Government debt obligations and investment grade commercial paper that mature one to twelve months after September 30, 2000, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio.

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

     o we have no experience in developing and commercializing products on our own

     o we may engage in future acquisitions, which could be expensive and time consuming, and from which we may not realize the intended benefits

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

     o    we may be unable to protect our trade secrets

     o we may become subject to regulation under the Animal Welfare Act, which could subject us to additional costs and permit requirements

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       On May 24, 2000, we filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Deltagen is willfully infringing the claims of United States Patent No. 5,789,215, under which we hold an exclusive license from GenPharm International, Inc. This patent covers methods of engineering the animal genome, including methods for the production of knockout mice by homologous recombination, using isogenic DNA technology. In the complaint, we are seeking unspecified damages from Deltagen, as well as injunctive relief. Deltagen has counterclaimed for a declaratory judgment that the patent is invalid, unenforceable and is not infringed by Deltagen.

       On October 13, 2000, we filed a second complaint against Deltagen, Inc. in U.S. District Court for the Northern District of California alleging that Deltagen is willfully infringing the claims of United States Patents Nos. 5,464,764, 5,487,992, 5,627,059, and 5,631,153, under which also we hold exclusive licenses from GenPharm International. These patents cover methods and vectors for using positive-negative selection for producing gene targeted, or "knockout," cells and animals, including the production of knockout mice by homologous recombination. In the complaint, we are seeking unspecified damages from Deltagen, as well as injunctive relief.

         While we believe that our complaints against Deltagen are meritorious, we can provide no assurance that we will prevail in our claims against Deltagen or that, if we prevail, any damages or equitable remedies awarded will be commercially valuable. Furthermore, we are likely to incur substantial costs and expend substantial personnel time in pursuing our claims against Deltagen.

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

         From the time of receipt through September 30, 2000, the net proceeds of our initial public offering were applied toward:

    o   purchases and installation of equipment and build-out
        of facilities:                                                $3,715,000
    o   repayment of indebtedness:                                   $ 1,382,000
    o   working capital:                                             $ 2,155,000
    o   short-term investments in U.S. Government debt
        obligations and investment grade commercial paper:         $ 195,948,000

         Except for the repayment of $917,000 of indebtedness to a director in the second quarter of 2000, we have made no payments to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

     Exhibit No.                    Description
     -----------                    ------------
        +10.1     --   LexVision(TM) Database and Collaboration Agreement, dated
                       September 26, 2000, between Lexicon Genetics Incorporated
                       and Bristol-Myers Squibb Company (filed as Exhibit 10.1
                       to the company's Current Report on Form 8-K dated
                       September 26, 2000 and incorporated by +10.1 reference
                       herein).

         27.1     --   Financial Data Schedule.

---------------------

+ Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

    (b)  Reports on Form 8-K:

         On October 10, 2000, we filed a Current Report on Form 8-K dated September 26, 2000 relating to the establishment of our LexVision(TM) Database and Collaboration Agreement with Bristol-Myers Squibb Company.

                                   Signatures

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Lexicon Genetics Incorporated


Date:   November 2, 2000               By:      /s/ ARTHUR T. SANDS
                                          --------------------------------------
                                          Arthur T. Sands, M.D., Ph.D.
                                          President and Chief Executive Officer


Date:   November 2, 2000               By:      /s/ JULIA P. GREGORY
                                          --------------------------------------
                                          Julia P. Gregory
                                          Executive Vice President and
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

     Exhibit No.                    Description
     -----------                    ------------
        +10.1     --   LexVision(TM) Database and Collaboration Agreement, dated
                       September 26, 2000, between Lexicon Genetics Incorporated
                       and Bristol-Myers Squibb Company (filed as Exhibit 10.1
                       to the company's Current Report on Form 8-K dated
                       September 26, 2000 and incorporated by +10.1 reference
                       herein).

         27.1     --   Financial Data Schedule.

---------------------

+ Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.