Form 10-K
period 2000-12-31
LEXICON GENETICS INC/TX
filed 2001-03-15
CIK 1062822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $333.0 million as of March 7, 2001, based on the closing price of the common stock on the Nasdaq National Market on such date of $10.0625 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the registrant's common stock are assumed to be affiliates. As of March 7, 2001, 48,469,173 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the registrant's definitive proxy statement relating to the registrant's 2001 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2000, are incorporated by reference into Part III of this annual report on Form 10-K.


================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

    ITEM
                                                         PART I
      1.     Business......................................................................................    1
      2.     Properties....................................................................................   19
      3.     Legal Proceedings.............................................................................   19
      4.     Submissions of Matters to a Vote of Security Holders..........................................   19

                                                        PART II
      5.     Market for Registrant's Common Equity and Related Stockholder Matters.........................   20
      6.     Selected Financial Data.......................................................................   21
      7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........   22
     7A.     Quantitative and Qualitative Disclosure About Market Risk.....................................   25
      8.     Financial Statements and Supplementary Data...................................................   25
      9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   25

                                                        PART III
     10.     Directors and Executive Officers of the Registrant............................................   26
     11.     Executive Compensation........................................................................   26
     12.     Security Ownership of Certain Beneficial Owners and Management................................   26
     13.     Certain Relationships and Related Transactions................................................   26

                                                        PART IV
     14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................   27

  Signatures...............................................................................................   29

                                  ------------

         The Lexicon name and logo and OmniBank(R) are registered trademarks and LexVision(TM), Lexgen.com(TM), Internet Universal(TM) and e-Biology(TM) are trademarks of Lexicon Genetics Incorporated.

                                  ------------

         In this annual report on Form 10-K, "Lexicon," "we," "us" and "our" refer to Lexicon Genetics Incorporated.

                                  ------------

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Item 1. Business - Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this annual report on Form 10-K to conform these statements to actual results, unless required by law.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Lexicon Genetics is a drug discovery company of the post-genome era, using gene knockout technology to define the functions of genes for the discovery of pharmaceutical products. We are using this technology to expand our LexVision program and fuel drug discovery programs in cancer, cardiovascular disease, immune disorders, neurological disease, diabetes and obesity. We have established drug discovery alliances and functional genomics collaborations with leading pharmaceutical and biotechnology companies, research institutions and academic institutions throughout the world to commercialize our technology and further develop our discoveries.

         We generate our gene function discoveries using knockout mice - mice whose DNA has been altered to disrupt, or "knock out," the function of the altered gene. Our patented gene trapping and gene targeting technologies enable us to rapidly generate these knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem (ES) cells, which can be cloned and used to generate mice with the altered gene. We employ an integrated platform of advanced medical technologies to systematically discover the functions and potential pharmaceutical uses of the genes we have knocked out. We believe that our LexVision database, which captures and catalogues the information resulting from this analysis, and our OmniBank library of more than 100,000 knockout mouse clones provide us and our collaborators significant opportunities to discover and develop pharmaceutical products based on genomics
- the study of genes and their function.

         We made substantial business and technical progress in the year 2000:

         o We commenced our LexVision program and, in September 2000, established our first LexVision collaboration with Bristol-Myers Squibb Company, under which we could receive between $15 million and $25 million in access and delivery fees, in addition to milestone payments and royalties on products Bristol-Myers Squibb develops using our technology;

         o We established drug discovery alliances with Abgenix, Inc. for the discovery of human monoclonal antibody drugs and with Arena Pharmaceuticals, Inc. for the discovery of small molecule drugs that target an important class of genes called G protein-coupled receptors, or GPCRs;

         o We entered into functional genomics collaborations with American Home Products, Boehringer Ingelheim Pharmaceuticals, Inc., Pharmacia Corp. and Tularik, Inc.;

         o We expanded our functional genomics collaboration with Millennium Pharmaceuticals, Inc. and completed the first year of our collaborations with Johnson & Johnson and N.V. Organon, both of which were signed in December 1999;

         o We nearly doubled the size of our OmniBank library, which we estimate now contains gene knockout clones for more than 40% of all genes in the mammalian genome;

         o We obtained key patents covering our gene trapping technology and gene function discoveries; and

         o We completed a $220 million initial public offering, one of the largest in the history of the biotechnology industry.

         Lexicon Genetics was incorporated in Delaware in July 1995, and commenced operations in September 1995. Our corporate headquarters are located at 4000 Research Forest Drive, The Woodlands, Texas 77381, and our telephone number is (281) 364-0100. Our corporate website is located at www.lexicon-genetics.com. Information found on our website should not be considered part of this annual report on Form 10-K.

GENOMICS AND DRUG DISCOVERY

The Human Genome

         The human genome is comprised of complementary strands of deoxyribonucleic acid, or DNA, molecules organized into 23 pairs of chromosomes. Genes, which carry the specific information, or code, necessary to construct, or express, the proteins that regulate human physiology and disease, make up approximately three to five percent of the genome. The remaining 95% to 97% of DNA in chromosomes does not code for protein. It is now estimated that the entire human genome contains approximately 30,000 to 50,000 genes within a total of approximately 3.5 billion nucleotide base pairs of "genomic" or "chromosomal" DNA.

         The information contained in genes is used to express proteins via a two-step process. The first step in protein expression is called transcription, in which the DNA sequence of a gene is copied into a molecule known as ribonucleic acid, or RNA. A splicing process within the cell then removes the introns, or non-coding segments, from the transcript, thereby creating a messenger RNA, or mRNA. In the second step, the mRNA directs the assembly of the protein product of the gene in a process called translation.

         The Human Genome Project and other publicly and privately-funded DNA sequencing efforts have invested considerable resources to sequence the genes in the human genome, culminating in the completion of a "working draft" of sequence from the human genome in the year 2000 and its publication in February 2001. The sequence of a gene alone, however, does not permit reliable predictions of its function in physiology and disease. As a result, the databases of gene sequences generated by these efforts can be compared by analogy to a dictionary that contains thousands of words, but only a handful of definitions.

Functional Genomics

         The efforts to discover these definitions - to define the functions of the genes in the human genome and, in doing so, discover which genes encode pharmaceutically-relevant drug targets and therapeutic proteins - are commonly referred to as functional genomics. Researchers use a variety of methods to obtain clues about gene function, such as gathering information about where a gene's transcript is found and where the corresponding protein is expressed in the cell. Experiments are also conducted using cell culture, biochemical studies and non-mammalian organisms. While these methods may provide useful information about gene function at the biochemical and cellular levels, their ability to provide information about how genes control mammalian physiology, and thus their usefulness for drug discovery and development, is significantly limited.

         We believe that the method for determining a gene's function that has the greatest relevance and highest value for drug discovery is to disrupt, or knock out, the gene in a mouse and assess the physiological, pathological and behavioral consequences of the disruption of the gene's function. The results of such an analysis can determine the function and disease relevance of a particular gene and the potential of the gene or the protein it encodes as a drug target or therapeutic protein.

         This method of defining gene function possesses a number of advantages in discovering the most promising human drug targets and therapeutic proteins:

         o Humans and mice are very similar genetically - large regions of the two genomes contain similar genes in similar order;

         o Humans and mice share very similar physiology - as a result, the mouse is one of the most widely-used animal model systems in the pharmaceutical industry; and

         o The mouse is the only mammal for which ES cell cloning technology has been well-established, and it is also the only mammal that can be genetically engineered on a large scale.

         The use of knockout mice has led to substantial successes in identifying gene function. The methods traditionally used to generate knockout mice, however, are labor-intensive, slow and often unpredictable, requiring highly-skilled scientific personnel and often a year or more of work. These impediments have limited the rate at which knockout mice may be produced and, therefore, the rate at which the genes in the mammalian genome may be analyzed. We estimate that, to date, knockout mice have been made and analyzed for only a small fraction of all genes.

OUR TECHNOLOGY PLATFORM

         We have developed and refined gene-specific gene targeting and genome-wide gene trapping technologies that enable us to overcome many of the limitations of traditional methodologies for generating gene knockouts. We are using these technologies to rapidly generate knockout mice for the analysis of the functions of hundreds of genes each year. We employ an integrated platform of advanced medical technologies to systematically analyze the functions and pharmaceutical relevance of these genes.

Gene Targeting

         We use gene targeting technology to rapidly generate knockout mice with alterations in selected genes. Our gene targeting technology, which is covered by several key patents, enables us to generate highly-specific alterations in targeted genes, including alterations that selectively disrupt, or conditionally regulate, the function of the targeted gene. We believe that our experience and scale of production using gene targeting technology provide us with substantial advantages in efficiency and speed relative to others using traditional methods to generate knockout mice.

         We use our gene targeting technology with a second technology known as Cre/lox recombinase technology to generate alterations that selectively disrupt, or conditionally regulate, the function of the targeted gene. We use several other technologies that enable the regulation of the function of targeted genes by different methods. The regulation of gene activity using these technologies may closely model the pharmacological action of drugs that interact with specific targets.

Gene Trapping

         We are using our patented gene trapping technology, a high-throughput method of generating knockout mouse clones that we invented, to expand our OmniBank library. Our gene trapping technology uses a type of virus called a retrovirus that has been genetically engineered. These retroviruses infect cells in vitro, integrate into the chromosome of the cell and deliver molecular traps for genes. The gene trap disrupts the function of the gene into which it integrates, permitting the generation of knockout mice. In addition, the gene trap stimulates transcription and use the cell's own splicing machinery to extract a transcript of the trapped gene from the chromosome for automated DNA sequencing. Because our gene trapping vectors are designed to trap genes in a manner largely independent of their levels of expression, our OmniBank database and library includes even those genes that are very rarely expressed. Apply our gene trapping technology to human cell lines has also allowed us to capture DNA sequence from thousands of human genes.

         We use our gene trapping retroviruses in an automated process to rapidly and cost-effectively create knockout mouse clones. Our OmniBank library currently contains more than 100,000 frozen ES cell clones identified by DNA sequence in a relational database. We are currently generating approximately 1,500 genetically engineered knockout ES cell clones per week using our gene trapping technology. We estimate that our OmniBank library currently contains gene knockout clones for more than 40% of all genes in the mammalian genome.

LexVision Technology Platform

         We employ an integrated platform of advanced medical technologies to rapidly and systematically discover and catalogue the functions of the genes we have knocked out using our gene trapping and gene targeting technologies. This state-of-the-art technology platform enables us to assess the phenotypic consequences, or function in a living mammal, of the knocked-out gene across a variety of parameters relevant to human disease, including cancer, cardiovascular disease, immune disorders, neurological disease, diabetes and obesity. Most of the technologies we employ are non-invasive, permitting longitudinal studies of gene function over time that are not feasible using conventional techniques for the analysis of knockout mice. The information resulting from this analysis is captured in the LexVision relational database for our use, and use by our collaborators, to discover genomics-based pharmaceutical products.

Drug Discovery Programs

         We are using the discoveries made in our LexVision program to fuel drug discovery programs in cancer, cardiovascular disease, immune disorders, neurological disease, diabetes and obesity. We are conducting drug discovery efforts in these areas on our own and in collaboration with the companies with which we have established drug discovery alliances.

Research and Development Expenses

         In 2000, we incurred $31.6 million on company-sponsored research and development activities, including $10.9 million of stock-based compensation expense.

OUR STRATEGY

         We believe that genomics represents an opportunity for the development of drugs that address medical needs for which there are presently no effective treatments, as well as drugs that are more effective or have fewer side effects than the treatments that are currently available. Drugs on the market today interact with a total of about 500 specific protein targets, each of which is encoded by a gene. While estimates of the total number of potential drug targets encoded within the human genome vary, many experts believe that genomics research could discover as many as 5,000 new targets for pharmaceutical development. Very little is known about the functions of most genes, however, presenting a major challenge to traditional drug discovery research.

         We believe that the solution to this challenge requires redefining the way drug discovery is conducted by systematically determining the functions of large numbers of genes in mice, which, as mammals, share significant genetic and physiological similarities with humans. We believe that the resulting information will enable us and our collaborators to discover the most promising drug targets and therapeutic proteins from the human genome.

         Our principal objective is to establish a leadership position in drug target and therapeutic protein discovery. The key elements of our strategy include the following:

         o expand and complete our OmniBank library using our gene trapping technology to generate gene knockouts throughout the mouse genome;

         o expand our LexVision database using our integrated platform of advanced medical technologies to systematically discover and catalogue the functions of large numbers of genes that encode potential drug targets and therapeutic proteins;

         o establish additional drug discovery alliances and functional genomics collaborations with researchers at pharmaceutical companies, biotechnology companies and academic institutions; and

         o develop promising drug candidates through collaborations or with our own resources.

COMMERCIALIZATION

         We believe that the genes we identify and the gene functions we define have the potential to be valuable in the discovery and development of therapeutic proteins, antibody, small molecule and gene therapy drugs, diagnostics, and pharmacology and toxicology applications. Our commercialization strategy is to:

         o establish additional subscription agreements for access to our LexVision database and OmniBank database and library;

         o enter into additional functional genomics collaborations for the development and analysis of knockout mice;

         o        expand our e-Biology collaborations;

         o continue progress on our existing drug discovery alliances and establish additional drug discovery and development alliances with leading pharmaceutical and biotechnology companies; and

         o        develop a select group of pharmaceutical products on our own.

         In implementing our commercialization strategy, we have entered into the following collaboration and alliance agreements:

LexVision Collaboration

         Bristol-Myers Squibb Company. We established a LexVision collaboration with Bristol-Myers Squibb in September 2000, under which Bristol-Myers Squibb has non-exclusive access to our LexVision database and OmniBank library for the discovery of small molecule drugs. We could receive between $15 million and $25 million in access and delivery fees under this agreement, in addition to milestone payments and royalties on products Bristol-Myers Squibb develops using our technology. The agreement has a term of five years, although either party may terminate the agreement after three years.

Drug Discovery Alliances

         Abgenix, Inc. We established a drug discovery alliance with Abgenix in July 2000 to discover novel antibody drugs using our functional genomics technologies and Abgenix's technology for generating fully human monoclonal antibodies. We and Abgenix will each have the right to obtain exclusive commercialization rights, including sublicensing rights, for an equal number of qualifying antibodies, and will each receive milestone payments and royalties on sales of antibody drugs from the collaboration that are commercialized by the other party or a third party sublicensee. Each party will bear its own expenses under the collaboration. The agreement has a term of three years, subject to the right of the parties to extend the term for up to three additional one-year periods.

         Arena Pharmaceuticals, Inc. We established a joint research collaboration with Arena in June 2000 to discover novel drug candidates that target an important class of receptors called G protein-coupled receptors, or GPCRs, using our proprietary functional genomics technologies and Arena's CART(TM) technology. Each company will fund its own efforts and share equally in upfront fees, milestones and royalties generated from products developed from alliance GPCRs. We expect most of these products to be licensed to third parties, but we and Arena may elect to jointly fund further development of select products discovered in the alliance.

Functional Genomics Collaborations

         Millennium Pharmaceuticals, Inc. We established a multi-year functional genomics agreement in July 1999 for the creation of gene-targeted knockout mice for use by Millennium in the validation of potential drug targets identified and selected by Millennium. We had a separate agreement with Millennium for access to our human gene sequence database that expired in April 2000. We substantially expanded our functional genomics agreement with Millennium in June 2000, increasing the number of knockout mice that we will generate for Millennium over the remaining term of the agreement. The term of the agreement extends until June 2002.

         OmniBank Universal Agreements. The OmniBank Universal program allows pharmaceutical and biotechnology companies to obtain non-exclusive access to our OmniBank database and to obtain OmniBank and gene-targeted knockout mice under predefined terms. Pharmaceutical and biotechnology companies that identify drug targets of interest through either OmniBank or custom knockout mice also have the option to engage us to analyze the phenotypes of those mice. We typically receive annual subscription fees and fees for knockout mice with annual minimum commitments and, under some of these agreements, may receive royalties on products developed using novel genes discovered in OmniBank. We have entered into agreements with the following companies under this program:

COMPANY                                                           DATE OF AGREEMENT        END OF ACCESS PERIOD
-------                                                           -----------------        --------------------
Abgenix, Inc.                                                     January 2001             January 2004
Tularik Inc.                                                      October 2000             October 2003
American Home Products                                            March 2000               March 2003
Boehringer Ingelheim Pharmaceuticals, Inc.                        February 2000            February 2003
   (a subsidiary of Boehringer Ingelheim GmBH, International)
Pharmacia Corp.                                                   January 2000             January 2003
The R.W. Johnson Pharmaceutical Research Institute                December 1999            December 2001
   (a subsidiary of Johnson & Johnson)
N.V. Organon                                                      December 1999            December 2002
   (a subsidiary of Akzo Nobel)
DuPont Pharmaceuticals Company                                    July 1998
   (a subsidiary of E.I. du Pont de Nemours and Company)

         We have entered into additional functional genomics collaboration agreements with more than 30 companies and academic institutions throughout the world under which we receive research fees for the generation of knockout mice and, with participating institutions, certain rights to license inventions or royalties on products discovered using such mice.

         e-Biology Global Collaboration Program. Finding the best targets for drug discovery among the estimated 30,000 to 50,000 genes contained in the human genome is a task of such complexity and scale that it will require the combined efforts of leading research scientists worldwide. The identification of drug targets and therapeutic proteins using our technology will require the application of in-depth scientific and medical knowledge to prioritize genes for functional studies and to execute those studies. Therefore, we believe that the magnitude of our OmniBank functional genomics resource uniquely enables collaboration through the Internet to accelerate the discovery of gene function.

         Researchers at pharmaceutical companies, biotechnology companies and academic institutions worldwide subscribe to our OmniBank database through the Internet. Our bioinformatics software allows subscribers to mine our OmniBank database for interesting genes and knockout mice. Subscribers can acquire OmniBank knockout mice on a non-exclusive basis and determine the function of genes under our e-Biology collaboration program. In this program, we receive fees for OmniBank knockout mice and, with participating institutions, certain rights to license inventions or to receive royalties on pharmaceutical products discovered using our mice. In cases where we do not obtain such rights, our e-Biology collaborations leverage the value of OmniBank since we may also elect to pursue any clone acquired through that program for gene function research either on our own or with a commercial collaborator. We believe that Lexgen.com and our e-Biology collaborations will allow us to harvest high-value functional genomics information for application in drug discovery and facilitate collaborations between us and pharmaceutical and biotechnology companies. We have entered into more than 100 agreements under our e-Biology collaboration program with researchers at leading institutions throughout the world.

         Technology Sublicenses. We have granted non-exclusive, internal-use sublicenses under certain of our gene targeting patent rights to a total of fourteen leading pharmaceutical and biotechnology companies. These agreements typically have a term of one to three years, in some cases with provisions for subsequent renewals.

PATENTS AND PROPRIETARY RIGHTS

         We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business. We seek patent protection for the genes, proteins and drug targets that we discover. Specifically, we seek patent protection for:

         o the sequences of genes that we believe to be novel, including full-length genes and the partial gene sequences contained in our human gene trap and OmniBank databases, the proteins they encode and their predicted utility as a drug target or therapeutic protein;

         o the utility of genes and the drug targets or therapeutic proteins they encode based on our discoveries of their biological functions using knockout mice; and

         o various enabling technologies in the fields of mutagenesis, ES cell manipulation and transgenic or knockout mice.

         We own or have exclusive rights to three issued U.S. patents that cover our gene trapping technology and five issued U.S. patents that cover specific knockout mice and discoveries of the functions of genes made using knockout mice. We have licenses under 38 additional U.S. patents, and corresponding foreign patents and patent applications, in the fields of gene targeting, gene trapping and genetic manipulation of mouse ES cells. These include patents covering the use of positive-negative selection, isogenic DNA and Cre/lox technology to which we hold exclusive rights in certain fields. We have filed or have exclusive rights to more than 300 pending patent applications in the United States, the European Patent Office, the national patent offices of other foreign countries or under the Patent Cooperation Treaty, covering our gene trapping technology, the DNA sequences of genes and other products and processes. Collectively, these patent applications cover, among other things, more than 200 full-length human gene sequences, more than 50,000 partial human gene sequences, and more than 35,000 knockout mouse clones and corresponding mouse gene sequence tags. Patents typically have a term of no longer than 20 years from the date of filing.

         All of our employees, consultants and advisors are required to execute a confidentiality agreement upon the commencement of employment or consultation. In general, the agreement provides that all inventions conceived by the employee or consultant, and all confidential information developed or made known to the individual during the term of the agreement, shall be our exclusive property and shall be kept confidential, with disclosure to third parties allowed only in specified circumstances. We cannot assure you, however, that these agreements will provide useful protection of our proprietary information in the event of unauthorized use or disclosure of such information.

COMPETITION

         The biotechnology and pharmaceutical industries are highly competitive and characterized by rapid technological change. We face significant competition in each of the aspects of our business from for-profit companies such as Human Genome Sciences, Inc., Incyte Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc., Deltagen, Inc., DNX (a subsidiary of Xenogen Corporation) and Celera Genomics, among others, many of which have substantially greater financial, scientific and human resources than we do. In addition, the Human Genome Project and a large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes and their functions.

         While we are not aware of any other commercial entity that is developing large-scale gene trap mutagenesis in ES cells, we face significant competition from entities using traditional knockout mouse technology and other technologies. Several companies and a large number of academic institutions create knockout mice for third parties using these methods, and a number of companies create knockout mice for use in their own research.

         Many of our competitors in drug discovery and development have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we have. As a result, our competitors may succeed in developing products earlier than we do, obtaining approvals from the FDA or other regulatory agencies for those products more rapidly than we do, or developing products that are more effective than those we propose to develop. Similarly, our collaborators face similar competition from other competitors who may succeed in developing products more quickly, or developing products that are more effective, than those developed by our collaborators. We expect that competition in this field will intensify.

GOVERNMENT REGULATION

Regulation of Pharmaceutical Products

         The development, production and marketing of any pharmaceutical products developed by us or our collaborators will be subject to extensive regulation by United States and foreign governmental authorities. In the United States, new drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act and biological products are subject to regulation both under certain provisions of that Act and under the Public Health Services Act. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biologics and new drugs. The process of obtaining FDA approval has historically been costly and time-consuming.

         The standard process required by the FDA before a pharmaceutical agent may be marketed in the United States includes:

         o        preclinical tests;

         o submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence;

         o adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic in our intended application;

         o for drugs, submission of a New Drug Application, or NDA, or a Biologic License Application, or BLA, with the FDA; and

         o FDA approval of the NDA or BLA prior to any commercial sale or shipment of the drug.

         In addition to obtaining FDA approval for each product, each drug manufacturing establishment must be inspected and approved by the FDA. All manufacturing establishments are subject to inspections by the FDA and by other federal, state and local agencies and must comply with current Good Manufacturing Practices requirements.

         The preclinical studies can take several years to complete, and there is no guarantee that an IND based on those studies will become effective to even permit clinical testing to begin. Once clinical trials are initiated, they generally take two to five years, but may take longer, to complete. After completion of clinical trials of a new drug or biologic product, FDA marketing approval of the NDA or BLA must be obtained. This process requires substantial time and effort and there is no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that approval will be granted. In the past, the FDA's approval of the NDA or BLA has taken, on average, two to five years; if questions arise, approval can take more than five years.

         In addition to regulatory approvals that must be obtained in the United States, a drug product is also subject to regulatory approval in other countries in which it is marketed, although the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. No action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of a drug product must also be approved. The pricing review period often begins after market approval is granted. Even if a foreign regulatory authority approves a drug product, it may not approve satisfactory prices for the product.

Other Regulations

         In addition to the foregoing, our business is and will be subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by our operations. We believe that we are in material compliance with applicable environmental laws and that our continued compliance with these laws will not have a material adverse effect on our business. We cannot predict, however, whether new regulatory restrictions on the production, handling and marketing of biotechnology products will be imposed by state or federal regulators and agencies or whether existing laws and regulations will not adversely affect us in the future.

EMPLOYEES AND CONSULTANTS

         We believe that our success will be based on, among other things, achieving and retaining scientific and technological superiority and identifying and retaining capable management. We have assembled a highly qualified team of scientists as well as executives with extensive experience in the biotechnology industry.

         As of March 1, 2001, the Company employed 322 persons, of whom 64 hold M.D., Ph.D. or D.V.M. degrees and 46 hold other advanced degrees. We believe that our relationship with our employees is good.

SCIENTIFIC ADVISORY PANEL MEMBERS

         We have consulting relationships with a number of scientific advisors, organized into panels focused on specific human diseases or conditions. At our request, these advisors review the feasibility of product development programs under consideration, provide advice concerning advances in areas related to our technology and aid in recruiting personnel. Most of these advisors receive cash and stock-based compensation for their services, as well as access to our OmniBank database and mice from our OmniBank library. All of the advisors are employed by academic institutions or other entities and may have commitments to or advisory agreements with other entities that may limit their availability to us. Our advisors are required to disclose and assign to us any ideas, discoveries and inventions they develop in the course of providing consulting services to us. We also use consultants for various administrative needs. None of our consultants or advisors is otherwise affiliated with us. Our scientific advisors and consultants include the following persons:

NAME AND PANEL                                      AFFILIATION                                 TITLE
--------------                                      -----------                                 -----

AGING AND CANCER
Carlo M. Croce, M.D.                     Thomas Jefferson University        Director, Kimmel Cancer Center
Richard Fishel, Ph.D.                    Thomas Jefferson University        Professor of Microbiology and Immunology
H. Earl Ruley, Ph.D.                     Vanderbilt University              Professor, Department of Microbiology and
                                                                            Immunology

ENDOCRINOLOGY AND OSTEOPOROSIS
John D. Brunzell, M.D.                   University of Washington           Professor of Medicine, Division of
                                                                            Metabolism, Endocrinology & Nutrition
Raif S. Geha, M.D.                       Harvard Medical School             Professor of Pediatrics and Immunology
J. Wesley Pike, Ph.D.                    University of Cincinnati           Professor, Department of Molecular and
                                                                            Cellular Physiology
Clifford J. Rosen, M.D.                  Maine Center for Osteoporosis      Medical Director for the Maine Center for
                                         Research and Foundation            Osteoporosis Research and Foundation

CARDIOVASCULAR
Thomas M. Coffman, M.D.                  Duke University Medical Center     Professor of Medicine, Chief Division of
                                                                            Nephrology
Howard Rockman, M.D.                     Duke University Medical Center     Associate Professor of Medicine
Oliver Smithies, Ph.D.                   University of North Carolina       Excellence Professor, Department of
                                                                            Pathology and Laboratory Medicine

METABOLISM, DIABETES AND OBESITY
Qais Al-Awqati, M.D.                     Columbia University                Professor Physiology and Cell Biophysiology
Wolf-Georg Forsmann, M.D., Ph.D.         Neidersachsisches Institut fur     Direktor, Professor Neidersachsisches
                                         Peptid-Forschung                   Institut fur Peptid-Forschung GmbH
Kenneth Heskel Gabbay, M.D.              Baylor College of Medicine         Head, Section of Molecular Diabetes and
                                                                            Metabolism, Department of Pediatrics
Beverly Koller, Ph.D.                    University of North Carolina       Assistant Professor, Department of Medicine
G. Stanley McKnight, Ph.D.               University of Washington           Professor, Department of Pharmacology
Richard D. Palmiter, Ph.D.               University of Washington           Professor of Biochemistry and Howard Hughes
                                                                            Medical Institute Investigator

GENOMICS AND BIOINFORMATICS
Eric Douglas Green, M.D., Ph.D.          National Human Genome Research     Chief, Genome Technology
                                         Institute
Steven R. Gullans, Ph.D.                 Harvard Institutes of Medicine     Associate Professor of Medicine
Paul S. Meltzer, M.D., Ph.D.             National Human Genome Research     Head, Section of Molecular Genetics, Cancer
                                         Institute                          Genetics Branch
William R. Pearson, Ph.D.                University of Virginia             Professor of Biochemistry
Gregory D. Schuler, Ph.D.                National Center for                Staff Scientist
                                         Biotechnology Information

NEUROLOGY AND DEGENERATIVE DISEASES
Robert Edwards, M.D.                     University of California San       Professor, Department of Neurology and
                                         Francisco                          Physiology
Jeffrey L. Noebels, M.D., Ph.D.          Baylor College of Medicine         Professor of Neurology, Neuroscience and
                                                                            Molecular Genetics
Rudolph E. Tanzi, Ph.D.                  Harvard Medical School             Associate Professor of Neurology
                                                                            (Neuroscience)
Laurence Tecott, M.D., Ph.D.             University of California San       Assistant Professor, Department of Psychiatry
                                         Francisco


RISK FACTORS

         Our business is subject to risks and uncertainties, including those described below:

RISKS RELATED TO OUR BUSINESS

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

         We have incurred net losses since our inception, including net losses of approximately $26.0 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $54.9 million. We are unsure when we will become profitable, if ever. The size of our net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

         We derive substantially all of our revenues from subscriptions to our databases, functional genomics collaborations for the development and, in some cases, analysis of knockout mice, and technology licenses, and will continue to do so for the foreseeable future. Revenues from database subscriptions, collaborations and licenses are uncertain because our existing agreements have fixed terms or relate to specific projects of limited duration. Our ability to secure future agreements will depend upon our ability to address the needs of our potential future subscribers and collaborators.

         A large portion of our expenses are fixed, including expenses related to facilities, equipment and personnel. In addition, we expect to spend significant amounts to fund research and development and to enhance our core technologies. As a result, we expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our quarterly operating results have been and likely will continue to fluctuate, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future. In addition to the risks and uncertainties described in this section, some of the factors that could cause our operating results to fluctuate include:

         o our ability to establish new database subscriptions or research contracts with collaborators and new technology licenses, and the timing of such arrangements;

         o the expiration or other termination of database subscriptions or research contracts with our collaborators or technology licenses, which may not be renewed or replaced;

         o the success rate of our discovery efforts leading to milestone payments and royalties;

         o the timing and willingness of our collaborators to commercialize products which would result in milestone payments and royalties; and

         o general and industry-specific economic conditions, which may affect our and our collaborators' research and development expenditures.

         Due to the likelihood of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our operating results in some quarters may not meet the expectations of stock market analysts and investors. In that case, our stock price would probably decline.

We are an early-stage company with an unproven business strategy

         Our business strategy of using our gene sequence databases and knockout mice to select promising candidates for drug target development and commercializing our discoveries through collaborations and alliances is unproven. Our success will depend upon our ability to enter into additional collaboration and alliance agreements on favorable terms, determine which genes have potential value and select an appropriate commercialization strategy for each potential product we or our collaborators choose to pursue.

         Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of gene-based products to date. We have not proven our ability to identify gene-based drugs or drug targets with commercial potential, or to develop or commercialize drugs or drug targets that we do identify. It is difficult to successfully select those genes with the most potential for commercial development, and we do not know that any products based on genes that we discover can be successfully commercialized. In addition, we may experience unforeseen technical complications in the processes we use to generate our gene sequence database and functional genomics resources. These complications could materially delay or limit the use of those databases and resources, substantially increase the anticipated cost of generating them or prevent us from implementing our processes at appropriate quality and throughput levels.

We face substantial competition in the discovery of the DNA sequences of genes and their functions and in our drug discovery and product development efforts

         There are a finite number of genes in the human genome, and we believe that the majority of such genes have been identified by us or others conducting genomic research and that virtually all will be identified within the next few years. We face significant competition in our efforts to discover and patent the sequence and other information derived from such genes from entities using alternative, and in some cases higher volume and larger scale, approaches for the same purpose.

         We also face competition from entities using more traditional methods to discover genes related to particular diseases. Many of these entities have substantially greater financial, scientific and human resources than we do. A large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes. A substantial portion of this research has been conducted under the international Human Genome Project, a multi-billion dollar program funded by the U.S. government and The Wellcome Trust. One or more of these entities may discover and establish a patent position in one or more of the genes that we wish to study or use in the development of a pharmaceutical product.

         We face significant competition in our drug discovery and product development efforts from entities using traditional knockout mouse technology and other functional genomics technologies, as well as from those using other traditional drug discovery techniques. These competitors may develop products earlier than we do, obtain regulatory approvals faster than we can and develop products that are more effective than ours. Our ability to use our patent rights to prevent competition in the creation and use of knockout mice is more limited outside of the United States. Competitors could discover and establish patents in genes or gene products that we or our collaborators identify as a drug target or therapeutic protein. Numerous companies, academic institutions and government consortia are engaged in efforts to determine the function of genes and gene products. Furthermore, other methods for conducting functional genomics research may ultimately prove superior, in some or all respects, to the use of knockout mice. In addition, technologies more advanced than or superior to our gene trapping technology may be developed, thereby rendering our gene trapping technology obsolete.

We rely heavily on collaborators to develop and commercialize products based on genes that we identify as promising candidates for development as drug targets

         Since we do not currently possess the resources necessary to develop, obtain approvals for or commercialize potential products based on genes contained in our databases or genes that we identify as promising candidates for development as drug targets or therapeutic proteins, we must enter into collaborative arrangements to develop and commercialize these products. We will have limited or no control over the resources that any collaborator may devote to this effort. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct product discovery, development or commercialization activities successfully or in a timely manner. Further, our collaborators may elect not to develop products arising out of our collaborative arrangements or may not devote sufficient resources to the development, approval, manufacture, marketing or sale of these products. If any of these events occurs, we may not be able to develop or commercialize potential products.

         Some of our agreements provide us with rights to participate in the commercial development of compounds or therapeutic approaches derived from our collaborations or access to our databases, technology or intellectual property. We may not be able to obtain such rights in future collaborations or agreements. Our ability to obtain such rights depends in part on the validity of our intellectual property, the advantages and novelty of our technologies and databases and our negotiating position relative to each potential collaborator or customer. Previous attempts by others in the industry to obtain these rights with respect to the development of knockout mice and related technologies have generated considerable controversy, especially in the academic community.

Any cancellation by or conflicts with our collaborators could harm our business

         Our collaboration agreements may not be renewed and may be terminated in the event either party fails to fulfill its obligations under these agreements. Any failure to renew or cancellation by a collaborator could mean a significant loss of revenues and volatility in our earnings.

         In addition, we may pursue opportunities in fields that could conflict with those of our collaborators. Moreover, disagreements could arise with our collaborators over rights to our intellectual property or our rights to share in any of the future revenues of compounds or therapeutic approaches developed by our collaborators. These kinds of disagreements could result in costly and time-consuming litigation. Any conflict with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators, adversely affecting our business and revenues. Some of our collaborators could also become competitors in the future. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors or terminate their agreements with us prematurely. Any of these developments could harm our product development efforts.

We have no experience in developing and commercializing products on our own

         Our ability to develop and commercialize products on our own will depend on our ability to internally develop preclinical, clinical, regulatory and sales and marketing capabilities, or enter into arrangements with third parties to provide those functions. We may not be successful in developing these capabilities or entering into agreements with third parties on favorable terms, or at all. Further, our reliance upon third parties for these capabilities could reduce our control over such activities and could make us dependent upon these parties. Our inability to develop or contract for these capabilities would significantly impair our ability to develop and commercialize products.

We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

         We may acquire additional businesses, technologies and products, if we determine that these businesses, technologies and products complement our existing technology or otherwise serve our strategic goals. We currently have no commitments or agreements with respect to any acquisitions. If we do undertake any transactions of this sort, the process of integrating an acquired business, technology or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could adversely affect our results of operations and financial condition.

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products

         We are highly dependent on Arthur T. Sands, M.D., Ph.D., our president and chief executive officer, as well as other principal members of our management and scientific staff. The loss of any of these personnel would have a material adverse effect on our business, financial condition or results of operations and could inhibit our product development and commercialization efforts. Although we have entered into employment agreements with some of our key personnel, including Dr. Sands, these employment agreements are for a limited period of time and not all key personnel have employment agreements.

         Recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. Competition for experienced scientists is high. Failure to recruit and retain scientific personnel on acceptable terms could prevent us from achieving our business objectives.

We may encounter difficulties in managing our growth, which could increase our losses

         We have experienced a period of rapid growth that has placed and, if this growth continues, will continue to place a strain on our human and capital resources. If we are unable to manage our growth effectively, our losses could increase. The number of our employees increased from 57 at December 31, 1997 to 93 at December 31, 1998, 122 at December 31, 1999, 287 at December 31, 2000 and 322 at March 1, 2001. We intend to increase the number of our employees significantly during the remainder of 2001. Our ability to manage our operations and growth effectively requires us to continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to successfully implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, our management may not have adequate information to manage our day-to-day operations.

Because our entire OmniBank mouse clone library is located at a single facility, the occurrence of a disaster could significantly disrupt our business

         Our OmniBank mouse clone library and its back-up are stored in liquid nitrogen freezers located at our facility in The Woodlands, Texas. If a disaster such as a fire, flood, hurricane, tornado or similar event significantly damages or destroys the facility in which our mouse clone library and back-up are stored, our business could be disrupted until we could regenerate the library and, as a result, our stock price could decline. Our business interruption insurance may not be sufficient to compensate us in the event of a major interruption due to such a disaster.

We may need additional capital in the future and, if it is not available, we will have to curtail or cease operations

         Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain database subscription and collaboration agreements and government grants, the amount and timing of payments under such agreements and grants, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.

         We anticipate that our existing capital resources will enable us to maintain our currently planned operations for at least the next several years. However, changes may occur that would consume available capital resources significantly sooner than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We may be unable to raise sufficient additional capital; if so, we will have to curtail or cease operations.

RISKS RELATED TO OUR INDUSTRY

Our ability to patent our discoveries is uncertain because patent laws and their interpretation are highly uncertain and subject to change

         The patent positions of biotechnology firms generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop a particular product. No clear policy has emerged regarding the breadth of claims covered in biotechnology patents. The biotechnology patent situation outside the United States is even more uncertain and is currently undergoing review and revision in many countries. Changes in, or different interpretations of, patent laws in the United States and other countries might allow others to use our discoveries or to develop and commercialize our products without any compensation to us. We anticipate that these uncertainties will continue for a significant period of time.

Our patent applications may not result in enforceable patent rights

         Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability. Additionally, our current patent applications cover many genes and we expect to file patent applications in the future covering many more genes. As a result, we cannot predict which of our patent applications will result in the granting of patents or the timing of the granting of our patents. Our ability to obtain patent protection based on genes or partial gene sequences will depend, in part, upon identification of a function for the gene or gene sequences sufficient to meet the statutory requirement that an invention have utility and that a patent application describe the invention with sufficient specificity. While the U.S. Patent and Trademark Office has issued guidelines for the examination of patent applications claiming gene sequences, their therapeutic uses and novel proteins coded by such genes, the impact of these guidelines is uncertain and may delay or negatively impact our patent position. Biologic data in addition to that obtained by our current technologies may be required for issuance of patents or human therapeutics. If required, obtaining such biologic data could delay, add substantial costs to, or affect our ability to obtain patent protection. There can be no assurance that the disclosures in our current or future patent applications, including those we may file with our collaborators, will be sufficient to meet these requirements. Alternatively, if the level of biologic or other experimental data required to obtain a patent is determined to be minimal, then other companies who emphasize determining the gene sequence without significant biologic function information will obtain a prior and superior patent position to us and our collaborators. Even if patents are issued, there may be current or future uncertainty as to the scope of the coverage or protection provided by any such patents. In addition, the Human Genome Project, as well as many companies and institutions, have identified genes and deposited partial gene sequences in public databases and are continuing to do so. These public disclosures might limit the scope of our claims or make unpatentable subsequent patent applications on full-length genes.

         Other companies or institutions have filed and will file patent applications that attempt to patent genes or gene sequences that may be similar to our patent applications. The U.S. Patent and Trademark Office could decide competing patent claims in an interference proceeding. Any such proceeding would be costly, and we may not prevail. In addition, patent applications filed by third parties may have priority over patent applications we file. In this event, the prevailing party may require us or our collaborators to stop pursuing a potential product or to negotiate a license arrangement to pursue the potential product. We may not be able to obtain a license from the prevailing party on acceptable terms, or at all.

         Some court decisions indicate that disclosure of a partial sequence may not be sufficient to support the patentability of a full-length sequence. These decisions have been confirmed by recent pronouncements of the U.S. Patent and Trademark Office. We believe that these court decisions and the uncertain position of the U.S. Patent and Trademark Office present a significant risk that the U.S. Patent and Trademark Office will not issue patents based on patent disclosures limited to partial gene sequences, like those represented in our human gene trap database. In addition, we are uncertain about the scope of the coverage, enforceability and commercial protection provided by any patents issued on the basis of partial gene sequences.

If other companies and institutions obtain patents claiming the functional uses of genes and gene products based upon gene sequence information and predictions of gene function, we may be unable to obtain patents for our discoveries of biological functions in knockout mice

         We intend to pursue patent protection covering the novel uses and functions of new and known genes and proteins in mammalian physiology and disease states. While an actual description of the biological function of a gene or protein should enhance a patent position, we cannot assure you that such information will increase the probability of issuance of any patents. Further, many other entities are currently filing patents on genes which are identical or similar to our filings. Many such applications seek to protect partial human gene sequences, full-length gene sequences and the deduced protein products encoded by the sequences while others use biological or other laboratory data. Some of these applications attempt to assign biologic function to the DNA sequences based on computer predictions. There is the significant possibility that patents claiming the functional uses of genes and gene products will be issued to our competitors based on such information.

We are presently involved in patent litigation and may be involved in future patent litigation and other disputes regarding intellectual property rights, and can give no assurances that we will prevail in any such litigation or other dispute

         Our potential products and those of our collaborators may give rise to claims that they infringe the patents of others. This risk will increase as the biotechnology industry expands and as other companies obtain more patents and attempt to discover genes through the use of high-speed sequencers. In addition, many companies have well-established patent portfolios directed to common techniques, methods and means of developing, producing and manufacturing pharmaceutical products. Other companies or institutions could bring legal actions against us or our collaborators for damages or to stop us or our collaborators from manufacturing and marketing the affected products. If any of these actions are successful, in addition to our potential liability for damages, these entities may require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products or may force us to terminate manufacturing or marketing efforts.

         We may need to pursue litigation against others to enforce our patents and intellectual property rights. Patent litigation is expensive and requires substantial amounts of management attention. In addition, the eventual outcome of any such litigation is uncertain.

         On May 24, 2000, we filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Deltagen is willfully infringing the claims of United States Patent No. 5,789,215, under which we hold an exclusive license from GenPharm International, Inc. This patent covers methods of engineering the animal genome, including methods for the production of knockout mice by homologous recombination, using isogenic DNA technology. In the complaint, we are seeking unspecified damages from Deltagen, as well as injunctive relief. Deltagen has counterclaimed for a declaratory judgment that the patent is invalid and unenforceable and is not infringed by Deltagen. On November 14, 2000, Deltagen filed an amended counterclaim alleging antitrust claims against us and GenPharm, for which Deltagen is seeking unspecified damages.

         On October 13, 2000, we filed a second complaint against Deltagen, Inc. in U.S. District Court for the Northern District of California alleging that Deltagen is willfully infringing the claims of United States Patents Nos. 5,464,764, 5,487,992, 5,627,059, and 5,631,153, under which also we hold exclusive licenses from GenPharm International. These patents cover methods and vectors for using positive-negative selection for producing gene targeted, or "knockout," cells and animals, including the production of knockout mice by homologous recombination. In the complaint, we are seeking unspecified damages from Deltagen, as well as injunctive relief. Deltagen has counterclaimed for a declaratory judgment that the patents are invalid and unenforceable and are not infringed by Deltagen.

         While we believe that our complaints against Deltagen are meritorious and that Deltagen's counterclaims against us are without merit, we can provide no assurance that we will prevail in our litigation against Deltagen or that, if we prevail, any damages or equitable remedies awarded will be commercially valuable. If Deltagen prevails in declaring our patents invalid or on its antitrust claim against us, our business and financial position could be adversely affected. Furthermore, we are likely to incur substantial costs and expend substantial personnel time in pursuing our litigation against Deltagen.

         We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. We and many of our competitors have and are continuing to expend significant amounts of time, money and management resources on intellectual property litigation. If we become involved in additional litigation, it could consume a substantial portion of our resources and could negatively affect our results of operations.

         Patent litigation involves substantial risks. Each time we sue for patent infringement we face the risk that the patent will be held invalid or unenforceable. Such a determination is binding on us for all future litigation involving that patent. Furthermore, in light of recent U.S. Supreme Court precedent, our ability to enforce our patents against state agencies, including state sponsored universities and research labs is limited by the Eleventh Amendment to the U.S. Constitution. Finally, opposition by academicians and the government may hamper our ability to enforce our patent against academic or government research laboratories. Enforcement of our patents may cause our reputation in the academic community to be injured.

Issued patents may not fully protect our discoveries, and our competitors may be able to commercialize products similar to those covered by our issued patents

         Issued patents may not provide commercially-meaningful protection against competitors. Other companies or institutions may challenge our or our collaborators' patents or independently develop similar products that could result in an interference proceeding in the Patent and Trademark Office or a legal action. In the event any single researcher or institution infringes upon our or our collaborators' patent rights, enforcing these rights may be difficult and time consuming. Others may be able to design around these patents or develop unique products providing effects similar to our products. We may be required to choose between pursuing litigation against infringers and being unable to recover damages or otherwise enforce our patent rights.

         In addition, others may discover uses for genes or proteins other than those uses covered in our patents, and these other uses may be separately patentable. Even if we have a patent claim on a particular gene, the holder of a patent covering the use of that gene could exclude us from selling a product that is based on the same use of that gene. In addition, with respect to certain of our patentable inventions, we have decided not to pursue patent protection outside the United States, both because we do not believe it is cost effective and because of confidentiality concerns. Accordingly, our international competitors could develop, and receive foreign patent protection for gene sequences and functions for which we are seeking U.S. patent protection.

Our rights to the use of technologies licensed by third parties are not within our control

         We rely, in part, on licenses to use certain technologies which are material to our business. We do not own the patents which underly these licenses. Our rights to use these technologies and practice the inventions claimed in the licensed patents are subject to our licensors abiding by the terms of those licenses and not terminating them. In many cases, we do not control the prosecution or filing of the patents to which we hold licenses. We rely upon our licensors to prevent infringement of those patents. The scope of our rights under our licenses may be subject to dispute by our licensors or third parties.

We may be unable to protect our trade secrets

         While we have entered into confidentiality agreements with employees and collaborators, we may not be able to prevent the disclosure of our trade secrets. In addition, other companies or institutions may independently develop substantially equivalent information and techniques.

We may become subject to regulation under the Animal Welfare Act, which could subject us to additional costs and permit requirements

         The Animal Welfare Act, or AWA, is the federal law that currently covers animals in laboratories. It applies to institutions or facilities using any regulated live animals for research, testing, teaching or experimentation, including diagnostic laboratories and private companies in the pharmaceutical and biotechnology industries. The AWA currently does not cover rats or mice. However, the United States Department of Agriculture, which enforces the AWA, has entered into a proposed settlement agreement under which it has agreed to commence the process of adopting regulations under the AWA to include mice within its coverage.

         Currently, the AWA imposes a wide variety of specific regulations which govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. If the USDA includes mice in its regulations, we will become subject to registration, inspections and reporting requirements. Compliance with the AWA could be expensive, and the regulations eventually adopted by the USDA could impair our research and production efforts.

We and our collaborators are subject to extensive and uncertain government regulatory requirements, which could increase our operating costs or adversely affect our ability to obtain government approval of products based on genes that we identify in a timely manner or at all

         Since we develop animals containing changes in their genetic make-up, we may become subject to a variety of laws, guidelines, regulations and treaties specifically directed at genetically modified organisms, or GMOs. The area of environmental releases of GMOs is rapidly evolving and is currently subject to intense regulatory scrutiny, particularly internationally. If we become subject to these laws we could incur substantial compliance costs. For example, the Biosafety Protocol, or the BSP, a recently adopted treaty, is expected to cover certain shipments from the United States to countries abroad that have signed the BSP. The BSP is also expected to cover the importation of living modified organisms, a category that could include our animals. If our animals are not contained as described in the BSP, our animals could be subject to the potentially extensive import requirements of countries that are signatories to the BSP.

         Drugs and diagnostic products are subject to an extensive and uncertain regulatory approval process by the FDA and comparable agencies in other countries. The regulation of new products is extensive, and the required process of laboratory testing and human studies is lengthy and expensive. The burden of these regulations will fall on us to the extent we develop proprietary products on our own. If the products are the result of a collaboration effort, these burdens may fall on our collaborating partner or may be shared with us. We may not be able to obtain

FDA approvals for those products in a timely manner, or at all. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses. Even if we obtain FDA regulatory approvals, the FDA extensively regulates manufacturing, labeling, distributing, marketing, promotion and advertising after product approval. Moreover, several of our product development areas may involve relatively new technology and have not been the subject of extensive product testing in humans. The regulatory requirements governing these products and related clinical procedures remain uncertain and the products themselves may be subject to substantial review by foreign governmental regulatory authorities that could prevent or delay approval in those countries. Regulatory requirements ultimately imposed on our products could limit our ability to test, manufacture and, ultimately, commercialize our products.

Security risks in electronic commerce or unfavorable internet regulation may deter future use of our products and services

         We provide access to our databases and the opportunity to acquire our knockout mice on the Internet. A fundamental requirement to conduct Internet-based electronic commerce is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the algorithms we use to protect content and transactions on Lexgen.com or proprietary information in our OmniBank database. Anyone who is able to circumvent our security measures could misappropriate our proprietary information, confidential customer information or cause interruptions in our operations. We may be required to incur significant costs to protect against security breaches or to alleviate problems caused by breaches. Further, a well-publicized compromise of security could deter people from using the Internet to conduct transactions that involve transmitting confidential information.

         Because of the growth in electronic commerce, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and federal or state authorities could enact laws, rules or regulations affecting our business or operations. If enacted and applied to our business, these laws, rules or regulations could render our business or operations more costly, burdensome, less efficient or impracticable.

We use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly

         Our research and development processes involve the use of hazardous materials, including chemicals and radioactive and biological materials. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge or any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, these hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

We may be sued for product liability

         We or our collaborators may be held liable if any product we or our collaborators develop, or any product which is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Although we currently have and intend to maintain product liability insurance, this insurance may become prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborators. If we are sued for any injury caused by our or our collaborators' products, our liability could exceed our total assets.

Public perception of ethical and social issues may limit or discourage the use of our technologies, which could reduce our revenues

         Our success will depend in part upon our ability to develop products discovered through our gene trapping and knockout mouse technologies. Governmental authorities could, for ethical, social or other purposes, limit the use of genetic processes or prohibit the practice of our gene trapping and knockout mouse technologies. Claims that genetically engineered products are unsafe for consumption or pose a danger to the environment may influence public perceptions. The subject of genetically modified organisms, like knockout mice, has received negative publicity and aroused public debate in some countries. Ethical and other concerns about our technologies, particularly the use of genes from nature for commercial purposes and the products resulting from this use, could adversely affect the market acceptance of our technologies.

ITEM 2.  PROPERTIES

         We currently lease approximately 104,000 square feet of space for our corporate offices and laboratories in buildings located in The Woodlands, Texas, a suburb of Houston, Texas. Our facilities at this location include a 28,000 square foot state-of-the art animal facility completed in January 1999. We believe this is one of the largest facilities in the world dedicated to the generation and analysis of knockout mice.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our current laboratory and office space and animal facility and agreed to fund the construction of an additional 128,000 square-foot laboratory and office space and a second 60,000 square-foot animal facility. The construction of these new facilities is expected to be completed in the fourth quarter of 2001.

ITEM 3.  LEGAL PROCEEDINGS

         On May 24, 2000, we filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Deltagen is willfully infringing the claims of United States Patent No. 5,789,215, under which we hold an exclusive license from GenPharm International, Inc. This patent covers methods of engineering the animal genome, including methods for the production of knockout mice by homologous recombination, using isogenic DNA technology. In the complaint, we are seeking unspecified damages from Deltagen, as well as injunctive relief. Deltagen has counterclaimed for a declaratory judgment that the patent is invalid and unenforceable and is not infringed by Deltagen. On November 14, 2000, Deltagen filed an amended counterclaim alleging antitrust claims against us and GenPharm, for which Deltagen is seeking unspecified damages.

         On October 13, 2000, we filed a second complaint against Deltagen, Inc. in U.S. District Court for the Northern District of California alleging that Deltagen is willfully infringing the claims of United States Patents Nos. 5,464,764, 5,487,992, 5,627,059, and 5,631,153, under which also we hold exclusive licenses from GenPharm International. These patents cover methods and vectors for using positive-negative selection for producing gene targeted, or "knockout," cells and animals, including the production of knockout mice by homologous recombination. In the complaint, we are seeking unspecified damages from Deltagen, as well as injunctive relief. Deltagen has counterclaimed for a declaratory judgment that the patents are invalid and unenforceable and are not infringed by Deltagen.

         While we believe that our complaints against Deltagen are meritorious and that Deltagen's counterclaims against us are without merit, we can provide no assurance that we will prevail in our litigation against Deltagen or that, if we prevail, any damages or equitable remedies awarded will be commercially valuable. If Deltagen prevails in declaring our patents invalid or on its antitrust claim against us, our business and financial position could be adversely affected. Furthermore, we are likely to incur substantial costs and expend substantial personnel time in pursuing our litigation against Deltagen.

         We are not a party to any material legal proceedings other than the Deltagen litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has been quoted on The Nasdaq National Market under the symbol "LEXG" since April 7, 2000. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the range of the high and low closing prices per share for our common stock as reported on The Nasdaq National Market.

                                                                                           HIGH               LOW
                                                                                           ----               ---
2000
Second Quarter (April 1, 2000 through June 30, 2000)............................          $35.00            $ 9.12
Third Quarter...................................................................          $47.12            $24.69
Fourth Quarter..................................................................          $29.56            $10.75

         As of March 7, 2001, there were approximately 138 holders of record of our common stock.

         We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

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

         From the time of receipt through December 31, 2000, the net proceeds of our initial public offering were applied toward:

o        purchases and installation of equipment and build-out of facilities:           $  7,259,000

o        repayment of indebtedness:                                                     $  1,620,000

o        working capital:                                                               $ 36,378,000

o        short-term investments in U.S. Government debt obligations
         and investment grade commercial paper:                                         $157,943,000

         Except for the repayment of $917,000 of indebtedness to a director in the second quarter of 2000, we have made no payments to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

ITEM 6.  SELECTED FINANCIAL DATA

         The statements of operations data for each of the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000, have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K that have been audited by Arthur Andersen LLP, independent public accountants. The statements of operations data for the years ended December 31, 1996 and 1997, and the balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from our audited financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

                                                 ----------------------------------------------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                     1996            1997            1998            1999            2000
                                                 ------------    ------------    ------------    ------------    ------------
STATEMENTS OF OPERATIONS DATA:                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues .....................................   $        306    $        968    $      2,242    $      4,738    $     14,459
Operating expenses:
   Research and development, including
     stock-based compensation of
     $10,883 in 2000 .........................          2,409           4,971           8,410          14,646          31,647
   General and administrative,
     including stock-based compensation of
     $9,958 in 2000 ..........................            764           1,473           2,024           2,913          18,289
                                                 ------------    ------------    ------------    ------------    ------------
Total operating expenses .....................          3,173           6,444          10,434          17,559          49,936
                                                 ------------    ------------    ------------    ------------    ------------
Loss from operations .........................         (2,867)         (5,476)         (8,192)        (12,821)        (35,477)
Interest income (expense), net ...............            (12)             74             711             346           9,483
                                                 ------------    ------------    ------------    ------------    ------------
Net loss .....................................         (2,879)         (5,402)         (7,481)        (12,475)        (25,994)
Accretion on redeemable
    convertible preferred stock ..............             --              --            (357)           (535)           (134)
                                                 ------------    ------------    ------------    ------------    ------------
Net loss attributable to
    common stockholders ......................   $     (2,879)   $     (5,402)   $     (7,838)   $    (13,010)   $    (26,128)
                                                 ============    ============    ============    ============    ============
Net loss per common share,
    basic and diluted ........................   $      (0.17)   $      (0.23)   $      (0.32)   $      (0.53)   $      (0.63)
                                                 ============    ============    ============    ============    ============
Shares used in computing net
   loss per common share, basic
   and diluted ...............................     17,346,228      23,988,969      24,445,422      24,530,427      41,618,075


                                               -------------------------------------------------------------
                                                                      AS OF DECEMBER 31,
                                               -------------------------------------------------------------
                                                  1996         1997         1998        1999         2000
                                               ---------    ---------    ---------    ---------    ---------
BALANCE SHEET DATA:                                                          (IN THOUSANDS)
Cash, cash equivalents
  and marketable securities ................   $      --    $   1,980    $  19,422    $   9,156    $ 202,680
Working capital ............................        (303)       1,009       18,102        2,021      194,801
Total assets ...............................       1,090        4,917       28,516       22,295      220,693
Long-term debt, net of current portion .....          81        5,268        5,024        3,577        1,834
Redeemable convertible preferred stock .....          --           --       29,515       30,050           --
Accumulated deficit ........................      (3,551)      (8,953)     (16,434)     (28,909)     (54,903)
Stockholders' equity (deficit) .............         521       (1,931)      (9,034)     (21,936)     207,628

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read with "Selected Financial Data" and our financial statements and notes included elsewhere in this annual report on Form 10-K.

OVERVIEW

         We are defining the functions of genes for drug discovery using knockout mice. Our proprietary gene trapping and gene targeting technologies enable us to rapidly generate these knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem (ES) cells, which can be cloned and used to generate mice with the altered gene. We employ an integrated platform of advanced medical technologies to systematically analyze the functions and pharmaceutical relevance of the genes we have knocked out. Our LexVision program captures the information resulting from this analysis for our use, and use by our collaborators, to discover pharmaceutical products based on genomics - the study of genes and their function.

         We derive substantially all of our revenues from subscriptions to our databases, functional genomics collaborations for the development and, in some cases, analysis of knockout mice, and technology licenses. To date, we have generated a substantial portion of our revenues from a limited number of sources.

         Since our inception, we have incurred significant losses and, as of December 31, 2000, we had an accumulated deficit of $54.9 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the expansion of our OmniBank library, the development and analysis of knockout mice and our other functional genomics research efforts. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities, as well as expenses related to our patent infringement litigation against Deltagen, Inc. In connection with the expansion of our drug discovery and LexVision programs, our OmniBank database and library and our functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

         Deferred stock-based compensation and related amortization represents the difference between the exercise price of stock options granted and the fair value of our common stock at the applicable date of grant. Stock-based compensation is amortized over the vesting period of the individual stock options for which it was recorded, generally four years. If employees and consultants continue to vest in accordance with their individual stock options, we expect to record amortization expense for deferred stock-based compensation as follows: $10.9 million during 2001, $10.9 million during 2002, $10.9 million during 2003 and $900,000 during 2004. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to individuals other than employees or directors.

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

         As of December 31, 2000, we had net operating loss carryforwards of approximately $34.9 million. We also had research and development tax credit carryforwards of approximately $1.7 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2011, if not utilized. Utilization of the net operating losses and credits may be significantly limited due to a change in ownership as defined by provisions of the Internal

Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

RESULTS OF OPERATIONS

Years Ended December 31, 1999 and 2000

         Revenues. Total revenues increased 205% to $14.5 million in 2000 from $4.7 million in 1999. Of the $9.8 million increase in total revenues, $2.4 million was derived from increased database subscription and technology license fees and $7.4 million was derived from increased revenues from functional genomics collaborations for the development and analysis of knockout mice.

         In 2000, the Merck Genome Research Institute, or MGRI, and Millennium Pharmaceuticals, Inc. represented 35% and 14% of revenues, respectively. In 1999, Millennium and ZymoGenetics, Inc. represented 28% and 23% of revenues, respectively.

         In September 2000, we concluded our 1997 agreement with MGRI. In connection with the conclusion of the MGRI agreement, we recognized $3.1 million of deferred revenues remaining from the $4.0 million cash payment made to us by MGRI when the agreement was signed and an additional $1.0 million of revenue related to a final, non-refundable cash payment that we received from MGRI. As a result of these arrangements with MGRI, our revenues for the third quarter of 2000 were substantially greater than our revenues in prior quarters and in the fourth quarter of 2000, and are likely to be significantly greater than our quarterly revenues for at least the first quarter of 2001. As a result of these and other factors, our quarterly operating results have fluctuated in the past and are likely to do so in the future. We do not believe that quarter-to-quarter comparisons of our operating results are a good indication of our future performance.

         Research and Development Expenses. Research and development expenses, including stock-based compensation expense, increased 116% to $31.6 million in 2000 from $14.6 million in 1999. The largest part of the increase, $10.9 million, or 64% of the increase, represented stock-based compensation relating to option grants made prior to our April 2000 initial public offering. The remaining increase of $6.1 million was attributable to continued growth of research and development activities, primarily related to increased personnel costs to support the expansion of our drug discovery and LexVision programs, our OmniBank database and library, the development and analysis of knockout mice and our other functional genomics research efforts.

         General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, increased 528% to $18.3 million in 2000 from $2.9 million in 1999. The largest part of the increase, $10.0 million, or 65% of the increase, represented stock-based compensation relating to option grants made prior to our April 2000 initial public offering. The remaining increase of $5.4 million was due primarily to additional personnel costs for business development and finance and administration, as well as expenses associated with our patent infringement litigation against Deltagen, Inc.

         Interest Income and Interest Expense. Interest income increased to $9.9 million in 2000 from $649,000 in 1999. This increase resulted from an increased cash and investment balance as a result of proceeds received in our initial public offering. Interest expense increased 39% to $422,000 in 2000 from $303,000 in 1999.

         Net Loss and Net Loss Per Common Share. Net loss attributable to common stockholders increased to $26.1 million in 2000 from $13.0 million in 1999. Net loss per common share increased to $0.63 in 2000 from $0.53 in 1999. Most of the net loss for 2000 was attributable to stock-based compensation expense. Excluding stock-based compensation expense and assuming the conversion of the redeemable convertible preferred stock into common stock occurred on the date of original issuance (May 1998), we would have had a net loss of $5.2 million and $12.5 million in 2000 and 1999, respectively, and net loss per common share of $0.11 and $0.33 in 2000 and 1999, respectively.

Years Ended December 31, 1999 and 1998

         Revenues. Total revenues increased 111% to $4.7 million in 1999 from $2.2 million in 1998. Of the $2.5 million increase, $1.4 million was derived from increased database subscription and license fees and $1.1 million was derived from increased fees for the development of knockout mice.

         In 1999, Millennium Pharmaceuticals, Inc. and ZymoGenetics, Inc. represented 28% and 23% of revenues, respectively. In 1998, ZymoGenetics, Merck & Co. Inc., and Genetics Institute represented 24%, 12% and 11% of revenues, respectively.

         Research and Development Expenses. Research and development expenses increased 74% to $14.6 million in 1999 from $8.4 million for 1998. The increase of $6.2 million was attributable to continued growth of research and development activities, including $2.6 million related to increased personnel and laboratory supply costs to support the generation of our human gene sequence databases, OmniBank database and library and the development of knockout mice and $2.9 million related to higher operating expenses as a result of the completion of our new animal facility in January 1999, with the remainder due to expansion in operating activities. As of December 31, 1999, production costs incurred in the development of knockout mice for commercial sale have not been significant.

         General and Administrative Expenses. General and administrative expenses increased 44% to $2.9 million during 1999 from $2.0 million for 1998. The increase of $889,000 was due to $721,000 related to compensation for business development, finance and administrative personnel, with the remainder due to overall expansion in our operations.

         Interest Income and Interest Expense. Interest income decreased 23% to $649,000 in 1999 from $838,000 in 1998. This decrease resulted from a declining cash and investment balance due to cash used in operating activities. Interest expense increased 139% to $303,000 in 1999 from interest expense of $127,000 in 1998. This increase resulted from higher debt obligation balances in 1999.

         Net Loss and Net Loss Per Common Share. Net loss increased to $12.5 million in 1999 from $7.5 million in 1998. Net loss per common share increased to $0.53 in 1999 from $0.32 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription and collaboration agreements and equipment financing arrangements. From our inception through December 31, 2000, we had received net proceeds of $241.4 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through December 31, 2000, we received $24.6 million in cash payments from database subscription and technology license fees, functional genomics collaborations for the development and analysis of knockout mice, sales of reagents and government grants, of which $22.7 million had been recognized as revenues through December 31, 2000.

         As of December 31, 2000, we had $202.7 million in cash, cash equivalents and marketable securities, as compared to $9.2 million as of December 31, 1999. We used $1.5 million in operations in 2000. This consisted of the net loss for the year of $26.0 million offset by non-cash charges of $20.8 million related to stock-based compensation expense and $2.6 million related to depreciation expense offset partially by a net decrease in other working capital accounts of $1.0 million. We used $165.4 million in investing activities in 2000, principally as a result of the purchase of marketable securities with the net proceeds of our initial public offering in April 2000, and purchases of property and equipment.

         In June 1999, we entered into a $5.0 million financing arrangement for the purchase of property and equipment which is secured by the equipment financed. As of December 31, 2000, we had drawn down a total of approximately $4.2 million and had $832,000 remaining available under this arrangement. As of December 31, 2000, $2.8 million of the borrowings were outstanding under this arrangement. This facility accrues interest at a weighted-average rate of approximately 11.7% and principal and interest is due in monthly installments through 2003. This debt may be retired through payment at the end of the second quarter of 2001.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our current laboratory and office space and animal facility and agreed to fund the construction of additional laboratory and office space and a second animal facility. Including the purchase price for our existing facilities, the synthetic lease provides for funding of up to $45.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for our existing facilities are approximately $795,000 per year. Lease payments for the new facilities will begin upon completion of construction, which is expected in the fourth quarter of 2001. Future lease payments are subject to fluctuation based on LIBOR rates. Based on a year-end LIBOR rate of 6.4%, our total lease payments for our existing facilities and the new facilities would be approximately $3.0 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price including the outstanding lease balance. If we elect not to renew the lease or purchase the properties, we must arrange for the sale of the properties to a third party. Under the sale option, we have guaranteed a percentage of the total original cost as the residual fair value of the properties.

         Our capital requirements depend on numerous factors, including our ability to obtain database subscription and collaboration agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances, which include the net proceeds of our April 2000 initial public offering and revenues to be derived from subscriptions to our databases, functional genomics collaborations for the research, development and analysis of knockout mice, will be sufficient to fund our operations for at least the next several years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

IMPACT OF INFLATION

         The effect of inflation and changing prices on our operations was not significant during the periods presented.

DISCLOSURE ABOUT MARKET RISK

         Our exposure to market risk is confined to our cash and cash equivalents which have maturities of less than three months. We maintain an investment portfolio which consists of U.S. Government debt obligations and investment grade commercial paper that mature one to twelve months after December 31, 2000, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio.

         We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Disclosure about Market Risk" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for quantitative and qualitative disclosures about market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this Item are incorporated under
Item 14 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Director - Director Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Stock Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item as to certain business relationships and transactions with management and other related parties of the company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as a part of this report:

                  1.       Financial Statements

                                                                                                             Page
                                                                                                           -------
                     Report of Independent Public Accountants............................................    F-1
                     Balance Sheets......................................................................    F-2
                     Statements of Operations............................................................    F-3
                     Statements of Stockholders' Equity (Deficit)........................................    F-4
                     Statements of Cash Flows............................................................    F-5
                     Notes to Financial Statements.......................................................    F-6

                           All other financial statement schedules are omitted
                  because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

                  2.       Exhibits

         EXHIBIT NO.                                     DESCRIPTION
         -----------                                     -----------

              3.1  ---   Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration
                         Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

              3.2  ---   Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1
                         (Registration No. 333-96469) and incorporated by reference herein).

             10.1  ---   Employment Agreement with Arthur T. Sands, M.D., Ph.D. (filed as Exhibit 10.1 to the
                         Company's Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

             10.2  ---   Employment Agreement with James R. Piggott, Ph.D. (filed as Exhibit 10.2 to the Company's
                         Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

             10.3  ---   Employment Agreement with Jeffrey L. Wade, J.D. (filed as Exhibit 10.3 to the Company's
                         Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

             10.4  ---   Employment Agreement with Brian P. Zambrowicz, Ph.D. (filed as Exhibit 10.4 to the
                         Company's Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

             10.5  ---   Employment Agreement with Julia P. Gregory (filed as Exhibit 10.5 to the Company's
                         Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

             10.6  ---   Employment Agreement with Randall B. Riggs (filed as Exhibit 10.6 to the Company's
                         Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

             10.7  ---   Form of Indemnification Agreement with Officers and Directors (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-96469)
                         and incorporated by reference herein).

             10.8  ---   2000 Equity Incentive Plan (filed as Exhibit 10.8 to the Company's Registration Statement
                         on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

         EXHIBIT NO.                                     DESCRIPTION
         -----------                                     -----------

             10.9  ---   2000 Non-Employee Directors' Stock Option Plan (filed as Exhibit 10.9 to the Company's
                         Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

           +10.10  ---   LexVision Database and Collaboration Agreement with Bristol-Myers Squibb, dated
                         September 26, 2000 between Lexicon Genetics Incorporated and Bristol-Myers Squibb
                         Company (filed as Exhibit 16.1 to the Company's Current Report on Form 8-K dated
                         September 26, 2000 and incorporated by reference herein).

            10.11  ---   Master Loan and Security Agreement dated May 21, 1999, with FINOVA Capital Corporation
                         (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1
                         (Registration No. 333-964969) and incorporated by reference herein.).

           *10.12  ---   Synthetic Lease Financing Facility with First Security Bank, National Association, the
                         Lenders and Holders named therein, and Bank of America, N.A.

            *23.1  ---   Consent of Arthur Andersen LLP

             24.1  ---   Power of Attorney (contained in signature page)

---------------------

* Filed herewith.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LEXICON GENETICS INCORPORATED


Date:  March 14, 2001                By: /s/ ARTHUR T. SANDS
                                         -------------------------------------
                                         Arthur T. Sands, M.D., Ph.D.
                                         President and Chief Executive Officer


Date:  March 14, 2001                By: /s/ JULIA P. GREGORY
                                         -------------------------------------
                                         Julia P. Gregory
                                         Executive Vice President and
                                         Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julia P. Gregory and Jeffrey L. Wade, or either of them, each with the power of substitution, his attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, here ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                                       DATE
               ---------                                  -----                                       ----


/s/ ARTHUR T. SANDS                      President and Chief Executive Officer                    March 14, 2001
------------------------------------     (Principal Executive Officer)
Arthur T. Sands, M.D., Ph.D.


/s/ JULIA P. GREGORY                     Executive Vice President and Chief Financial Officer     March 14, 2001
------------------------------------     (Principal Financial and Accounting Officer)
Julia P. Gregory


/s/ C. THOMAS CASKEY                     Chairman of the Board of Directors                       March 14, 2001
------------------------------------
C. Thomas Caskey, M.D.


/s/ SAM L. BARKER                        Director                                                 March 14, 2001
------------------------------------
Sam L. Barker, Ph.D.


/s/ GORDON A. CAIN                       Director                                                 March 14, 2001
------------------------------------
Gordon A. Cain


/s/ PATRICIA M. CLOHERTY                 Director                                                 March 14, 2001
------------------------------------
Patricia M. Cloherty


/s/ ROBERT J. LEFKOWITZ                  Director                                                 March 14, 2001
------------------------------------
Robert J. Lefkowitz, M.D.


/s/ WILLIAM A. MCMINN                    Director                                                 March 14, 2001
------------------------------------
William A. McMinn

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Lexicon Genetics Incorporated:

We have audited the accompanying balance sheets of Lexicon Genetics Incorporated (a Delaware corporation) as of December 31, 1999 and December 31, 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Lexicon's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexicon Genetics Incorporated as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Houston, Texas
February 27, 2001

                          LEXICON GENETICS INCORPORATED

                                 BALANCE SHEETS

                                                                                           ------------------------------------
                                                                                                    AS OF DECEMBER 31,
                                                                                           ------------------------------------
                                                                                                1999                  2000
                                                                                           ---------------      ---------------
ASSETS
Current assets:
    Cash and cash equivalents ........................................................     $     2,025,585      $    37,811,039
    Marketable securities ............................................................           7,130,848          164,869,291
    Accounts receivable, net of allowance for doubtful accounts
       of $100,000 in 2000 ...........................................................           3,391,648            2,814,707
    Prepaid expenses and other current assets ........................................              76,257              536,480
                                                                                           ---------------      ---------------
       Total current assets ..........................................................          12,624,338          206,031,517
Property and equipment, net of accumulated depreciation of
    $3,087,397 and $5,708,366, respectively ..........................................           9,388,624           14,477,235
Other assets .........................................................................             281,605              184,200
                                                                                           ---------------      ---------------
       Total assets ..................................................................     $    22,294,567      $   220,692,952
                                                                                           ===============      ===============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable .................................................................     $       591,590      $     2,522,722
    Accrued liabilities ..............................................................             600,686            3,023,725
    Deferred revenue .................................................................           8,209,574            4,671,818
    Current portion of long-term debt ................................................             874,174            1,012,246
    Current portion of capital lease obligations .....................................             127,119                   --
    Current portion of related party note payable ....................................             200,004                   --
                                                                                           ---------------      ---------------
       Total current liabilities .....................................................          10,603,147           11,230,511
Long-term debt, net of current portion ...............................................           2,854,365            1,833,982
Capital lease obligations, net of current portion ....................................               6,279                   --
Related party note payable, net of current portion ...................................             716,663                   --
                                                                                           ---------------      ---------------
       Total liabilities .............................................................          14,180,454           13,064,493

Commitments and contingencies

Redeemable convertible Series A preferred stock, $.01 par value; 4,244,664 and no shares authorized, respectively; 4,244,664
    and no shares issued and outstanding, respectively ...............................          30,050,236                   --

Stockholders' equity (deficit):
    Preferred stock, $.01 par value; 5,755,336 and 5,000,000 shares
       authorized, respectively; no shares issued and outstanding ....................                  --                   --
    Common stock, $.001 par value; 75,000,000 and 120,000,000 shares authorized, 24,540,201 and 48,271,735 shares issued and
       outstanding, respectively .....................................................              24,540               48,272
    Additional paid-in capital .......................................................           7,863,392          296,119,625
    Deferred stock compensation ......................................................            (915,422)         (33,636,725)
    Accumulated deficit ..............................................................         (28,908,633)         (54,902,713)
                                                                                           ---------------      ---------------
       Total stockholders' equity (deficit) ..........................................         (21,936,123)         207,628,459
                                                                                           ---------------      ---------------
       Total liabilities and stockholders' equity (deficit) ..........................     $    22,294,567      $   220,692,952
                                                                                           ===============      ===============


   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                            STATEMENTS OF OPERATIONS


                                                             ---------------------------------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------------
                                                                   1998                1999                 2000
                                                             ---------------      ---------------      ---------------
Revenues:
   Subscription and license fees .......................     $       761,950      $     2,197,696      $     4,578,861
   Collaborative research ..............................           1,072,205            2,120,016            9,504,400
   Reagents ............................................             204,445              229,967              276,719
   Grants ..............................................             203,242              190,024               98,581
                                                             ---------------      ---------------      ---------------
     Total revenues ....................................           2,241,842            4,737,703           14,458,561
Operating expenses:
   Research and development, including stock-based
     compensation of $10,883,123 in 2000 ...............           8,409,770           14,645,773           31,646,848
   General and administrative, including stock-based
     compensation of $9,957,959 in 2000 ................           2,024,322            2,913,121           18,288,628
                                                             ---------------      ---------------      ---------------
     Total operating expenses ..........................          10,434,092           17,558,894           49,935,476
                                                             ---------------      ---------------      ---------------
Loss from operations ...................................          (8,192,250)         (12,821,191)         (35,476,915)
Interest income ........................................             838,110              648,906            9,904,873
Interest expense .......................................             126,665              302,802              422,038
                                                             ---------------      ---------------      ---------------
Net loss ...............................................          (7,480,805)         (12,475,087)         (25,994,080)
Accretion on redeemable convertible preferred stock ....            (356,946)            (535,416)            (133,854)
                                                             ---------------      ---------------      ---------------
Net loss attributable to common stockholders ...........     $    (7,837,751)     $   (13,010,503)     $   (26,127,934)
                                                             ===============      ===============      ===============

Net loss per common share, basic and diluted ...........     $         (0.32)     $         (0.53)     $         (0.63)
                                                             ===============      ===============      ===============
Shares used in computing net loss per common share,
   basic and diluted ...................................          24,445,422           24,530,427           41,618,075


   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                        -------------------------------------------------------------------------------------------
                                                                    STOCKHOLDERS' EQUITY (DEFICIT)
                                        -------------------------------------------------------------------------------------------
                                                                                                                          TOTAL
                                                 COMMON STOCK          ADDITIONAL       DEFERRED                      STOCKHOLDERS'
                                        ----------------------------    PAID-IN          STOCK         ACCUMULATED       EQUITY
                                            SHARES       PAR VALUE      CAPITAL       COMPENSATION       DEFICIT        (DEFICIT)
                                        -------------  -------------  -------------   -------------   -------------   -------------

Balance at December 31, 1997 .........     24,422,694  $      24,423  $   6,997,468   $          --   $  (8,952,741)  $  (1,930,850)
Common stock warrants issued with
  debt agreement .....................             --             --         24,750              --              --          24,750
Warrants issued in conjunction with
  redeemable convertible Series A
  preferred stock ....................             --             --        498,597              --              --         498,597
Common stock warrants issued for
  lease option .......................             --             --        195,855              --              --         195,855
Exercise of common stock options .....         68,001             68         15,119              --              --          15,187
Accretion on redeemable
  convertible preferred stock to
  redemption value ...................             --             --       (356,946)             --              --        (356,946)
Net loss .............................             --             --             --              --      (7,480,805)     (7,480,805)
                                        -------------  -------------  -------------   -------------   -------------   -------------
Balance at December 31, 1998 .........     24,490,695         24,491      7,374,843              --     (16,433,546)     (9,034,212)
Exercise of common stock options .....         49,506             49         22,910              --              --          22,959
Accretion on redeemable
  convertible preferred stock
  to redemption value ................             --             --       (535,416)             --              --        (535,416)
Deferred stock compensation ..........             --             --      1,001,055      (1,001,055)             --              --
Amortization of deferred stock
  compensation .......................             --             --             --          85,633              --          85,633
Net loss .............................             --             --             --              --     (12,475,087)    (12,475,087)
                                        -------------  -------------  -------------   -------------   -------------   -------------
Balance at December 31, 1999 .........     24,540,201         24,540      7,863,392        (915,422)    (28,908,633)    (21,936,123)
Initial public offering of
  common stock .......................     10,000,000         10,000    203,174,518              --              --     203,184,518
Accretion on redeemable
  convertible preferred stock
  to redemption value ................             --             --       (133,854)             --              --        (133,854)
Conversion of redeemable
  convertible preferred stock
  to common stock ....................     12,733,992         12,734     30,171,356              --              --      30,184,090
Deferred stock compensation ..........             --             --     53,562,385     (53,562,385)             --              --
Amortization of deferred stock
  compensation .......................             --             --             --      20,841,082              --      20,841,082
Exercise of common stock options .....        849,042            849      1,110,713              --              --       1,111,562
Exercise of common stock warrants ....        148,500            149        371,115              --              --         371,264
Net loss .............................             --             --             --              --     (25,994,080)    (25,994,080)
                                        -------------  -------------  -------------   -------------   -------------   -------------
Balance at December 31, 2000 .........     48,271,735  $      48,272  $ 296,119,625   $ (33,636,725)  $ (54,902,713)  $ 207,628,459
                                        =============  =============  =============   =============   =============   =============


   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                            STATEMENTS OF CASH FLOWS


                                                                              -----------------------------------------------
                                                                                            YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------------
                                                                                  1998              1999             2000
                                                                              -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ...............................................................   $  (7,480,805)   $ (12,475,087)   $ (25,994,080)
   Adjustments to reconcile net loss to net cash used in
      operating activities
     Depreciation .........................................................         756,600        1,901,446        2,620,969
     Loss on sale of asset ................................................          21,819               --               --
     Amortization of deferred stock compensation ..........................              --           85,633       20,841,082
     Amortization of lease option .........................................          17,180           41,232               --
     Amortization of deferred financing costs .............................          24,750               --               --
     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable .........................      (1,070,309)      (1,718,169)         576,941
       Increase in prepaid expenses and other current assets ..............         (12,875)         (58,786)        (460,223)
       (Increase) decrease in other assets ................................          (3,736)         (60,875)          97,405
       Increase (decrease) in accounts payable and
          accrued liabilities .............................................         800,410         (401,170)       4,354,171
       Increase (decrease) in deferred revenue ............................         638,750        3,070,824       (3,537,756)
                                                                              -------------    -------------    -------------
         Net cash used in operating activities ............................      (6,308,216)      (9,614,952)      (1,501,491)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ....................................      (5,658,953)      (4,100,286)      (7,709,580)
   Purchase of marketable securities ......................................     (40,426,865)     (12,549,053)    (269,846,653)
   Maturities of marketable securities ....................................      24,026,708       21,818,363      112,108,210
   Proceeds from sale of asset ............................................          47,000               --               --
                                                                              -------------    -------------    -------------
         Net cash provided by (used in) investing activities ..............     (22,012,110)       5,169,024     (165,448,023)
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on capital lease obligations ........................        (209,569)        (218,853)        (133,398)
   Proceeds from debt borrowings ..........................................              --        4,168,060               --
   Repayment of debt borrowings ...........................................        (100,000)        (522,854)      (1,461,478)
   Proceeds from issuance of common stock .................................          15,187           22,959      204,329,844
   Proceeds from issuance of redeemable convertible
      Series A preferred stock ............................................      29,656,471               --               --
                                                                              -------------    -------------    -------------
         Net cash provided by financing activities ........................      29,362,089        3,449,312      202,734,968
                                                                              -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents ......................       1,041,763         (996,616)      35,785,454
Cash and cash equivalents at beginning of year ............................       1,980,438        3,022,201        2,025,585
                                                                              -------------    -------------    -------------
Cash and cash equivalents at end of year ..................................   $   3,022,201    $   2,025,585    $  37,811,039
                                                                              =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest .................................................   $      49,331    $     409,469    $     422,038

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
   Purchases of equipment under capital lease obligations .................   $      58,297    $      49,052    $          --
   Warrants issued in conjunction with lease option .......................   $     195,855    $          --    $          --
   Conversion of redeemable convertible preferred stock
      into common stock ...................................................   $          --    $          --    $  30,184,090
   Conversion of related party note payable into common stock .............   $          --    $          --    $     337,500

   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1. ORGANIZATION AND OPERATIONS

Lexicon Genetics Incorporated (Lexicon or the Company) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to research, develop and market products and services related to functional genomics and drug target identification.

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, contract and milestone payments received under subscription and collaboration agreements, and equipment financing arrangements. Lexicon's future success is dependent upon many factors, including, but not limited to, its ability to discover promising candidates for drug target or therapeutic protein development using its gene knockout technology, establish additional research contracts and agreements for access to its technology, achieve milestones under such contracts and agreements, obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of Lexicon's future success.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities: Lexicon considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Management determines the appropriate classification of its cash equivalents and marketable securities at the time of purchase. Marketable securities consist of U.S. Government agency debt obligations and investment grade commercial paper that mature one to twelve months after December 31, 2000. Management has classified Lexicon's marketable securities as held-to-maturity securities in the accompanying financial statements. Held-to-maturity securities are carried at purchase cost plus accrued interest, which approximates fair value.

Concentration of Credit Risk: Lexicon's cash equivalents and marketable securities represent potential concentrations of credit risk. Lexicon minimizes potential concentrations of risk in cash equivalents and marketable securities by placing investments in high-quality financial instruments. At December 31, 2000, management believes that Lexicon has no significant concentrations of credit risk and has incurred no impairments in the carrying values of its cash equivalents and marketable securities.

Significant Customers: For the years ended December 31, 1998, 1999 and 2000, three, two and two entities represented 48%, 51% and 49% of Lexicon's revenues, respectively.

Property and Equipment: Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets which ranges from three to seven years. Maintenance, repairs and minor replacements are charged to expense as incurred. Significant renewals and betterments are capitalized.

Revenue Recognition: Revenues are earned from services performed pursuant to database subscription and access agreements, and collaborations for the development and, in some cases, analysis of knockout mice. Subscription and access fees received are recognized ratably over the subscription or access period. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Collaborative research payments are

                          LEXICON GENETICS INCORPORATED
non-refundable, regardless of the success of the research effort, and are recognized as revenue as Lexicon performs its obligations related to such research. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Revenues for the supply of reagents to collaboration partners and customers are recognized upon shipment. Non-refundable sublicense fees are recognized as revenue upon the grant of the sublicense to third parties, when performance is complete and there is no continuing involvement. Grant revenue is recognized as the related costs are incurred.

Research and Development Expenses: Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred. Research and development expenses also include certain costs associated with the production of custom knockout mice associated with specific collaborative research agreements. Through December 31, 2000, total production costs incurred have not been significant. Patent costs and technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred.

Stock-based Compensation: As further discussed in Note 7, the Company recognized approximately $20.8 million of stock-based compensation during 2000. This expense is included in the financial statements as follows:


       Research and development.......................................................    $    10,883,123
       General and administrative.....................................................          9,957,959
                                                                                          ---------------
            Total stock-based compensation............................................    $    20,841,082
                                                                                          ===============

Net Loss Per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included because they are antidilutive.

The table below sets forth certain unaudited statements of operations data, and net loss per common share and pro forma net loss per common share data, for each quarter of 1999 and 2000. Net loss per common share included in the Company's 2000 quarterly reports on Form 10-Q for the 1999 and 2000 quarters ended June 30 and September 30 was based on pro forma weighted average shares outstanding rather than actual weighted average shares outstanding, as is appropriately reflected in the table below. Net loss per common share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Pro forma net loss per common share is computed using the weighted average number of common shares outstanding during the applicable period, including pro forma effects of the automatic conversion of outstanding redeemable convertible preferred stock into shares of Lexicon's common stock effective upon the closing of Lexicon's initial public offering (see Note 6) as if such conversion occurred on the date of original issuance (May 1998). Net loss attributable to common stockholders includes the effect of accretion on redeemable convertible preferred stock.

                          LEXICON GENETICS INCORPORATED

                                                     ------------------------------------------------------------    ------------
                                                                              QUARTER ENDED                           YEAR ENDED
                                                     ------------------------------------------------------------    ------------
                                                       MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31    DECEMBER 31
                                                     ------------    ------------    ------------    ------------    ------------
                                                                                (UNAUDITED)
1999
Net loss .........................................   $ (2,742,540)   $ (3,250,296)   $ (3,829,920)   $ (2,652,331)   $(12,475,087)
Net loss attributable to common stockholders .....   $ (2,876,395)   $ (3,384,149)   $ (3,963,774)   $ (2,786,185)   $(13,010,503)

Net loss per common share, basic and diluted .....   $      (0.12)   $      (0.14)   $      (0.16)   $      (0.11)   $      (0.53)
                                                     ============    ============    ============    ============    ============
Pro forma net loss per common share, basic
   and diluted ...................................   $      (0.08)   $      (0.09)   $      (0.10)   $      (0.07)   $      (0.33)
                                                     ============    ============    ============    ============    ============


Shares used in computing net loss per
   common share ..................................     24,522,327      24,531,954      24,531,954      24,534,415      24,530,427
                                                     ============    ============    ============    ============    ============

Shares used in computing pro forma net loss per
   common share ..................................     37,256,319      37,265,946      37,265,946      37,268,407      37,264,419
                                                     ============    ============    ============    ============    ============

2000
Net loss .........................................   $(13,418,099)   $ (3,516,704)   $ (1,539,880)   $ (7,519,397)   $(25,994,080)
Net loss attributable to common stockholders .....   $(13,551,953)   $ (3,516,704)   $ (1,539,880)   $ (7,519,397)   $(26,127,934)

Net loss per common share, basic and diluted .....   $      (0.55)   $      (0.08)   $      (0.03)   $      (0.16)   $      (0.63)
                                                     ============    ============    ============    ============    ============
Pro forma net loss per common share, basic
   and diluted ...................................   $      (0.36)   $      (0.08)   $      (0.03)   $      (0.16)   $      (0.58)
                                                     ============    ============    ============    ============    ============


Shares used in computing net loss per
   common share ..................................     24,613,012      45,816,588      47,780,441      48,123,053      41,618,075
                                                     ============    ============    ============    ============    ============

Shares used in computing pro forma net loss per
   common share ..................................     37,347,004      46,796,126      47,780,441      48,123,053      45,027,724
                                                     ============    ============    ============    ============    ============

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 and 2000, are as follows:

                                        ------------------------------------------------
                                                                AS OF DECEMBER 31,
                                        USEFUL LIVES      ------------------------------
                                          IN YEARS           1999               2000
                                        ------------      ------------      ------------
Computers and software ............                3      $  2,275,528      $  4,413,649
Furniture and fixtures ............              5-7           386,760         1,077,528
Laboratory equipment ..............                7         4,678,492         9,082,785
Leasehold improvements ............                7         5,135,241         5,611,639
                                                          ------------      ------------
                                                            12,476,021        20,185,601
Less: Accumulated depreciation ....                         (3,087,397)       (5,708,366)
                                                          ------------      ------------
    Net property and equipment ....                       $  9,388,624      $ 14,477,235
                                                          ============      ============

As of December 31, 1999, Lexicon held equipment under capital lease obligations totaling $133,398. These capital lease obligations were repaid during 2000.

4. FINANCING AND DEBT OBLIGATIONS

In June 1999, Lexicon entered into a $5,000,000 financing agreement for the purchase of property and equipment. As of December 31, 2000, Lexicon had drawn down a total of $4,168,060 and had $831,940 remaining available under this arrangement. As of December 31, 2000, $2,846,228 of borrowings were outstanding under this arrangement, all of which was secured by the financed equipment. This facility accrues interest at a weighted average rate of 11.7% and principal and interest is due in monthly installments of $106,054 through 2003.

In August 1997, Lexicon entered into note purchase agreements with two individuals under which they received an aggregate of $1,100,000 in exchange for the issuance of two notes payable in the amount of $100,000 and $1,000,000, respectively, the latter of which was payable to a member of the Board of Directors. Lexicon paid the entire balance of the $100,000 note in 1998. Furthermore, during 2000, $337,500 of the $1,000,000 note was used to exercise warrants held by the director and the remaining balance was repaid to the director.

                          LEXICON GENETICS INCORPORATED

5. INCOME TAXES

Lexicon recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation should be provided.

The components of Lexicon's deferred tax assets (liabilities) at December 31, 1999 and 2000, are as follows:

                                                                 ------------------------------
                                                                       AS OF DECEMBER 31,
                                                                 ------------------------------
                                                                     1999              2000
                                                                 ------------      ------------
Deferred tax assets:
  Net operating loss carry-forwards ........................     $  9,466,857      $ 12,207,590
  Technology license .......................................          114,293            64,260
  Research and development tax credits .....................          670,663         1,735,064
  Start-up and organizational costs ........................           38,332            81,452
  Stock based compensation .................................               --         2,680,937
  Accrued expenses and other ...............................               --            61,683
                                                                 ------------      ------------
       Total deferred tax assets ...........................       10,290,145        16,830,986

Deferred tax liabilities:
  Property and equipment ...................................         (234,490)         (780,229)
  Other ....................................................          (42,312)           (3,151)
                                                                 ------------      ------------
       Total deferred tax liabilities ......................         (276,802)         (783,380)
Less: Valuation allowance ..................................      (10,013,343)      (16,047,606)
                                                                 ------------      ------------
       Net deferred tax assets .............................     $         --      $         --
                                                                 ============      ============

As of December 31, 2000, Lexicon has generated net operating loss (NOL) carryforwards of approximately $34.9 million and research and development tax credits of approximately $1.7 million available to reduce future income taxes. These carryforwards begin to expire in 2011. A change in ownership, as defined by federal income tax regulations, could significantly limit Lexicon's ability to utilize its carryforwards. Lexicon's ability to utilize its current and future NOLs to reduce future taxable income and tax liabilities may be limited. Additionally, because federal tax laws limit the time during which these carryforwards may be applied against future taxes, Lexicon may not be able to take full advantage of these attributes for federal income tax purposes. As Lexicon has had cumulative losses and there is no assurance of future taxable income, valuation allowances have been established to fully offset the deferred tax assets of approximately $10.0 million and $16.0 million at December 31, 1999 and 2000, respectively. The valuation allowance increased approximately $6.0 million during 2000, primarily due to Lexicon's net loss.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CAPITAL STOCK

Stock Dividend: Lexicon's Board of Directors declared a stock dividend to effect a stock split of three shares for every one share of common stock then outstanding, effective April 5, 2000. The accompanying financial statements and footnotes give retroactive effect to the stock split for all periods presented.

Common Stock: In April 2000, Lexicon completed the initial public offering of 10,000,000 shares of its common stock at an initial public offering price of $22.00 per share, for net proceeds of $203.2 million, after deducting underwriting discounts of $15.4 million and offering expenses of $1.4 million.

                          LEXICON GENETICS INCORPORATED

Redeemable Convertible Series A Preferred Stock: In May 1998, Lexicon completed the private placement of 4,244,664 shares of redeemable convertible Series A preferred stock (Series A Preferred Stock) at a price of $7.50 per share, for net proceeds of approximately $29.6 million, after deducting placement agent fees and offering costs of approximately $2.2 million.

The Series A Preferred Stock was convertible into common stock at a conversion price of $2.50 per share of common stock, and was redeemable on May 7, 2003, for a sum of the following: (a) the greater of $2.50 per share or the fair market value of the number of shares of common stock into which a share of Series A Preferred Stock could then be converted and (b) an amount per share equal to all declared but unpaid dividends. The Series A Preferred Stock was converted according to its terms into 12,733,992 shares of common stock upon the April 2000 closing of Lexicon's initial public offering of common stock. Prior to the conversion, the Series A Preferred Stock was being accreted to its May 7, 2003 redemption value of $31,834,980. The Series A Preferred Stock was not included as a component of total stockholders' equity (deficit) in the accompanying financial statements due to its redemption features.

On September 14, 1995, Lexicon entered into a registration rights agreement with its founding stockholders. The agreement was subsequently extended to other stockholders and holders of warrants and was amended and restated as of May 7, 1998. As amended and restated, the registration rights agreement provides holders of registrable securities with the right to require Lexicon to register the offering of their shares under the Securities Act of 1933, as amended, under certain circumstances and subject to certain exceptions. Such rights may be exercised by holders of registrable securities who, in the aggregate, hold (a) at least 25 percent of the then-outstanding registrable securities that were originally issued to a director and founding stockholder of Lexicon or (b) 25 percent of the then-outstanding registrable securities issued upon conversion of the Series A Preferred Stock. The registration rights agreement also provides holders of registrable securities with the right to include their shares in offerings registered under the Securities Act of 1933, as amended, for the account of Lexicon or for the account of other holders of registration rights, subject to certain exceptions. The registration rights agreement provides that Lexicon shall pay the expenses associated with all such registrations.

7. STOCK OPTIONS AND WARRANTS

Stock Options: In September 1995, Lexicon's Board of Directors approved the 1995 Stock Option Plan, which was subsequently amended and restated in February 2000 as the 2000 Equity Incentive Plan (the "equity incentive plan"). The equity incentive plan will terminate in 2010 unless the board terminates it sooner. The Board of Directors authorized and reserved an aggregate of 11,250,000 shares of common stock for issuance under the equity incentive plan. The equity incentive plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants of Lexicon. The plan also permits the grant of stock bonuses and restricted stock purchase awards. Incentive stock options will have an exercise price of 100% or more of the fair market value of our common stock on the date of grant. Nonstatutory stock options may have an exercise price as low as 85% of fair market value on the date of grant. The purchase price of other stock awards may not be less than 85% of fair market value. However, the board may award bonuses in consideration of past services without a purchase payment. Shares may be subject to a repurchase option in the discretion of the board. The equity incentive plan provides that it will be administered by the board, or a committee appointed by the board, which determines recipients and types of options to be granted, including number of shares under the option and the exercisability of the shares. On January 1 of each year for ten years, beginning in 2001, the number of shares reserved for issuance under the equity incentive plan automatically will be increased by the greater of:

         o        5% of Lexicon's outstanding shares on a fully-diluted basis;
                  or

         o that number of shares that could be issued under awards granted under the equity incentive plan during the prior 12-month period.

                          LEXICON GENETICS INCORPORATED

The Board of Directors may provide for a lesser increase in the number of shares reserved under the equity incentive plan for any year.

The total number of shares reserved in the aggregate may not exceed 60,000,000 shares over the ten-year period. As December 31, 2000, options to purchase 8,252,505 shares of common stock were outstanding under the equity incentive plan and 966,549 options had been exercised.

In February 2000, Lexicon adopted the 2000 Non-Employee Directors' Stock Option Plan (the "directors' plan") to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of Lexicon. Lexicon reserved a total of 600,000 shares of its common stock for issuance under the directors' plan. Non-employee directors elected after the closing of Lexicon's initial public offering will receive an initial option to purchase 30,000 shares of common stock. In addition, on the date of each of Lexicon's annual meetings of stockholders, beginning with the annual meeting in 2001, each non-employee director who has been a director for at least six months will automatically be granted an option to purchase 6,000 shares of common stock. On the day after each annual meeting of Lexicon's stockholders, for 10 years, starting in 2001, the share reserve will automatically be increased by a number of shares equal to the greater of:

         o        0.3% of Lexicon's outstanding shares on a fully-diluted basis;
                  or

         o that number of shares that could be issued under options granted under the directors' plan during the prior 12-month period.

Options granted under the directors' plan will become vested and exercisable over a period of five years and will have an exercise price equal to the fair market value of Lexicon's common stock on the date of grant. The option term is ten years. As of December 31, 2000, Lexicon had not issued any options under the directors' plan.

Stock-based Compensation: Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," allows companies to adopt one of two methods for accounting for stock options. Lexicon has elected the method that requires disclosure only of stock-based compensation. Because of this election, Lexicon is required to account for its employee stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and its related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant, generally four years. If the exercise price of the stock-based compensation grants is equal to the estimated fair value of Lexicon's stock on the date of grant, no compensation expense is recorded.

                          LEXICON GENETICS INCORPORATED

During the years ended December 31, 1999 and 2000, Lexicon recorded approximately $1.0 million and $54.1 million, respectively, in aggregate deferred compensation relating to options issued to employees and non-employee directors. During the years ended December 31, 1999 and 2000, Lexicon recognized approximately $86,000 and $20.0 million respectively, in compensation expense relating to these options. Additionally, during the year ended December 31, 2000, Lexicon reversed approximately $1.3 million of deferred compensation and additional paid in capital for unamortized deferred compensation related to the forfeiture of nonvested options by terminated employees. Total amortization expense was revised to the extent amortization had previously been recorded for nonvested options.

The following pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if Lexicon had accounted for its employee stock options under the fair-value method as defined by SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following assumptions for 1998, 1999 and 2000: volatility factor ranging from 29% to 67%, risk-free interest rates ranging from 5.13% to 8%, expected option lives of seven years, three percent expected turnover, and no dividends.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. Lexicon's pro forma information follows:

                                                                 ---------------------------------------------------------
                                                                                  YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                       1998                 1999                 2000
                                                                 ---------------      ---------------      ---------------
Net loss
    As reported ............................................     $    (7,480,805)     $   (12,475,087)     $   (25,994,080)
    Pro forma ..............................................     $    (8,484,922)     $   (14,117,799)     $   (32,499,268)
Net loss per common share, basic and diluted
    As reported ............................................     $         (0.32)     $         (0.53)     $         (0.63)
    Pro forma ..............................................     $         (0.36)     $         (0.60)     $         (0.78)

Lexicon records the fair value of options issued to non-employee consultants, including Scientific Advisory Board members, at the fair value of the options issued. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists. Options to purchase 45,000 and 372,000 shares of common stock were issued to non-employees in 1999 and 2000, respectively, and during the years ended December 31, 1999 and 2000, Lexicon recognized approximately $26,000 and $836,000, respectively, in expense relating to these options. The fair values of the issuances in 1999 and 2000 were estimated using the Black-Scholes pricing model with the assumptions noted in the preceding paragraphs, resulting in an aggregate fair value of approximately $57,000 and $6.4 million, respectively. Additionally, during the year ended December 31, 2000, Lexicon reversed approximately $5.6 million of deferred compensation and additional paid in capital for unamortized deferred expense related to the forfeiture of nonvested options. Total amortization expense was revised to the extent amortization had previously been recorded for non-vested options.

If vesting continues in accordance with the outstanding individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $10.9 million during 2001, $10.9 million during 2002, $10.9 million during 2003 and $900,000 during 2004.

The following is a summary of option activity under the Company's stock option plans:

                                                                 ------------------------------------
                                                                                         WEIGHTED
                                                                     OPTIONS              AVERAGE
                                                                   OUTSTANDING        EXERCISE PRICE
                                                                 ---------------      ---------------
Balance at December 31, 1997 ...............................           2,801,550      $          0.74
    Granted ................................................           2,128,650                 2.48
    Exercised ..............................................             (68,001)                0.22
    Canceled ...............................................            (123,225)                1.32
                                                                 ---------------
Balance at December 31, 1998 ...............................           4,738,974      $          1.51
    Granted ................................................           1,064,700                 2.50
    Exercised ..............................................             (49,506)                0.46
    Canceled ...............................................            (557,613)                2.03
                                                                 ---------------
Balance at December 31, 1999 ...............................           5,196,555      $          1.67
    Granted ................................................           4,463,650                 6.61
    Exercised ..............................................            (849,042)                1.31
    Canceled ...............................................            (558,658)                2.40
                                                                 ---------------
Balance at December 31, 2000 ...............................           8,252,505      $          4.33
                                                                 ===============      ===============
Exercisable at December 31, 2000 ...........................           3,980,548      $          1.89
                                                                 ===============      ===============

The weighted average fair values of options granted during the years ended December 31, 1998, 1999 and 2000 were $1.25, $1.26 and $4.40, respectively. As of December 31, 2000, 2,630,946 shares of common stock were available for grant under the Company's stock option plans.

                          LEXICON GENETICS INCORPORATED

The following table summarizes information about stock options outstanding at December 31, 2000:

---------------------------------------------------------------------------------------------------------------------
                             OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
-------------------------------------------------------------------------------    ----------------------------------
                                               WEIGHTED
                        OUTSTANDING AS          AVERAGE            WEIGHTED         EXERCISABLE AS        WEIGHTED
                              OF               REMAINING            AVERAGE               OF              AVERAGE
     RANGE OF            DECEMBER 31,         CONTRACTUAL          EXERCISE          DECEMBER 31,         EXERCISE
  EXERCISE PRICE             2000           LIFE (IN YEARS)          PRICE               2000              PRICE
-------------------    -----------------    ----------------     --------------    -----------------    -------------
   $0.0003 - $0.22           1,106,339             4.6              $ 0.08               1,106,339            $ 0.08
      0.22 -  1.67             663,810             6.1                1.67                 618,562              1.67
      1.67 -  2.50           5,555,306             8.4                2.50               2,209,899              2.50
      2.50 - 19.80             656,000             9.5               16.63                  45,748             19.35
     19.80 - 38.50             271,050             9.7               35.99                      --                --
                       ---------------                                             ---------------
                             8,252,505                              $ 4.33               3,980,548            $ 1.89
                       ===============                                             ===============

Warrants: In connection with certain note purchase agreements in August 1997 (see Note 4), Lexicon issued two warrants to purchase 13,500 shares and 135,000 shares of common stock at an exercise price of $2.50 per share. Management estimated the value of these warrants at $24,750 and recorded them as deferred financing costs and additional paid-in capital. The warrant values were estimated by management taking into consideration the term of the warrant, the exercise price that was greater than the estimated fair value of the common stock at issuance and a rate of return of eight percent. Amortization of these costs is reflected as additional interest expense in the accompanying financial statements. Both of these warrants were exercised in 2000.

On May 7, 1998, Lexicon issued to the placement agent for the Series A Preferred Stock private placement a warrant to purchase 605,001 shares of common stock at an exercise price of $2.50 per share, the warrant may be exercised for cash or by way of a "cashless" exercise based upon the difference between fair market value and exercise price. The warrant expires on the fifth anniversary of the date of issuance. Management estimated the value of this warrant at approximately $498,000. The warrant values were estimated by management taking in to consideration the term of the warrant, the exercise price that equaled the estimated fair value of the common stock at issuance and a rate of return of eight percent. Upon consummation of the private placement, this amount was recorded as a reduction of the Series A Preferred Stock balance and an increase to additional paid-in capital. The value of the warrant, along with the offering costs associated with the private placement, were accreted back to the Series A Preferred Stock through the conversion date of the Series A Preferred Stock.

In July 1998, Lexicon issued a warrant to purchase 249,999 shares of common stock at an exercise price of $2.50 per share, in connection with the grant to Lexicon of an option to lease additional real property. The warrant expires on April 15, 2003. Management estimated the value of this warrant at approximately $196,000. The warrant values were estimated by management taking in to consideration the term of the warrant, the exercise price that equaled the estimated fair value of the common stock at issuance and a rate of return of eight percent. As this warrant has been treated as consideration for the option to lease certain real property (lease option), Lexicon has recorded the warrant's value as a long-term asset and additional paid-in capital. Amortization of the lease option, $17,180 and $41,232 during 1998 and 1999, respectively, has been recorded as additional lease expense in the accompanying financial statements. The remaining balance on the lease option was expensed during 2000 upon Lexicon's completion of a synthetic lease agreement under which the lessor purchased the optioned real property under an arrangement whereby it will be leased to Lexicon (see Note 10).

                          LEXICON GENETICS INCORPORATED

8. BENEFIT PLANS

Lexicon has established an Annual Profit Sharing Incentive Plan (the Profit Sharing Plan). The purpose of the Profit Sharing Plan is to provide for the payment of incentive compensation out of the profits of Lexicon to certain of its employees. Participants in the Profit Sharing Plan are entitled to an annual cash bonus equal to their proportionate share (based on salary) of 15 percent of Lexicon's annual pretax income, if any.

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Beginning in 2000, the Company is required to match employee contributions according to a specified formula. The matching contributions totaled approximately $160,000 in 2000. Company contributions vest to employees ratably over four years.

9. COLLABORATION AND LICENSE AGREEMENTS

Merck Genome Research Institute: In March 1997, Lexicon entered into an agreement with Merck Genome Research Institute (MGRI) under which Lexicon received an initial cash payment of $4.0 million. A portion of this payment was recognized as revenue as Lexicon performed its obligations related to such agreement. In September 2000, Lexicon concluded the agreement with MGRI. In connection with the conclusion of the MGRI agreement, Lexicon recognized $3.1 million of deferred revenues remaining from the $4.0 million cash payment made by MGRI when the agreement was signed and an additional $1.0 million of revenue related to a final, non-refundable cash payment that Lexicon received from MGRI.

Millennium Pharmaceuticals, Inc.: Lexicon established a multi-year functional genomics agreement in July 1999 for the creation of gene-targeted knockout mice for use by Millennium in the validation of potential drug targets identified and selected by Millennium. Lexicon had a separate agreement with Millennium for access to Lexicon's human gene sequence database that expired in April 2000. Lexicon substantially expanded its functional genomics agreement with Millennium in June 2000, increasing the number of knockout mice that it will generate for Millennium over the remaining term of the agreement, which extends through June 2002.

Bristol-Myers Squibb Company: Lexicon established a LexVision collaboration with Bristol-Myers Squibb in September 2000, under which Bristol-Myers Squibb has access to Lexicon's LexVision database and OmniBank library for the discovery of small molecule drugs. Lexicon could receive between $15 million and $25 million in access and delivery fees under this agreement, in addition to milestone payments and royalties on products Bristol-Myers Squibb develops using Lexicon's technology. The agreement has a term of five years, although either party may terminate the agreement after three years. During the year ended December 31, 2000, Lexicon recognized $1.0 million of revenue related to $1.25 million due for the first installment of gene function information provided prior to December 31, 2000.

10. COMMITMENTS AND CONTINGENCIES

Lease Obligations: Lexicon leases certain equipment under operating leases. Additionally, in October 2000, the Company entered into a synthetic lease agreement under which the lessor purchased current laboratory and office space and animal facility (existing facilities), and agreed to fund the construction of additional laboratory and office space and a second animal facility (new facilities). Including the purchase price for the existing facilities, the synthetic lease provides for funding of up to $45.0 million in property and improvements. The term of the agreement is six years, which includes the construction period for the new facilities and a lease period. The Company's lease payments for the existing facilities began in November 2000 and lease payments for the new facilities will begin upon completion of construction, which is expected in the fourth quarter of 2001. At the end of the lease term, the lease may be extended for one-year terms, up to seven terms, or the Company may purchase the properties for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the properties, the Company must arrange the sale of the properties to a third party. Under the sale option, the Company has guaranteed a percentage of the total original cost as the residual fair value of the properties. As of

                          LEXICON GENETICS INCORPORATED

December 31, 2000, Lexicon had no operating lease for the new facilities; however, the Company will enter into lease arrangements at construction completion. Rent expense for all operating leases was approximately $673,000, $1,111,000 and $1,518,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Future rental expense under the synthetic lease is subject to fluctuation based on LIBOR rates. The table below includes future lease payments for the existing facilities and the anticipated lease payments related to the new facilities based on a year-end LIBOR rate of 6.4%.

                                                                              -------------------
                                                                              FOR THE YEAR ENDING
                                                                               DECEMBER 31, 2000
                                                                              -------------------
2001 ......................................................................     $       795,000
2002 ......................................................................           3,014,000
2003 ......................................................................           3,014,000
2004 ......................................................................           3,014,000
2005 ......................................................................           3,014,000
Thereafter ................................................................           2,512,000
                                                                                ---------------
           Total ..........................................................     $    15,363,000
                                                                                ===============

Employment Agreements: In December 1998, October 1999, January 2000 and February 2000, Lexicon entered into employment agreements with certain of its corporate officers. Under the agreements, each officer receives a base salary, subject to adjustment, with an annual discretionary bonus based upon specific objectives to be determined by the compensation committee. The employment agreements are at-will and contain non-competition agreements. The agreements also provide for a termination clause, which requires either a six or 12-month payment based on the officer's salary, in the event of termination or change in corporate control.

                                INDEX TO EXHIBITS

           EXHIBIT
            NUMBER                              DESCRIPTION
           -------                              -----------

               3.1     ---    Restated Certificate of Incorporation (filed as
                              Exhibit 3.1 to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-96469)
                              and incorporated by reference herein).

               3.2     ---    Restated Bylaws (filed as Exhibit 3.2 to the
                              Company's Registration Statement on Form S-1
                              (Registration No. 333-96469) and incorporated by
                              reference herein).

              10.1     ---    Employment Agreement with Arthur T. Sands, M.D.,
                              Ph.D. (filed as Exhibit 10.1 to the Company's
                              Registration Statement on Form S-1 (Registration
                              No. 333-96469) and incorporated by reference
                              herein).

              10.2     ---    Employment Agreement with James R. Piggott, Ph.D.
                              (filed as Exhibit 10.2 to the Company's
                              Registration Statement on Form S-1 (Registration
                              No. 333-96469) and incorporated by reference
                              herein).

              10.3     ---    Employment Agreement with Jeffrey L. Wade, J.D.
                              (filed as Exhibit 10.3 to the Company's
                              Registration Statement on Form S-1 (Registration
                              No. 333-96469) and incorporated by reference
                              herein).

              10.4     ---    Employment Agreement with Brian P. Zambrowicz,
                              Ph.D. (filed as Exhibit 10.4 to the Company's
                              Registration Statement on Form S-1 (Registration
                              No. 333-96469) and incorporated by reference
                              herein).

              10.5     ---    Employment Agreement with Julia P. Gregory (filed
                              as Exhibit 10.5 to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-96469)
                              and incorporated by reference herein).

              10.6     ---    Employment Agreement with Randall B. Riggs (filed
                              as Exhibit 10.6 to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-96469)
                              and incorporated by reference herein).

              10.7     ---    Form of Indemnification Agreement with Officers
                              and Directors (filed as Exhibit 10.7 to the
                              Company's Registration Statement on Form S-1
                              (Registration No. 333-96469) and incorporated by
                              reference herein).

              10.8     ---    2000 Equity Incentive Plan (filed as Exhibit 10.8
                              to the Company's Registration Statement on Form
                              S-1 (Registration No. 333-96469) and incorporated
                              by reference herein).

              10.9     ---    2000 Non-Employee Directors' Stock Option Plan
                              (filed as Exhibit 10.9 to the Company's
                              Registration Statement on Form S-1 (Registration
                              No. 333-96469) and incorporated by reference
                              herein).

            +10.10     ---    LexVision Database and Collaboration Agreement
                              with Bristol-Myers Squibb, dated September 26,
                              2000 between Lexicon Genetics Incorporated and
                              Bristol-Myers Squibb Company (filed as Exhibit
                              16.1 to the Company's Current Report on Form 8-K
                              dated September 26, 2000 and incorporated by
                              reference herein).

             10.11     ---    Master Loan and Security Agreement dated May 21,
                              1999, with FINOVA Capital Corporation (filed as
                              Exhibit 10.12 to the Company's Registration
                              Statement on Form S-1 (Registration No.
                              333-964969) and incorporated by reference
                              herein.).

            *10.12     ---    Synthetic Lease Financing Facility with First
                              Security Bank, National Association, the Lenders
                              and Holders named therein, and Bank of America,
                              N.A.

             *23.1     ---    Consent of Arthur Andersen LLP

              24.1     ---    Power of Attorney (contained in signature page)

---------------------

* Filed herewith.

+ Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.