Form 10-Q
period 2001-03-31
LEXICON GENETICS INC/TX
filed 2001-05-14
CIK 1062822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       Yes       X         No
                           --------------     -----------


         As of May 9, 2001, 48,849,679 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS ........................................      2

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements
           Balance Sheets - December 31, 2000 and March 31, 2001 ....................      3
           Statements of Operations - Three Months Ended March 31, 2000 and 2001 ....      4
           Statements of Cash Flows - Three Months Ended March 31, 2000 and 2001 ....      5
           Notes to Financial Statements ............................................      6
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ....................................................      8
Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...............     13

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings ........................................................     14
Item 6.    Exhibits and Reports on Form 8-K .........................................     14

SIGNATURES ..........................................................................     15

           The Lexicon name and logo and OmniBank(R) are registered trademarks and LexVision(TM), Lexgen.com(TM), Internet Universal(TM) and e-Biology(TM) are trademarks of Lexicon Genetics Incorporated.


                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

           Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results, unless required by law.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                                 BALANCE SHEETS

                                                                        AS OF DECEMBER 31,    AS OF MARCH 31,
                                                                              2000                 2001
                                                                              ----                 ----
                                         ASSETS                                                 (UNAUDITED)
Current assets:
    Cash and cash equivalents, including restricted cash ............    $  37,811,039         $  79,219,332
    Marketable securities ...........................................      164,869,291           112,934,723
    Accounts receivable, net of allowance for doubtful accounts
        of $100,000 .................................................        2,814,707             3,747,604
    Prepaid expenses and other current assets .......................          536,480             2,444,568
                                                                         -------------         -------------
        Total current assets ........................................      206,031,517           198,346,227
Property and equipment, net of accumulated depreciation of
    $5,708,366 and $6,662,491, respectively .........................       14,477,235            16,019,449
Other assets ........................................................          184,200               527,253
                                                                         -------------         -------------
        Total assets ................................................    $ 220,692,952         $ 214,892,929
                                                                         =============         =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................................    $   2,522,722         $   3,136,278
    Accrued liabilities .............................................        3,023,725             1,762,849
    Deferred revenue ................................................        4,671,818             4,843,939
    Current portion of long-term debt ...............................        1,012,246             1,029,935
                                                                         -------------         -------------
        Total current liabilities ...................................       11,230,511            10,773,001
Long-term debt, net of current portion ..............................        1,833,982             1,579,146
                                                                         -------------         -------------
        Total liabilities ...........................................       13,064,493            12,352,147

Commitments and contingencies

Stockholders' equity:
    Common stock, $.001 par value; 120,000,000 shares authorized,
        48,271,735 and 48,805,876 shares issued and outstanding .....           48,272                48,806
    Additional paid-in capital ......................................      296,119,625           295,967,974
    Deferred stock compensation .....................................      (33,636,725)          (30,565,636)
    Accumulated deficit .............................................      (54,902,713)          (62,910,362)
                                                                         -------------         -------------
        Total stockholders' equity ..................................      207,628,459           202,540,782
                                                                         -------------         -------------
        Total liabilities and stockholders' equity ..................    $ 220,692,952         $ 214,892,929
                                                                         =============         =============


   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------------
                                                                         2000                 2001
                                                                         ----                 ----
Revenues:
    Subscription and license fees ...............................    $  1,623,478         $  1,747,454
    Collaborative research ......................................       1,644,758            1,523,584
    Reagents ....................................................          70,673               39,919
                                                                     ------------         ------------
      Total revenues ............................................       3,338,909            3,310,957
Operating expenses:
    Research and development, including stock-based
      compensation of $6,700,392 and $1,396,530, respectively ...      10,268,328            9,862,342
    General and administrative, including stock-based
      compensation of $5,207,916 and $1,341,784, respectively ...       6,506,773            4,271,140
                                                                     ------------         ------------
      Total operating expenses ..................................      16,775,101           14,133,482
                                                                     ------------         ------------
Loss from operations ............................................     (13,436,192)         (10,822,525)
Interest income .................................................         127,842            2,895,891
Interest expense ................................................         109,749               81,015
                                                                     ------------         ------------
Net loss ........................................................     (13,418,099)          (8,007,649)
Accretion on redeemable convertible preferred stock .............        (133,854)                  --
                                                                     ------------         ------------
Net loss attributable to common stockholders ....................    $(13,551,953)        $ (8,007,649)
                                                                     ============         ============

Net loss per common share, basic and diluted ....................         $(0.55)              $(0.17)
                                                                     ============         ============
Shares used in computing net loss per common share,
    basic and diluted ...........................................      24,613,012           48,343,297


   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                      ------------------------------------
                                                                                           2000                  2001
                                                                                           ----                  ----
Cash flows from operating activities:
   Net loss                                                                           $ (13,418,099)        $  (8,007,649)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                          552,817               954,125
      Amortization of deferred stock compensation                                        11,908,308             2,738,314
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                        1,838,107              (932,897)
        (Increase) decrease in prepaid expenses and other current assets                     16,982            (1,908,088)
        (Increase) decrease in other assets                                                  (6,129)             (343,053)
        Increase (decrease) in accounts payable and accrued liabilities                     777,946              (647,320)
        Increase (decrease) in deferred revenue                                            (552,906)              172,121
                                                                                      -------------         -------------
           Net cash provided by (used) in operating activities                            1,117,026            (7,974,447)

Cash flows from investing activities:
   Purchases of property and equipment                                                     (450,863)           (2,496,339)
   Purchases of marketable securities                                                    (3,403,902)          (52,841,722)
   Maturities of marketable securities                                                    3,608,133           104,776,290
                                                                                      -------------         -------------
           Net cash provided by (used in) investing activities                             (246,632)           49,438,229

Cash flows from financing activities:
   Principal payments on capital lease obligations                                          (51,206)                   --
   Repayment of debt borrowings                                                            (261,145)             (237,147)
   Proceeds from issuance of common stock                                                   222,366               181,658
   Deferred offering costs                                                               (1,102,779)                   --
                                                                                      -------------         -------------
           Net cash provided by (used in) financing activities                           (1,192,764)              (55,489)
                                                                                      -------------         -------------
Net increase (decrease) in cash and cash equivalents                                       (322,370)           41,408,293
Cash and cash equivalents at beginning of period                                          2,025,585            37,811,039
                                                                                      -------------         -------------
Cash and cash equivalents at end of period                                            $   1,703,215         $  79,219,332
                                                                                      =============         =============

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                             $     109,749         $      81,015
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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC.

2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

3.       DEFERRED STOCK COMPENSATION

         Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of Lexicon's common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it was recorded, generally four years. For the three months ended March 31, 2000 and 2001, Lexicon amortized $11.9 million and $2.7 million, respectively, of deferred stock compensation. If vesting continues in accordance with the outstanding individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $8.1 million during the last nine months of 2001, $10.8 million during 2002, $10.8 million during 2003 and $900,000 during 2004. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to individuals other than employees or directors.

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

5.       RESTRICTED CASH

         Lexicon is required to maintain restricted cash or investments to the extent of borrowings made under the synthetic lease agreement. As of March 31, 2001, borrowings were $14.5 million as compared to $13.4 million as of December 31, 2000.

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

         We derive substantially all of our revenues from subscriptions to our databases, functional genomics collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, and technology licenses. To date, we have generated a substantial portion of our revenues from a limited number of sources.

         Since our inception, we have incurred significant losses and, as of March 31, 2001, we had an accumulated deficit of $62.9 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expense associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the expansion of our OmniBank library, the development and analysis of knockout mice and our other functional genomics research efforts. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities, as well as expenses related to our patent infringement litigation against Deltagen, Inc. In connection with the expansion of our drug discovery and LexVision programs, our OmniBank database and library and our functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

         Deferred stock-based compensation represents the difference between the exercise price of stock options granted and the fair value of our common stock at the applicable date of grant. Stock-based compensation is amortized over the vesting period of the individual stock options for which it was recorded, generally four years. Assuming continued vesting of all outstanding stock options in accordance with their terms, we expect to record amortization expense for deferred stock-based compensation as follows: $8.1 million during the last nine months of 2001, $10.8 million during 2002, $10.8 million during 2003 and $900,000 during 2004. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to non-employee consultants or advisors.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 2001

         Revenues. Total revenues were $3.3 million in the three months ended March 31, 2001, unchanged from the corresponding period in 2000. Subscription and license fees in the three months ended March 31, 2001 were $1.7 million, which included access fees under our LexVision collaboration with Bristol-Myers Squibb Company. This compares to subscription and license fees in the three months ended March 31, 2000 of $1.6 million, consisting primarily of subscription fees from Millennium Pharmaceuticals, Inc. under a human gene sequence database agreement that expired in April 2000. Revenue from collaborative research was $1.5 million in the three months ended March 31, 2001, as compared to $1.6 million in the corresponding period in 2000.

         Research and Development Expenses. Research and development expenses, including stock-based compensation expense, decreased 4% to $9.9 million in the three months ended March 31, 2001 from $10.3 million in the corresponding period in 2000. Research and development expenses for the three months ended March 31, 2001 and 2000 included $1.4 million and $6.7 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $4.9 million in research and development expenses exclusive of stock-based compensation was primarily attributable to increased personnel costs to support the expansion of our drug discovery and LexVision programs, our OmniBank database and library, the development and analysis of knockout mice and our other functional genomics research efforts.

         General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, decreased 34% to $4.3 million in the three months ended March 31, 2001 from $6.5 million in the corresponding period in 2000. General and administrative expenses for the three months ended March 31, 2001 and 2000 included $1.3 million and $5.2 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $1.6 million in general and administrative expenses exclusive of stock-based compensation was due primarily to additional personnel costs for business development and finance and administration, as well as expenses associated with our patent infringement litigation against Deltagen, Inc.

         Interest Income and Interest Expense. Interest income increased to $2.9 million in the three months ended March 31, 2001 from $128,000 in the corresponding period in 2000. This increase resulted from an increased cash and investment balance as a result of our initial public offering in April 2000. Interest expense decreased to $81,000 in the three months ended March 31, 2001 from $110,000 in the corresponding period in 2000.

         Net Loss and Net Loss Per Common Share. Net loss attributable to common stockholders decreased to $8.0 million in the three months ended March 31, 2001 from $13.6 million in the corresponding period in 2000. Net loss per common share decreased to $0.17 in the three months ended March 31, 2001 from $0.55 in the corresponding period of 2000. A portion of the net loss for the three months ended March 31, 2001 and most of the net loss for the corresponding period in 2000 were attributable to stock-based compensation expense. Excluding stock-based compensation expense, and assuming the conversion of the redeemable convertible preferred stock into common stock occurred on the date of original issuance (May 1998), we would have had a net loss of $5.3 million and $1.5 million in the three months ended March 31, 2001 and 2000, respectively, and net loss per common share of $0.11 and $0.04 in the three months ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription and collaboration agreements and equipment financing arrangements. From our inception through March 31, 2001, we had received net proceeds of $241.6 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through March 31, 2001, we received $27.0 million in cash payments from database subscription and technology license fees, functional genomics collaborations for the development and analysis of knockout mice, sales of reagents and government grants, and have recognized revenues of $26.0 million through March 31, 2001.

         As of March 31, 2001, we had $192.2 million in cash, cash equivalents and marketable securities, as compared to $202.7 million as of December 31, 2000. We used $8.0 million in operations in the three months ended March 31, 2001. This consisted of the net loss for the three months ended March 31, 2001 of $8.0 million offset by non-cash charges of $2.7 million related to stock-based compensation expense and $1.0 million related to depreciation expense, which in turn was offset by a net decrease in other working capital accounts of $3.7 million. Investing activities provided $49.4 million in the three months ended March 31, 2001, principally as a result of maturities of marketable securities.

         In June 1999, we entered into a $5.0 million financing arrangement for the purchase of property and equipment which is secured by the equipment financed. As of March 31, 2001, we had borrowed a total of approximately $4.2 million under this arrangement, of which $2.6 million remained outstanding. This facility accrues interest at a weighted-average rate of approximately 11.7%, and principal and interest is due in monthly installments through 2003. The debt may be retired through prepayment beginning in the second quarter of 2001.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our current laboratory and office space and animal facility and agreed to fund the construction of additional laboratory and office space and a second animal facility. Including the purchase price for our existing facilities, the synthetic lease provides for funding of up to $45.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities will begin upon completion of construction, which is expected in the fourth quarter of 2001. Lease payments are subject to fluctuation based on LIBOR rates. Based on a December 31, 2000 LIBOR rate of 6.4%, our lease payments for our existing facilities would be approximately $795,000 and total lease payments including the new facilities would be approximately $3.0 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price including the outstanding lease balance. If we elect not to renew the lease or purchase the properties, we must arrange for the sale of the properties to a third party. Under the sale option, we have guaranteed a percentage of the total original cost as the residual fair value of the properties. The Company is required to maintain restricted cash or investments to the extent of borrowings made under the synthetic lease agreement. As of March 31, 2001, borrowings were $14.5 million as compared to $13.4 million as of December 31, 2000.

         Our capital requirements depend on numerous factors, including our ability to obtain database subscription and collaboration agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances and revenues to be derived from subscriptions to our databases, functional genomics collaborations for the research, development and analysis of the physiological effects of genes altered in knockout mice, will be sufficient to fund our operations for at least the next several years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

IMPACT OF INFLATION

         The effect of inflation and changing prices on our operations was not significant during the periods presented.

DISCLOSURE ABOUT MARKET RISK

         Our exposure to market risk is confined to our cash and cash equivalents which have maturities of less than three months. We maintain an investment portfolio which consists of U.S. government debt obligations and investment grade commercial paper that mature one to twelve months after March 31, 2001, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that an increase in market rates would have any negative impact on the realized value of our investment portfolio.

         We have operated primarily in the United States and all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

RISK FACTORS

         Our business is subject to certain risks and uncertainties, including those referenced below:

Risks Related to Our Business

    - we have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

    - our quarterly operating results have been and likely will continue to fluctuate, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance

    -    we are an early-stage company with an unproven business strategy

    - we face substantial competition in the discovery of the DNA sequences of genes and their functions and in our drug discovery and product development efforts

    - we rely heavily on collaborators to develop and commercialize products based on genes that we identify as promising candidates for development as drug targets

    - any cancellation by or conflicts with our collaborators could harm our business

    - we have no experience in developing and commercializing products on our own

    - we may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

    - if we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products

    - we may encounter difficulties in managing our growth, which could increase our losses

    - because our entire OmniBank mouse clone library is located at a single facility, the occurrence of a disaster could significantly disrupt our business

    - we can provide no assurance that we will prevail in our claims against Deltagen, Inc. or that, if we prevail, any damages or equitable remedies awarded will be commercially valuable

    - we may need additional capital in the future and, if it is not available, we may have to curtail or cease operations

Risks Related to Our Industry

    - our ability to patent our discoveries is uncertain because patent laws and their interpretation are highly uncertain and subject to change

    -    our patent applications may not result in enforceable patent rights

    - if other companies and institutions obtain patents claiming the functional uses of genes and gene products based upon gene sequence information and predictions of gene function, we may be unable to obtain patents for our discoveries of biological function in knockout mice

    - we are presently involved in patent litigation and may be involved in future patent litigation and other disputes regarding intellectual property rights, and can give no assurance that we will prevail in any such litigation or other dispute

    - issued patents may not fully protect our discoveries, and our competitors may be able to commercialize products similar to those covered by our issued patents

    - our rights to the use of technologies licensed by third parties are not within our control

    -    we may be unable to protect our trade secrets

    - we may become subject to regulation under the Animal Welfare Act, which could subject us to additional costs and permit requirements

    - we and our collaborators are subject to extensive and uncertain government regulatory requirements, which could increase our operating costs or adversely affect our ability to obtain government approval of products based on genes that we identify in a timely manner or at all

    - security risks in electronic commerce or unfavorable internet regulation may deter future use of our products and services

    - we use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly

    -    we may be sued for product liability

    - public perception of ethical and social issues may limit or discourage the use of our technologies, which could reduce our revenues

         For additional discussion of the risks and uncertainties that affect our business, see "Item 1. Business - Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Disclosure about Market Risk" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

PART II - OTHER INFORMATION

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         None.

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LEXICON GENETICS INCORPORATED


Date:   May 14, 2001                 By:  /s/ ARTHUR T. SANDS
                                        ---------------------------------------
                                          Arthur T. Sands, M.D., Ph.D.
                                          President and Chief Executive Officer


Date:   May 14, 2001                 By:  /s/ JULIA P. GREGORY
                                        ---------------------------------------
                                          Julia P. Gregory
                                          Executive Vice President and
                                          Chief Financial Officer