Form 10-Q
period 2001-06-30
LEXICON GENETICS INC/TX
filed 2001-08-14
CIK 1062822

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

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------    -------------

                        COMMISSION FILE NUMBER: 000-30111

                          LEXICON GENETICS INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                         76-0474169
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

       As of August 9, 2001, 51,848,452 shares of the registrant's common stock, par value $0.001 per share, were outstanding.


================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS.................................................................    2

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Balance Sheets - December 31, 2000 and June 30, 2001 (unaudited)....................................    3
         Statements of Operations (unaudited) - Three and Six Months Ended June 30, 2000 and 2001............    4
         Statements of Cash Flows (unaudited) - Six Months Ended June 30, 2000 and 2001......................    5
         Notes to Financial Statements (unaudited)...........................................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................    8
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   15

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings...................................................................................   15
Item 4.  Submission of Matters to a Vote of Security Holders.................................................   15
Item 6.  Exhibits and Reports on Form 8-K....................................................................   16

SIGNATURES ..................................................................................................   17

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                                 BALANCE SHEETS

                                                                       AS OF DECEMBER 31,      AS OF JUNE 30,
                                                                       ------------------    -----------------
                                                                              2000                  2001
                                                                       ------------------    -----------------
                                                                                               (UNAUDITED)
                                   ASSETS
Current assets:
    Cash and cash equivalents .......................................   $      37,811,039    $      43,585,316
    Marketable securities ...........................................         164,869,291          140,224,465
    Accounts receivable, net of allowance for doubtful accounts
       of $100,000 ..................................................           2,814,707           16,037,920
    Prepaid expenses and other current assets .......................             536,480            3,669,213
                                                                        -----------------    -----------------
       Total current assets .........................................         206,031,517          203,516,914
Property and equipment, net of accumulated depreciation of
    $5,708,366 and $7,567,449, respectively .........................          14,477,235           16,856,415
Other assets ........................................................             184,200            1,625,156
                                                                        -----------------    -----------------
       Total assets .................................................   $     220,692,952    $     221,998,485
                                                                        =================    =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ................................................   $       2,522,722    $       6,458,185
    Accrued liabilities .............................................           3,023,725            1,973,811
    Current portion of deferred revenue .............................           4,671,818           12,041,994
    Current portion of long-term debt ...............................           1,012,246              974,368
                                                                        -----------------    -----------------
       Total current liabilities ....................................          11,230,511           21,448,358
Deferred revenue, net of current portion ............................                  --            5,000,000
Long-term debt, net of current portion ..............................           1,833,982                   --
                                                                        -----------------    -----------------
       Total liabilities ............................................          13,064,493           26,448,358

Commitments and contingencies

Stockholders' equity:
    Common stock, $.001 par value; 120,000,000 shares authorized,
       48,271,735 and 48,925,613 shares issued and outstanding ......              48,272               48,926
    Additional paid-in capital ......................................         296,119,625          296,203,689
    Deferred stock compensation .....................................         (33,636,725)         (27,853,469)
    Accumulated deficit .............................................         (54,902,713)         (72,849,019)
                                                                        -----------------    -----------------
       Total stockholders' equity ...................................         207,628,459          195,550,127
                                                                        -----------------    -----------------
       Total liabilities and stockholders' equity ...................   $     220,692,952    $     221,998,485
                                                                        =================    =================


   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                          -----------------------------------   ----------------------------------
                                                               2000                2001               2000              2001
                                                          ---------------    ----------------   ---------------    ---------------
Revenues:
   Subscription and license fees ......................   $       434,574    $     1,282,366    $     2,058,052    $     3,029,820
   Collaborative research .............................         1,989,299          2,199,742          3,634,057          3,723,326
   Other revenue ......................................           158,747             20,330            229,420             60,249
                                                          ---------------    ---------------    ---------------    ---------------
     Total revenues ...................................         2,582,620          3,502,438          5,921,529          6,813,395
Operating expenses:
   Research and development, including stock-based
     compensation of $1,460,499, $1,413,078,
     $8,160,891 and $2,809,608, respectively ..........         5,590,315         10,693,165         15,858,643         20,555,507
   General and administrative, including stock-based
     compensation of $1,773,806, $1,310,599,
     $6,981,722 and $2,652,383, respectively ..........         3,302,015          5,045,832          9,808,788          9,316,972
                                                          ---------------    ---------------    ---------------    ---------------
   Total operating expenses ...........................         8,892,330         15,738,997         25,667,431         29,872,479
                                                          ---------------    ---------------    ---------------    ---------------
Loss from operations ..................................        (6,309,710)       (12,236,599)       (19,745,902)       (23,059,084)
Interest income .......................................         2,922,316          2,426,919          3,050,158          5,322,810
Interest expense ......................................           129,310            129,017            239,060            210,032
                                                          ---------------    ---------------    ---------------    ---------------
Net loss ..............................................        (3,516,704)        (9,938,657)       (16,934,804)       (17,946,306)
Accretion on redeemable convertible preferred stock ...                --                 --           (133,854)                --
                                                          ---------------    ---------------    ---------------    ---------------
Net loss attributable to common stockholders ..........   $    (3,516,704)   $    (9,938,657)   $   (17,068,658)   $   (17,946,306)
                                                          ===============    ===============    ===============    ===============
Net loss per common share, basic and diluted ..........   $         (0.08)   $         (0.20)   $         (0.48)   $         (0.37)
Shares used in computing net loss per common share,
   basic and diluted ..................................        45,816,588         48,865,268         35,214,800         48,672,350


   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                      2000               2001
                                                                                ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .................................................................   $   (16,934,804)   $   (17,946,306)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation ...........................................................         1,152,361          2,016,148
     Amortization of deferred stock compensation ............................        15,142,613          5,461,991
     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable ...........................         1,907,566        (13,223,213)
       (Increase) decrease in prepaid expenses and other current assets .....            39,626         (3,132,733)
       (Increase) decrease in other assets ..................................           (12,758)        (1,440,956)
       Increase (decrease) in accounts payable and accrued liabilities ......           474,552          2,885,549
       Increase (decrease) in deferred revenue ..............................        (1,223,962)        12,370,176
                                                                                ---------------    ---------------
         Net cash provided by (used in) operating activities ................           545,194        (13,009,344)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ......................................        (1,350,592)        (4,395,328)
   Purchases of marketable securities .......................................      (214,940,362)      (210,244,673)
   Maturities of marketable securities ......................................        61,061,925        234,889,499
                                                                                ---------------    ---------------
         Net cash provided by (used in) investing activities ................      (155,229,029)        20,249,498
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations ..........................          (111,683)                --
   Proceeds from issuance of common stock ...................................       203,747,594            405,983
   Repayment of debt borrowings .............................................        (1,345,140)        (1,871,860)
                                                                                ---------------    ---------------
         Net cash provided by (used in) financing activities ................       202,290,771         (1,465,877)
                                                                                ---------------    ---------------
Net increase (decrease) in cash and cash equivalents ........................        47,606,936          5,774,277
Cash and cash equivalents at beginning of period ............................         2,025,585         37,811,039
                                                                                ---------------    ---------------
Cash and cash equivalents at end of period ..................................   $    49,632,521    $    43,585,316
                                                                                ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ...................................................   $       239,060    $       198,271

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
   Conversion of redeemable convertible preferred stock into common stock ...   $    30,184,090    $            --
   Conversion of related party note payable into common stock ...............   $       337,500    $            --

   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Lexicon Genetics Incorporated (Lexicon or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These statements, which Lexicon must adopt for 2001, generally require that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. Additionally, any resulting goodwill will not be amortized, rather it will be subject to at least an annual impairment test. Acquired intangible assets must be separately recognized and amortized over their useful lives. Management is currently assessing the impact of these statements on its future financial position and results of operations, which will reflect the July 2001 acquisition of Coelacanth Corporation (see note 7).

2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

3.       DEFERRED STOCK COMPENSATION

         Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of Lexicon's common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it was recorded, generally four years. For the six months ended June 30, 2000 and 2001, Lexicon amortized $15.1 million and $5.5 million, respectively, of deferred stock compensation. If vesting continues in accordance with the outstanding individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $5.4 million during the last six months of 2001, $10.8 million during 2002, $10.7 million during 2003 and $953,000 during 2004. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to individuals other than employees or directors.

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

         5.       RESTRICTED CASH

         The Company is required to maintain restricted cash or investments to the extent of borrowings made under the synthetic lease agreement. As of June 30, 2001, borrowings were $19.9 million as compared to $13.4 million as of December 31, 2000.

         6.       FINANCING AND DEBT OBLIGATIONS

         In June 1999, the Company entered into a $5.0 million financing agreement for the purchase of property and equipment. As of June 30, 2001, the Company had drawn down a total of approximately $4.2 million under this arrangement. As of June 30, 2001, $974,000 was outstanding under this arrangement. This facility accrues interest at a weighted-average rate of approximately 11.7% and principal and interest is due in monthly installments through 2003. The Company intends to retire this debt obligation by December 31, 2001, therefore the total obligation has been classified as current debt. A 3% prepayment premium is required upon early extinguishment of the debt and is being accrued as interest expense using the effective interest rate method until the debt is retired.

         7.       SUBSEQUENT EVENT

         On July 12, 2001, the Company completed the acquisition of Coelacanth Corporation (Coelacanth) in a merger, under an Agreement and Plan of Merger entered into on June 13, 2001. Under the terms of the merger agreement, the Company issued an aggregate of 2,918,991 shares of common stock in exchange for all of Coelacanth's outstanding capital stock. An aggregate of 10% of the shares of common stock issued in the merger have been placed in escrow for one year to satisfy claims, if any, that the Company may have for breaches of Coelacanth's representations, warranties and covenants in the merger agreement. The Company assumed Coelacanth's outstanding options and warrants in the merger. The Company expects to record intangible assets and expense for in-process research and development in the third quarter of 2001 in connection with the acquisition of Coelacanth.

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

         Since our inception, we have incurred significant losses and, as of June 30, 2001, we had an accumulated deficit of $72.8 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expense associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the expansion of our OmniBank library, the development and analysis of knockout mice and our other functional genomics research efforts. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities, as well as expenses related to our patent infringement litigation against Deltagen, Inc. In connection with the expansion of our drug discovery and LexVision programs, our OmniBank database and library and our functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

         Deferred stock-based compensation represents the difference between the exercise price of stock options granted and the fair value of our common stock at the applicable date of grant. Stock-based compensation is amortized over the vesting period of the individual stock options for which it was recorded, generally four years. Assuming continued vesting of all outstanding stock options in accordance with their terms, we expect to record amortization expense for deferred stock-based compensation as follows: $5.4 million during the last six months of 2001, $10.8 million during 2002, $10.7 million during 2003 and $953,000 during 2004. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to non-employee consultants or advisors.

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

RECENT DEVELOPMENTS

         On July 12, 2001, we completed the acquisition of Coelacanth Corporation in a merger, under an Agreement and Plan of Merger entered into on June 13, 2001. Coelacanth, which uses proprietary chemistry technologies to rapidly discover new chemical entities for drug development, forms the core for our new Lexicon Pharmaceuticals division, based in Princeton, New Jersey. In Lexicon Pharmaceuticals, we are combining our drug target discoveries with Coelacanth's high performance chemistry technologies to discover potential new drugs.

         Under the terms of the merger agreement, the Company issued an aggregate of 2,918,991 shares of common stock in exchange for all of Coelacanth's outstanding capital stock. An aggregate of 10% of the shares of common stock issued in the merger have been placed in escrow for one year to satisfy claims, if any, that the Company may have for breaches of Coelacanth's representations, warranties and covenants in the merger agreement. The Company assumed Coelacanth's outstanding options and warrants in the merger.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 2001

         Revenues. Total revenues increased 36% to $3.5 million in the three months ended June 30, 2001 from $2.6 million in the corresponding period in 2000. Of the $920,000 increase, $848,000 was derived from increased database subscription and technology license fees and $210,000 was derived from increased revenues from collaborative research. This was offset by a $138,000 decrease in other revenue.

         In June 2001, we entered into a series of agreements with Incyte Genomics, Inc. (Incyte), including a drug discovery alliance under which we and Incyte will collaborate in the discovery and development of therapeutic proteins and a separate agreement under which Incyte will have access to our LexVision database and OmniBank database and library. In addition, as a result of our acquisition of Coelacanth in July 2001, we obtained or have subsequently entered agreements with pharmaceutical and biotechnology companies for access to chemical libraries and optimization services. We have not yet recognized any revenues under any of these agreements.

         Research and Development Expenses. Research and development expenses, including stock-based compensation expense, increased 91% to $10.7 million in the three months ended June 30, 2001 from $5.6 million in the corresponding period in 2000. Research and development expenses for the three months ended June 30, 2001 and 2000 included $1.4 million and $1.5 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $5.2 million in research and development expenses exclusive of stock-based compensation was primarily attributable to increased personnel costs to support the expansion of our drug discovery and LexVision programs, our OmniBank database and library, the development and analysis of knockout mice and our other functional genomics research efforts.

         We expect to record expense for in-process research and development in the third quarter of 2001 in connection with our acquisition of Coelacanth. In addition, we expect to incur increased research and development expenses in the third quarter and subsequent periods as a result of our acquisition of Coelacanth and agreements entered in June 2001 with Incyte for access and license rights to Incyte's LifeSeq(R) Gold database

         General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, increased 53% to $5.0 million in the three months ended June 30, 2001 from $3.3 million in the corresponding period in 2000. General and administrative expenses for the three months ended June 30, 2001 and 2000 included $1.3 million and $1.8 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $2.2 million in general and administrative expenses exclusive of stock-based compensation was due primarily to additional personnel costs for business development and finance and administration, as well as expenses associated with our patent infringement litigation against Deltagen, Inc. We expect to incur increased general and administrative expenses in future periods as a result of our acquisition of Coelacanth.

         Interest Income and Interest Expense. Interest income decreased to $2.4 million in the three months ended June 30, 2001 from $2.9 million in the corresponding period in 2000. This decrease resulted from lower interest rates and decreased average cash and investment balances during the 2001 period. Interest expense was $129,000 in each of the three-month periods ended June 30, 2001 and 2000, respectively.

         Net Loss and Net Loss Per Common Share. Net loss attributable to common stockholders increased to $9.9 million in the three months ended June 30, 2001 from $3.5 million in the corresponding period in 2000. Net loss per common share increased to $0.20 in the three months ended June 30, 2001 from $0.08 in the corresponding period of 2000. A portion of the net loss for the three months ended June 30, 2001 and most of the net loss for the corresponding period in 2000 were attributable to stock-based compensation expense. Excluding stock-based compensation expense, and assuming the conversion of the redeemable convertible preferred stock into common stock occurred on the date of original issuance (May 1998), we would have had a net loss of $7.2 million and $282,000 in the three months ended June 30, 2001 and 2000, respectively, and net loss per common share of $0.15 and $0.01 in the three months ended June 30, 2001 and 2000, respectively.

Six Months Ended June 30, 2000 and 2001

         Revenues. Total revenues increased 15% to $6.8 million in the six months ended June 30, 2001 from $5.9 million in the corresponding period in 2000. Of the $892,000 increase, $972,000 was derived from increased database subscription and technology license fees and $89,000 was derived from increased revenues from collaborative research. This was offset by a $169,000 decrease in other revenue.

         Research and Development Expenses. Research and development expenses, including stock-based compensation expense, increased 30% to $20.6 million in the six months ended June 30, 2001 from $15.9 million in the corresponding period in 2000. Research and development expenses for the six months ended June 30, 2001 and 2000 included $2.8 million and $8.2 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $10.0 million in research and development expenses exclusive of stock-based compensation was primarily attributable to increased personnel costs to support the expansion of our drug discovery and LexVision programs, our OmniBank database and library, the development and analysis of knockout mice and our other functional genomics research efforts.

         General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, decreased 5% to $9.3 million in the six months ended June 30, 2001 from

$9.8 million in the corresponding period in 2000. General and administrative expenses for the six months ended June 30, 2001 and 2000 included $2.7 million and $7.0 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $3.8 million in general and administrative expenses exclusive of stock-based compensation was due primarily to additional personnel costs for business development and finance and administration, as well as expenses associated with our patent infringement litigation against Deltagen, Inc.

         Interest Income and Interest Expense. Interest income increased to $5.3 million in the six months ended June 30, 2001 from $3.1 million in the corresponding period in 2000. This increase resulted from increased average cash and investment balances during the 2001 period as a result of our initial public offering in April 2000. Interest expense decreased to $210,000 in the six months ended June 30, 2001 from $239,000 in the corresponding period in 2000.

         Net Loss and Net Loss Per Common Share. Net loss attributable to common stockholders increased to $17.9 million in the six months ended June 30, 2001 from $17.1 million in the corresponding period in 2000. Net loss per common share decreased to $0.37 in the six months ended June 30, 2001 from $0.48 in the corresponding period of 2000. A portion of the net loss for the six months ended June 30, 2001 and most of the net loss for the corresponding period in 2000 were attributable to stock-based compensation expense. Excluding stock-based compensation expense, and assuming the conversion of the redeemable convertible preferred stock into common stock occurred on the date of original issuance (May
1998), we would have had a net loss of $12.5 million and $1.8 million in the six months ended June 30, 2001 and 2000, respectively, and net loss per common share of $0.26 and $0.04 in the six months ended June 30, 2001 and 2000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These statements, which Lexicon must adopt for 2001, generally require that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. Additionally, any resulting goodwill will not be amortized, but rather will be subject to at least an annual impairment test. Acquired intangible assets will be separately recognized and amortized over their useful lives. Management is currently assessing the impact of these statements on its future financial position and results of operations, which will reflect the July 2001 acquisition of Coelacanth Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription and collaboration agreements and equipment financing arrangements. From our inception through June 30, 2001, we had received net proceeds of $241.8 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through June 30, 2001, we received $30.4 million in cash payments from database subscription and technology license fees, functional genomics collaborations for the development and analysis of knockout mice, sales of reagents and government grants, and have recognized revenues of $29.5 million through June 30, 2001.

         As of June 30, 2001, we had $183.8 million in cash, cash equivalents and marketable securities, as compared to $202.7 million as of December 31, 2000. We used $13.0 million in operations in the six months ended June 30, 2001. This consisted of the net loss for the six months ended June 30, 2001 of $17.9 million offset by non-cash charges of $5.4 million related to stock-based compensation expense and

$2.0 million related to depreciation expense, which in turn was offset by a $2.5 million net increase in other working capital accounts and long-term deferred revenue. Investing activities provided $20.2 million in the six months ended June 30, 2001, principally as a result of maturities of marketable securities.

         In June 1999, we entered into a $5.0 million financing arrangement for the purchase of property and equipment which is secured by the equipment financed. We borrowed a total of approximately $4.2 million under this arrangement, of which $974,000 remained outstanding at June 30, 2001. This facility accrues interest at a weighted-average rate of approximately 11.7%, and principal and interest is due in monthly installments through 2003. The debt is being retired through prepayment beginning in the second quarter of 2001.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our current laboratory and office space and animal facility and agreed to fund the construction of additional laboratory and office space and a second animal facility. Including the purchase price for our existing facilities, the synthetic lease provides for funding of up to $45.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities will begin upon completion of construction, which is expected in the fourth quarter of 2001. Lease payments are subject to fluctuation based on LIBOR rates. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price including the outstanding lease balance. If we elect not to renew the lease or purchase the properties, we must arrange for the sale of the properties to a third party. Under the sale option, we have guaranteed a percentage of the total original cost as the residual fair value of the properties. The Company is required to maintain restricted cash or investments to the extent of borrowings made under the synthetic lease agreement. As of June 30, 2001, borrowings were $19.9 million as compared to $13.4 million as of December 31, 2000.

         Our capital requirements depend on numerous factors, including our ability to obtain database subscription and collaboration agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances, together with revenues to be derived from subscriptions to our databases, functional genomics collaborations for the research, development and analysis of the physiological effects of genes altered in knockout mice, will be sufficient to fund our operations for at least the next several years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

IMPACT OF INFLATION

         The effect of inflation and changing prices on our operations was not significant during the periods presented.

DISCLOSURE ABOUT MARKET RISK

         Our exposure to market risk is confined to our cash and cash equivalents which have maturities of less than three months. We maintain an investment portfolio which consists of U.S. government debt obligations and investment grade commercial paper that mature one to twelve months after June 30, 2001, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we believe that changes in market rates would not have any negative impact on the realized value of our investment portfolio.

         We have operated primarily in the United States and substantially all sales to date have been made in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.

RISK FACTORS

         Our business is subject to certain risks and uncertainties, including those referenced below:

Risks Related to Our Business

     o we have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

     o our quarterly operating results have been and likely will continue to fluctuate, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance

     o    we are an early-stage company with an unproven business strategy

     o we face substantial competition in the discovery of the DNA sequences of genes and their functions and in our drug discovery and product development efforts

     o we rely heavily on collaborators to develop and commercialize pharmaceutical products based on genes that we identify as promising candidates for development as drug targets

     o any cancellation by or conflicts with our collaborators could harm our business

     o we have no experience in developing and commercializing pharmaceutical products on our own

     o we may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

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

Risks Related to Our Industry

     o our ability to patent our discoveries is uncertain because patent laws and their interpretation are highly uncertain and subject to change

     o    our patent applications may not result in enforceable patent rights

     o if other companies and institutions obtain patents claiming the functional uses of genes and gene products based upon gene sequence information and predictions of gene function, we may be unable to obtain patents for our discoveries of biological function in knockout mice

     o we are presently involved in patent litigation and may be involved in future patent litigation and other disputes regarding intellectual property rights, and can give no assurance that we will prevail in any such litigation or other dispute

     o issued patents may not fully protect our discoveries, and our competitors may be able to commercialize products similar to those covered by our issued patents

     o our rights to the use of technologies licensed by third parties are not within our control

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On May 24, 2000, we filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Deltagen is willfully infringing the claims of United States Patent No. 5,789,215, under which we hold an exclusive license from GenPharm International, Inc. This patent covers methods of engineering the animal genome, including methods for the production of knockout mice by homologous recombination, using isogenic DNA technology. In the complaint, we are seeking unspecified damages from Deltagen, as well as injunctive relief. Deltagen has counterclaimed for a declaratory judgment that the patent is invalid and unenforceable and is not infringed by Deltagen. On November 14, 2000, Deltagen filed an amended counterclaim alleging antitrust claims against us and GenPharm, for which Deltagen is seeking unspecified damages. The Markman hearing with respect to the claims of the isogenic DNA patent is currently scheduled for October 4, 2001.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held on April 18, 2001 to consider and vote upon the following proposals:

          (1) The following individual was nominated and elected as a Class I director, with the following numbers of shares voted for and withheld for such director:

               NAME OF DIRECTOR                     FOR              WITHHELD
               ----------------                     ---              --------
               Robert J. Lefkowitz, M.D.          39,235,702          19,279

(2) The following additional matter was considered and approved, with the following numbers of shares voted for, voted against and abstaining with respect to such matter:

                  MATTER                                 FOR        AGAINST    ABSTAIN
                  ------                                 ---        -------    -------
                  Appointment of Arthur Andersen
                  LLP as our independent public
                  accountants for the fiscal year
                  ending December 31, 2001             39,208,234    39,821     6,926

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

     EXHIBIT NO.                  DESCRIPTION

      10.1     -- Agreement and Plan of Merger, dated June 13, 2001, among
                  Lexicon Genetics Incorporated, Angler Acquisition Corp. and Coelacanth Corporation (filed as Exhibit 10.1 to the company's Current Report on Form 8-K dated June 13, 2001 and incorporated by reference herein).

     +10.2     -- LexVision Database and Collaboration Agreement, dated June 27,
                  2001, between Lexicon Genetics Incorporated and Incyte Genomics, Inc.

     +10.3     -- Therapeutic Protein Alliance Agreement, dated June 27, 2001, between Lexicon Genetics Incorporated and Incyte Genomics,
                  Inc.

------------------------
+ Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

         (b)   Reports on Form 8-K:

         On June 18, 2001, we filed a Current Report on Form 8-K dated June 13, 2001 relating to our execution of an Agreement and Plan of Merger providing for our acquisition of Coelacanth Corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LEXICON GENETICS INCORPORATED


Date:   August 14, 2001                    By:  /s/ ARTHUR T. SANDS
                                              ---------------------------------
                                                Arthur T. Sands, M.D., Ph.D.
                                                President and Chief
                                                Executive Officer


Date:   August 14, 2001                    By:  /s/ JULIA P. GREGORY
                                              ---------------------------------
                                                Julia P. Gregory
                                                Executive Vice President and
                                                Chief Financial Officer

                                INDEX TO EXHIBITS


     EXHIBIT NO.                      DESCRIPTION
     -----------                      -----------
      10.1     -- Agreement and Plan of Merger, dated June 13, 2001, among
                  Lexicon Genetics Incorporated, Angler Acquisition Corp. and
                  Coelacanth Corporation (filed as Exhibit 10.1 to the company's
                  Current Report on Form 8-K dated June 13, 2001 and
                  incorporated by reference herein).

     +10.2     -- LexVision Database and Collaboration Agreement, dated June 27,
                  2001, between Lexicon Genetics Incorporated and Incyte
                  Genomics, Inc.

     +10.3     -- Therapeutic Protein Alliance Agreement, dated June 27, 2001, between Lexicon Genetics Incorporated and Incyte Genomics,
                  Inc.

------------------------
+  Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.
