Form 10-Q
period 2001-09-30
LEXICON GENETICS INC/TX
filed 2001-11-14
CIK 1062822

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 Yes     X      No
                                     ---------     ---------

       As of November 9, 2001, 51,917,049 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS ..............................   2

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets -- September 30, 2001 (unaudited)
            and December 31, 2000..........................................   3
          Consolidated Statements of Operations (unaudited) --
            Three and Nine Months Ended September 30, 2001 and 2000........   4
          Consolidated Statements of Cash Flows (unaudited) --
            Nine Months Ended September 30, 2001 and 2000..................   5
          Notes to Consolidated Financial Statements (unaudited)...........   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  17

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings................................................  17

Item 5.   Other Information................................................  18

Item 6.   Exhibits and Reports on Form 8-K.................................  18

SIGNATURES ................................................................  19

         The Lexicon name and logo and OmniBank(R) are registered trademarks and LexVision(TM), Lexgen.com(TM), Internet Universal(TM) and e-Biology(TM) are trademarks of Lexicon Genetics Incorporated.

                                  ------------

                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should" or "will" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results, unless required by law.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                             AS OF SEPTEMBER 30,      AS OF DECEMBER 31,
                                                                                    2001                     2000
                                                                             -------------------      ------------------
                                                                                 (UNAUDITED)
                                   ASSETS
                                   ------
Current assets:
    Cash and cash equivalents............................................     $     23,066,925        $      37,811,039
    Marketable securities................................................          153,360,767              164,869,291
    Accounts receivable, net of allowance for doubtful accounts
       of $135,863 and $100,000, respectively............................            7,996,613                2,814,707
    Prepaid expenses and other current assets............................            5,862,415                  536,480
                                                                              ----------------        -----------------
       Total current assets..............................................          190,286,720              206,031,517
Property and equipment, net of accumulated depreciation of
    $8,959,647 and $5,708,366, respectively..............................           22,725,595               14,477,235
Goodwill.................................................................           25,780,581                       --
Other intangible assets, net of amortization of $260,000 and $0,
    respectively.........................................................            5,740,000                       --
Other assets.............................................................            5,147,211                  184,200
                                                                              ----------------        -----------------
       Total assets......................................................     $    249,680,107        $     220,692,952
                                                                              ================        =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
    Accounts payable.....................................................     $      4,126,426        $       2,522,722
    Accrued liabilities..................................................            3,605,791                3,023,725
    Current portion of deferred revenue..................................           10,714,959                4,671,818
    Current portion of long-term debt....................................              363,985                1,012,246
    Current portion of capital lease obligations.........................              103,910                       --
                                                                              ----------------        -----------------
       Total current liabilities.........................................           18,915,071               11,230,511
Deferred revenue, net of current portion.................................            3,750,000                       --
Long-term debt, net of current portion...................................                   --                1,833,982
Capital lease obligations, net of current portion........................               58,907                       --
                                                                              ----------------        -----------------
       Total liabilities.................................................           22,723,978               13,064,493

Commitments and contingencies

Stockholders' equity:
    Common stock, $.001 par value; 120,000,000 shares authorized,
       51,915,268 and 48,271,735 shares issued and outstanding...........               51,915                   48,272
    Additional paid-in capital...........................................          330,910,604              296,119,625
    Deferred stock compensation..........................................          (24,937,305)             (33,636,725)
    Accumulated deficit..................................................          (79,069,085)             (54,902,713)
                                                                              ----------------        -----------------
       Total stockholders' equity........................................          226,956,129              207,628,459
                                                                              ----------------        -----------------
       Total liabilities and stockholders' equity........................     $    249,680,107        $     220,692,952
                                                                              ================        =================


        The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                          ---------------------------------      ---------------------------------
                                                               2001                2000                 2001               2000
                                                          -------------       -------------      -------------       -------------
Revenues:
   Subscription and license fees........................  $   8,638,072       $     435,419      $  11,667,892       $   2,493,471
   Collaborative research...............................      3,684,821           5,117,862          7,408,147           8,751,919
   Compound libraries...................................      1,166,522                  --          1,166,522                  --
   Other revenue........................................          3,354              60,879             63,603             290,299
                                                          -------------       -------------      -------------       -------------
     Total revenues.....................................     13,492,769           5,614,160         20,306,164          11,535,689
Operating expenses:
   Research and development, including stock-based
     compensation of $1,338,090, $1,394,971, $4,147,698
     and $9,555,862, respectively.......................     15,008,510           6,916,083         35,564,017          22,774,725
   General and administrative, including stock-based
     compensation of $1,308,277, $1,654,328, $3,960,660
     and $8,636,050, respectively.......................      6,438,995           3,588,612         15,755,967          13,397,400
                                                          -------------       -------------      -------------       -------------
       Total operating expenses.........................     21,447,505          10,504,695         51,319,984          36,172,125
                                                          -------------       -------------      -------------       -------------
Loss from operations....................................     (7,954,736)         (4,890,535)       (31,013,820)        (24,636,436)
Interest income.........................................      1,820,147           3,450,352          7,142,957           6,500,510
Interest expense........................................        (85,477)            (99,697)          (295,509)           (338,757)
                                                          -------------       -------------      -------------       -------------
Net loss  ..............................................     (6,220,066)         (1,539,880)       (24,166,372)        (18,474,683)
Accretion on redeemable convertible preferred stock.....             --                  --                 --            (133,854)
                                                          -------------       -------------      -------------       -------------
Net loss attributable to common stockholders............  $  (6,220,066)      $  (1,539,880)     $ (24,166,372)      $ (18,608,537)
                                                          =============       =============      =============       ==============
Net loss per common share, basic and diluted............  $       (0.12)      $       (0.03)     $       (0.49)      $       (0.47)
Shares used in computing net loss per common share,
   basic and diluted....................................     51,499,610          47,780,441         49,626,214          39,433,920


        The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ---------------------------------
                                                                                 2001                2000
                                                                            -------------       -------------
Cash flows from operating activities:
   Net loss..............................................................   $ (24,166,372)      $ (18,474,683)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation........................................................       3,409,086           1,854,447
     Amortization of other intangible assets.............................         260,000                  --
     Amortization of deferred stock compensation.........................       8,108,358          18,191,912
     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable........................      (4,861,695)          1,028,000
       (Increase) decrease in prepaid expenses and other current assets..      (2,936,793)             26,856
       (Increase) decrease in other assets...............................      (4,860,764)           (394,127)
       Increase (decrease) in accounts payable and accrued liabilities...         465,432           1,136,119
       Increase (decrease) in deferred revenue...........................       9,771,238          (4,703,235)
                                                                            -------------       -------------
         Net cash provided by (used in) operating activities.............     (14,811,510)         (1,334,711)
Cash flows from investing activities:
   Purchases of property and equipment...................................      (7,679,299)         (4,165,548)
   Purchases of marketable securities....................................    (141,024,332)       (305,533,921)
   Maturities of marketable securities...................................     152,532,856         130,283,887
   Payment of transaction costs, net of cash acquired of $422,957........        (734,605)                 --
                                                                            -------------       -------------
         Net cash provided by (used in) investing activities.............       3,094,620        (179,415,582)
Cash flows from financing activities:
   Principal payments on capital lease obligations.......................          (3,310)           (133,398)
   Proceeds from issuance of common stock................................         520,242         204,023,639
   Repayment of debt borrowings..........................................      (3,544,156)         (1,223,882)
                                                                            -------------       -------------
         Net cash provided by (used in) financing activities.............      (3,027,224)        202,666,359
                                                                            -------------       -------------
Net increase (decrease) in cash and cash equivalents.....................     (14,744,114)         21,916,066
Cash and cash equivalents at beginning of period.........................      37,811,039           2,025,585
                                                                            -------------       -------------
Cash and cash equivalents at end of period...............................   $  23,066,925       $  23,941,651
                                                                            =============       =============

Supplemental disclosure of cash flow information:
   Cash paid for interest................................................   $     290,563       $     338,757

Supplemental disclosure of non-cash financing activities:

   Conversion of redeemable convertible preferred stock into common stock   $          --       $  30,184,090
   Conversion of related party note payable into common stock............   $          --       $     337,500
   Issuance of equity securities in connection with acquisition..........   $  34,865,442       $          --


        The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Lexicon Genetics Incorporated (Lexicon or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2000, as filed with the SEC.

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These statements, which Lexicon adopted in the third quarter of 2001, generally require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, any resulting goodwill will not be amortized, rather it will be subject to at least an annual impairment test. Acquired intangible assets must be separately recognized and amortized over their useful lives.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new standard on asset impairment supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and will be effective for the fiscal year beginning January 1, 2002. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

3.       DEFERRED STOCK COMPENSATION

         Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of Lexicon's common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it was recorded, generally four years. For the nine months ended September 30, 2001 and 2000, Lexicon amortized $8.1 million and $18.2 million, respectively, of deferred stock compensation. If vesting continues in accordance with the outstanding individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $2.7 million during the last three months of 2001, $10.7 million during 2002, $10.6 million during 2003 and $947,000 during 2004. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to individuals other than employees or directors.

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

5.       RESTRICTED CASH AND INVESTMENTS

         The Company is required to maintain restricted cash or investments to the extent of borrowings made under the synthetic lease agreement under which it leases its office and laboratory facilities in The Woodlands, Texas. As of September 30, 2001, borrowings were $26.3 million as compared to $13.4 million as of December 31, 2000.

6.       FINANCING AND DEBT OBLIGATIONS

         In June 1999, the Company entered into a $5.0 million financing agreement for the purchase of property and equipment. As of September 30, 2001, the Company had drawn down a total of approximately $4.2 million under this arrangement. As of September 30, 2001, $364,000 was outstanding under this arrangement. This facility accrues interest at a rate of 12.2% and principal and interest is due in monthly installments through 2003. The Company intends to retire this debt obligation by December 31, 2001; therefore, the total obligation has been classified as current debt. A 3% prepayment premium is required upon early extinguishment of the debt and is being accrued as interest expense using the effective interest rate method until the debt is retired.

7.       COELACANTH ACQUISITION

         On July 12, 2001, the Company completed the acquisition of Coelacanth Corporation (Coelacanth) in a merger, under an Agreement and Plan of Merger entered into on June 13, 2001. Coelacanth uses proprietary chemistry technologies to create compound libraries for drug discovery screening and innovative compound sets that shorten lead discovery and lead optimization time for drug development. Coelacanth forms the core of Lexicon Pharmaceuticals, a new division of the Company, responsible for small molecule compound discovery. The results of Lexicon Pharmaceuticals are included in the Company's results of operations for the period from July 12 to September 30, 2001.

         Under the terms of the merger agreement, the Company issued an aggregate of 2,918,991 shares of common stock in exchange for 100% of Coelacanth's outstanding capital stock. An aggregate of 10% of the shares of common stock issued in the merger have been placed in escrow for one year to satisfy claims, if any, that the Company may have for breaches of Coelacanth's representations, warranties and covenants in the merger agreement. The Company also assumed Coelacanth's outstanding options and warrants in the merger, resulting in the issuance of options and warrants to purchase 122,650 and 25,169 shares, respectively, of its common stock. The Company has allocated a portion of the intrinsic value of the options that remained unvested as of July 12, 2001 to deferred compensation and expects to recognize the expense as the options vest. The Company recorded goodwill and other intangible assets of approximately $25.8 million and $6.0 million, respectively, in connection with the acquisition of Coelacanth.

         The Coelacanth acquisition was accounted for as a purchase. The cost to acquire Coelacanth has been allocated to the assets acquired and liabilities assumed according to their respective fair values on July 12, 2001, with the excess purchase price being allocated to goodwill. The fair value of common stock issued in connection with the acquisition of Coelacanth was determined in accordance with EITF Issue No. 99-12. The Company used the Black-Scholes option pricing model to value the securities issued in exchange for Coelacanth's outstanding options and warrants. The allocation of the purchase price is based on a formal valuation analysis which was completed by an independent appraisal firm.

         The purchase price for the acquisition consisted of the following:

        Value of common stock issued.........................   $ 33,731,860
        Assumption of Coelacanth's options and warrants......      1,133,582
        Transaction costs....................................      1,157,562
                                                                ------------
            Total purchase price.............................   $ 36,023,004
                                                                ============

         The purchase price for the acquisition was allocated as follows:

        Fair value of net assets purchased...................   $  4,242,423
        Goodwill.............................................     25,780,581
        Other intangible assets..............................      6,000,000
                                                                ------------
            Total purchase price.............................   $ 36,023,004
                                                                ============

         Goodwill, which represents the excess of the purchase price over the fair value of the underlying net identifiable assets, is not subject to amortization. The Company expects to perform an annual impairment assessment of the value assigned to goodwill. Other intangible assets represent Coelacanth's technology platform, which consists of its proprietary ClickChem(TM) reactions, novel building blocks and compound sets, automated production systems, high throughput ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) capabilities and its know-how and trade secrets. The Company expects to amortize the value assigned to other intangible assets on a straight-line basis over an estimated life of five years.

         The following unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2001 and 2000, respectively, assumes the acquisition of Coelacanth occurred on January 1, 2001 and 2000, respectively, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on fair values at the date of acquisition. Pro forma net loss includes amortization of other intangible assets; however, it does not include any amortization of goodwill.

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  2001                2000
                                                -----------       -------------
Total revenue.................................  $13,547,535       $ 6,412,088
Total operating expenses......................   21,628,214        12,918,639
Net loss attributable to common stockholders..   (6,357,049)       (3,152,354)
Net loss per share............................  $     (0.12)      $     (0.06)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------
                                                    2001             2000
                                               ------------       --------------
Total revenue................................  $ 20,760,749       $ 15,467,186
Total operating expenses.....................    56,987,553         43,627,522
Net loss attributable to common stockholders.   (29,413,141)       (22,128,483)
Net loss per share...........................  $      (0.57)      $      (0.52)

         The foregoing unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated. Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the merger, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are defining the functions of genes for drug discovery using mice whose DNA has been altered to disrupt, or "knock out," the function of the altered gene. Our proprietary gene trapping and gene targeting technologies enable us to rapidly generate these knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem (ES) cells, which can be cloned and used to generate mice with the altered gene. We employ an integrated platform of advanced medical technologies to systematically analyze the functions and pharmaceutical relevance of the genes we have knocked out. We capture the information resulting from this analysis for our use, and use by our collaborators, to discover pharmaceutical products based on genomics - the study of genes and their function.

         With our acquisition of Coelacanth Corporation on July 12, 2001, we added capabilities in the development of chemical compounds for small molecule drug discovery. We are using these capabilities in internal drug discovery programs and in drug discovery collaborations. We also sell certain compounds from our chemical libraries to third parties for their internal use.

         We derive substantially all of our revenues from subscriptions to our databases, drug discovery alliances, functional genomics collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses and compound sales. To date, we have generated a substantial portion of our revenues from a limited number of sources.

         Since our inception, we have incurred significant losses and, as of September 30, 2001, we had an accumulated deficit of $79.1 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expense associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the expansion of our OmniBank library, the development and analysis of knockout mice and our other functional genomics research efforts, and the development of chemical libraries. We expense our research and development costs as they are incurred. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including business development and general legal activities as well as expenses related to our patent infringement litigation against Deltagen, Inc. In connection with the expansion of our drug discovery and LexVision programs, our OmniBank database and library and our functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

         Deferred stock-based compensation represents the difference between the exercise price of stock options granted and the fair value of our common stock at the applicable date of grant. Stock-based compensation is amortized over the vesting period of the individual stock options for which it was recorded, generally four years. Assuming continued vesting of all outstanding stock options in accordance with their terms, we expect to record amortization expense for deferred stock-based compensation as follows: $2.7 million during the last three months of 2001, $10.7 million during 2002, $10.6 million during 2003 and $947,000 during 2004. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to non-employee consultants or advisors.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

         Revenues. Total revenues increased 140% to $13.5 million in the three months ended September 30, 2001 from $5.6 million in the corresponding period in 2000. Of the $7.9 million increase, $8.2 million was derived from increased database subscription and technology license fees and $1.2 million was derived from revenues from compound library sales. These increases were partially offset by a $1.4 million decrease in revenues from collaborative research and a $58,000 decrease in other revenue.

         We had several new sources of revenues in the three months ended September 30, 2001. During the quarter:

         o we began to recognize revenues under our drug discovery alliance and LexVision agreements with Incyte Genomics, Inc.;

         o we entered into, and recognized revenue for technology license fees under, sublicense agreements with GlaxoSmithKline plc, Merck & Co., Inc. and Pfizer Inc; and

         o we began to recognize revenues under agreements with pharmaceutical and biotechnology companies for access to chemical libraries and optimization services, as a result of our acquisition of Coelacanth in July 2001.

Our revenues for the three months ended September 30, 2000 included $4.1 million of collaborative research revenues recognized in connection with the conclusion of our 1997 agreement with the Merck Genome Research Institute. Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

         Research and Development Expenses. Research and development expenses, including stock-based compensation expense, increased 117% to $15.0 million in the three months ended September 30, 2001 from $6.9 million in the corresponding period in 2000. Research and development expenses for the three months ended September 30, 2001 and 2000 included $1.3 million and $1.4 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $8.1 million in research and development expenses exclusive of stock-based compensation was primarily attributable to increased personnel costs to support the expansion of our drug discovery and LexVision programs, our OmniBank database and library, and our development and analysis of knockout mice and other functional genomics research efforts, as well as increased costs resulting from our acquisition of Coelacanth.

         General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, increased 79% to $6.4 million in the three months ended September 30, 2001 from $3.6 million in the corresponding period in 2000. General and administrative expenses for the three months ended September 30, 2001 and 2000 included $1.3 million and $1.7 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $3.2 million in general and administrative expenses exclusive of stock-based compensation was due primarily to additional personnel costs for business development and finance and administration and expenses associated with our patent infringement litigation against Deltagen, Inc., as well as increased costs resulting from our acquisition of Coelacanth.

         Interest Income and Interest Expense. Interest income decreased to $1.8 million in the three months ended September 30, 2001 from $3.5 million in the corresponding period in 2000. The decrease resulted from lower interest rates and decreased average cash and investment balances during the 2001 period. Interest expense was $85,000 and $100,000 in the three months ended September 30, 2001 and 2000, respectively.

         Net Loss and Net Loss Per Common Share. Net loss attributable to common stockholders increased to $6.2 million in the three months ended September 30, 2001 from $1.5 million in the corresponding period in 2000. Net loss per common share increased to $0.12 in the three months ended September 30, 2001 from $0.03 in the corresponding period of 2000. A portion of the net loss for the three months ended September 30, 2001 and all of the net loss for the corresponding period in 2000 were attributable to stock-based compensation expense. Excluding stock-based compensation expense, we would have had a net loss of $3.6 million and net loss per common share of $0.07 in the three months ended September 30, 2001, as compared to net income of $1.5 million and net income per common share of $0.03 in the corresponding period in 2000.

Nine Months Ended September 30, 2001 and 2000

         Revenues. Total revenues increased 76% to $20.3 million in the nine months ended September 30, 2001 from $11.5 million in the corresponding period in 2000. Of the $8.8 million increase, $9.2 million was derived from increased database subscription and technology license fees and $1.2 million was derived from revenues from compound library sales. These increases were partially offset by a $1.3 million decrease in revenues from collaborative research and a $227,000 decrease in other revenue.

         Research and Development Expenses. Research and development expenses, including stock-based compensation expense, increased 56% to $35.6 million in the nine months ended September 30, 2001 from $22.8 million in the corresponding period in 2000. Research and development expenses for the nine months ended September 30, 2001 and 2000 included $4.1 million and $9.6 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $18.2 million in research and development expenses exclusive of stock-based compensation was primarily attributable to increased personnel costs to support the expansion of our drug discovery and LexVision programs, our OmniBank database and library, and our development and analysis of knockout mice and other functional genomics research efforts, as well as increased costs resulting from our acquisition of Coelacanth.

         General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, increased 18% to $15.8 million in the nine months ended September 30, 2001 from $13.4 million in the corresponding period in 2000. General and administrative expenses for the nine months ended September 30, 2001 and 2000 included $4.0 million and $8.6 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $7.0 million in general and administrative expenses exclusive of stock-based compensation was due primarily to additional personnel costs for business development and finance and administration and expenses associated with our patent infringement litigation against Deltagen, Inc., as well as increased costs resulting from our acquisition of Coelacanth.

         Interest Income and Interest Expense. Interest income increased to $7.1 million in the nine months ended September 30, 2001 from $6.5 million in the corresponding period in 2000. The increase resulted from increased average cash and investment balances during the 2001 period as a result of our initial public offering in April 2000. Interest expense was $296,000 and $339,000 in the nine months ended September 30, 2001 and 2000, respectively.

         Net Loss and Net Loss Per Common Share. Net loss attributable to common stockholders increased to $24.2 million in the nine months ended September 30, 2001 from $18.6 million in the corresponding period in 2000. Net loss per common share increased to $0.49 in the nine months ended September 30, 2001 from $0.47 in the corresponding period of 2000. A portion of the net loss for the nine months ended September 30, 2001 and most of the net loss for the corresponding period in 2000 were attributable to stock-based compensation expense. Excluding stock-based compensation expense, and assuming the conversion of the redeemable convertible preferred stock into common stock occurred on the date of original issuance (May 1998), we would have had a net loss of $16.1 million and $283,000 in the nine months ended September 30, 2001 and 2000, respectively, and net loss per common share of $0.32 and $0.01 in the nine months ended September 30, 2001 and 2000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These statements, which Lexicon adopted in the third quarter of 2001, generally require that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. Additionally, any resulting goodwill will not be amortized, but rather will be subject to at least an annual impairment test. Acquired intangible assets will be separately recognized and amortized over their useful lives.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new standard on asset impairment supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and will be effective for the fiscal year beginning January 1, 2002. The Company believes that the adoption of this standard will not have a material impact on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription and collaboration agreements and equipment financing arrangements. From our inception through September 30, 2001, we had received net proceeds of $241.9 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through September 30, 2001, we received $49.5 million in cash payments from database subscription and technology license fees, drug discovery alliances, functional genomics collaborations for the development and analysis of knockout mice, sales of reagents and compound libraries, and government grants, and have recognized revenues of $43.0 million through September 30, 2001.

         As of September 30, 2001, we had $176.4 million in cash, cash equivalents and marketable securities, as compared to $202.7 million as of December 31, 2000. We used $14.8 million in operations in the nine months ended September 30, 2001. This consisted of the net loss for the nine months ended September 30, 2001 of $24.2 million offset by non-cash charges of $8.1 million related to stock-based compensation expense, $260,000 related to amortization of other intangible assets and $3.4 million related to depreciation expense, which in turn was offset by a $2.4 million net increase in other working capital accounts and long-term deferred revenue. Investing activities provided $3.1 million in the nine months ended September 30, 2001, principally as a result of maturities of marketable securities.

         In June 1999, we entered into a $5.0 million financing arrangement for the purchase of property and equipment which is secured by the equipment financed. We borrowed a total of approximately $4.2 million under this arrangement, of which $364,000 remained outstanding at September 30, 2001. This facility accrues interest at a rate of 12.2%, and principal and interest is due in monthly installments through 2003. The Company intends to retire this debt by December 31, 2001.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our current laboratory and office space and animal facility and agreed to fund the construction of additional laboratory and office space and a second animal facility. Including the purchase price for our existing facilities, the synthetic lease provides for funding of up to $50.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities will begin upon completion of construction, which is expected in the fourth quarter of 2001. Lease payments are subject to fluctuation based on LIBOR rates. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price including the outstanding lease balance. If we elect not to renew the lease or purchase the properties, we must arrange for the sale of the properties to a third party. Under the sale option, we have guaranteed a percentage of the total original cost as the residual fair value of the properties. The Company is required to maintain restricted cash or investments to the extent of borrowings made under the synthetic lease agreement. As of September 30, 2001, borrowings were $26.3 million as compared to $13.4 million as of December 31, 2000.

         Our capital requirements depend on numerous factors, including our ability to obtain database subscription, drug discovery alliance and collaboration agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current cash balances, together with revenues to be derived from subscriptions to our databases, drug discovery alliances and functional genomics collaborations will be sufficient to fund our operations for at least the next several years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

IMPACT OF INFLATION

         The effect of inflation and changing prices on our operations was not significant during the periods presented.

DISCLOSURE ABOUT MARKET RISK

         Our exposure to market risk is confined to our cash and cash equivalents which have maturities of less than three months. We maintain an investment portfolio which consists of U.S. government debt obligations and investment grade commercial paper that mature one to twelve months after September 30, 2001, which we believe are subject to limited credit risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we believe that changes in market rates would not have any negative impact on the realized value of our investment portfolio.

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

Risks Related to Our Industry

         o our ability to patent our discoveries is uncertain because patent laws and their interpretation are highly uncertain and subject to change

         o our patent applications may not result in enforceable patent rights

         o if other companies and institutions obtain patents claiming the functional uses of genes and gene products based upon gene sequence information and predictions of gene function, we may be unable to obtain patents for our discoveries of biological function in knockout mice

         o we may become involved in patent litigation and other disputes regarding intellectual property rights, and can give no assurance that we will prevail in any such litigation or other dispute

         o issued patents may not fully protect our discoveries, and our competitors may be able to commercialize products similar to those covered by our issued patents

         o our rights to the use of technologies licensed by third parties are not within our control

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

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On May 24, 2000, we filed a complaint against Deltagen, Inc. in U.S. District Court for the District of Delaware alleging that Deltagen was willfully infringing the claims of United States Patent No. 5,789,215, under which we hold an exclusive license from GenPharm International, Inc. This patent covers methods of engineering the animal genome, including methods for the production of knockout mice by homologous recombination, using isogenic DNA technology. In the complaint, we sought unspecified damages from Deltagen, as well as injunctive relief. Deltagen counterclaimed for a declaratory judgment that the patent was invalid and unenforceable and was not infringed by Deltagen. On November 14, 2000, Deltagen filed an amended counterclaim alleging antitrust claims against us and GenPharm, for which Deltagen sought unspecified damages.

         On October 13, 2000, we filed a second complaint against Deltagen, Inc. in U.S. District Court for the Northern District of California alleging that Deltagen was willfully infringing the claims of United States Patents Nos. 5,464,764, 5,487,992, 5,627,059, and 5,631,153, under which also we hold exclusive licenses from GenPharm International. These patents cover methods and vectors for using positive-negative selection for producing gene targeted, or "knockout," cells and animals, including the production of knockout mice by homologous recombination. In the complaint, we sought unspecified damages from Deltagen, as well as injunctive relief. Deltagen counterclaimed for a declaratory judgment that the patents were invalid and unenforceable and were not infringed by Deltagen.

       On September 19, 2001, we entered into a settlement of our patent infringement litigation against Deltagen. Under the terms of the settlement, Deltagen obtained a license under the patents covering our gene targeting technologies, Lexicon obtained access to Deltagen's DeltaBase(TM) database of mammalian genes and their in vivo functions, and all of the claims and counterclaims in our litigation against Deltagen were dismissed with prejudice. Our access to DeltaBase includes non-exclusive, perpetual licenses to the 250 drug targets currently represented in DeltaBase and the 1,000 additional drug targets that are to be added to DeltaBase over the next four years. We will have the opportunity to receive payments for Deltagen's fee-for-service generation of knockout mice, and Deltagen will have the opportunity to receive milestone and royalty payments for potential therapeutic and diagnostic products we may develop from drug targets in DeltaBase. Neither party will pay access or license fees. We believe the terms of the settlement are favorable to us, and consider the settlement to be a successful resolution of our patent infringement litigation against Deltagen.

         We are not presently a party to any material legal proceedings.

ITEM 5.           OTHER INFORMATION

         Certain of our corporate officers have adopted Rule 10b5-1 plans for the regular, monthly sale of a specified number of shares of common stock underlying stock options, subject to minimum sales prices that vary by individual. The purpose of the plans is to permit such individuals to exercise a portion of their options over time, in advance of the expiration dates of such options, which range from 2005 to 2011. The plans collectively cover the sale of up to 29,500 shares per month. The actual number of shares to be sold in any month under such plans will depend on the market price of the common stock during such month. Collectively, the maximum number of shares to be sold in any month under such plans represents less than 0.5% of the total number of shares subject to options held by such individuals as of October 31, 2001.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

     EXHIBIT NO.                  DESCRIPTION
     -----------                  -----------
      10.1         -- Employment Agreement with Alan Main, Ph.D.

      10.2         -- Employment Agreement with Hartmuth Kolb, Ph.D.

      10.3         -- Employment Agreement with David Boulton.

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                LEXICON GENETICS INCORPORATED


Date:   November 14, 2001                       By:    /s/ ARTHUR T. SANDS
                                                   ----------------------------
                                                   Arthur T. Sands, M.D., Ph.D.
                                                   President and Chief
                                                   Executive Officer


Date:   November 14, 2001                       By:    /s/ JULIA P. GREGORY
                                                   ----------------------------
                                                   Julia P. Gregory
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS


     EXHIBIT NO.                  DESCRIPTION
     -----------                  -----------
      10.1         -- Employment Agreement with Alan Main, Ph.D.

      10.2         -- Employment Agreement with Hartmuth Kolb, Ph.D.

      10.3         -- Employment Agreement with David Boulton.