Form 10-Q
period 2002-03-31
LEXICON GENETICS INC/TX
filed 2002-05-14
CIK 1062822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

                             Yes [X]       No [ ]

      As of May 13, 2002, 52,254,393 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                            PAGE

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS...............................  2

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets - March 31, 2002 (unaudited) and
            December 31, 2001 .............................................  3
         Consolidated Statements of Operations (unaudited) - Three
            Months Ended March 31, 2002 and 2001...........................  4
         Consolidated Statements of Cash Flows (unaudited) - Three Months
            Ended March 31, 2002 and 2001..................................  5
         Notes to Consolidated Financial Statements (unaudited)............  6
Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................  9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 16

PART II - OTHER INFORMATION
Item 5.  Other Information................................................. 16

Item 6.  Exhibits and Reports on Form 8-K.................................. 16

SIGNATURES................................................................. 17

      The Lexicon name and logo, LexVision(R) and OmniBank(R) are registered trademarks and Lexgen.com(TM), Internet Universal(TM) and e-Biology(TM) are trademarks of Lexicon Genetics Incorporated.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)


                                                                                           AS OF MARCH 31,     AS OF DECEMBER 31,
                                                                                                2002                 2001
                                                                                           ---------------     ------------------
                                  ASSETS                                                    (UNAUDITED)
Current assets:
    Cash and cash equivalents, including restricted cash
       of $24,642 and $6,693, respectively .............................................     $  47,542             $  23,048
    Short-term investments, including restricted investments
       of $32,520 and $36,645, respectively ............................................        91,203               133,394
    Accounts receivable, net of allowance for doubtful accounts
       of $175 and $211, respectively ..................................................         4,282                 4,544
    Prepaid expenses and other current assets ..........................................         6,062                 5,456
                                                                                             ---------             ---------
       Total current assets ............................................................       149,089               166,442
Property and equipment, net of accumulated depreciation
    of $12,667 and $10,747, respectively ...............................................        33,522                26,707
Long-term investments ..................................................................        10,076                10,398
Goodwill ...............................................................................        25,798                25,798
Intangible assets, net of amortization of $860 and $560, respectively ..................         5,140                 5,440
Other assets ...........................................................................         2,898                 5,205
                                                                                             ---------             ---------
       Total assets ....................................................................     $ 226,523             $ 239,990
                                                                                             =========             =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ...................................................................     $   4,046             $   3,168
    Accrued liabilities ................................................................         4,035                 5,016
    Current portion of deferred revenue ................................................        10,093                10,595
                                                                                             ---------             ---------
       Total current liabilities .......................................................        18,174                18,779
Deferred revenue, net of current portion ...............................................         1,250                 2,500
Other long-term liabilities ............................................................           329                   339
                                                                                             ---------             ---------
       Total liabilities ...............................................................        19,753                21,618

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding ................................................          --                    --
    Common stock, $.001 par value; 120,000 shares authorized;
       52,213 and 52,022 shares issued and outstanding .................................            52                    52
    Additional paid-in capital .........................................................       330,972               331,092
    Deferred stock compensation ........................................................       (19,362)              (22,260)
    Accumulated deficit ................................................................      (104,133)              (90,075)
    Accumulated other comprehensive loss ...............................................          (759)                 (437)
                                                                                             ---------             ---------
       Total stockholders' equity ......................................................       206,770               218,372
                                                                                             ---------             ---------
       Total liabilities and stockholders' equity ......................................     $ 226,523             $ 239,990
                                                                                             =========             =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------
                                                                         2002                     2001
                                                                       --------                 --------
Revenues:
   Subscription and license fees .................................     $  3,395                 $  1,747
   Collaborative research ........................................        4,256                    1,524
   Compound libraries ............................................            5                     --
   Other .........................................................         --                         40
                                                                       --------                 --------
     Total revenues ..............................................        7,656                    3,311
Operating expenses:
   Research and development, including stock-based
     compensation of $1,307 and $1,396, respectively .............       16,864                    9,863
   General and administrative, including stock-based
     compensation of $1,282 and $1,342, respectively .............        5,969                    4,271
                                                                       --------                 --------
       Total operating expenses ..................................       22,833                   14,134
                                                                       --------                 --------
Loss from operations .............................................      (15,177)                 (10,823)
Interest and other income ........................................        1,120                    2,896
Interest expense .................................................           (2)                     (81)
                                                                       --------                 --------
Net loss .........................................................     $(14,059)                $ (8,008)
                                                                       ========                 ========
Net loss per common share, basic and diluted .....................     $  (0.27)                $  (0.17)
Shares used in computing net loss per common share,
   basic and diluted .............................................       52,126                   48,343

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                 ------------------------------
                                                                                    2002                 2001
                                                                                 ---------            ---------
Cash flows from operating activities:
   Net loss ..................................................................   $ (14,059)           $  (8,008)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ............................................................       1,920                  954
     Amortization of intangible assets, other than goodwill ..................         300                 --
     Amortization of deferred stock compensation .............................       2,589                2,738
     Changes in operating assets and liabilities
       (Increase) decrease in accounts receivable ............................         262                 (933)
       Increase in prepaid expenses and other current assets .................        (684)              (1,908)
       (Increase) decrease in other assets ...................................       2,307                 (343)
       Decrease in accounts payable and other liabilities ....................        (113)                (647)
       Increase (decrease) in deferred revenue ...............................      (1,752)                 172
                                                                                 ---------            ---------
         Net cash used in operating activities ...............................      (9,230)              (7,975)
Cash flows from investing activities:
   Purchases of property and equipment .......................................      (8,735)              (2,496)
   Purchases of short-term investments .......................................     (14,161)             (52,842)
   Maturities of short-term investments ......................................      56,352              104,776
                                                                                 ---------            ---------
         Net cash provided by investing activities ...........................      33,456               49,438
Cash flows from financing activities:
   Proceeds from issuance of common stock ....................................         267                  182
   Repayment of debt borrowings ..............................................        --                   (237)
                                                                                 ---------            ---------
         Net cash provided by (used in) financing activities .................         267                  (55)
                                                                                 ---------            ---------
Net increase in cash and cash equivalents ....................................      24,493               41,408
Cash and cash equivalents at beginning of period .............................      23,048               37,811
                                                                                 ---------            ---------
Cash and cash equivalents at end of period ...................................   $  47,541            $  79,219
                                                                                 =========            =========
Supplemental disclosure of cash flow information:
   Cash paid for interest ....................................................   $       2            $      81

Supplemental disclosure of non-cash investing and financing activities:
   Unrealized loss on long-term investments ..................................   $    (322)           $    --
   Cancellation of equity securities issued in connection with acquisition ...   $     (78)           $    --
   Reversal of deferred stock compensation ...................................   $     309            $     561

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

      For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These statements, which Lexicon fully adopted on January 1, 2002, generally require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, any resulting goodwill will not be amortized, rather it will be subject to at least an annual impairment test. Acquired intangible assets must be separately recognized and amortized over their useful lives. The adoption of this standard had no impact on the Company, as there were no acquisitions prior to June 30, 2001.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new standard on asset impairment, which Lexicon adopted effective January 1, 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this standard had no impact on the Company.

2.    RESTRICTED CASH AND INVESTMENTS

      Lexicon is required to maintain restricted cash, cash equivalents or investments to collateralize borrowings made under the synthetic lease agreement under which it leases its office and laboratory facilities in The Woodlands, Texas (see Note 7). As of March 31, 2002 and December 31, 2001, the Company maintained restricted cash and investments of $57.2 million and $43.3 million, respectively, to collateralize borrowings of $55.0 million and $41.7 million.

3.    COMPREHENSIVE LOSS

      Comprehensive loss is comprised of net loss and unrealized gains and losses on long-term investments, which are considered available-for-sale securities. Comprehensive loss for the three month period ended March 31, 2002 included a $0.3 million unrealized loss on long-term investments.

4.    NET LOSS PER SHARE

      Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

5.    DEFERRED STOCK COMPENSATION

      Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of Lexicon's common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it was recorded, generally four years. For the three months ended March 31, 2002 and 2001, Lexicon amortized $2.6 million and $2.7 million, respectively, of deferred stock compensation. If vesting continues in accordance with the outstanding individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $7.9 million during the last nine months of 2002, $10.5 million during 2003 and $1.0 million during 2004. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to individuals other than employees or directors.

6.    COELACANTH ACQUISITION

      On July 12, 2001, Lexicon completed the acquisition of Coelacanth Corporation (Coelacanth) in a merger, under an Agreement and Plan of Merger entered into on June 13, 2001. Coelacanth uses proprietary chemistry technologies to create compound libraries for drug discovery screening and innovative compound sets that shorten lead discovery and lead optimization time for drug development. Coelacanth forms the core of Lexicon Pharmaceuticals, the division of the Company responsible for small molecule compound discovery. The results of Lexicon Pharmaceuticals are included in the Company's results of operations subsequent to the acquisition.

7.    COMMITMENTS AND CONTINGENCIES

      In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased the Company's existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility. Including the purchase price for the Company's existing facilities, the synthetic lease, as amended, provides for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a LIBOR rate of 2.0% at March 31, 2002 the Company's total lease payments would be approximately $1.3 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or the Company may purchase the properties for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the properties, it may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If the Company elects to arrange for the sale of the properties or surrender the properties to the lessor, it has guaranteed approximately 86% of the total original cost as the residual fair value of the properties. The Company is required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement. In addition, Lexicon has agreed to maintain cash and investments of at least $35.0 million in excess of the Company's restricted cash and investments. If the Company's cash and investments fall below that level, the Company may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because the Company's cost to purchase the properties would not materially exceed the amount of restricted cash and investments it is required to maintain under the synthetic lease, the Company believes that any requirement that it do so would not have a material adverse effect on its financial condition.

      On February 13, 2002, the FASB announced that it intends to propose for adoption before the end of 2002 that companies be required to consolidate special purpose entities, such as the lessor under Lexicon's synthetic lease, on their balance sheets if those entities have outside equity investment representing less than 10 percent of their capitalization. Under present rules, companies need not consolidate such special purpose entities on their balance sheets if an independent third party holds equity representing at least three percent of the entity's capitalization. While the lessor under the Company's synthetic lease qualifies for off-balance sheet treatment under current rules, the Company would be required to consolidate the lessor on the Company's balance sheet if the FASB's intended proposal is adopted. If such consolidation were required, the Company's balance sheet would reflect as assets additional property and equipment approximating the $55.0 million funded under the synthetic lease for property and improvements and the same amount as a liability. In addition, the Company would be required to depreciate such property and improvements over their useful lives. Lexicon believes that the consolidation of the lessor, if required, would not have a material adverse effect on its financial condition or results of operations.

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

      Since our inception, we have incurred significant losses and, as of March 31, 2002, we had an accumulated deficit of $104.1 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the development and analysis of knockout mice and our other functional genomics research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities, as well as expenses related to our patent infringement litigation against Deltagen, Inc., which was settled in September 2001. In connection with the expansion of our drug discovery programs and our functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

Stock-Based Compensation

      Deferred stock-based compensation and related amortization represents the difference between the exercise price of stock options granted and the fair value of our common stock at the applicable date of grant. Stock-based compensation is amortized as research and development expense or general and administrative expense, as appropriate, over the vesting period of the individual stock options for which it was recorded, generally four years. If employees and consultants continue to vest in accordance with their individual stock options, we expect to record amortization expense for deferred stock-based compensation as follows: $7.9 million during the last nine months of 2002, $10.5 million during 2003 and

$1.0 million during 2004. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock-based compensation has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to individuals other than employees or directors.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." These statements, which we fully adopted on January 1, 2002, generally require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. Additionally, any resulting goodwill will not be amortized, but rather will be subject to at least an annual impairment test. Acquired intangible assets will be separately recognized and amortized over their useful lives. The adoption of this standard had no impact on the Company, as there were no acquisitions prior to June 30, 2001.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new standard on asset impairment, which we adopted effective January 1, 2002, supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this standard had no impact on the Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

      Revenues. Total revenues increased 131% to $7.7 million in the three months ended March 31, 2002 from $3.3 million in the corresponding period in 2001. Of the $4.4 million increase, $1.6 million was derived from increased database subscription and technology license fees and $2.7 million was derived from increased revenues from functional genomics collaborations for the development and analysis of knockout mice and from our drug discovery alliance with Incyte Genomics, Inc.

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

      Research and Development Expenses. Research and development expenses, including stock-based compensation expense, increased 71% to $16.9 million in the three months ended March 31, 2002 from $9.9 million in the corresponding period in 2001. Research and development expenses for the three months ended March 31, 2002 and 2001 included $1.3 million and $1.4 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $7.1 million in research and development expenses exclusive of stock-based compensation was primarily attributable to increased personnel costs to support the expansion of our drug discovery and LexVision programs and our development and analysis of knockout mice and other functional genomics research efforts, as well as increased costs resulting from our acquisition of Coelacanth.

      General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, increased 40% to $6.0 million in the three months ended March 31, 2002 from $4.3 million in the corresponding period in 2001. General and administrative expenses for both three-month periods included $1.3 million of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering. The increase of $1.8 million in general and administrative expenses exclusive of stock-based compensation was due primarily to additional personnel costs for administration and support services, as well as increased costs resulting from our acquisition of Coelacanth.

      Interest and Other Income and Interest Expense. Interest and other income decreased to $1.1 million in the three months ended March 31, 2002 from $2.9 million in the corresponding period in 2001. The decrease resulted from lower interest rates and decreased average cash and investment balances during the 2002 period. Interest expense was $2,000 and $81,000 in the three months ended March 31, 2002 and 2001, respectively.

      Net Loss and Net Loss Per Common Share. Net loss increased to $14.1 million in the three months ended March 31, 2002 from $8.0 million in the corresponding period in 2001. Net loss per common share increased to $0.27 in the three months ended March 31, 2002 from $0.17 in the corresponding period of 2001. A portion of the net loss for the three months ended March 31, 2002 and 2001 was attributable to stock-based compensation expense. Excluding stock-based compensation expense, we would have had a net loss of $11.5 million and net loss per common share of $0.22 in the three months ended March 31, 2002, as compared to a net loss of $5.3 million and net loss per common share of $0.11 in the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription, collaboration and license agreements, equipment financing arrangements and leasing arrangements. From our inception through March 31, 2002, we had received net proceeds of $242.4 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through March 31, 2002, we received $68.0 million in cash payments from database subscription and technology license fees, drug discovery alliances, functional genomics collaborations, sales of compound libraries and reagents and government grants, of which $60.9 million had been recognized as revenues through March 31, 2002.

      As of March 31, 2002, we had $138.7 million in cash, cash equivalents and short-term investments, as compared to $156.4 million as of December 31, 2001. We also had $10.1 million of long-term investments at March 31, 2002, as compared to $10.4 million at December 31, 2001. We used cash of $9.2 million in operations in the three months ended March 31, 2002. This consisted of the net loss for the period of $14.1 million offset by non-cash charges of $2.6 million related to stock-based compensation expense, $1.9 million related to depreciation expense and $0.3 million related to amortization of intangible assets other than goodwill, and further offset by a net increase in working capital accounts and other liabilities of $20,000. Investing activities provided cash of $33.5 million in the three months ended March 31, 2002, principally as a result of net maturities of short-term investments, offset in part by purchases of property and equipment. We received cash of $0.3 million in financing activities in the three months ended March 31, 2002, principally as a result of stock option exercises.

      In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility for the distribution of utilities and related services among our facilities. Including the purchase price for our existing facilities, the synthetic lease, as amended, provides for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a LIBOR rate of 2.0% at March 31, 2002, our total lease payments would be approximately $1.3 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price including the outstanding lease balance. If we elect not to renew the lease or purchase the properties, we may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If we elect to arrange for the sale of the properties or surrender the properties to the lessor, we have guaranteed approximately 86% of the total original cost as the residual fair value of the properties. We are required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement. In addition, we have agreed to maintain cash and investments of at least $35.0 million in excess of our restricted cash and investments. If our cash and investments fall below that level, we may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because our cost to purchase the properties would not materially exceed the amount of restricted cash and investments we are required to maintain under the synthetic lease, we believe that any requirement that we do so would not have a material adverse effect on our financial condition. As of March 31, 2002 and December 31, 2001, we maintained restricted cash and investments of $57.2 million and $43.3 million, respectively, to collateralize borrowings of $55.0 million and $41.7 million.

      On February 13, 2002, the Financial Accounting Standards Board, or FASB, announced that it intends to propose for adoption before the end of 2002 that companies be required to consolidate special purpose entities, such as the lessor under our synthetic lease, on their balance sheets if those entities have outside equity investment representing less than 10 percent of their capitalization. Under present rules, companies need not consolidate such special purpose entities on their balance sheets if an independent third party holds at-risk equity representing at least three percent of the entity's capitalization and certain other criteria are satisfied. While the lessor under our synthetic lease qualifies for off-balance sheet treatment under current rules, we would be required to consolidate the lessor on our balance sheet if the FASB's intended proposal is adopted. If such consolidation were required, our balance sheet would reflect as assets additional property and equipment approximating the $55.0 million funded under the synthetic lease for property and improvements and the same amount as a liability. In addition, we would be required to depreciate such property and improvements over their useful lives. We believe that the consolidation of the lessor, if required, would not have a material adverse effect on our financial condition or results of operations. We will continue to monitor the FASB's proposals and evaluate their impact on our synthetic lease.

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

DISCLOSURE ABOUT MARKET RISK

      We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less. We maintain a short-term investment portfolio which consists of U.S. government agency debt obligations and investment grade commercial paper that mature three to twelve months from the time of purchase, which we believe are subject to limited market and credit risk. Additionally, we hold long-term investments consisting of U.S. government agency debt obligations with a maturity of greater than twelve months from the time of purchase. These investments are also subject to market risk and credit risk. A hypothetical one percent increase in market rates would result in a decrease of approximately $0.9 million in the fair value of our long-term investments as of March 31, 2002. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

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

   o we will need additional capital in the future and, if it is not available, we will have to curtail or cease operations

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

   o  we may be unable to protect our trade secrets

   o we may become subject to regulation under the Animal Welfare Act, which could subject us to additional costs and permit requirements

   o we and our collaborators are subject to extensive and uncertain government regulatory requirements, which could increase our operating costs or adversely affect our ability to obtain government approval of products based on genes that we identify in a timely manner or at all

   o the uncertainty of pharmaceutical pricing and reimbursement may decrease the commercial potential of our products and affect our ability to raise capital

   o security risks in electronic commerce or unfavorable internet regulation may deter future use of our products and services

   o we use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly

   o  we may be sued for product liability

   o public perception of ethical and social issues may limit or discourage the use of our technologies, which could reduce our revenues

      For additional discussion of the risks and uncertainties that affect our business, see "Item 1. Business - Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Disclosure about Market Risk" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

      As previously disclosed, certain of our corporate officers adopted Rule 10b5-1 plans for the regular, monthly sale of a specified number of shares of common stock underlying stock options, subject to minimum sales prices that vary by individual. These plans were originally adopted effective November 8, 2001. Credit Suisse First Boston Corporation administers each plan.

      On March 28, 2002, the corporate officers who had adopted such plans amended the terms of the plans to provide for quarterly rather than monthly sales and to increase their minimum sales prices, which continue to vary by individual. The purpose of the plans is to permit such individuals to exercise a portion of their options over time, in advance of the expiration dates of such options, which range from 2005 to 2011.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

      (b)   Reports on Form 8-K:

      On March 29, 2002, we filed a Current Report on Form 8-K dated March 26, 2002 relating to our Board of Directors and Audit Committee's dismissal of Arthur Andersen LLP as our independent public accountants and engagement of Ernst & Young LLP to serve as our independent public accountants for the year ending December 31, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LEXICON GENETICS INCORPORATED


Date:   May 14, 2002                  By:   /s/ ARTHUR T. SANDS
                                         ---------------------------------------
                                            Arthur T. Sands, M.D., Ph.D.
                                            President and Chief Executive
Officer


Date:   May 14, 2002                  By:   /s/ JULIA P. GREGORY
                                         ---------------------------------------
                                            Julia P. Gregory
                                            Executive Vice President and
                                            Chief Financial Officer