Form 10-Q
period 2002-06-30
LEXICON GENETICS INC/TX
filed 2002-08-14
CIK 1062822

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

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                  Yes [X]  No [ ]


       As of August 12, 2002, 52,311,615 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                             PAGE
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS...............................................    2

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001.....    3
         Consolidated Statements of Operations (unaudited) - Three and Six Months Ended
              June 30, 2002 and 2001.......................................................    4
         Consolidated Statements of Cash Flows (unaudited) - Six Months Ended
              June 30, 2002 and 2001.......................................................    5
         Notes to Consolidated Financial Statements (unaudited)............................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................   17

PART II - OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders...............................   17

Item 6.  Exhibits and Reports on Form 8-K..................................................   17

SIGNATURES.................................................................................   18

         The Lexicon name and logo, LexVision(R) and OmniBank(R) are registered trademarks and Genome5000(TM) and e-Biology(TM) are trademarks of Lexicon Genetics Incorporated.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                               AS OF JUNE 30,   AS OF DECEMBER 31,
                                                                                   2002                2001
                                                                               --------------    --------------
                                                                                (UNAUDITED)
                                   ASSETS
Current assets:
    Cash and cash equivalents, including restricted cash of
       $34,039 and $6,693, respectively ....................................   $       56,336    $       23,048
    Short-term investments, including restricted investments of
       $23,124 and $36,645, respectively ...................................           73,082           133,394
    Accounts receivable, net of allowance for doubtful accounts
       of $175 and $211, respectively ......................................            4,043             4,544
    Prepaid expenses and other current assets ..............................            6,087             5,456
                                                                               --------------    --------------
       Total current assets ................................................          139,548           166,442
Property and equipment, net of accumulated depreciation
    of $14,913 and $10,747, respectively ...................................           35,571            26,707
Long-term investments ......................................................            5,693            10,398
Goodwill ...................................................................           25,798            25,798
Intangible assets, net of amortization of $1,160 and $560, respectively ....            4,840             5,440
Other assets ...............................................................            2,385             5,205
                                                                               --------------    --------------
       Total assets ........................................................   $      213,835    $      239,990
                                                                               ==============    ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .......................................................   $        4,406    $        3,168
    Accrued liabilities ....................................................            4,565             5,016
    Current portion of deferred revenue ....................................            9,417            10,595
                                                                               --------------    --------------
       Total current liabilities ...........................................           18,388            18,779
Deferred revenue, net of current portion ...................................               --             2,500
Other long-term liabilities ................................................              320               339
                                                                               --------------    --------------
       Total liabilities ...................................................           18,708            21,618

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding ....................................               --                --
    Common stock, $.001 par value; 120,000 shares authorized;
       52,293 and 52,022 shares issued and outstanding .....................               52                52
    Additional paid-in capital .............................................          330,797           331,092
    Deferred stock compensation ............................................          (16,506)          (22,260)
    Accumulated deficit ....................................................         (119,074)          (90,075)
    Accumulated other comprehensive loss ...................................             (142)             (437)
                                                                               --------------    --------------
       Total stockholders' equity ..........................................          195,127           218,372
                                                                               --------------    --------------
       Total liabilities and stockholders' equity ..........................   $      213,835    $      239,990
                                                                               ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                          --------------------------    --------------------------
                                                             2002           2001           2002           2001
                                                          -----------    -----------    -----------    -----------
Revenues:
   Subscription and license fees ......................   $     4,975    $     1,283    $     8,370    $     3,030
   Collaborative research .............................         4,267          2,199          8,523          3,723
   Compound libraries and other .......................           169             20            174             60
                                                          -----------    -----------    -----------    -----------
     Total revenues ...................................         9,411          3,502         17,067          6,813
Operating expenses:
   Research and development, including stock-based
     compensation of $1,267, $1,413, $2,574
     and $2,810, respectively .........................        19,032         10,692         35,896         20,555
   General and administrative, including stock-based
     compensation of $1,276, $1,311, $2,558
     and $2,652, respectively .........................         6,019          5,046         11,988          9,317
                                                          -----------    -----------    -----------    -----------
       Total operating expenses .......................        25,051         15,738         47,884         29,872
                                                          -----------    -----------    -----------    -----------
Loss from operations ..................................       (15,640)       (12,236)       (30,817)       (23,059)
Interest and other income .............................           702          2,426          1,822          5,322
Interest expense ......................................            (2)          (129)            (4)          (210)
                                                          -----------    -----------    -----------    -----------
Net loss ..............................................   $   (14,940)   $    (9,939)   $   (28,999)   $   (17,947)
                                                          ===========    ===========    ===========    ===========
Net loss per common share, basic and diluted ..........   $     (0.29)   $     (0.20)   $     (0.56)   $     (0.37)
Shares used in computing net loss per common share,
   basic and diluted ..................................        52,250         48,865         52,188         48,672


        The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                                   2002           2001
                                                                                -----------    -----------
Cash flows from operating activities:
   Net loss .................................................................   $   (28,999)   $   (17,947)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ...........................................................         4,166          2,016
     Amortization of intangible assets, other than goodwill .................           600             --
     Amortization of deferred stock compensation ............................         5,132          5,462
     Loss on sale of long-term investments ..................................           197             --
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ...........................           501        (13,223)
       Increase in prepaid expenses and other current assets ................          (710)        (3,133)
       (Increase) decrease in other assets ..................................         2,820         (1,441)
       Increase in accounts payable and other liabilities ...................           768          2,886
       Increase (decrease) in deferred revenue ..............................        (3,678)        12,371
                                                                                -----------    -----------
         Net cash used in operating activities ..............................       (19,203)       (13,009)
Cash flows from investing activities:
   Purchases of property and equipment ......................................       (13,030)        (4,395)
   Purchases of short-term investments ......................................       (39,236)      (210,245)
   Maturities of short-term investments .....................................        99,548        234,889
   Sale of long-term investments ............................................         4,803             --
                                                                                -----------    -----------
         Net cash provided by investing activities ..........................        52,085         20,249
Cash flows from financing activities:
   Proceeds from issuance of common stock ...................................           406            406
   Repayment of debt borrowings .............................................            --         (1,872)
                                                                                -----------    -----------
         Net cash provided by (used in) financing activities ................           406         (1,466)
                                                                                -----------    -----------
Net increase in cash and cash equivalents ...................................        33,288          5,774
Cash and cash equivalents at beginning of period ............................        23,048         37,811
                                                                                -----------    -----------
Cash and cash equivalents at end of period ..................................   $    56,336    $    43,585
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest ...................................................   $         4    $       198

Supplemental disclosure of non-cash investing and financing activities:
   Unrealized gain on long-term investments .................................   $       295    $        --
   Cancellation of equity securities issued in connection with acquisition ..   $       (79)   $        --
   Reversal of deferred stock compensation in connection with
     stock options ..........................................................   $       721    $       321
   Deferred stock compensation in connection with issuance of
     restricted stock .......................................................   $       (99)   $        --

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2.       RESTRICTED CASH AND INVESTMENTS

         Lexicon is required to maintain restricted cash, cash equivalents or investments to collateralize borrowings made under the synthetic lease agreement under which it leases its office and laboratory facilities in The Woodlands, Texas (see Notes 7 and 8). As of June 30, 2002 and December 31, 2001, the Company maintained restricted cash and investments of $57.2 million and $43.3 million, respectively, to collateralize borrowings of $55.0 million and $41.7 million.

3.       COMPREHENSIVE LOSS

         Comprehensive loss is comprised of net loss and unrealized gains and losses on long-term investments, which are considered available-for-sale securities. Comprehensive loss for the three-month and six-month periods ended June 30, 2002 was $14.3 million and $28.7 million, respectively, reflecting a $0.6 million and $0.3 million unrealized gain on long-term investments, respectively. Net loss for the three-month and six-month periods ended June 30, 2002 included a $0.2 million realized loss on the sale of long-term investments.

4.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

5.       DEFERRED STOCK COMPENSATION

         Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of Lexicon's common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it was recorded, generally four years. For the six months ended June 30, 2002 and 2001, Lexicon amortized $5.1 million and $5.5 million, respectively, of deferred stock compensation. If vesting continues in accordance with the outstanding individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $5.2 million during the last six months of 2002, $10.4 million during 2003 and $0.9 million during 2004. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to individuals other than employees or directors.

6.       COELACANTH ACQUISITION

         On July 12, 2001, Lexicon completed the acquisition of Coelacanth Corporation (Coelacanth) in a merger, under an Agreement and Plan of Merger entered into on June 13, 2001. Coelacanth, now Lexicon Pharmaceuticals (New Jersey), Inc., forms the core of Lexicon Pharmaceuticals, the division of the Company responsible for small molecule compound discovery. The results of Lexicon Pharmaceuticals (New Jersey), Inc. are included in the Company's results of operations subsequent to the acquisition.

7.       COMMITMENTS AND CONTINGENCIES

         In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased the Company's existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility. Including the purchase price for the Company's existing facilities, the synthetic lease, as amended, provided for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a LIBOR rate of 1.86% at June 30, 2002 the Company's total lease payments would be approximately $1.2 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or the Company may purchase the properties for a price including the outstanding lease balance. If the Company elects not to renew the lease or purchase the properties, it may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If the Company elects to arrange for the sale of the properties or surrender the properties to the lessor, it has guaranteed approximately 86% of the total original cost as the residual fair value of the properties. The Company is required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement. In addition, Lexicon has agreed to maintain cash and investments of at least $35.0 million in excess of the Company's restricted cash and investments. If the Company's cash and investments fall below that level, the Company may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because the Company's cost to purchase the properties would not materially exceed the amount of restricted cash and investments it is required to maintain under the synthetic lease, the Company believes that any requirement that it do so would not have a material adverse effect on its financial condition.

         On February 13, 2002, the FASB announced that it intended to propose for adoption before the end of 2002 that companies be required to consolidate special purpose entities, such as the lessor under Lexicon's synthetic lease, on their balance sheets under certain circumstances. In a proposed interpretation dated June 28, 2002, the FASB outlined new rules that would require such consolidation by a lessee that provides a residual value guarantee or similar arrangement to the lessor/special purpose entity. While the lessor under the Company's synthetic lease qualifies for off-balance sheet treatment under current rules, the Company will be required to consolidate the lessor on the Company's balance sheet if the FASB's proposed interpretation as currently drafted is adopted. If such consolidation is required, the Company's balance sheet will reflect as assets additional property and equipment approximating the $55.0 million funded under the synthetic lease for property and improvements and the same amount as a liability. In addition, the Company will be required to depreciate such property and improvements over their useful lives. The proposed guidance would require companies with calendar-fiscal years that have existing special purpose entities, such as Lexicon, to apply the new standards on April 1, 2003. Lexicon believes that the consolidation of the lessor, if required, will not have a material adverse effect on its financial condition or results of operations.

         On May 23, 2002, Lexicon Pharmaceuticals (New Jersey), Inc. signed a ten-year lease for a 76,000 square-foot facility in Princeton, New Jersey. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $1.7 million in years two and three, $1.8 million in years four to six, $2.0 million in years seven to nine and $2.1 million in year ten. The lease also provides Lexicon Pharmaceuticals with the option in the second year of the lease to borrow $2.0 million in tenant improvement funds from the landlord, at which time rental payments due under the lease will increase as the tenant improvement allowance is amortized over a ten-year period. Lexicon is the guarantor of the obligations of Lexicon Pharmaceuticals (New Jersey), Inc. under the lease.

8.       SUBSEQUENT EVENTS.

         On August 7, 2002, the Company amended its synthetic lease agreement to reduce the amount of cash and investments it has agreed to maintain in excess of its restricted cash and investments from $35.0 million to $30.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a biopharmaceutical company focused on the discovery of breakthrough treatments for human disease. We are using gene knockout technology to systematically discover the physiological functions of genes in living mammals, or in vivo. We generate our gene function discoveries using knockout mice - mice whose DNA has been altered to disrupt, or "knock out," the function of the altered gene. Our patented gene trapping and gene targeting technologies enable us to rapidly generate these knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem (ES) cells, which can be cloned and used to generate mice with the altered gene. We employ an integrated platform of advanced medical technologies to systematically discover and validate which genes, when knocked out, result in a favorable medical profile with pharmaceutical utility. We then pursue those genes and the proteins they encode as potential targets for therapeutic intervention in our drug discovery programs.

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

         Since our inception, we have incurred significant losses and, as of June 30, 2002, we had an accumulated deficit of $119.1 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the development and analysis of knockout mice and our other functional genomics research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities, as well as expenses related to our patent infringement litigation against Deltagen, Inc., which was settled in September 2001. In connection with the expansion of our drug discovery programs and our functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

         Fees for access to our databases and other functional genomics resources are recognized ratably over the subscription or access period. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Collaborative research payments are generally non-refundable, regardless of the success of the research effort, and are recognized as revenue as we perform our obligations related to such research. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Non-refundable technology license fees are recognized as revenue upon the grant of the license to third parties, when performance is complete and there is no continuing involvement. A change in our revenue recognition policy or changes in the terms of contracts under which we recognize revenues could have an impact on the amount and timing of our recognition of revenues.

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

Stock-Based Compensation

         Deferred stock-based compensation and related amortization represents the difference between the exercise price of stock options granted and the fair value of our common stock at the applicable date of grant. Stock-based compensation is amortized as research and development expense or general and administrative expense, as appropriate, over the vesting period of the individual stock options for which it was recorded, generally four years. If employees and consultants continue to vest in accordance with their individual stock options, we expect to record amortization expense for deferred stock-based compensation as follows: $5.2 million during the last six months of 2002, $10.4 million during 2003 and

$0.9 million during 2004. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested stock options for which deferred stock-based compensation has been recorded are subsequently canceled or forfeited or may increase if additional stock options are granted to individuals other than employees or directors.

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

RESULTS OF OPERATIONS

Three  Months Ended June 30, 2002 and 2001

         Revenues. Total revenues increased 169% to $9.4 million in the three months ended June 30, 2002 from $3.5 million in the corresponding period in 2001. Of the $5.9 million increase, $3.7 million was derived from increased database subscription and technology license fees and $2.1 million was derived from increased revenues from functional genomics collaborations for the development and analysis of knockout mice and from our drug discovery alliance with Incyte Genomics, Inc.

         Research and Development Expenses. Research and development expenses, including stock-based compensation expense, increased 78% to $19.0 million in the three months ended June 30, 2002 from $10.7 million in the corresponding period in 2001. The increase of $8.3 million was primarily attributable to increased personnel costs to support the expansion of our drug discovery programs, the development and analysis of knockout mice and our other functional genomics research efforts. Research and development expenses for the three months ended June 30, 2002 and 2001 included $1.3 million and $1.4 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

         General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, increased 19% to $6.0 million in the three months ended June 30, 2002 from $5.0 million in the corresponding period in 2001. The increase of $1.0 million was due primarily to additional personnel costs, offset by a reduction in legal costs as a result of the September 2001 settlement of our patent infringement litigation against Deltagen, Inc. General and administrative expenses for both three-month periods included $1.3 million of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

         Interest and Other Income and Interest Expense. Interest and other income decreased to $0.7 million in the three months ended June 30, 2002 from $2.4 million in the corresponding period in 2001. The decrease resulted from lower average cash and investment balances, lower average interest rates and a loss of $197,000 realized on the sale of long-term investments during the 2002 period. Interest expense was $2,000 and $129,000 in the three months ended June 30, 2002 and 2001, respectively.

         Net Loss and Net Loss Per Common Share. Net loss increased to $14.9 million in the three months ended June 30, 2002 from $9.9 million in the corresponding period in 2001. Net loss per common share increased to $0.29 in the three months ended June 30, 2002 from $0.20 in the corresponding period of 2001. A portion of the net loss for the three months ended June 30, 2002 and 2001 was attributable to stock-based compensation expense. Excluding stock-based compensation expense, we would have had a net loss of $12.4 million and net loss per common share of $0.24 in the three months ended June 30, 2002, as compared to a net loss of $7.2 million and net loss per common share of $0.15 in the corresponding period in 2001.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Six  Months Ended June 30, 2002 and 2001

         Revenues. Total revenues increased 151% to $17.1 million in the six months ended June 30, 2002 from $6.8 million in the corresponding period in 2001. Of the $10.3 million increase, $5.3 million was derived from increased database subscription and technology license fees and $4.8 million was derived from increased revenues from functional genomics collaborations for the development and analysis of knockout mice and from our drug discovery alliance with Incyte Genomics, Inc.

         Research and Development Expenses. Research and development expenses, including stock-based compensation expense, increased 75% to $35.9 million in the six months ended June 30, 2002 from $20.6 million in the corresponding period in 2001. The increase of $15.3 million was primarily attributable to increased personnel costs to support the expansion of our drug discovery programs, the development and analysis of knockout mice and our other functional genomics research efforts. Research and development expenses for the six months ended June 30, 2002 and 2001 included $2.6 million and $2.8 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

         General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, increased 29% to $12.0 million in the six months ended June 30, 2002 from $9.3 million in the corresponding period in 2001. The increase of $2.7 million was due primarily to additional personnel costs, offset by a reduction in legal costs as a result of the September 2001 settlement of our patent infringement litigation against Deltagen, Inc. General and administrative expenses for the six months ended June 30, 2002 and 2001 included $2.6 and $2.7 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

         Interest and Other Income and Interest Expense. Interest and other income decreased to $1.8 million in the six months ended June 30, 2002 from $5.3 million in the corresponding period in 2001. The decrease resulted from lower average cash and investment balances, lower average interest rates and a loss of $197,000 realized on the sale of long-term investments during the 2002 period. Interest expense was $4,000 and $210,000 in the six months ended June 30, 2002 and 2001, respectively.

         Net Loss and Net Loss Per Common Share. Net loss increased to $29.0 million in the six months ended June 30, 2002 from $17.9 million in the corresponding period in 2001. Net loss per common share increased to $0.56 in the six months ended June 30, 2002 from $0.37 in the corresponding period of 2001. A portion of the net loss for the six months ended June 30, 2002 and 2001 was attributable to stock-based compensation expense. Excluding stock-based compensation expense, we would have had a net loss of $23.9 million and net loss per common share of $0.46 in the six months ended June 30, 2002, as compared to a net loss of $12.5 million and net loss per common share of $0.26 in the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription, collaboration and license agreements, equipment financing arrangements and leasing arrangements. From our inception through June 30, 2002, we had received net proceeds of $242.5 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through June 30, 2002, we received $75.7 million in cash payments from database subscription and technology license fees, drug discovery alliances, functional genomics collaborations, sales of compound libraries and reagents, and government grants, of which $70.4 million had been recognized as revenues through June 30, 2002.

         As of June 30, 2002, we had $129.4 million in cash, cash equivalents and short-term investments (including restricted cash and investments), as compared to $156.4 million as of December 31, 2001. We also had $5.7 million of long-term investments at June 30, 2002, as compared to $10.4 million at December 31, 2001. We used cash of $19.2 million in operations in the six months ended June 30, 2002. This consisted primarily of the net loss for the period of $29.0 million offset by non-cash charges of $5.1 million related to stock-based compensation expense, $4.2 million related to depreciation expense and $0.6 million related to amortization of intangible assets other than goodwill. Investing activities provided cash of $52.1 million in the six months ended June 30, 2002, principally as a result of net maturities of short-term investments and the sale of long-term investments, offset in part by purchases of property and equipment. We received cash of $0.4 million in financing activities in the six months ended June 30, 2002, principally as a result of stock option exercises.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility for the distribution of utilities and related services among our facilities. Including the purchase price for our existing facilities, the synthetic lease, as amended, provided for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a LIBOR rate of 1.86% at June 30, 2002, our total lease payments would be approximately $1.2 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price including the outstanding lease balance. If we elect not to renew the lease or purchase the properties, we may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If we elect to arrange for the sale of the properties or surrender the properties to the lessor, we have guaranteed approximately 86% of the total original cost as the residual fair value of the properties. We are required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement. In addition, we have agreed to maintain cash and investments of at least $30.0 million in excess of our restricted cash and investments. If our cash and investments fall below that level, we may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because our cost to purchase the properties would not materially exceed the amount of restricted cash and investments we are required to maintain under the synthetic lease, we believe that any requirement that we do so would not have a material adverse effect on our financial condition. As of June 30, 2002 and December 31, 2001, we maintained restricted cash and investments of $57.2 million and $43.3 million, respectively, to collateralize borrowings of $55.0 million and $41.7 million.

         On February 13, 2002, the FASB announced that it intended to propose for adoption before the end of 2002 that companies be required to consolidate special purpose entities, such as the lessor under our synthetic lease, on their balance sheets under certain circumstances. In a proposed interpretation dated June 28, 2002, the FASB outlined new rules that would require such consolidation by a lessee that provides a residual value guarantee or similar arrangement to the lessor/special purpose entity. While the lessor under our synthetic lease qualifies for off-balance sheet treatment under current rules, we will be required to consolidate the lessor on our balance sheet if the FASB's proposed interpretation as currently drafted is adopted. If such consolidation is required, our balance sheet will reflect as assets additional property and equipment approximating the $55.0 million funded under the synthetic lease for property and improvements and the same amount as a liability. In addition, we will be required to depreciate such property and improvements over their useful lives. The proposed guidance would require companies with calendar-fiscal years that have existing special purpose entities, such as ours, to apply the new standards on April 1, 2003. We believe that the consolidation of the lessor, if required, will not have a material adverse effect on our financial condition or results of operations. We will continue to monitor the FASB's proposals and evaluate their impact on our synthetic lease.

         On May 23, 2002, Lexicon Pharmaceuticals (New Jersey), Inc. signed a ten-year lease for a 76,000 square-foot facility in Princeton, New Jersey. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $1.7 million in years two and three, $1.8 million in years four to six, $2.0 million in years seven to nine and $2.1 million in year ten. The lease also provides Lexicon Pharmaceuticals with the option in the second year of the lease to borrow $2.0 million in tenant improvement funds from the landlord, at which time rental payments due under the lease will increase as the tenant improvement allowance is amortized over a ten-year period. Lexicon is the guarantor of the obligations of Lexicon Pharmaceuticals (New Jersey), Inc. under the lease.

         Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain database subscription, alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and revenues we expect to derive from subscriptions to our databases, functional genomics collaborations, technology licenses and drug discovery alliances will be sufficient to fund our operations at least through the end of 2003. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

DISCLOSURE ABOUT MARKET RISK

         We are exposed to limited market and credit risk on our cash equivalents, which have maturities of three months or less. We maintain a short-term investment portfolio which consists of U.S. government agency debt obligations and investment grade commercial paper that mature three to twelve months from the time of purchase, which we believe are subject to limited market and credit risk. Additionally, we hold long-term investments consisting of U.S. government agency debt obligations with a maturity of greater than twelve months from the time of purchase. These investments are also subject to market and credit risk. A hypothetical one percent increase in market rates would result in a decrease of approximately $0.5 million in the fair value of our long-term investments as of June 30, 2002. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

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

o we will need additional capital in the future and, if it is not available, we will have to curtail or cease operations

o we face substantial competition in the discovery of the functions of genes and in our drug discovery and product development efforts

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

PART II - OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held on May 8, 2002 to consider and vote upon the following proposals:

         (1) The following individuals were nominated and elected as Class II directors, with the following numbers of shares voted for and withheld for such directors:

NAME OF DIRECTOR                              FOR              WITHHELD
----------------                              ---              --------
Sam L. Barker, Ph.D.                       46,219,334           94,242
Gordon A. Cain                             46,091,644          221,932
Patricia M. Cloherty                       46,220,561           93,015

         (2) The following additional matter was considered and approved, with the following numbers of shares voted for, voted against and abstaining with respect to such matter:

MATTER                                                    FOR           AGAINST         ABSTAIN
------                                                    ---           -------         -------
Appointment of Ernst & Young LLP as our
independent public accountants for the
fiscal year ending December 31, 2002                  45,872,996        430,655          9,925

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

     EXHIBIT NO.                              DESCRIPTION
      10.1        --   Lease Agreement,  dated May 23, 2002, between Lexicon  Pharmaceuticals
                       (New Jersey),  Inc. and Townsend Property Trust Limited Partnership.

      99.1        --   Certification of CEO and CFO Pursuant to Section 906 of the Public
                       Company  Accounting  Reform and Investor Protection Act of 2002


         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LEXICON GENETICS INCORPORATED


Date:   August 14, 2002           By:      /s/ ARTHUR T. SANDS
                                     -------------------------------------------
                                           Arthur T. Sands, M.D., Ph.D.
                                           President and Chief Executive Officer


Date:   August 14, 2002           By:      /s/ JULIA P. GREGORY
                                     -------------------------------------------
                                           Julia P. Gregory
                                           Executive Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS


     EXHIBIT NO.                          DESCRIPTION
     -----------                          -----------
      10.1        --   Lease Agreement,  dated May 23, 2002, between Lexicon  Pharmaceuticals (New Jersey),  Inc. and
                       Townsend Property Trust Limited Partnership.

      99.1        --   Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002