Form 10-Q
period 2002-09-30
LEXICON GENETICS INC/TX
filed 2002-11-06
CIK 1062822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                      Yes   X          No
                         ---------     -----------


       As of November 4, 2002, 52,353,180 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS.................................................................    2

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001..................    3
         Consolidated Statements of Operations (unaudited) - Three and Nine Months Ended
              September 30, 2002 and 2001....................................................................    4
         Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended
              September 30, 2002 and 2001....................................................................    5
         Notes to Consolidated Financial Statements (unaudited)..............................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   17

Item 4.  Controls and Procedures.............................................................................   17
PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K....................................................................   17

SIGNATURES...................................................................................................   18

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                               AS OF SEPTEMBER 30,     AS OF DECEMBER 31,
                                                                                     2002                   2001
                                                                              --------------------    -------------------
                                                                                   (UNAUDITED)
                                   ASSETS
                                   ------
Current assets:
    Cash and cash equivalents, including restricted cash of
       $44,751 and $6,693, respectively..................................     $         79,724        $          23,048
    Short-term investments, including restricted investments of
       $12,410 and $36,645, respectively ................................               34,158                  133,394
    Accounts receivable, net of allowance for doubtful accounts
       of $109 and $211, respectively....................................                4,993                    4,544
    Prepaid expenses and other current assets............................                5,645                    5,456
                                                                              ----------------        -----------------
       Total current assets..............................................              124,520                  166,442
Property and equipment, net of accumulated depreciation
    of $17,238 and $10,747, respectively.................................               35,990                   26,707
Long-term investments....................................................                5,738                   10,398
Goodwill.................................................................               25,798                   25,798
Intangible assets, net of amortization of $1,460 and $560, respectively..                 4,540                   5,440
Other assets.............................................................                 2,303                   5,205
                                                                              -----------------       -----------------
       Total assets......................................................     $         198,889       $         239,990
                                                                              =================       =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.....................................................     $          4,270        $           3,168
    Accrued liabilities..................................................                4,782                    5,016
    Current portion of deferred revenue..................................                8,294                   10,595
                                                                              ----------------        -----------------
       Total current liabilities.........................................               17,346                   18,779
Deferred revenue, net of current portion.................................                   --                    2,500
Other long-term liabilities..............................................                  540                      339
                                                                              ----------------        -----------------
       Total liabilities.................................................               17,886                   21,618

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding..................................                   --                       --
    Common stock, $.001 par value; 120,000 shares authorized;
       52,327 and 52,022 shares issued and outstanding...................                   52                       52
    Additional paid-in capital...........................................              330,645                  331,092
    Deferred stock compensation..........................................              (13,714)                 (22,260)
    Accumulated deficit..................................................             (135,883)                 (90,075)
    Accumulated other comprehensive loss.................................                  (97)                    (437)
                                                                              -----------------       -----------------
       Total stockholders' equity........................................              181,003                  218,372
                                                                              ----------------        -----------------
       Total liabilities and stockholders' equity........................     $        198,889        $         239,990
                                                                              ================        =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------    ---------------------------------
                                                                 2002               2001               2002                2001
                                                            ---------------    ---------------    ----------------    --------------
   Revenues:
      Subscription and license fees.........................$       3,319      $       8,638      $      11,689       $      11,668
      Collaborative research................................        4,632              3,685             13,155               7,408
      Compound libraries and other..........................           62              1,170                236               1,230
                                                            -------------      -------------      -------------       -------------
        Total revenues......................................        8,013             13,493             25,080              20,306
   Operating expenses:
      Research and development, including stock-based
        compensation of $1,288, $1,338, $3,862
        and $4,148, respectively............................       19,753             15,009             55,649              35,564
      General and administrative, including stock-based
        compensation of $1,278, $1,309, $3,836
        and $3,961, respectively............................        5,751              6,439             17,739              15,756
                                                            -------------      -------------      -------------       -------------
          Total operating expenses..........................       25,504             21,448             73,388              51,320
                                                            -------------      -------------      -------------       -------------
   Loss from operations.....................................      (17,491)            (7,955)           (48,308)            (31,014)
   Interest and other income................................          683              1,820              2,505               7,142
   Interest expense.........................................           (1)               (85)                (5)               (295)
                                                            -------------      -------------      -------------       -------------
   Net loss  ...............................................$     (16,809)     $      (6,220)     $     (45,808)      $     (24,167)
                                                            =============      =============      =============       =============
   Net loss per common share, basic and diluted.............$       (0.32)     $       (0.12)     $       (0.88)      $       (0.49)
   Shares used in computing net loss per common share,
      basic and diluted.....................................       52,314             51,500             52,230              49,626


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                 2002                2001
                                                                            ----------------    ----------------
Cash flows from operating activities:
   Net loss..............................................................   $     (45,808)      $     (24,167)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation........................................................           6,561               3,409
     Amortization of intangible assets, other than goodwill..............             900                 260
     Amortization of deferred stock compensation.........................           7,698               8,108
     Loss on sale of long-term investments...............................             197                   -
     Changes in operating assets and liabilities:
       Increase in accounts receivable...................................            (449)             (4,861)
       Increase in prepaid expenses and other current assets.............            (267)             (2,937)
       (Increase) decrease in other assets...............................           2,902              (4,861)
       Increase in accounts payable and other liabilities................           1,070                 463
       Increase (decrease) in deferred revenue...........................          (4,802)              9,771
                                                                            --------------      -------------
         Net cash used in operating activities...........................         (31,998)            (14,815)
Cash flows from investing activities:
   Purchases of property and equipment...................................         (15,844)             (7,679)
   Purchases of short-term investments...................................         (55,586)           (141,024)
   Maturities of short-term investments..................................         154,822             152,533
   Sale of long-term investments.........................................           4,803                   -
   Payment of transaction costs, net of cash acquired of $423............               -                (735)
                                                                            -------------       -------------
         Net cash provided by investing activities.......................          88,195               3,095
Cash flows from financing activities:
   Proceeds from issuance of common stock................................             479                 520
   Repayment of debt borrowings..........................................               -              (3,544)
                                                                            -------------       --------------
         Net cash provided by (used in) financing activities.............             479              (3,024)
                                                                            -------------       -------------
Net increase in cash and cash equivalents................................          56,676             (14,744)
Cash and cash equivalents at beginning of period.........................          23,048              37,811
                                                                            -------------       -------------
Cash and cash equivalents at end of period...............................   $      79,724       $      23,067
                                                                            =============       =============

Supplemental disclosure of cash flow information:
   Cash paid for interest................................................   $           5       $         291

Supplemental disclosure of non-cash investing and financing activities:
   Unrealized gain on long-term investments..............................   $         340       $           -
   Cancellation of equity securities issued in connection with acquisition  $         (79)      $           -
   Reversal of deferred stock compensation in connection with
     stock options.......................................................   $         947       $         942
   Deferred stock compensation in connection with issuance of
     restricted stock....................................................   $         (99)      $           -
   Issuance of equity securities in connection with acquisition..........   $           -       $      34,865
   Retirement of property and equipment..................................   $          70       $           -

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2.       RESTRICTED CASH AND INVESTMENTS

         Lexicon is required to maintain restricted cash, cash equivalents or investments to collateralize borrowings made under the synthetic lease agreement under which it leases its office and laboratory facilities in The Woodlands, Texas (see Note 7). As of September 30, 2002 and December 31, 2001, the Company maintained restricted cash and investments of $57.2 million and $43.3 million, respectively, to collateralize borrowings of $55.0 million and $41.7 million.

3.       COMPREHENSIVE LOSS

         Comprehensive loss is comprised of net loss and unrealized gains and losses on long-term investments, which are considered available-for-sale securities. Comprehensive loss for the three-month and nine-month periods ended September 30, 2002 was $16.8 million and $45.5 million, respectively, reflecting a $45,000 and $0.3 million unrealized gain on long-term investments, respectively. Net loss for the three-month and nine-month periods ended September 30, 2002 included a $0.2 million realized loss on the sale of long-term investments. There was no difference between net loss and comprehensive loss in the comparable prior year periods.

4.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

5.       DEFERRED STOCK COMPENSATION

         Deferred stock compensation represents the difference between the exercise price of stock options and the fair value of Lexicon's common stock at the date of grant. Deferred stock compensation is amortized over the vesting periods of the individual stock options for which it was recorded, generally four years. For the nine months ended September 30, 2002 and 2001, Lexicon amortized $7.7 million and $8.1 million, respectively, of deferred stock compensation. If vesting continues in accordance with the outstanding individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $2.6 million during the last three months of 2002, $10.2 million during 2003 and $0.9 million during 2004. The amount of stock based compensation expense to be recorded in future periods may decrease if unvested options for which deferred stock compensation expense has been recorded are subsequently canceled or forfeited or may increase if additional options are granted to individuals other than employees or directors.

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

7.       COMMITMENTS AND CONTINGENCIES

         In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased the Company's existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility. Including the purchase price for the Company's existing facilities, the synthetic lease, as amended, provided for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a LIBOR rate of 1.81% at September 30, 2002 the Company's total lease payments would be approximately $1.1 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or the Company may purchase the properties for a price including the outstanding lease balance. If the

Company elects not to renew the lease or purchase the properties, it may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If the Company elects to arrange for the sale of the properties or surrender the properties to the lessor, it has guaranteed approximately 86% of the total original cost as the residual fair value of the properties. The Company is required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement. In addition, Lexicon has agreed to maintain cash and investments of at least $30.0 million in excess of the Company's restricted cash and investments. If the Company's cash and investments fall below that level, the Company may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because the Company's cost to purchase the properties would not materially exceed the amount of restricted cash and investments it is required to maintain under the synthetic lease, the Company believes that any requirement that it do so would not have a material adverse effect on its financial condition.

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

         Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in establishing research collaborations and technology licenses, new database subscriptions, expirations of our research collaborations and database subscriptions, the success rate of our discovery efforts leading to opportunities for new research collaborations and licenses, as well as milestone payments and royalties, the timing and willingness of collaborators to commercialize products which may result in royalties, and general and industry-specific economic conditions which may affect research and development expenditures. Our future revenues from database subscriptions, collaborations and alliances are uncertain because our existing agreements have fixed terms or relate to specific projects of limited duration. Our future revenues from technology licenses are uncertain because they depend, in large part, on securing new agreements. Subject to limited exceptions, we do not intend to continue to make our compound libraries available for purchase in the future. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future subscribers, collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests. We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues. Because of these and other factors, our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that quarter-to-quarter comparisons of our operating results are a good indication of our future performance.

         Since our inception, we have incurred significant losses and, as of September 30, 2002, we had an accumulated deficit of $135.9 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the development and analysis of knockout mice and our other functional genomics research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities, as well as expenses related to our patent infringement litigation against Deltagen, Inc., which was settled in September 2001. In connection with the expansion of our drug discovery programs and our functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

Stock-Based Compensation

         Deferred stock-based compensation and related amortization represents the difference between the exercise price of stock options granted and the fair value of our common stock at the applicable date of grant. Stock-based compensation is amortized as research and development expense or general and administrative expense, as appropriate, over the vesting period of the individual stock options for which it was recorded, generally four years. If employees and consultants continue to vest in accordance with their individual stock options, we expect to record amortization expense for deferred stock-based compensation as follows: $2.6 million during the last three months of 2002, $10.2 million during 2003 and $0.9 million during 2004. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested stock options for which deferred stock-based compensation has been recorded are subsequently canceled or forfeited or may increase if additional stock options are granted to individuals other than employees or directors.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 and 2001

         Revenues. Total revenues decreased 41% to $8.0 million in the three months ended September 30, 2002 from $13.5 million in the corresponding period in 2001. The decrease was primarily the result of our recognition of revenues in the third quarter of 2001 for technology license fees under sublicense agreements completed in that period with GlaxoSmithKline plc and Merck & Co., Inc., and to a lesser extent, our recognition of revenues under agreements with pharmaceutical and biotechnology companies for access to chemical libraries and optimization services, as a result of our acquisition of Coelacanth in July 2001. These decreases were offset in part by a $0.9 million increase in revenues derived from functional genomics collaborations for the development and analysis of knockout mice.

         Research and Development Expenses. Research and development expenses, including stock-based compensation expense, increased 32% to $19.8 million in the three months ended September 30, 2002 from $15.0 million in the corresponding period in 2001. The increase of $4.8 million was primarily attributable to increased personnel costs to support the expansion of our drug discovery programs, the development and analysis of knockout mice and our other functional genomics research efforts. Research and development expenses for both three-month periods included $1.3 million of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

         General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, decreased 11% to $5.8 million in the three months ended September 30, 2002 from $6.4 million in the corresponding period in 2001. The decrease of $0.6 million was due primarily to a reduction in legal costs as a result of the September 2001 settlement of our patent infringement litigation against Deltagen, Inc., offset by additional personnel costs. General and administrative expenses for both three-month periods included $1.3 million of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

         Interest and Other Income, Net. Interest and other income, net decreased to $0.7 million in the three months ended September 30, 2002 from $1.7 million in the corresponding period in 2001. The decrease resulted from lower average cash and investment balances and lower average interest rates during the 2002 period.

         Net Loss and Net Loss Per Common Share. Net loss increased to $16.8 million in the three months ended September 30, 2002 from $6.2 million in the corresponding period in 2001. Net loss per common share increased to $0.32 in the three months ended September 30, 2002 from $0.12 in the corresponding period of 2001. A portion of the net loss for the three months ended September 30, 2002 and 2001 was attributable to stock-based compensation expense. Excluding stock-based compensation expense, we would have had a net loss of $14.2 million and net loss per common share of $0.27 in the three months ended September 30, 2002, as compared to a net loss of $3.6 million and net loss per common share of $0.07 in the corresponding period in 2001.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Nine Months Ended September 30, 2002 and 2001

         Revenues. Total revenues increased 24% to $25.1 million in the nine months ended September 30, 2002 from $20.3 million in the corresponding period in 2001. Of the $4.8 million increase, $5.7 million was derived from increased revenues from functional genomics collaborations for the development and analysis of knockout mice and from our drug discovery alliance with Incyte Genomics, Inc., offset by a decrease of $1.0 million in revenues for access to our chemical libraries and optimization services as a result of our decision to use our compound libraries principally in our own drug discovery efforts and not, subject to limited exceptions, to make them available for purchase.

         Research and Development Expenses. Research and development expenses, including stock-based compensation expense, increased 56% to $55.6 million in the nine months ended September 30, 2002 from $35.6 million in the corresponding period in 2001. The increase of $20.0 million was primarily attributable to increased personnel costs to support the expansion of our drug discovery programs, the development and analysis of knockout mice and our other functional genomics research efforts. Research and development expenses for the nine months ended September 30, 2002 and 2001 included $3.9 million and $4.1 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

         General and Administrative Expenses. General and administrative expenses, including stock-based compensation expense, increased 13% to $17.7 million in the nine months ended September 30, 2002 from $15.8 million in the corresponding period in 2001. The increase of $1.9 million was due primarily to additional personnel costs, offset by a reduction in legal costs as a result of the September 2001 settlement of our patent infringement litigation against Deltagen, Inc. General and administrative expenses for the nine months ended September 30, 2002 and 2001 included $3.8 million and $4.0 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

         Interest and Other Income, Net. Interest and other income, net decreased to $2.5 million in the nine months ended September 30, 2002 from $6.8 million in the corresponding period in 2001. The decrease resulted from lower average cash and investment balances, lower average interest rates and a loss of $197,000 realized on the sale of long-term investments during the 2002 period.

         Net Loss and Net Loss Per Common Share. Net loss increased to $45.8 million in the nine months ended September 30, 2002 from $24.2 million in the corresponding period in 2001. Net loss per common share increased to $0.88 in the nine months ended September 30, 2002 from $0.49 in the corresponding period of 2001. A portion of the net loss for the nine months ended September 30, 2002 and 2001 was attributable to stock-based compensation expense. Excluding stock-based compensation expense, we would have had a net loss of $38.1 million and net loss per common share of $0.73 in the nine months ended September 30, 2002, as compared to a net loss of $16.1 million and net loss per common share of $0.32 in the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription, collaboration and license agreements, equipment financing arrangements and leasing arrangements. From our inception through September 30, 2002, we had received net proceeds of $242.6 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through September 30, 2002, we received $81.7 million in cash payments from database subscription and technology license fees, drug discovery alliances, functional genomics collaborations, sales of compound libraries and reagents, and government grants, of which $78.4 million had been recognized as revenues through September 30, 2002.

         As of September 30, 2002, we had $119.6 million in cash, cash equivalents, short-term and long-term investments (including restricted cash and investments), as compared to $166.8 million as of December 31, 2001. We used cash of $32.0 million in operations in the nine months ended September 30, 2002. This consisted primarily of the net loss for the period of $45.8 million offset by non-cash charges of $7.7 million related to stock-based compensation expense, $6.6 million related to depreciation expense and $0.9 million related to amortization of intangible assets other than goodwill. Investing activities provided cash of $88.2 million in the nine months ended September 30, 2002, principally as a result of net maturities of short-term investments and the sale of long-term investments, offset in part by purchases of property and equipment. We received cash of $0.5 million in financing activities in the nine months ended September 30, 2002, principally as a result of stock option exercises.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility for the distribution of utilities and related services among our facilities. Including the purchase price for our existing facilities, the synthetic lease, as amended, provided for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a LIBOR rate of 1.81% at September 30, 2002, our total lease payments would be approximately $1.1 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price including the outstanding lease balance. If we elect not to renew the lease or purchase the properties, we may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If we elect to arrange for the sale of the properties or surrender the properties to the lessor, we have guaranteed approximately 86% of the total original cost as the residual fair value of the properties. We are required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement. In addition, we have agreed to maintain cash and investments of at least $30.0 million in excess of our restricted cash and investments. If our cash and investments fall below that level, we may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because our cost to purchase the properties would not materially exceed the amount of restricted cash and investments we are required to maintain under the synthetic lease, we believe that any requirement that we do so would not have a material adverse effect on our financial condition. As of September 30, 2002 and December 31, 2001, we maintained restricted cash and investments of $57.2 million and $43.3 million, respectively, to collateralize borrowings of $55.0 million and $41.7 million.

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

DISCLOSURE ABOUT MARKET RISK

         We are exposed to limited market and credit risk on our cash equivalents, which have maturities of three months or less. We maintain a short-term investment portfolio which consists of U.S. government agency debt obligations and investment grade commercial paper that mature three to twelve months from the time of purchase, which we believe are subject to limited market and credit risk. Additionally, we hold long-term investments consisting of U.S. government agency debt obligations with a maturity of greater than twelve months from the time of purchase. These investments are also subject to market and credit risk. A hypothetical one percent increase in market rates would result in a decrease of approximately $0.5 million in the fair value of our long-term investments as of September 30, 2002. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Lexicon's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14 (c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

         Subsequent to the Company's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

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


                                       LEXICON GENETICS INCORPORATED


Date:   November 6, 2002               By: /s/ ARTHUR T. SANDS
                                           -------------------------------------
                                           Arthur T. Sands, M.D., Ph.D.
                                           President and Chief Executive Officer


Date:   November 6, 2002               By: /s/ JULIA P. GREGORY
                                           -------------------------------------
                                           Julia P. Gregory
                                           Executive Vice President and
                                           Chief Financial Officer

                                 CERTIFICATIONS

I, Arthur T. Sands, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lexicon Genetics Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002

                                       /s/ ARTHUR T. SANDS
                                       -----------------------------------------
                                       Arthur T. Sands, M.D., Ph.D.
                                       President and Chief Executive Officer

                                 CERTIFICATIONS

I, Julia P. Gregory, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lexicon Genetics Incorporated;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002

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