Form 10-K
period 2002-12-31
LEXICON GENETICS INC/TX
filed 2003-03-18
CIK 1062822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

| |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 000-30111

                          LEXICON GENETICS INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                                76-0474169
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)               Identification Number)

       8800 TECHNOLOGY FOREST PLACE
        THE WOODLANDS, TEXAS 77381                       (281) 863-3000
      (Address of Principal Executive           (Registrant's Telephone Number,
           Offices and Zip Code)                      Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $0.001 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes |X| No |_|

      The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant's most recently completed second quarter was approximately $124.9 million, based on the closing price of the common stock on the Nasdaq National Market on June 28, 2002 of $4.12 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the registrant's common stock are assumed to be affiliates. As of March 10, 2003, 52,370,730 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of the registrant's definitive proxy statement relating to the registrant's 2003 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2002, are incorporated by reference into Part III of this annual report on Form 10-K.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

ITEM
                                                        PART I

   1.     Business.............................................................................................    1
   2.     Properties...........................................................................................   22
   3.     Legal Proceedings....................................................................................   23
   4.     Submissions of Matters to a Vote of Security Holders.................................................   23

                                                        PART II

   5.     Market for Registrant's Common Equity and Related Stockholder Matters................................   24
   6.     Selected Financial Data..............................................................................   25
   7.     Management's Discussion and Analysis of Financial Condition and Results of Operations................   26
  7A.     Quantitative and Qualitative Disclosure About Market Risk............................................   32
   8.     Financial Statements and Supplementary Data..........................................................   32
   9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................   32

                                                       PART III

  10.     Directors and Executive Officers of the Registrant...................................................   33
  11.     Executive Compensation...............................................................................   33
  12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......   33
  13.     Certain Relationships and Related Transactions.......................................................   34
  14.     Controls and Procedures..............................................................................   34

                                                        PART IV

  15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................   35

Signatures.....................................................................................................   38

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      Lexicon Genetics is a biopharmaceutical company focused on the discovery of breakthrough treatments for human disease. We are using gene knockout technology to systematically discover in living mammals, or in vivo, the physiological functions and pharmaceutical utility of genes. Our gene function discoveries fuel therapeutic discovery programs in diabetes, obesity, cardiovascular disease, immune disorders, neurological disease and cancer. We have established drug discovery alliances and functional genomics collaborations with leading pharmaceutical and biotechnology companies, research institutes and academic institutions throughout the world to commercialize our technology and turn our discoveries into drugs.

      We generate our gene function discoveries using knockout mice - mice whose DNA has been altered to disrupt, or "knock out," the function of the altered gene. Our patented gene trapping and gene targeting technologies enable us to rapidly generate these knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem (ES) cells, which can be cloned and used to generate mice with the altered gene. We employ an integrated platform of advanced medical technologies to systematically discover and validate, in vivo, the physiological functions and pharmaceutical utility of the genes we have knocked out and the potential targets for therapeutic intervention, or drug targets, they encode.

      We employ internal resources and drug discovery alliances to discover potential small molecule drugs, therapeutic antibodies and therapeutic proteins for in vivo-validated drug targets that we consider to have high pharmaceutical value. We use our own sophisticated libraries of drug-like chemical compounds and an industrialized medicinal chemistry platform to identify small molecule drug candidates for our in vivo-validated drug targets. We have established alliances with Genentech, Inc. for the discovery of therapeutic proteins and antibody targets; with Abgenix, Inc. for the discovery and development of therapeutic antibodies based on our drug target discoveries; and with Incyte Genomics, Inc. for the discovery and development of therapeutic proteins. In addition, we have established collaborations and license agreements with many other leading pharmaceutical and biotechnology companies under which we receive fees and, in many cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries for use in their own drug discovery efforts.

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

      Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate website located at www.lexicon-genetics.com as soon as reasonably practicable after the filing of those reports with the Securities and Exchange Commission. Information found on our website should not be considered part of this annual report on Form 10-K.

KEY MILESTONES AND ACHIEVEMENTS IN 2002

      We made substantial business and technical progress in 2002:

      - We continued to advance additional in vivo-validated drug targets into therapeutic discovery programs, and identified compounds demonstrating activity in several of our more advanced programs;

      - We established an alliance with Genentech for the discovery of therapeutic proteins and antibody targets;

      - We made further progress in our alliances with Abgenix for the discovery of therapeutic antibodies and with Incyte for the discovery of therapeutic proteins;

      - We granted non-exclusive, internal research-use sublicenses under our gene targeting patents to Genentech, Biogen, Inc. and Millennium Pharmaceuticals, Inc.;

      - We obtained an additional key patent covering our gene trapping technology, as well as patents covering nine full-length sequences of potential drug targets identified in our gene discovery programs;

      -     We brought on-line our new office, laboratory and animal facilities;

      - We substantially increased our rate of productivity in our Genome5000 program for the discovery of the in vivo functions of 5,000 genes over five years, ending the year having completed the analysis of the functions of 750 genes; and

      - We achieved more than $35 million in revenues, marking our seventh consecutive year of revenue growth.

      We believe we are poised to capitalize on these achievements in 2003 by further accelerating the pace of our Genome5000 program, substantially expanding our pipeline of in vivo-validated drug targets, advancing our therapeutic discovery programs towards clinical development, and establishing additional drug discovery alliances and functional genomics collaborations to commercialize our technology and further develop our discoveries.

GENOMICS AND DRUG DISCOVERY

The Human Genome

      The human genome is comprised of complementary strands of deoxyribonucleic acid, or DNA, molecules organized into 23 pairs of chromosomes. Genes, which carry the specific information, or code, necessary to construct, or express, the proteins that regulate human physiology and disease, make up approximately two to four percent of the genome. The remaining 96% to 98% of DNA in chromosomes does not code for protein. Although estimates vary as to the total number of genes within the total of approximately three billion nucleotide base pairs of "genomic" or "chromosomal" DNA that make up the human genome, it is estimated that the human genome contains approximately 30,000 genes.

      The Human Genome Project and other publicly and privately-funded DNA sequencing efforts invested considerable resources to sequence the genes in the human genome, culminating in the completion of a "working draft" of sequence from the human genome in the year 2000 and its publication in February 2001. The sequence of a gene alone, however, does not permit reliable predictions of its function in physiology and disease. As a result, the databases of gene sequences generated by these efforts can be compared by analogy to a dictionary that contains thousands of words, but only a handful of definitions.

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

Genomics-Based Drug Discovery

      We believe that genomics represents a significant opportunity for the discovery and development of breakthrough treatments for human disease. Drugs on the market today interact with a total of about 120 specific protein targets, each of which is encoded by a gene. Of those, only 43 represented human host proteins targeted by one or more of the 100 best-selling drugs of 2001. While estimates of the total number of potential drug targets encoded within the human genome vary, some experts believe that genomics research could discover as many as 5,000 new targets for pharmaceutical development. Our own experience suggests that the number of new targets with true pharmaceutical value is much lower, perhaps in the range of 100 to 150 new high-quality targets. This would still be a substantial increase from the number of targets that fuel the pharmaceutical industry at present, but demonstrates the importance of selecting the drug targets with the greatest pharmaceutical utility from the much larger pool of potential targets. The fact that very little is known about the physiological functions of most genes, however, presents a major challenge in making these selections, and for drug discovery research generally, which has traditionally relied primarily on established drug targets with well-characterized functions.

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

      The chief cause of these failures, we believe, is the advancement of unprecedented drug targets into expensive screening and therapeutic discovery programs without an understanding of the in vivo biology and physiological function of the target. Because target selection decisions drive all subsequent drug discovery and development spending, and failures account for 75% or more of the average cost of bringing a drug to market, the quality of target selection decisions has a disproportionate effect on the overall cost of bringing a drug to market.

OUR STRATEGY

      We believe that the discovery and selection of drug targets that have high pharmaceutical value - that exhibit favorable therapeutic profiles and address large medical markets - will be the key determinant of success in genomics-based drug discovery. The solution to this challenge, we believe, requires redefining the way drug discovery is conducted by systematically determining the physiological functions of large numbers of genes in mice, which, as mammals, share significant genetic and physiological similarities with humans. We believe that the resulting information will enable us to discover which potential targets from the human genome exhibit favorable therapeutic profiles and address large medical markets. In addition, we believe that identifying these drug targets at the very beginning of the drug discovery process, before committing to expensive screening and therapeutic discovery programs, will substantially increase the productivity and cost-effectiveness of our drug discovery efforts relative to other approaches. Together, we believe that these factors will significantly increase our likelihood of success in discovering breakthrough treatments for human disease, and will reduce the risk, time and expense of discovering and developing therapeutics for new drug targets.

      Our principal objective is to establish a leadership position in the discovery of breakthrough treatments for human disease. The key elements of our strategy include the following:

      - systematically discover, in vivo, the physiological functions and pharmaceutical utility of 5,000 genes over five years in our Genome5000 program;

      - employ internal resources and drug discovery alliances to discover potential small molecule drugs, therapeutic antibodies and therapeutic proteins for in vivo-validated drug targets that we consider to have high pharmaceutical value;

      - develop promising therapeutic candidates through drug development alliances or with our own resources; and

      - generate near-term revenues through collaborations and license agreements with pharmaceutical and biotechnology companies in return for granting access to some of our technologies and discoveries for use in their own drug discovery efforts.

OUR TECHNOLOGY PLATFORM

      We have developed, refined and integrated a technology platform that spans the drug discovery process from gene identification to the discovery and development of therapeutics, with a focus on the systematic discovery and validation, in vivo, of the physiological functions and pharmaceutical utility of genes and the drug targets they encode, and the discovery and development of therapeutics for our in vivo-validated drug targets. Our technology platform includes both proprietary and non-proprietary technologies in gene sequencing and discovery, bioinformatics analysis, expression analysis, gene knockouts, biological and physiological analysis, chemical compound libraries, assay development, high-throughput screening and medicinal chemistry.

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

Gene Knockout Technologies

      We have developed and refined gene knockout technologies and expertise to rapidly and efficiently generate knockout mice for the in vivo analysis of the physiological functions of thousands of genes. Our patented gene trapping and gene targeting technologies, our experience in using these technologies and the scale of our gene knockout operations provide us with substantial advantages over the methods generally used to generate knockout mice, allowing us to overcome limitations inherent in such methods that restrict the rate at which knockout mice may be produced and, therefore, the rate at which the genes in the mammalian genome may be analyzed.

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

      Gene Trapping. Our gene trapping technology, which is covered by six issued patents, is a high-throughput method of generating knockout mouse clones that we invented. The technology uses genetically engineered retroviruses that infect mouse ES cells in vitro, integrate into the chromosome of the cell and deliver molecular traps for genes. The gene trap disrupts the function of the gene into which it integrates, permitting the generation of knockout mice. The gene trap also stimulates transcription of a portion of the trapped gene, using the cell's own splicing machinery to extract this transcript from the chromosome for automated DNA sequencing. This allows us to identify and catalogue each ES cell clone by DNA sequence from the trapped gene, and to select ES cell clones by DNA sequence for the generation of knockout mice.

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

      We believe that our medical center approach and the technology platform that makes it possible provide us with substantial advantages over other approaches to gene function and drug target discovery. We believe that our comprehensive, unbiased approach allows us to uncover functions within the context of mammalian physiology that might be missed by more narrowly-focused efforts directed on the basis of hypotheses as to the gene's likely function, particularly when these hypotheses are based on expression analyses and other factors that our experience indicates are unreliable predictors of gene function. We also believe our approach is more likely to uncover target-related side effects that might limit the utility of potential therapeutics addressing the drug target or prove to be unacceptable in light of the potential therapeutic benefit. In both these cases, we believe these advantages will contribute to better target selection and, therefore, to the success of our drug discovery and development efforts.

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

      Our Genome5000 efforts are focused on the discovery of the functions in mammalian physiology of proteins encoded by pharmaceutically important gene families, such as G-protein coupled (GPCRs) and other receptors, kinases, ion channels, other key enzymes and secreted proteins. We use bioinformatics analysis and other resources to prioritize genes for analysis in this program from a variety of sources, including our own proprietary gene sequence databases, which encompass hundreds of full-length human gene sequences and more than 50,000 partial human gene sequences that we discovered using our gene trapping technology, our OmniBank database and library, Incyte's LifeSeq(R) Gold Database and the public human genome project.

      We have identified in vivo-validated drug targets in each of our internal disease biology programs, which include programs for the identification of drug targets with pharmaceutical utility in the discovery of therapeutics for the treatment of diabetes, obesity, cardiovascular disease, immune disorders, neurological disease and cancer. We are moving many of these targets forward into therapeutic discovery and development programs, both on our own and with collaborators.

Therapeutic Discovery Programs

      We employ internal resources and drug discovery alliances to discover potential small molecule drugs, therapeutic antibodies and therapeutic proteins for in vivo-validated drug targets that we consider to have high pharmaceutical value. We use our own sophisticated libraries of drug-like chemical compounds and an industrialized medicinal chemistry platform to identify small molecule drug candidates for our in vivo-validated drug targets. We have established alliances with Genentech for the discovery of therapeutic proteins and antibody targets; with Abgenix for the discovery and development of therapeutic antibodies based on our drug target discoveries; and with Incyte for the discovery and development of therapeutic proteins.

      Our criteria for advancing in vivo-validated drug targets into therapeutic discovery and development programs include the following:

      - Favorable Therapeutic Profile. The drug target must demonstrate a favorable therapeutic profile in vivo. Specifically, our in vivo analysis must suggest that the effect of inhibiting or otherwise modulating the activity of the drug target in humans would have a therapeutic effect in treating disease, with an acceptable target-related side effect profile.

      - Novel Function. The function of the drug target must be novel - that is, we are interested in drug targets whose function was not generally known to others before we discovered it.

      - Large Medical Market. The potential market for therapeutics addressing the drug target must be substantial. We are interested in drug targets that are key switches that control human physiology, addressing large markets such as heart disease, diabetes, depression and cancer.

      Our small molecule drug discovery programs involve the following stages:

      - assay development and high throughput screening (HTS) to identify "hits," or compounds demonstrating activity, against the in vivo-validated targets;

      - medicinal chemistry efforts to optimize the potency and selectivity of the hits, to identify lead compounds for further development;

      -     lead optimization and preliminary preclinical analysis;

      -     formal preclinical studies of optimized leads; and

      -     clinical development.

      Our most advanced projects to date have reached the lead optimization and preliminary preclinical analysis stage.

      As of March 10, 2003, we had advanced more than 15 in vivo-validated drug targets into therapeutic discovery programs.

Research and Development Expenses

      In 2002, 2001 and 2000, respectively, we incurred expenses of $74.9 million, $53.4 million and $31.6 million in company-sponsored research and development activities, including $5.2 million, $5.5 million and $10.9 million, respectively, of stock-based compensation expense.

COLLABORATIONS AND ALLIANCES

      Our collaboration and alliance strategy involves:

      - drug discovery alliances to discover and develop therapeutics based on our drug target discoveries, particularly when the alliance enables us to obtain access to technology and expertise that is complementary to our own; and

      - functional genomics collaborations with pharmaceutical and biotechnology companies, research institutions and academic institutions to generate near-term revenues for granting access to some of our technologies and discoveries for use in their own drug discovery efforts, as well as the potential, in many cases, for milestone payments and royalties on products they develop using our technology.

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

Drug Discovery Alliances

      We have entered into the following alliances for the discovery and development of therapeutics based on our in vivo drug target discovery efforts:

      Genentech, Inc. We established a drug discovery alliance with Genentech in December 2002 to discover novel therapeutic proteins and antibody targets. Under the alliance agreement, we will use our functional genomics technologies to discover the functions of secreted proteins and potential antibody targets identified through Genentech's internal drug discovery research. Genentech will have exclusive rights in the discoveries resulting from the collaboration for the research, development and commercialization of therapeutic proteins and antibodies. We will retain certain other rights in those discoveries, including rights for the development of small molecule drugs. We received an up-front payment and will receive performance payments for our work in the collaboration as it is completed. We will also receive milestone payments and royalties on sales of therapeutic proteins and antibodies for which Genentech obtains exclusive rights. The agreement has an expected collaboration term of three years.

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

      We have entered into functional genomics collaboration agreements with the following companies:

      COMPANY                                                    DATE OF AGREEMENT     END OF ACCESS PERIOD
      -------                                                    -----------------     --------------------
      Amgen, Inc.                                                July 2001             July 2003
      Abgenix, Inc.                                              January 2001          January 2004
      Tularik Inc.                                               October 2000          October 2003
      Wyeth                                                      March 2000            March 2003
      Boehringer Ingelheim Pharmaceuticals, Inc.                 February 2000         February 2004
      Pharmacia Corp.                                            January 2000          January 2003
      Johnson & Johnson Pharmaceutical
           Research and Development L.L.C.                       December 1999         December 2003
      N.V. Organon                                               December 1999         December 2002
      Millennium Pharmaceuticals, Inc.                           July 1999             June 2002

      Each of these agreements has a specified access period during which the collaborator may request new projects, although we continue to conduct work and the agreement remains in effect until the projects requested during the access period are completed.

      We have also entered into functional genomics collaboration agreements with a number of additional companies and academic institutions throughout the world under which we receive research fees for the generation of knockout mice and, with participating institutions, certain rights to license inventions or royalties on products discovered using such mice.

e-Biology Global Collaboration Program

      We believe that our OmniBank database and library represent a unique resource for catalyzing collaborations with researchers at pharmaceutical companies, biotechnology companies and academic institutions for the discovery of gene function. We provide access to our OmniBank database through the Internet to subscribing researchers at leading companies and academic institutions throughout the world. Our bioinformatics software allows subscribers to mine our OmniBank database for genes of interest, and we permit subscribers to acquire OmniBank knockout mice or ES cells on a non-exclusive basis for the determination of gene function under our e-Biology collaboration program. In this program, we receive fees for OmniBank knockout mice and, with participating institutions, rights to license inventions or to receive royalties on pharmaceutical products discovered using our mice. In cases where we do not obtain such rights, our e-Biology collaborations leverage the value of OmniBank since we retain rights to use the same OmniBank knockout mice in our own gene function research and with commercial collaborators. We have more than 100 agreements under our e-Biology collaboration program with researchers at leading institutions throughout the world.

TECHNOLOGY LICENSES AND COMPOUND SALES

      In addition to collaborations, we have used technology licenses and compound library sales to generate revenues for the support of our own research and development efforts.

      Technology Licenses. We have granted non-exclusive, internal research-use sublicenses under certain of our gene targeting patent rights to a total of 12 leading pharmaceutical and biotechnology companies. Many of these agreements have terms of one to three years, in some cases with provisions for subsequent renewals. Others extend for as long as the life of the patents. We typically receive up-front license fees and, in some cases, receive additional license fees or milestone payments on products that the sublicensee discovers or develops using our technology.

      Compound Library Sales. Our Lexicon Pharmaceuticals subsidiary has entered into agreements with a total of 29 leading pharmaceutical and biotechnology companies for non-exclusive access to selected compound libraries. Most of these agreements were completed by Coelacanth prior to our July 2001 acquisition of the company. The remainder were completed in 2001 as we wound down Coelacanth's compound sales efforts in support of our strategic decision to use our compound libraries principally in our own drug discovery efforts. These agreements typically provide for our sale of compounds from the selected library for use by the customer in its own internal drug discovery efforts. Under some of these agreements, we have agreed to provide additional quantities of selected compounds or optimization services in exchange for further payments. Subject to limited exceptions, we do not intend to continue to make our compound libraries available for purchase in the future.

PATENTS AND PROPRIETARY RIGHTS

      We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business. We seek patent protection for the genes, proteins and drug targets that we discover. Specifically, we seek patent protection for:

      - the sequences of genes that we believe to be novel, including full-length genes and the partial gene sequences contained in our human gene trap and OmniBank databases, the proteins they encode and their predicted utility as a drug target or therapeutic protein;

      - the utility of genes and the drug targets or therapeutic proteins they encode based on our discoveries of their biological functions using knockout mice;

      -     drug discovery assays for our in vivo-validated targets;

      - chemical compounds and their use in treating human diseases and conditions; and

      - various enabling technologies in the fields of mutagenesis, ES cell manipulation and transgenic or knockout mice.

      We own or have exclusive rights to six issued U.S. patents that cover our gene trapping technology, nine issued U.S. patents that cover full-length sequences of potential drug targets identified in our gene discovery programs, and five issued U.S. patents that cover specific knockout mice and discoveries of the functions of genes made using knockout mice. We have licenses under 47 additional U.S. patents, and corresponding foreign patents and patent applications, in the fields of gene targeting, gene trapping and genetic manipulation of mouse ES cells. These include patents to which we hold exclusive rights in certain fields, including a total of six U.S. patents covering the use of positive-negative selection and isogenic DNA gene targeting technology, as well as patents covering the use of Cre/lox technology. We have filed or have exclusive rights to more than 500 pending patent applications in the United States Patent and Trademark Office, the European Patent Office, the national patent offices of other foreign countries or under the Patent Cooperation Treaty, covering our gene trapping technology, the DNA sequences of genes, the utility of drug targets, drug discovery assays, and other products and processes. Collectively, these patent applications cover, among other things, approximately 200 full-length human gene sequences, more than 50,000 partial human gene sequences, and more than 45,000 knockout mouse clones and corresponding mouse gene sequence tags. Patents typically have a term of no longer than 20 years from the date of filing.

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

COMPETITION

      The biotechnology and pharmaceutical industries are highly competitive and characterized by rapid technological change. We face significant competition in each of the aspects of our business from for-profit companies such as Human Genome Sciences, Inc., Millennium Pharmaceuticals, Inc. and Exelixis, Inc., among others, many of which have substantially greater financial, scientific and human resources than we do. In addition, the Human Genome Project and a large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes and their functions.

      While we are not aware of any other commercial entity that is developing large-scale gene trap mutagenesis in ES cells, we face significant competition from entities using traditional knockout mouse technology and other technologies. Several companies, including Deltagen, Inc. and DNX (a subsidiary of Xenogen Corporation), and a large number of academic institutions create knockout mice for third parties using these more traditional methods, and a number of companies create knockout mice for use in their own research.

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

      The standard process required by the FDA before a pharmaceutical product may be marketed in the United States includes:

      -     preclinical tests;

      - submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence;

      - adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic in our intended application;

      - for drugs, submission of a New Drug Application, or NDA, and, for biologics, submission of a Biologic License Application, or BLA, with the FDA; and

      - FDA approval of the NDA or BLA prior to any commercial sale or shipment of the product.

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

      As of March 3, 2003, we employed 579 persons, of whom 123 hold M.D., Ph.D. or D.V.M. degrees and another 123 hold other advanced degrees. We believe that our relationship with our employees is good.

SCIENTIFIC ADVISORY PANEL MEMBERS

      We have consulting relationships with a number of scientific advisors. At our request, these advisors review the feasibility of product development programs under consideration, provide advice concerning advances in areas related to our technology and aid in recruiting personnel. Most of these advisors receive cash and stock-based compensation for their services, and in some cases receive access to our OmniBank database and mice from our OmniBank library. Most of these advisors are employed by academic institutions or other entities and may have commitments to or advisory agreements with other entities that may limit their availability to us. Our advisors are required to disclose and assign to us any ideas, discoveries and inventions they develop in the course of providing consulting services to us. We also use consultants for various administrative needs. None of our consultants or advisors is otherwise affiliated with us.

      Our scientific advisors and consultants include the following persons:

NAME                                     AFFILIATION                         TITLE
----                                     -----------                         -----
DISEASE BIOLOGY ADVISORS
Abul K. Abbas, M.D.                      University of California, San       Professor and Chair, Department of Pathology
                                         Francisco

John D. Brunzell, M.D.                   University of Washington            Professor of Medicine, Division of
                                                                             Metabolism, Endocrinology & Nutrition

Roger D. Cone, Ph.D.                     Vollum Institute for Advanced       Senior Scientist
                                         Biomedical Research

Neal G. Copeland, Ph.D.                  National Cancer Institute           Director, Mouse Cancer Genetics Program

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

John M. Harlan, M.D.                     University of Washington            Professor and Head, Division of Hematology
                                                                             Medicine

Nancy A. Jenkins, Ph.D.                  National Cancer Institute           Senior Investigator, Mouse Cancer Genetics
                                                                             Program

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

Alan R. Katritsky, Ph.D.                 University of Florida               Professor of Chemistry

David W. C. MacMillan, Ph.D.             California Institute of Technology  Associate Professor of Chemistry

Nikola Pavletich, Ph.D.                  Memorial Sloan-Kettering Cancer     Head, Structural Biology of Oncogenes and
                                         Center                              Tumor Suppressors Laboratory, Howard Hughes
                                                                             Medical Institute Investigator
Chairman, Medical Advisory Board
Alan S. Nies, M.D.                                                           Former Senior Vice President, Clinical
                                                                             Sciences, Merck & Co., Inc.

RISK FACTORS

      Our business is subject to risks and uncertainties, including those described below:

RISKS RELATED TO OUR BUSINESS

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

      We have incurred net losses since our inception, including net losses of $59.7 million for the year ended December 31, 2002. As of December 31, 2002, we had an accumulated deficit of $149.7 million. We are unsure when we will become profitable, if ever. The size of our net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

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

      - our ability to establish new database subscriptions, research collaborations and technology licenses, and the timing of such arrangements;

      - the expiration or other termination of database subscriptions and research collaborations with our collaborators, which may not be renewed or replaced;

      - the success rate of our discovery efforts leading to opportunities for new research collaborations and licenses, as well as milestone payments and royalties;

      - the timing and willingness of our collaborators to commercialize pharmaceutical products that would result in milestone payments and royalties; and

      - general and industry-specific economic conditions, which may affect our and our collaborators' research and development expenditures.

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

We will need additional capital in the future and, if it is not available, we will have to curtail or cease operations

      Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain database subscription, alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will increase substantially to the extent we advance potential therapeutics into preclinical and clinical development. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.

      We anticipate that our existing capital resources and revenues we expect to derive from subscriptions to our databases, drug discovery alliances, functional genomics collaborations and technology licenses will enable us to maintain our currently planned operations at least through the next 12 months. However, we may generate less revenues than we expect, and changes may occur that would consume available capital resources more rapidly than we expect. If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue the development of our technologies and complete the commercialization of products, if any, resulting from our technologies. We may be unable to raise sufficient additional capital; if so, we will have to curtail or cease operations.

We are an early-stage company with an unproven business strategy

      Our business strategy of using our technology platform and, specifically, the discovery of the functions of genes using knockout mice to select promising drug targets and of developing and commercializing our discoveries through collaborations and alliances is unproven. Our success will depend upon our ability to enter into additional collaboration and alliance agreements on favorable terms, determine which genes have potential value as drug targets, discover potential therapeutics for drug targets we consider to have pharmaceutical value, successfully develop such potential therapeutics and select an appropriate commercialization strategy for each potential therapeutic we choose to pursue.

      Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of genomics-derived pharmaceutical products to date. We have not proven our ability to identify genomics-derived therapeutics or drug targets with commercial potential, or to develop or commercialize therapeutics or drug targets that we do identify. It is difficult to successfully select those drug targets with the most potential for commercial development and to identify potential therapeutics, and we do not know that any pharmaceutical products based on our drug target discoveries can be successfully commercialized. In addition, we may experience unforeseen technical complications in the processes we use to generate gene knockout mice, conduct in vivo analyses, generate compound libraries, develop screening assays for drug targets or conduct screening of compounds against those drug targets. These complications could materially delay or limit the use of those resources, substantially increase the anticipated cost of generating them or prevent us from implementing our processes at appropriate quality and throughput levels.

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

      We also face competition from other companies in our efforts to discover the functions of genes. Many of these competitors have substantially greater financial, scientific and human resources than we do. A large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover the functions of genes. Competitors could discover and establish patents in genes or gene products that we identify as promising drug targets.

      Our ability to use our patent rights to prevent competition in the creation and use of knockout mice outside of the United States is limited. Furthermore, other methods for conducting functional genomics research may ultimately prove superior, in some or all respects, to the use of knockout mice. In addition, technologies more advanced than or superior to our gene targeting and gene trapping technologies may be developed, thereby rendering those technologies obsolete.

      We face significant competition from other companies, as well as from universities and other not-for-profit institutions, in our drug discovery and product development efforts. Many of these competitors have substantially greater financial, scientific and human resources than we do. These competitors may develop products earlier than we do, obtain regulatory approvals faster than we can and develop products that are more effective than ours.

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

      In addition, we may pursue opportunities in fields that could conflict with those of our collaborators. Moreover, disagreements could arise with our collaborators over rights to our intellectual property or our rights to share in any of the future revenues of compounds or therapeutic approaches developed by our collaborators. These kinds of disagreements could result in costly and time-consuming litigation. Any conflict with our collaborators could reduce our ability to obtain future collaboration agreements and could have a negative impact on our relationship with existing collaborators, adversely affecting our business and revenues. Some of our collaborators are also potential competitors or may become competitors in the future. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors or terminate their agreements with us prematurely. Any of these developments could harm our product development efforts.

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

We lack the capability to manufacture compounds for preclinical studies and clinical trials and will rely on third parties to manufacture our potential products

      We currently do not have the manufacturing capabilities or experience necessary to produce materials for preclinical studies or clinical trials and intend to rely on collaborators and third-party contractors to produce such materials. We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the FDA's current Good Manufacturing Practices, or GMP. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. If we are unable to contract for production of sufficient quantity and quality of materials on acceptable terms, our product development efforts may be delayed.

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

We may encounter difficulties in managing our growth, which could increase our losses

      We have experienced a period of rapid growth that has placed and, if this growth continues, will continue to place a strain on our human and capital resources. If we are unable to manage our growth effectively, our losses could increase. The number of our employees increased from 93 at December 31, 1998 to 122 at December 31, 1999, 287 at December 31, 2000, 484 at December 31, 2001,
572 at December 31, 2002 and 579 at March 3, 2003. Our ability to manage our operations and growth effectively requires us to continue to expend funds to improve our operational, financial and management controls, reporting systems and procedures. If we are unable to successfully implement improvements to our management information and control systems in an efficient or timely manner, or if we encounter deficiencies in existing systems and controls, our management may not have adequate information to manage our day-to-day operations.

Because all of our functional genomics operations are located at a single facility, the occurrence of a disaster could significantly disrupt our business

      Our OmniBank mouse clone library and its back-up are stored in liquid nitrogen freezers located at our facility in The Woodlands, Texas, and our knockout mouse research operations are carried out entirely at the same facility. While we have developed redundant and emergency backup systems to protect these resources and the facilities in which they are stored, they may be insufficient in the event of a severe fire, flood, hurricane, tornado or similar disaster. If such a disaster significantly damages or destroys the facility in which these resources are maintained, our business could be disrupted until we could regenerate the affected resources and, as a result, our stock price could decline. Our business interruption insurance may not be sufficient to compensate us in the event of a major interruption due to such a disaster.

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

Our patent applications may not result in enforceable patent rights

      Our disclosures in our patent applications may not be sufficient to meet the statutory requirements for patentability. Our ability to obtain patent protection based on genes or gene sequences will depend, in part, upon identification of a function for the gene or gene sequences sufficient to meet the statutory requirement that an invention have utility and that a patent application describe the invention with sufficient specificity. While the U.S. Patent and Trademark Office has issued guidelines for the examination of patent applications claiming gene sequences, their therapeutic uses and novel proteins encoded by such genes, the impact of these guidelines is uncertain and may delay or negatively affect our patent position. Furthermore, biologic data in addition to that obtained by our current technologies may be required for issuance of patents on human therapeutics. If required, obtaining such biologic data could delay, add substantial costs to, or affect our ability to obtain patent protection. There can be no assurance that the disclosures in our current or future patent applications, including those we may file with our collaborators, will be sufficient to meet these requirements. Even if patents are issued, there may be current or future uncertainty as to the scope of the coverage or protection provided by any such patents.

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

If other companies and institutions obtain patents claiming the functional uses of genes and gene products based upon gene sequence information and predictions of gene function, we may be unable to obtain patents for our discoveries of biological functions in knockout mice

      We intend to pursue patent protection covering the functions and pharmaceutical utility that we discover for both new and known genes and proteins. While an actual description of the biological function of a gene or protein should enhance a patent position, we cannot assure you that such information will increase the probability of issuance of any patents. Further, many other entities are currently filing patents on genes which are identical or similar to our filings. Many such applications seek to protect partial human gene sequences, full-length gene sequences and the deduced protein products encoded by the sequences while others use biological or other laboratory data. Some of these applications attempt to assign biologic function to the DNA sequences based on computer predictions or patterns of gene expression. There is the significant possibility that patents claiming the functional uses of genes and gene products will be issued to our competitors based on such information.

We may be involved in patent litigation and other disputes regarding intellectual property rights, and can give no assurances that we will prevail in any such litigation or other dispute

      Our potential products and those of our collaborators may give rise to claims that they infringe the patents of others. This risk will increase as the biotechnology industry expands and as other companies obtain more patents covering the sequences, functions and uses of genes and the drug targets they encode. In addition, many companies have well-established patent portfolios directed to common techniques, methods and means of developing, producing and manufacturing pharmaceutical products. Other companies or institutions could bring legal actions against us or our collaborators for damages or to stop us or our collaborators from manufacturing and marketing the affected products. If any of these actions are successful, in addition to our potential liability for damages, these entities may require us or our collaborators to obtain a license in order to continue to manufacture or market the affected products or may force us to terminate manufacturing or marketing efforts.

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

ITEM 2. PROPERTIES

      We currently lease approximately 300,000 square feet of space for our corporate offices and laboratories in buildings located in The Woodlands, Texas, a suburb of Houston, Texas, and approximately 118,000 square feet of space for offices and laboratories near Princeton, New Jersey.

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

      In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility. Including the purchase price for our existing facilities, the synthetic lease, as amended, provides for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a year-end LIBOR rate of 1.4%, our total lease payments for our existing facilities and the new facilities would be approximately $0.9 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price equal to the $55.0 million funded under the synthetic lease for property and improvements plus the amount of any accrued but unpaid lease payments. If we elect not to renew the lease or purchase the properties, we may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If we elect to arrange for the sale of the properties or surrender the properties to the lessor, we have guaranteed approximately 86% of the total original cost as the residual fair value of the properties.

      In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. entered into a ten-year lease for a 76,000 square-foot facility in Hopewell, New Jersey. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $1.7 million in years two and three, $1.8 million in years four to six, $2.0 million in years seven to nine and $2.1 million in year ten. The lease also provides our subsidiary with the option in the second year of the lease to borrow $2.0 million in tenant improvement funds from the landlord, at which time rental payments due under the lease will increase as the tenant improvement allowance is amortized over a ten-year period. We are the guarantor of the obligations of our subsidiary under the lease. We also lease space in East Windsor, New Jersey under an agreement that expires in January 2004. Our aggregate rent expense under the New Jersey leases is approximately $2.5 million per year.

      We believe that our facilities are well-maintained, in good operating condition and acceptable for our current operations.

ITEM 3. LEGAL PROCEEDINGS

      We are not presently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of the year ended December 31, 2002.

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

                                                                                          HIGH            LOW
                                                                                       ---------        --------
2001
First Quarter...................................................................       $   15.00        $   6.56
Second Quarter..................................................................       $   12.50        $   5.69
Third Quarter...................................................................       $   12.75        $   5.87
Fourth Quarter..................................................................       $   11.90        $   7.25
2002
First Quarter...................................................................       $   12.04        $   7.98
Second Quarter..................................................................       $    9.00        $   4.12
Third Quarter...................................................................       $    6.18        $   3.51
Fourth Quarter..................................................................       $    5.25        $   3.35

      As of March 10, 2003, there were approximately 253 holders of record of our common stock.

      We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The statement of operations data for the year ended December 31, 2002 and the balance sheet data as of December 31, 2002 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K that have been audited by Ernst & Young LLP, independent auditors. The statements of operations data for each of the years ended December 31, 2001 and 2000, and the balance sheet data as of December 31, 2001, have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K that have been audited by Arthur Andersen LLP, independent public accountants who have ceased operations. The statements of operations data for the years ended December 31, 1999 and 1998, and the balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from our audited financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------------------------------
                                                                   2002           2001          2000           1999          1998
                                                                ---------      ---------      ---------      --------      --------
STATEMENTS OF OPERATIONS DATA:                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues ..................................................     $  35,200      $  30,577      $  14,459      $  4,738      $  2,242
Operating expenses:
   Research and development, including stock-based
     compensation of $5,155 in 2002, $5,539 in 2001
     and $10,883 in 2000 ..................................        74,859         53,355         31,647        14,646         8,410
   General and administrative, including stock-based
     compensation of $5,113 in 2002, $5,231 in 2001
     and $9,958 in 2000 ...................................        23,234         20,861         18,289         2,913         2,024
                                                                ---------      ---------      ---------      --------      --------
Total operating expenses ..................................        98,093         74,216         49,936        17,559        10,434
                                                                ---------      ---------      ---------      --------      --------
Loss from operations ......................................       (62,893)       (43,639)       (35,477)      (12,821)       (8,192)
Interest and other income, net ............................         3,223          8,467          9,483           346           711
                                                                ---------      ---------      ---------      --------      --------
Net loss ..................................................       (59,670)       (35,172)       (25,994)      (12,475)       (7,481)
Accretion on redeemable convertible preferred stock .......            --             --           (134)         (536)         (357)
                                                                ---------      ---------      ---------      --------      --------
Net loss attributable to common stockholders ..............     $ (59,670)     $ (35,172)     $ (26,128)     $(13,011)     $ (7,838)
                                                                =========      =========      =========      ========      ========
Net loss per common share, basic and diluted ..............     $   (1.14)     $   (0.70)     $   (0.63)     $  (0.53)     $  (0.32)
                                                                =========      =========      =========      ========      ========
Shares used in computing net loss per common share,
   basic and diluted ......................................        52,263         50,213         41,618        24,530        24,445

                                                                                          AS OF DECEMBER 31,
                                                                -------------------------------------------------------------------
                                                                   2002           2001          2000           1999          1998
                                                                ---------      ---------      ---------      --------      --------
BALANCE SHEET DATA:                                                                         (IN THOUSANDS)
Cash, cash equivalents and investments, including
  restricted cash and investments of $57,710 in 2002
  $43,338 in 2001 and $13,879 in 2000 .....................     $ 123,096      $ 166,840      $ 202,680      $  9,156      $ 19,422
Working capital ...........................................       111,833        147,663        194,801         2,021        18,102
Total assets ..............................................       201,772        239,990        220,693        22,295        28,516
Long-term debt, net of current portion ....................         4,000             --          1,834         3,577         5,024
Redeemable convertible preferred stock ....................            --             --             --        30,050        29,515
Accumulated deficit .......................................      (149,745)       (90,075)       (54,903)      (28,909)      (16,434)
Stockholders' equity (deficit) ............................       169,902        218,372        207,628       (21,937)       (9,035)

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

      We employ internal resources and drug discovery alliances to discover potential small molecule drugs, therapeutic antibodies and therapeutic proteins for in vivo-validated drug targets that we consider to have high pharmaceutical value. We use our own sophisticated libraries of drug-like chemical compounds and an industrialized medicinal chemistry platform to identify small molecule drug candidates for our in vivo-validated drug targets. We have established alliances with Genentech, Inc. for the discovery of therapeutic proteins and antibody targets; with Abgenix, Inc. for the discovery and development of therapeutic antibodies based on our drug target discoveries; and with Incyte Genomics, Inc. for the discovery and development of therapeutic proteins. In addition, we have established collaborations and license agreements with many other leading pharmaceutical and biotechnology companies under which we receive fees and, in many cases, are eligible to receive milestone and royalty payments, for access to some of our technologies and discoveries for use in their own drug discovery efforts.

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

      Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in establishing research collaborations, technology licenses and new database subscriptions, expirations of our research collaborations and database subscriptions, the success rate of our discovery efforts leading to opportunities for new research collaborations and licenses, as well as milestone payments and royalties, the timing and willingness of collaborators to commercialize products which may result in royalties, and general and industry-specific economic conditions which may affect research and development expenditures. Our future revenues from database subscriptions, collaborations and alliances are uncertain because our existing agreements have fixed terms or relate to specific projects of limited duration. Our future revenues from technology licenses are uncertain because they depend, in large part, on securing new agreements. Subject to limited exceptions, we do not intend to continue to make our compound libraries available for purchase in the future. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future subscribers, collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests. We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues. Because of these and other factors, our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that quarter-to-quarter comparisons of our operating results are a good indication of our future performance.

      Since our inception, we have incurred significant losses and, as of December 31, 2002, we had an accumulated deficit of $149.7 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the development and analysis of knockout mice and our other functional genomics research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities, as well as expenses related to our patent infringement litigation against Deltagen, Inc., which was settled in September 2001. In connection with the expansion of our drug discovery programs and our functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

      As of December 31, 2002, we had net operating loss carryforwards of approximately $114.0 million. We also had research and development tax credit carryforwards of approximately $7.1 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2011, if not utilized. Utilization of the net operating losses and credits may be significantly limited due to a change in ownership as defined by provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

      We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

      Fees for access to our databases and other functional genomics resources are recognized ratably over the subscription or access period. Collaborative research payments are recognized as revenue as we perform our obligations related to such research to the extent such fees are non-refundable. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Non-refundable technology license fees are recognized as revenue upon the grant of the license when performance is complete and there is no continuing involvement.

      Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the relative fair value of the elements. The determination of fair value of each element is based on objective evidence. When revenues for an element are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement.

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

If employees and consultants continue to vest in accordance with their individual stock options, we expect to record amortization expense for deferred stock-based compensation of $10.2 million during 2003 and $0.9 million during 2004. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested stock options for which deferred stock-based compensation has been recorded are subsequently canceled or forfeited or may increase if additional stock options are granted to individuals other than employees or directors.

Goodwill Impairment

      Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

      In November 2002, the Financial Accounting Standards Board, or FASB issued Interpretation, or FIN, No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 will not have a material impact on our results of operations and financial position.

      In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of fair value of the undelivered items and, if the arrangement includes a general right of return, performance of the undelivered item is considered probable and substantially in our control. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted.

      In December 2002, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether to adopt the fair value based method.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. We are evaluating whether the adoption of FIN 46 will require us to consolidate the lessor under our synthetic lease. If such consolidation is required, our balance sheet will reflect as assets additional property and equipment approximating the $55.0 million funded under the synthetic lease for property and improvements, less accumulated depreciation, and a similar amount as a liability. In addition, we will be required to depreciate such improvements over their useful lives. We may, however, elect to restructure or replace the synthetic lease prior to the adoption of FIN 46, whether or not such consolidation would be required. We believe that the consolidation of the lessor, if required, will not have a material adverse effect on our financial condition or results of operations.

RESULTS OF OPERATIONS

Years Ended December 31, 2002 and 2001

      Revenues. Total revenues increased 15% to $35.2 million in 2002 from $30.6 million in 2001. The increase of $4.6 million was primarily attributable to a $5.9 million increase in revenues from functional genomics collaborations and our drug discovery alliance with Incyte and a $3.1 million increase in revenues from database subscription and technology license fees, offset in part by a $4.4 million decrease in compound libraries and other revenue. We did not make our compound libraries available for purchase in 2002 and, subject to limited exceptions, do not intend to make our compound libraries available for purchase in the future.

      In 2002, Incyte, Bristol-Myers Squibb Company and Millennium Pharmaceuticals, Inc. represented 28%, 14% and 11% of revenues, respectively. In 2001, Incyte, Bristol-Myers Squibb and Merck & Co., Inc. represented 16%, 13% and 12% of revenues, respectively.

      Research and Development Expenses. Research and development expenses increased 40% to $74.9 million in 2002 from $53.4 million in 2001. The increase of $21.5 million was primarily attributable to increased personnel and facility costs to support the expansion of our drug discovery programs, including a full year of medicinal chemistry operations, the development and analysis of knockout mice and our other functional genomics research efforts. Research and development expenses for 2002 and 2001 included $5.2 million and $5.5 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

      General and Administrative Expenses. General and administrative expenses increased 11% to $23.2 million in 2002 from $20.9 million in 2001. The increase of $2.3 million was due primarily to additional personnel costs offset by a reduction in legal costs as a result of the September 2001 settlement of our patent infringement litigation against Deltagen, Inc. General and administrative expenses for 2002 and 2001 included $5.1 million and $5.2 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

      Interest and Other Income. Interest and other income decreased 63% to $3.2 million in 2002 from $8.8 million in 2001. This decrease resulted from lower cash and investment balances and lower average interest rates during 2002.

      Net Loss and Net Loss Per Common Share. Net loss attributable to common shareholders increased to $59.7 million in 2002 from $35.2 million in 2001. Net loss per common share increased to $1.14 in 2002 from $0.70 in 2001. Excluding stock-based compensation expense of $10.3 million and $10.8 million in 2002 and 2001, respectively, we would have had a net loss of $49.4 million and net loss per common share of $0.95 in 2002, as compared to a net loss of $24.4 million and net loss per common share of $0.49 in 2001.

Years Ended December 31, 2001 and 2000

      Revenues. Total revenues increased 111% to $30.6 million in 2001 from $14.5 million in 2000. The increase of $16.1 million was primarily attributable to a $10.2 million increase in revenues from database subscription and technology license fees, a $1.7 million increase in revenues from functional genomics collaborations and our drug discovery alliance with Incyte and revenues of $4.5 million from compound library sales, offset in part by a $0.3 million decrease in other revenue.

      In 2001, Incyte, Bristol-Myers Squibb and Merck represented 16%, 13% and 12% of revenues, respectively. In 2000, the Merck Genome Research Institute and Millennium represented 35% and 14% of revenues, respectively.

      Research and Development Expenses. Research and development expenses increased 69% to $53.4 million in 2001 from $31.6 million in 2000. The increase of $21.8 million was attributable to continued growth of research and development activities, primarily related to increased personnel costs to support the expansion of our drug discovery programs, the development and analysis of knockout mice and our other functional genomics research efforts, offset in part by lower stock-based compensation in 2001. Research and development expenses for 2001 and 2000 included $5.5 million and $10.9 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

      General and Administrative Expenses. General and administrative expenses increased 14% to $20.9 million in 2001 from $18.3 million in 2000. The increase of $2.6 million was due primarily to additional personnel costs for business development and finance and administration, as well as expenses associated with our patent infringement litigation against Deltagen, offset in part by lower stock-based compensation in 2001. General and administrative expenses for 2001 and 2000 included $5.2 million and $10.0 million, respectively, of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

      Interest and Other Income. Interest income decreased 11% to $8.8 million in 2001 from $9.9 million in 2000. This decrease resulted from lower cash and investment balances and lower average interest rates on our investments.

      Net Loss and Net Loss Per Common Share. Net loss attributable to common stockholders increased to $35.2 million in 2001 from $26.1 million in 2000. Net loss per common share increased to $0.70 in 2001 from $0.63 in 2000. Excluding stock-based compensation expense of $10.8 million and $20.8 million in 2001 and 2000, respectively, and assuming the conversion of the redeemable convertible preferred stock into common stock occurred on the date of original issuance (May
1998), we would have had a net loss of $24.4 million and net loss per common share of $0.49 in 2001, as compared to a net loss of $5.2 million and net loss per common share of $0.11 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription, collaboration and license agreements, equipment financing arrangements and leasing arrangements. From our inception through December 31, 2002, we had received net proceeds of $242.7 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through December 31, 2002, we received $101.7 million in cash payments from database subscription and technology license fees, drug discovery alliances, functional genomics collaborations, sales of compound libraries and reagents and government grants, of which $88.5 million had been recognized as revenues through December 31, 2002.

      As of December 31, 2002, we had $123.1 million in cash, cash equivalents and short-term and long-term investments (including $57.7 million of restricted cash and investments), as compared to $166.8 million (including $43.3 million of restricted cash and investments) as of December 31, 2001. We used cash of $28.8 million in operations in 2002. This consisted primarily of the net loss for the year of $59.7 million offset by non-cash charges of $10.3 million related to stock-based compensation expense, $9.1 million related to depreciation expense and $1.2 million related to amortization of intangible assets other than goodwill; a $5.6 million increase in deferred revenue; and changes in other operating assets and liabilities of $4.5 million. Investing activities provided cash of $47.2 million in 2002, principally as a result of net maturities of short-term investments and the sale of long-term investments, offset by an increase in restricted cash and purchases of property and equipment. We received cash of $4.6 million in financing activities in 2002, consisting principally of proceeds from a $4.0 million loan and stock option exercises.

      In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility for the distribution of utilities and related services among our facilities. Including the purchase price for our existing facilities, the synthetic lease, as amended, provided for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a year-end LIBOR rate of 1.4%, our total lease payments would be approximately $0.9 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price equal to the $55.0 million funded under the synthetic lease for property and improvements plus the amount of any accrued but unpaid lease payments. If we elect not to renew the lease or purchase the properties, we may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If we elect to arrange for the sale of the properties or surrender the properties to the lessor, we have guaranteed approximately 86% of the total original cost as the residual fair value of the properties. We are required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement. In addition, we have agreed to maintain cash and investments of at least $12.0 million in excess of our restricted cash and investments. If our cash and investments fall below that level, we may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because our cost to purchase the properties would not materially exceed the $55.0 million funded under the synthetic lease for property and improvements and would likely be less than the amount of restricted cash and investments we are required to maintain under the synthetic lease, we believe that any requirement that we do so would not have a material adverse effect on our financial condition. As of December 31, 2002 and 2001, we maintained restricted cash and investments of $57.2 million and $43.3 million, respectively, to collateralize funding for property and improvements under the synthetic lease of $55.0 million and $41.7 million.

      In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. entered into a ten-year lease for a 76,000 square-foot facility in Hopewell, New Jersey. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $1.7 million in years two and three, $1.8 million in years four to six, $2.0 million in years seven to nine and $2.1 million in year ten. The lease also provides our subsidiary with the option in the second year of the lease to borrow $2.0 million in tenant improvement funds from the landlord, at which time rental payments due under the lease will increase as the tenant improvement allowance is amortized over a ten-year period. We are the guarantor of the obligations of our subsidiary under the lease.

      In December 2002, we borrowed $4.0 million under a note agreement with Genentech. The proceeds of the loan are to be used to fund research efforts under our alliance with Genentech for the discovery of therapeutic proteins and antibody targets. The note matures on or before December 31, 2005, but we may prepay it at any time. We may repay the note, at our option, in cash, in shares of our common stock valued at the then-current market value, or in a combination of cash and shares, subject to certain limitations. The note accrues interest at an annual rate of 8%, compounded quarterly.

      Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2002:

                                                                               PAYMENTS DUE BY PERIOD (IN MILLIONS)
                                                                       -------------------------------------------------
                                                                                   LESS                            MORE
                                                                                   THAN 1      1-3        3-5      THAN 5
                            CONTRACTUAL OBLIGATIONS                    TOTAL       YEAR      YEARS      YEARS      YEARS
                                                                       -----       ----      -----      -----      -----
      Long-term debt ..............................................    $ 4.0         --      $ 4.0         --         --
      Capital lease obligations ...................................       --         --         --         --         --
      Operating leases ............................................     22.7        3.5        5.6        4.7        8.9
      Other long-term liabilities reflected on our
          balance sheet under GAAP ................................      0.7         --         --        0.3        0.4
                                                                       -----      -----      -----      -----      -----
          Total ...................................................    $27.4      $ 3.5      $ 9.6      $ 5.0      $ 9.3
                                                                       =====      =====      =====      =====      =====

      Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain database subscription, alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and revenues we expect to derive from subscriptions to our databases, functional genomics collaborations, technology licenses and drug discovery alliances will be sufficient to fund our operations at least through the next 12 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities, restructure or replace our synthetic lease to reduce the required amount of restricted cash and investments, or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

DISCLOSURE ABOUT MARKET RISK

      We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less. We maintain a short-term investment portfolio which consists of U.S. government agency debt obligations, investment grade commercial paper, corporate debt securities and certificates of deposit that mature three to twelve months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements required by this Item are incorporated under Item 15 in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On March 26, 2002, the Board of Directors and its audit committee dismissed Arthur Andersen LLP as our independent public accountants and engaged Ernst & Young LLP to serve as our independent auditors for the fiscal year ending December 31, 2002, subject to stockholder ratification.

      Arthur Andersen's report on our consolidated financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal year ended December 31, 2001 and through the date of the Board of Directors' decision, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      During the fiscal year ended December 31, 2001 and through the date of the Board of Directors' decision, we did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item as to our directors and executive officers is hereby incorporated by reference from the information appearing under the captions "Election of Directors" and "Executive Officers" in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item as to our management is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Director - Director Compensation" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in our proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item as to the ownership by management and others of our securities is hereby incorporated by reference from the information appearing under the caption "Stock Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

      The following table presents aggregate summary information as of December 31, 2002 regarding the common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans, including our 2000 Equity Incentive Plan, 2000 Non-Employee Directors' Stock Option Plan and Coelacanth Corporation 1999 Stock Option Plan.

                                                 (a)                         (b)                         (c)
                                                                          WEIGHTED
                                                                           AVERAGE
                                                                       EXERCISE PRICE            NUMBER OF SECURITIES
                                        NUMBER OF SECURITIES            PER SHARE OF           REMAINING AVAILABLE FOR
                                          TO BE ISSUED UPON              OUTSTANDING         FUTURE ISSUANCE UNDER EQUITY
                                             EXERCISE OF                  OPTIONS,          COMPENSATION PLANS (EXCLUDING
                                        OUTSTANDING OPTIONS,            WARRANTS AND           SECURITIES REFLECTED IN
        PLAN CATEGORY                    WARRANTS AND RIGHTS               RIGHTS                    COLUMN (a))
-------------------------------        ------------------------        ---------------      -----------------------------
Equity compensation plans
    approved by security
    holders (1) .................             11,282,188                    $6.5006                     2,124,606 (3)(4)(5)
Equity compensation plans
    not approved by security
    holders (2) .................                 89,979                     2.6807                           --
                                              ----------                    -------                    ---------
       Total.....................             11,372,167                    $6.4704                    2,124,606

----------
(1) Consists of shares of our common stock issued or remaining available for issuance under our 2000 Equity Incentive Plan and 2000 Non-Employee Directors' Stock Option Plan.

(2) Consists of shares of our common stock issuable upon the exercise of options granted under the Coelacanth Corporation 1999 Stock Option Plan, which we assumed in connection with our July 2001 acquisition of Coelacanth Corporation.

(3) Includes 1,605,106 shares available for future issuance under our 2000 Equity Incentive Plan, some or all of which may be awarded as stock bonuses.

(4) Our 2000 Equity Incentive Plan provides that on each January 1, the number of shares available for issuance under the plan will be automatically increased by the greater of (i) five percent of our outstanding shares on a fully-diluted basis or (ii) the number of shares that could be issued under awards granted under the plan during the prior year. Our Board of Directors may provide for a lesser increase in the number of shares available for issuance under the plan.

(5) Our 2000 Non-Employee Directors' Stock Option Plan provides that on the day following each annual meeting of stockholders, the number of shares available for issuance under the plan will be automatically increased by the greater of (i) 0.3% of our outstanding shares on a fully-diluted basis or (ii) the number of shares that could be issued under options granted under the plan during the prior year. Our Board of Directors may provide for a lesser increase in the number of shares available for issuance under the plan.

Coelacanth Corporation 1999 Stock Option Plan

      We assumed the Coelacanth Corporation 1999 Stock Option Plan and the outstanding stock options under the plan in connection with our July 2001 acquisition of Coelacanth. We will not grant any further options under the plan. As outstanding options under the plan expire or terminate, the number of shares authorized for issuance under the plan will be correspondingly reduced.

      The purpose of the plan was to provide an opportunity for employees, directors and consultants of Coelacanth to acquire a proprietary interest, or otherwise increase their proprietary interest, in Coelacanth as an incentive to continue their employment or service. Both incentive and nonstatutory options are outstanding under the plan. Most outstanding options vest over time and expire ten years from the date of grant. The exercise price of options awarded under the plan was determined by the plan administrator at the time of grant. In general, incentive stock options have an exercise price of 100% or more of the fair market value of Coelacanth common stock on the date of grant and nonstatutory stock options have an exercise price as low as 85% of fair market value on the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item as to certain business relationships and transactions with our management and other related parties is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

      Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

      Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents filed as a part of this report:

            1.    Consolidated Financial Statements

                                                                                              PAGE
                                                                                              ----
      Report of Independent Auditors......................................................     F-1
      Report of Independent Public Accountants............................................     F-2
      Consolidated Balance Sheets.........................................................     F-3
      Consolidated Statements of Operations...............................................     F-4
      Consolidated Statements of Stockholders' Equity (Deficit)...........................     F-5
      Consolidated Statements of Cash Flows...............................................     F-6
      Notes to Consolidated Financial Statements..........................................     F-7

            All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

            2.    Exhibits

     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------
            3.1     --    Restated Certificate of Incorporation (filed as
                          Exhibit 3.1 to the Company's Registration Statement on
                          Form S-1 (Registration No. 333-96469) and incorporated
                          by reference herein).

            3.2     --    Restated Bylaws (filed as Exhibit 3.2 to the Company's
                          Registration Statement on Form S-1 (Registration No.
                          333-96469) and incorporated by reference herein).

            10.1    --    Employment Agreement with Arthur T. Sands, M.D., Ph.D.
                          (filed as Exhibit 10.1 to the Company's Registration
                          Statement on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.2    --    Employment Agreement with James R. Piggott, Ph.D.
                          (filed as Exhibit 10.2 to the Company's Registration
                          Statement on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.3    --    Employment Agreement with Jeffrey L. Wade, J.D. (filed
                          as Exhibit 10.3 to the Company's Registration
                          Statement on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.4    --    Employment Agreement with Brian P. Zambrowicz, Ph.D.
                          (filed as Exhibit 10.4 to the Company's Registration
                          Statement on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.5    --    Employment Agreement with Julia P. Gregory (filed as
                          Exhibit 10.5 to the Company's Registration Statement
                          on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.6    --    Employment Agreement with Randall B. Riggs (filed as
                          Exhibit 10.6 to the Company's Registration Statement
                          on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.7    --    Employment Agreement with Alan Main, Ph.D. (filed as
                          Exhibit 10.1 to the Company's Quarterly Report on Form
                          10-Q for the period ended September 30, 2001 and
                          incorporated by reference herein).

     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------
            10.8    --    Employment Agreement with David Boulton (filed as
                          Exhibit 10.3 to the Company's Quarterly Report on Form
                          10-Q for the period ended September 30, 2001 and
                          incorporated by reference herein).

            10.9    --    Form of Indemnification Agreement with Officers and
                          Directors (filed as Exhibit 10.7 to the Company's
                          Registration Statement on Form S-1 (Registration No.
                          333-96469) and incorporated by reference herein).

            10.10   --    2000 Equity Incentive Plan (filed as Exhibit 10.8 to
                          the Company's Registration Statement on Form S-1
                          (Registration No. 333-96469) and incorporated by
                          reference herein).

            10.11   --    2000 Non-Employee Directors' Stock Option Plan (filed
                          as Exhibit 10.9 to the Company's Registration
                          Statement on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.12   --    Coelacanth Corporation 1999 Stock Option Plan (filed
                          as Exhibit 99.1 to the Company's Registration
                          Statement on Form S-8 (Registration No. 333-66380) and
                          incorporated by reference herein).

           +10.13   --    LexVision Database and Collaboration Agreement, dated
                          September 26, 2000, with Bristol-Myers Squibb Company
                          (filed as Exhibit 10.1 to the Company's Current Report
                          on Form 8-K dated September 26, 2000 and incorporated
                          by reference herein).

           +10.14   --    LexVision Database and Collaboration Agreement, dated
                          June 27, 2001, with Incyte Genomics, Inc. (filed as
                          Exhibit 10.2 to the Company's Quarterly Report on Form
                          10-Q for the period ended June 30, 2001 and
                          incorporated by reference herein).

           +10.15   --    Therapeutic Protein Alliance Agreement, dated June 27,
                          2001, with Incyte Genomics, Inc. (filed as Exhibit
                          10.3 to the Company's Quarterly Report on Form 10-Q
                          for the period ended June 30, 2001 and incorporated by
                          reference herein).

          *+10.16   --    Collaboration and License Agreement, dated December
                          17, 2002, with Genentech, Inc.

            10.17   --    Synthetic Lease Financing Facility with First Security
                          Bank, National Association, the Lenders and Holders
                          named therein, and Bank of America, N.A. (filed as
                          Exhibit 10.12 to the Company's Annual Report on Form
                          10-K for the year ended December 31, 2000 and
                          incorporated by reference herein).

            10.18   --    Lease Agreement, dated October 21, 1998, between
                          Coelacanth Chemical Corporation and ARE-279 Princeton
                          Road, LLC. (filed as Exhibit 10.18 to the Company's
                          Annual Report on Form 10-K for the year ended December
                          31, 2001 and incorporated by reference herein).

            10.19   --    Lease Agreement, dated May 23, 2002, between Lexicon
                          Pharmaceuticals (New Jersey), Inc. and Townsend
                          Property Trust Limited Partnership (filed as Exhibit
                          10.2 to the Company's Quarterly Report on Form 10-Q
                          for the period ended June 30, 2002 and incorporated by
                          reference herein).

            21.1    --    Subsidiaries (filed as Exhibit 21.1 to the Company's
                          Annual Report on Form 10-K for the year ended December
                          31, 2001 and incorporated by reference herein).

            *23.1   --    Consent of Ernst & Young LLP

            *23.2   --    Information regarding consent of Arthur Andersen LLP

            *24.1   --    Power of Attorney (contained in signature page)

     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------
             99.1   --    Letter to the Securities and Exchange Commission
                          regarding Audit Assurances (filed as Exhibit 99.1 to
                          the Company's Annual Report on Form 10-K for the year
                          ended December 31, 2001 and incorporated by reference
                          herein).

            *99.2   --    Certification of CEO and CFO Pursuant to Section 906
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

                                      LEXICON GENETICS INCORPORATED


Date: March 17, 2003                  By:  /s/ ARTHUR T. SANDS
                                         ---------------------------------------
                                           Arthur T. Sands, M.D., Ph.D.
                                           President and Chief Executive Officer


Date: March 17, 2003                  By:  /s/ JULIA P. GREGORY
                                         ---------------------------------------
                                           Julia P. Gregory
                                           Executive Vice President and
                                           Chief Financial Officer

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

            SIGNATURE                                 TITLE                                    DATE
            ---------                                 -----                                    ----
/S/ ARTHUR T. SANDS               President and Chief Executive Officer                    March 17, 2003
------------------------------    (Principal Executive Officer)
Arthur T. Sands, M.D., Ph.D.

/S/ JULIA P. GREGORY              Executive Vice President and                             March 17, 2003
------------------------------    Chief Financial Officer
Julia P. Gregory                  (Principal Financial and Accounting Officer)

/S/ C. THOMAS CASKEY
------------------------------
C. Thomas Caskey, M.D.            Chairman of the Board of Directors                       March 17, 2003

/S/ SAM L. BARKER
------------------------------
Sam L. Barker, Ph.D.              Director                                                 March 17, 2003

/S/ PATRICIA M. CLOHERTY
------------------------------
Patricia M. Cloherty              Director                                                 March 17, 2003

/S/ ROBERT J. LEFKOWITZ
------------------------------
Robert J. Lefkowitz, M.D.         Director                                                 March 17, 2003

/S/ WILLIAM A. MCMINN
------------------------------
William A. McMinn                 Director                                                 March 17, 2003

                                 CERTIFICATIONS

I, Arthur T. Sands, certify that:

      1. I have reviewed this annual report on Form 10-K of Lexicon Genetics Incorporated;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003


                                           /s/ ARTHUR T. SANDS
                                           -------------------------------------
                                           Arthur T. Sands, M.D., Ph.D.
                                           President and Chief Executive Officer

I, Julia P. Gregory, certify that:

      1. I have reviewed this annual report on Form 10-K of Lexicon Genetics Incorporated;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003


                                                /s/ JULIA P. GREGORY
                                                --------------------------------
                                                Julia P. Gregory
                                                Executive Vice President and
                                                Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Lexicon Genetics Incorporated:

We have audited the accompanying consolidated balance sheet of Lexicon Genetics Incorporated and subsidiary (the Company) as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations and whose report dated February 22, 2002 expressed an unqualified opinion on those statements before the reclassification adjustments and conforming disclosures described in Note 4.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexicon Genetics Incorporated as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of the Company as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 4, these financial statements have been revised. We audited the reclassification adjustments and conforming disclosures described in Note 4 that were applied to revise the 2001 and 2000 financial statements. In our opinion, such reclassification adjustments and conforming disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such reclassification adjustments and conforming disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


                                             /s/ ERNST & YOUNG LLP

Houston, Texas
February 13, 2003

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

ARTHUR ANDERSEN LLP

Houston, Texas
February 22, 2002

THIS IS A COPY OF THE REPORT ISSUED BY ARTHUR ANDERSEN LLP, LEXICON'S FORMER INDEPENDENT PUBLIC ACCOUNTANTS, IN CONNECTION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH LEXICON'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. SEE EXHIBIT 23.2 FOR FURTHER INFORMATION.

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                                           AS OF DECEMBER 31,
                                                                                                     ------------------------------
                                                                                                        2002                 2001
                                                                                                     ---------            ---------
ASSETS
Current assets:
    Cash and cash equivalents ............................................................           $  39,362            $  16,355
    Restricted cash ......................................................................              29,487                6,693
    Short-term investments, including restricted investments
       of $28,223 and $36,645, respectively ..............................................              54,247              133,394
    Accounts receivable, net of allowance for doubtful accounts
       of $109 and $211, respectively ....................................................               5,143                4,544
    Prepaid expenses and other current assets ............................................               4,893                5,456
                                                                                                     ---------            ---------
       Total current assets ..............................................................             133,132              166,442
Property and equipment, net of accumulated depreciation
    of $19,768 and $10,747, respectively .................................................              37,362               26,707
Long-term investments ....................................................................                  --               10,398
Goodwill .................................................................................              25,798               25,798
Intangible assets, net of amortization of $1,760 and $560, respectively ..................               4,240                5,440
Other assets .............................................................................               1,240                5,205
                                                                                                     ---------            ---------
       Total assets ......................................................................           $ 201,772            $ 239,990
                                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .....................................................................           $   4,378            $   3,168
    Accrued liabilities ..................................................................               4,161                5,016
    Current portion of deferred revenue ..................................................              12,760               10,595
                                                                                                     ---------            ---------
       Total current liabilities .........................................................              21,299               18,779
Deferred revenue, net of current portion .................................................               5,887                2,500
Long-term debt ...........................................................................               4,000                   --
Other long-term liabilities ..............................................................                 684                  339
                                                                                                     ---------            ---------
       Total liabilities .................................................................              31,870               21,618

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding ..................................................                  --                   --
    Common stock, $.001 par value; 120,000 shares authorized;
       52,367 and 52,022 shares issued and outstanding, respectively .....................                  52                   52
    Additional paid-in capital ...........................................................             330,701              331,092
    Deferred stock compensation ..........................................................             (11,106)             (22,260)
    Accumulated deficit ..................................................................            (149,745)             (90,075)
    Accumulated other comprehensive loss .................................................                  --                 (437)
                                                                                                     ---------            ---------
       Total stockholders' equity ........................................................             169,902              218,372
                                                                                                     ---------            ---------
       Total liabilities and stockholders' equity ........................................           $ 201,772            $ 239,990
                                                                                                     =========            =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------------
                                                                                       2002            2001            2000
                                                                                     --------        --------        --------
Revenues:
   Subscription and license fees ..........................................          $ 17,871        $ 14,744        $  4,579
   Collaborative research .................................................            17,088          11,220           9,505
   Compound libraries and other ...........................................               241           4,613             375
                                                                                     --------        --------        --------
     Total revenues .......................................................            35,200          30,577          14,459
Operating expenses:
   Research and development, including stock-based
     compensation of $5,155, $5,539 and $10,883, respectively .............            74,859          53,355          31,647
   General and administrative, including stock-based
     compensation of $5,113, $5,231 and $9,958, respectively ..............            23,234          20,861          18,289
                                                                                     --------        --------        --------
     Total operating expenses .............................................            98,093          74,216          49,936
                                                                                     --------        --------        --------
Loss from operations ......................................................           (62,893)        (43,639)        (35,477)
Interest and other income .................................................             3,230           8,781           9,905
Interest expense ..........................................................                (7)           (314)           (422)
                                                                                     --------        --------        --------
Net loss ..................................................................           (59,670)        (35,172)        (25,994)
Accretion on redeemable convertible preferred stock .......................                --              --            (134)
                                                                                     --------        --------        --------
Net loss attributable to common stockholders ..............................          $(59,670)       $(35,172)       $(26,128)
                                                                                     ========        ========        ========

Net loss per common share, basic and diluted ..............................          $  (1.14)       $  (0.70)       $  (0.63)
                                                                                     ========        ========        ========
Shares used in computing net loss per common share,
   basic and diluted ......................................................            52,263          50,213          41,618

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                                                        ACCUMULATED        TOTAL
                                            COMMON STOCK      ADDITIONAL    DEFERRED                       OTHER       STOCKHOLDERS'
                                        -------------------    PAID-IN       STOCK       ACCUMULATED   COMPREHENSIVE      EQUITY
                                        SHARES    PAR VALUE    CAPITAL    COMPENSATION     DEFICIT          LOSS         (DEFICIT)
                                        ------    ---------   ----------  ------------   -----------   -------------   -------------
Balance at December 31, 1999 .......     24,540      $24      $   7,863     $   (915)     $ (28,909)       $  --        $ (21,937)
Initial public offering of
  common stock .....................     10,000       10        203,175           --             --           --          203,185
Accretion on redeemable convertible
  preferred stock to redemption
  value ............................         --       --           (134)          --             --           --             (134)
Conversion of redeemable convertible
  preferred stock to common stock ..     12,734       13         30,171           --             --           --           30,184
Deferred stock compensation, net of
  reversals ........................         --       --         53,563      (53,563)            --           --               --
Amortization of deferred stock
  compensation .....................         --       --             --       20,841             --           --           20,841
Exercise of common stock options ...        849        1          1,111           --             --           --            1,112
Exercise of common stock warrants ..        149       --            371           --             --           --              371
Net loss ...........................         --       --             --           --        (25,994)          --          (25,994)
                                        -------      ---      ---------     --------      ---------        -----        ---------
Balance at December 31, 2000 .......     48,272       48        296,120      (33,637)       (54,903)          --          207,628
Deferred stock compensation, net of
  reversals.........................         --       --           (958)         958             --           --               --
Deferred stock compensation of
  options assumed in acquisition ...         --       --             --         (351)            --           --             (351)
Amortization of deferred stock
  compensation .....................         --       --             --       10,770             --           --           10,770
Common stock issued in connection
  with acquisition .................      2,919        3         35,213           --             --           --           35,216
Exercise of common stock options ...        419        1            717           --             --           --              718
Exercise of common stock warrants ..        412       --             --           --             --           --               --
Net loss ...........................         --       --             --           --        (35,172)          --          (35,172)
Unrealized loss on long-term
  investments ......................         --       --             --           --             --         (437)            (437)
                                                                                                                        ---------
Comprehensive loss .................         --       --             --           --             --           --          (35,609)
                                        -------      ---      ---------     --------      ---------        -----        ---------
Balance at December 31, 2001 .......     52,022       52        331,092      (22,260)       (90,075)        (437)         218,372
Deferred stock compensation, net of
  reversals.........................         --       --           (985)         985             --           --               --
Issuance of restricted stock .......         18       --             99          (99)            --           --               --
Amortization of deferred stock
  compensation .....................         --       --             --       10,268             --           --           10,268
Cancellation of equity securities
  in connection with acquisition ...         (7)      --            (79)          --             --           --              (79)
Exercise of common stock options ...        330       --            574           --             --           --              574
Exercise of common stock warrants ..          4       --             --           --             --           --               --
Net loss ...........................         --       --             --           --        (59,670)          --          (59,670)
Reversal of unrealized loss on
  sale of long-term investments ....         --       --             --           --             --          437              437
                                                                                                                        ---------
Comprehensive loss .................         --       --             --           --             --           --          (59,233)
                                        -------      ---      ---------     --------      ---------        -----        ---------
Balance at December 31, 2002 .......     52,367      $52      $ 330,701     $(11,106)     $(149,745)       $  --        $ 169,902
                                        =======      ===      =========     ========      =========        =====        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                          -----------------------------------------
                                                                                             2002            2001            2000
                                                                                          ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ........................................................................      $ (59,670)      $ (35,172)      $ (25,994)
   Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation ..................................................................          9,111           5,220           2,621
     Amortization of intangible assets, other than goodwill ........................          1,200             560              --
     Amortization of deferred stock compensation ...................................         10,268          10,770          20,841
     Loss on sale of long-term investments .........................................            197              --              --
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ..................................           (599)         (1,409)            577
       (Increase) decrease in prepaid expenses and other current assets ............            484          (2,531)           (460)
       (Increase) decrease in other assets .........................................          3,965          (4,919)             97
       Increase in accounts payable and other liabilities ..........................            700           1,089           4,354
       Increase (decrease) in deferred revenue .....................................          5,552           8,402          (3,538)
                                                                                          ---------       ---------       ---------
         Net cash used in operating activities .....................................        (28,792)        (17,990)         (1,502)
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment .............................................        (19,766)        (13,471)         (7,709)
   (Increase) decrease in restricted cash ..........................................        (22,794)          7,186         (13,879)
   Purchase of short-term investments ..............................................        (91,962)       (355,869)       (269,847)
   Maturities of short-term investments ............................................        171,109         387,345         112,108
   Purchase of long-term investments ...............................................             --         (10,835)             --
   Sale of long-term investments ...................................................         10,638              --              --
   Payment of transaction costs, net of cash acquired ..............................             --            (752)             --
                                                                                          ---------       ---------       ---------
         Net cash provided by (used in) investing activities .......................         47,225          13,604        (179,327)
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on capital lease obligations .................................             --              --            (133)
   Proceeds from debt borrowings ...................................................          4,000              --              --
   Repayment of debt borrowings ....................................................             --          (3,909)         (1,462)
   Proceeds from issuance of common stock ..........................................            574             718         204,330
                                                                                          ---------       ---------       ---------
         Net cash provided by (used in) financing activities .......................          4,574          (3,191)        202,735
                                                                                          ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents ...............................         23,007          (7,577)         21,906
Cash and cash equivalents at beginning of year .....................................         16,355          23,932           2,026
                                                                                          ---------       ---------       ---------
Cash and cash equivalents at end of year ...........................................      $  39,362       $  16,355       $  23,932
                                                                                          =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest ..........................................................      $       7       $     330       $     422

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
   Unrealized loss on long-term investments ........................................      $      --       $    (437)      $      --
   Reversal of unrealized loss on sale of long-term investments ....................      $     437       $      --       $      --
   Conversion of redeemable convertible preferred stock into common stock ..........      $      --       $      --       $  30,184
   Conversion of related party note payable into common stock ......................      $      --       $      --       $     338
   Issuance of equity securities in connection with acquisition ....................      $      --       $  35,216       $      --
   Cancellation of equity securities in connection with acquisition ................      $     (79)      $      --       $      --
   Deferred stock compensation, net of reversals ...................................      $     985       $     958       $ (53,563)
   Deferred stock compensation in connection with issuance of
     restricted stock ..............................................................      $     (99)      $      --       $      --
   Retirement of property and equipment ............................................      $      90       $     181       $      --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

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

Cash, Cash Equivalents, Short-term Investments and Long-term Investments:
Lexicon considers all highly-liquid investments with original maturities or auction-based interest rate reset dates of three months or less to be cash equivalents. Management determines the appropriate classification of its cash equivalents, short-term investments and long-term investments at the time of purchase. Short-term investments consist of U.S. government agency debt obligations, investment grade commercial paper, corporate debt securities and certificates of deposit that have maturities of three to twelve months from the date of purchase. Short-term investments are classified as held-to-maturity securities in the accompanying financial statements. Held-to-maturity securities are carried at amortized cost. Long-term investments at December 31, 2001 consist of a U.S. government agency debt obligation with a maturity greater than twelve months from the time of purchase. Long-term investments are classified as available-for-sale securities and, accordingly, are stated at fair value based upon quoted market prices of the securities. Unrealized gains and losses on such securities are reported as other comprehensive income (loss), which is a separate component of stockholders' equity. In 2002, the Company sold its available-for-sale securities. As a result, there is no unrealized gain (loss) as of December 31, 2002.

Restricted Cash and Investments: Lexicon is required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement under which it leases its office and laboratory facilities in The Woodlands, Texas as well as to collateralize standby letters of credit for the leases on its office and laboratory facilities in East Windsor and Hopewell, New Jersey (see Note 10). As of December 31, 2002 and 2001, the Company maintained restricted cash and investments of $57.7 million and $43.3 million, respectively, under these agreements.

Concentration of Credit Risk: Lexicon's cash equivalents, short-term investments and trade receivables represent potential concentrations of credit risk. The Company minimizes potential concentrations of risk in cash equivalents and short-term investments by placing investments in high-quality financial instruments. The Company's customers are primarily pharmaceutical and biotechnology companies located in the United States and Europe. The Company has not experienced any significant credit losses to date and, at December 31, 2002, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery of the functions and pharmaceutical utility of genes and the use of those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease. Substantially all of the Company's revenues have been derived from subscriptions to its databases, drug discovery alliances, functional genomics collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses and compound library sales. In 2002, Incyte Genomics, Inc., Bristol-Myers Squibb Company and Millennium Pharmaceuticals, Inc. represented 28%, 14% and 11% of revenues, respectively. In 2001, Incyte, Bristol-Myers Squibb and Merck & Co., Inc. represented 16%, 13% and 12% of revenues, respectively. In 2000, the Merck Genome Research Institute and Millennium represented 35% and 14% of revenues, respectively.

Property and Equipment: Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets which ranges from three to ten years. Maintenance, repairs and minor replacements are charged to expense as incurred. Significant renewals and betterments are capitalized.

Impairment of Long-Lived Assets: Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Goodwill Impairment: Under Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2002.

Revenue Recognition: Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Revenues are earned from database subscriptions, drug discovery alliances, functional genomics collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses and compound library sales.

Fees for access to databases and other functional genomics resources are recognized ratably over the subscription or access period. Collaborative research payments are recognized as revenue as Lexicon performs its obligations related to such research to the extent such fees are non-refundable. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Non-refundable technology license fees are recognized as revenue upon the grant of the license when performance is complete and there is no continuing involvement. Compound library sales are recognized as revenue upon shipment.

Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the relative fair values of the elements. The determination of fair value of each element is based on objective evidence. In accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," when revenues for an element are specifically tied to a separate earnings process, revenue is recognized when the specific performance obligation associated with the element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement.

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

Stock-based Compensation: As further discussed in Note 12, Lexicon has three stock-based compensation plans, which are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon recognized $10.3 million, $10.8 million and $20.8 million of stock-based compensation during 2002, 2001 and 2000, respectively, which was primarily related to option grants made prior to Lexicon's April 2000 initial public offering. The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of Financial Accounting Standards Board (FASB) No. 123 "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------
                                                                                     2002             2001            2000
                                                                                   --------         --------        --------
                                                                                                  (IN THOUSANDS)
Net loss, as reported ..................................................           $(59,670)        $(35,172)       $(25,994)
Add: Stock-based employee compensation
   expense included in reported net loss ...............................             10,268           10,770          20,841
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards ......................................................            (25,913)         (20,616)        (27,346)
                                                                                   --------         --------        --------
Pro forma net loss .....................................................           $(75,315)        $(45,018)       $(32,499)
                                                                                   ========         ========        ========

Net loss per common share, basic and diluted
   As reported .........................................................           $  (1.14)        $  (0.70)       $  (0.63)
                                                                                   ========         ========        ========
   Pro forma ...........................................................           $  (1.44)        $  (0.90)       $  (0.78)
                                                                                   ========         ========        ========

Net Loss Per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, warrants and convertible preferred stock are not included because they are antidilutive.

Comprehensive Loss: Comprehensive loss is comprised of net loss and unrealized gains and losses on long-term investments, which are considered available-for-sale securities. Comprehensive loss is reflected in the consolidated statements of stockholders' equity. During 2002, Lexicon sold its available-for-sale securities for $10.6 million, resulting in a realized loss of $197,000 reflected in its net loss for the year. As a result, there is no accumulated other comprehensive loss as of December 31, 2002.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 will not have a material impact on Lexicon's results of operations and financial position. See Note 10 regarding disclosures on residual value guarantees and Lexicon's exposure related to its synthetic lease and standby letters of credit related to other operating leases.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables." This issue requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables meet the following criteria: the delivered items have value to the customer on a standalone basis; there is objective and reliable evidence of fair value of the undelivered items; and, if the arrangement includes a general right of return, performance of the undelivered item is considered probable and substantially in control of Lexicon. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether to adopt the fair value based method. The additional disclosures required under SFAS 148 are effective for fiscal years ending after December 15, 2002, and have been provided in Note 2.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. The Company is evaluating whether the adoption of FIN 46 will require the consolidation of the lessor under its synthetic lease, discussed in Note 10. If such consolidation is required, the Company's balance sheet will reflect as assets additional property and equipment approximating the $55.0 million funded under the synthetic lease for property and improvements, less accumulated depreciation, and a similar amount as a liability. In addition, the Company will be required to depreciate such improvements over their useful lives. The Company may, however, elect to restructure or replace the synthetic lease prior to the adoption of FIN 46, whether or not such consolidation would be required.

4. RECLASSIFICATIONS AND CONFORMING DISCLOSURES

In the accompanying balance sheet as of December 31, 2001, Lexicon has reclassified the amount of restricted cash from cash and cash equivalents into a separate line item. The accompanying statements of cash flows for the years ended December 31, 2001 and 2000 have also been revised to reflect this reclassification. Additionally, Lexicon included disclosures at December 31, 2001 in a table in Note 5 to conform the prior year information to the current year presentation.

5. INVESTMENTS

Investments at December 31, 2002 and 2001 were as follows:

                                                                     AS OF DECEMBER 31, 2002
                                                   -------------------------------------------------------------
                                                                      GROSS           GROSS
                                                   AMORTIZED       UNREALIZED       UNREALIZED        ESTIMATED
                                                      COST            GAINS           LOSSES          FAIR VALUE
                                                   ---------       ----------       ----------        ----------
                                                                         (IN THOUSANDS)
Held-to-maturity:
  Certificates of deposit                          $   6,091        $     --         $     --         $   6,091
  U.S. government agencies                             7,036               5               --             7,041
  Corporate debt securities                           13,719               8               (3)           13,724
  Commercial paper                                    26,127              --               --            26,127
  Other debt securities                                1,274               7               --             1,281
                                                   ---------        --------         --------         ---------
     Total held-to-maturity investments            $  54,247        $     20         $     (3)        $  54,264
                                                   =========        ========         ========         =========

                                                                     AS OF DECEMBER 31, 2001
                                                   -------------------------------------------------------------
                                                                      GROSS           GROSS
                                                   AMORTIZED       UNREALIZED       UNREALIZED        ESTIMATED
                                                      COST            GAINS           LOSSES          FAIR VALUE
                                                   ---------       ----------       ----------        ----------
                                                                         (IN THOUSANDS)
Held-to-maturity:
  Certificates of deposit                          $  11,221        $     --         $     --         $  11,221
  U.S. government agencies                            24,125              23              (16)           24,132
  Corporate debt securities                           33,568             107              (26)           33,649
  Commercial paper                                    64,480               6               --            64,486
                                                   ---------        --------         --------         ---------
     Total held-to-maturity investments            $ 133,394        $    136         $    (42)        $ 133,488
                                                   =========        ========         ========         =========
Available-for-sale:
  U.S. government agencies                         $  10,835        $     --         $   (437)        $  10,398
                                                   ---------        --------         --------         ---------
     Total available-for-sale investments          $  10,835        $     --         $   (437)        $  10,398
                                                   =========        ========         ========         =========

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 are as follows:

                                                          ESTIMATED                AS OF DECEMBER 31,
                                                         USEFUL LIVES          -------------------------
                                                           IN YEARS              2002             2001
                                                         ------------          --------         --------
                                                                                   (IN THOUSANDS)
      Computers and software ........................        3-5               $ 10,996         $  8,659
      Furniture and fixtures ........................        5-7                  8,595            5,044
      Laboratory equipment ..........................        3-7                 27,282           17,000
      Leasehold improvements ........................        3-10                10,257            6,751
                                                                               --------         --------
         Total property and equipment ...............                            57,130           37,454
      Less: Accumulated depreciation ................                           (19,768)         (10,747)
                                                                               --------         --------
          Net property and equipment ................                          $ 37,362         $ 26,707
                                                                               ========         ========

7. INCOME TAXES

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

      The components of Lexicon's deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows:

                                                                                               AS OF DECEMBER 31,
                                                                                          --------------------------
                                                                                             2002             2001
                                                                                          --------          --------
                                                                                                   (IN THOUSANDS)
         Deferred tax assets:
           Net operating loss carryforwards ...............................               $ 39,887          $ 14,535
           Research and development tax credits ...........................                  7,113             4,607
           Stock-based compensation .......................................                  5,828             4,307
           Accrued expenses and other .....................................                  5,916             5,550
                                                                                          --------          --------
                Total deferred tax assets .................................                 58,744            28,999
         Deferred tax liabilities:

           Property and equipment .........................................                   (990)             (341)
           Other ..........................................................                   (138)              (18)
                                                                                          --------          --------
                Total deferred tax liabilities ............................                 (1,128)             (359)

         Less: Valuation allowance ........................................                (57,616)          (28,640)
                                                                                          --------          --------
                Net deferred tax assets ...................................               $     --          $     --
                                                                                          ========          ========

At December 31, 2002, Lexicon had net operating loss carryforwards of approximately $114.0 million and research and development tax credit carryforwards of approximately $7.1 million available to reduce future income taxes. These carryforwards will begin to expire in 2011. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Based on the federal tax law limits and the Company's cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained. During 2002, the valuation allowance increased $29.0 million primarily due to the Company's current year net loss, the acquired net operating loss carryforwards from the purchase of Coelacanth Corporation, and the current year research tax credits.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

On July 12, 2001, Lexicon completed the acquisition of Coelacanth Corporation in a merger. Coelacanth, now Lexicon Pharmaceuticals (New Jersey), Inc., forms the core of Lexicon Pharmaceuticals, the division of the

Company responsible for small molecule compound discovery. The results of Lexicon Pharmaceuticals (New Jersey), Inc. are included in the Company's results of operations for the period subsequent to the acquisition.

Goodwill, associated with the acquisition, of $25.8 million, which represents the excess of the $36.0 million purchase price over the fair value of the underlying net identifiable assets, was assigned to the consolidated entity, Lexicon. There were no changes in the carrying amount of goodwill for the year ended December 31, 2002. In accordance with SFAS 142, the goodwill balance is not subject to amortization, but is tested at least annually for impairment. The Company performed an impairment test of goodwill upon adoption of SFAS 142 and on its annual impairment assessment date. This comparison did not result in an impairment of goodwill at either assessment date.

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

The amortization expense for the year ended December 31, 2002 was $1.2 million. The estimated amortization expense for the next five years is as follows:

                                              FOR THE YEAR ENDING DECEMBER 31
                                              -------------------------------
                                                     (IN THOUSANDS)
                2003....................             $       1,200
                2004....................                     1,200
                2005....................                     1,200
                2006....................                       640
                2007....................             $          --

9. DEBT OBLIGATIONS

On December 31, 2002, Lexicon borrowed $4.0 million under a note agreement with Genentech, Inc. The proceeds of the loan are to be used to fund research efforts under the alliance agreement with Genentech discussed in Note 14. The note matures on or before December 31, 2005, but the Company may prepay it at any time. The Company may repay the note, at its option, in cash, in shares of common stock valued at the then-current market price, or in a combination of cash and shares, subject to certain limitations. The note accrues interest at an annual rate of 8%, compounded quarterly. The note is subordinated in right of payment to borrowings made under Lexicon's synthetic lease, which is discussed in Note 10.

10. COMMITMENTS AND CONTINGENCIES

Lease Obligations: In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased the Company's existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility. Including the purchase price for the Company's existing facilities, the synthetic lease, as amended, provides for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a year-end LIBOR rate of 1.4% the Company's total lease payments would be approximately $0.9 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or the Company may purchase the properties for a price equal to the $55.0 million funded under the synthetic lease for property and improvements plus the amount of any accrued but unpaid lease payments. If the Company elects not to renew the lease or purchase the properties, it may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If the Company elects to arrange for the sale of the properties or surrender the properties to the lessor, it has guaranteed approximately 86% of the total original cost as the residual fair value of the properties. The Company is required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement. In addition, Lexicon has agreed to maintain cash and investments of at least $12.0 million in excess of the Company's restricted cash and investments. If the Company's cash and investments fall below that level, the Company may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because the Company's cost to purchase the properties would not materially exceed the $55.0 million funded under the synthetic lease for property and improvements and would likely be less than the amount of restricted cash and investments it is required to maintain under the synthetic lease, the Company believes that any requirement that it do so would not have a material adverse effect on its financial condition. As of December 31, 2002 and 2001, the Company maintained restricted cash and investments of $57.2 million and $43.3 million, respectively, to collateralize funding for property and improvements under the synthetic lease of $55.0 million and $41.7 million.

Lexicon's subsidiary leases laboratory and office space in East Windsor, New Brunswick and Hopewell, New Jersey under agreements which expire in January 2004, January 2003 and May 2012, respectively. The Hopewell lease is a ten-year lease for a 76,000 square-foot facility in New Jersey. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $1.7 million in years two and three, $1.8 million in years four to six, $2.0 million in years seven to nine and $2.1 million in year ten. The lease also provides an option in the second year of the lease to borrow $2.0 million in tenant improvement funds from the landlord, at which time rental payments due under the lease will increase as the tenant improvement allowance is amortized over a ten-year period. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the East Windsor and Hopewell leases. As of December 31, 2002, the Company had $0.5 million in restricted investments to collateralize standby letters of credit for these leases. Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $2.8 million, $0.9 million, and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The table below includes non-cancelable future lease payments for the facilities in The Woodlands, Texas based on a year-end LIBOR rate of 1.4%, as well as future lease payments for the facilities in New Jersey:

                                                                FOR THE YEAR ENDING
                                                                    DECEMBER 31
                                                               ---------------------
                                                                  (IN THOUSANDS)
           2003...................................               $         3,479
           2004...................................                         2,796
           2005...................................                         2,805
           2006...................................                         2,769
           2007...................................                         1,904
           Thereafter.............................                         8,953
                                                                 ---------------
                      Total.......................               $        22,706
                                                                 ===============

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

11. CAPITAL STOCK

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

12. STOCK OPTIONS AND WARRANTS

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

The Board of Directors initially authorized and reserved an aggregate of 11,250,000 shares of common stock for issuance under the Equity Incentive Plan. On January 1 of each year for ten years, beginning in 2001, the number of shares reserved for issuance under the Equity Incentive Plan automatically will be increased by the greater of:

      -     5% of Lexicon's outstanding shares on a fully-diluted basis; or

      - that number of shares that could be issued under awards granted under the Equity Incentive Plan during the prior 12-month period;

provided that the Board of Directors may provide for a lesser increase in the number of shares reserved under the Equity Incentive Plan for any year. The total number of shares reserved in the aggregate may not exceed 60,000,000 shares over the ten-year period.

As of December 31, 2002, an aggregate of 14,500,000 shares of common stock had been reserved for issuance, options to purchase 11,201,000 shares were outstanding and 1,693,000 shares had been issued upon the exercise of stock options issued under the Equity Incentive Plan.

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

The Board of Directors initially authorized and reserved a total of 600,000 shares of its common stock for issuance under the Directors' Plan. On the day after each annual meeting of Lexicon's stockholders, for 10 years, starting in 2001, the share reserve will automatically be increased by a number of shares equal to the greater of:

      -     0.3% of the Company's outstanding shares on a fully-diluted basis;
            or

      - that number of shares that could be issued under options granted under the Directors' Plan during the prior 12-month period;

provided that the Board of Directors may provide for a lesser increase in the number of shares reserved under the Directors' Plan for any year.

As of December 31, 2002, an aggregate of 600,000 shares of common stock had been reserved for issuance, options to purchase 81,000 shares were outstanding and no options had been exercised under the Directors' Plan.

Coelacanth Corporation 1999 Stock Option Plan: Lexicon assumed the Coelacanth Corporation 1999 Stock Option Plan (the "Coelacanth Plan") and the outstanding stock options under the plan in connection with our July 2001 acquisition of Coelacanth Corporation. The Company will not grant any further options under the plan. As outstanding options under the plan expire or terminate, the number of shares authorized for issuance under the plan will be correspondingly reduced.

The purpose of the plan was to provide an opportunity for employees, directors and consultants of Coelacanth to acquire a proprietary interest, or otherwise increase their proprietary interest, in Coelacanth as an incentive to continue their employment or service. Both incentive and nonstatutory options are outstanding under the plan. Most outstanding options vest over time and expire ten years from the date of grant. The exercise price of options awarded under the plan was determined by the plan administrator at the time of grant. In general, incentive stock options have an exercise price of 100% or more of the fair market value of Coelacanth common stock on the date of grant and nonstatutory stock options have an exercise price as low as 85% of fair market value on the date of grant.

As of December 31, 2002, an aggregate of 123,000 shares of common stock had been reserved for issuance, options to purchase 90,000 shares of common stock were outstanding, options to purchase 10,000 shares of common stock had been cancelled and 23,000 shares of common stock had been issued upon the exercise of stock options issued under the Coelacanth Plan.

Stock-based Compensation: SFAS 123, "Accounting for Stock-Based Compensation," allows companies to adopt one of two methods for accounting for stock options. Lexicon has elected the method that requires disclosure only of stock-based compensation. Because of this election, the Company is required to account for its employee stock-based compensation plans under APB Opinion No. 25 and its related interpretations. Accordingly, deferred compensation is recorded for stock-based compensation grants based on the excess of the estimated fair value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant, generally four years. If the exercise price of the stock-based compensation grants is equal to the estimated fair value of the Company's stock on the date of grant, no compensation expense is recorded.

During the year ended December 31, 2000, Lexicon recorded $54.1 million in aggregate deferred compensation relating to options issued to employees and non-employee directors. During the years ended December 31, 2002, 2001 and 2000, the Company recognized $10.3 million, $10.7 million and $20.0 million, respectively, in compensation expense relating to these options. Additionally, during the years ended December 31, 2002 and 2001, the Company reversed approximately $612,000 and $1.4 million, respectively, of deferred compensation and additional paid-in capital for unamortized deferred compensation related to the forfeiture of nonvested options by terminated employees. Total amortization expense was revised to the extent amortization had previously been recorded for nonvested options.

The pro forma information regarding net loss required by SFAS 123 has been included in Note 2. The information has been determined as if Lexicon had accounted for its employee stock options under the fair-value method as defined by SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following weighted-average assumptions for 2002, 2001 and 2000:

      -     volatility factors ranging from 109% to 67%;

      -     risk-free interest rates of 4.64%, 5.03% and 5.13%, respectively;

      -     expected option lives of seven years;

      -     three percent expected turnover; and

      -     no dividends.

Lexicon records the fair value of options issued to non-employee consultants, including Scientific Advisory Panel members, at the fair value of the options issued. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists. No options were issued to non-employee consultants in 2002. Options to purchase 34,000 and 372,000 shares of common stock were issued to non-employee consultants in 2001 and 2000, respectively. The Company recognized expense relating to options issued to non-employee consultants of $79,000, $109,000 and $836,000 in the years ended December 31, 2002, 2001 and 2000, respectively. The fair values of the issuances in 2001 and 2000 were estimated using the Black-Scholes pricing model with the assumptions noted in the preceding paragraphs, resulting in an aggregate fair value of approximately $471,000 and $6.4 million, respectively. Additionally, the Company reversed $373,000 deferred compensation and additional paid-in capital for unamortized deferred expense primarily related to the forfeiture of nonvested options in the year ended December 31, 2002. Total amortization expense was revised to the extent amortization had previously been recorded for non-vested options.

If vesting continues in accordance with the outstanding individual stock options, Lexicon expects to record amortization expense for deferred stock compensation as follows: $10.2 million during 2003 and $884,000 during 2004.

Stock Option Activity: The following is a summary of option activity under Lexicon's stock option plans:

                                                                                            WEIGHTED
                                                                        OPTIONS              AVERAGE
                                                                      OUTSTANDING        EXERCISE PRICE
                                                                      -----------        --------------
                                                                    (IN THOUSANDS)
       Balance at December 31, 1999............................             5,197            $ 1.67
           Granted.............................................             4,464              6.61
           Exercised...........................................              (849)             1.31
           Canceled............................................              (559)             2.40
                                                                        ---------
       Balance at December 31, 2000............................             8,253              4.33
                                                                        ---------
           Granted.............................................             2,493             11.31
           Exercised...........................................              (419)             1.71
           Canceled............................................              (224)             9.17
                                                                        ---------
       Balance at December 31, 2001............................            10,103              6.04
                                                                        ---------
           Granted.............................................             2,200              8.68
           Exercised...........................................              (330)             1.74
           Canceled............................................              (601)             9.70
                                                                        ---------
       Balance at December 31, 2002............................            11,372              6.47
                                                                        ---------
       Exercisable at December 31, 2002........................             7,282            $ 4.77
                                                                        =========

The weighted average fair values of options granted during the years ended December 31, 2002, 2001 and 2000 were $7.32, $10.31 and $4.40, respectively. As of December 31, 2002, 2,125,000 shares of common stock were available for grant under Lexicon's stock option plans.

Stock Options Outstanding: The following table summarizes information about stock options outstanding at December 31, 2002:

                              OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
--------------------------------------------------------------------------------    --------------------------------------
                                             WEIGHTED AVERAGE
                                                REMAINING            WEIGHTED                                  WEIGHTED
   RANGE OF          OUTSTANDING AS OF          CONTRACTUAL           AVERAGE        EXERCISABLE AS OF         AVERAGE
EXERCISE PRICE       DECEMBER 31, 2002        LIFE (IN YEARS)     EXERCISE PRICE     DECEMBER 31, 2002      EXERCISE PRICE
--------------       -----------------       ----------------     --------------     -----------------      --------------
                      (IN THOUSANDS)                                                   (IN THOUSANDS)
$0.0003 - $0.22                 893                 2.9               $ 0.05                   893              $ 0.05
  1.67  -  2.50               5,609                 6.3                 2.41                 4,882                2.40
  3.35  -  4.99                 151                 9.5                 4.24                    18                4.83
  5.10  -  7.63                 337                 9.2                 6.33                    57                7.07
  7.81  - 11.70               2,797                 8.8                 9.91                   592               10.46
 11.74  - 16.69                 997                 8.1                14.05                   465               14.15
 18.13  - 25.25                 384                 7.3                20.16                   251               20.09
 28.69  - 38.50                 204                 7.7                38.07                   124               37.99
                             ------                                                          -----
                             11,372                                   $ 6.47                 7,282              $ 4.77
                             ======                                                          =====

Warrants

In connection with certain note purchase agreements in August 1997, Lexicon issued two warrants to purchase 13,500 shares and 135,000 shares of common stock at an exercise price of $2.50 per share. Management estimated the value of these warrants at approximately $25,000 and recorded them as deferred financing costs and additional paid-in capital. The warrant values were estimated by management taking into consideration the term of the warrant, the exercise price that was greater than the estimated fair value of the common stock at issuance and a rate of return of eight percent. Amortization of these costs is reflected as additional interest expense in the accompanying financial statements for the year ended December 31, 2000. Both of these warrants were exercised in 2000.

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

In July 1998, Lexicon issued a warrant to purchase 249,999 shares of common stock at an exercise price of $2.50 per share, in connection with the grant to the Company of an option to lease additional real property. The warrant expires on April 15, 2003. Amortization of the remaining balance of $155,000 on the lease option was expensed in 2000 upon the Company's completion of a synthetic lease agreement under which the lessor purchased the optioned real property under an arrangement providing for its lease to the Company (see Note 10).

In connection with the acquisition of Coelacanth in July 2001, Lexicon assumed Coelacanth's outstanding warrants to purchase 25,169 shares of common stock. The warrants expire on March 31, 2009. The fair value of the warrants was included in the total purchase price for the acquisition. As of December 31, 2002, warrants to purchase 16,483 shares of common stock, with an exercise price of $11.93 per share, remained outstanding.

Aggregate Shares Reserved for Issuance

As of December 31, 2002, an aggregate of 11,639,000 shares of common stock were reserved for issuance upon exercise of outstanding stock options and warrants and 2,124,000 additional shares were available for future grants under Lexicon's stock option plans.

13. BENEFIT PLANS

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

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Beginning in 2000, the Company was required to match employee contributions according to a specified formula. The matching contributions totaled approximately $645,000, $332,000 and $160,000 in 2002, 2001 and 2000, respectively. Company contributions are vested based on the employee's years of service, with full vesting after four years of service.

14. COLLABORATION AND LICENSE AGREEMENTS

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

Drug Discovery Alliances: Lexicon has entered into the following alliances for the discovery and development of therapeutics based on its in vivo drug target discovery efforts:

Abgenix, Inc. Lexicon established a drug discovery alliance with Abgenix in July 2000 to discover novel therapeutic antibodies using the Company's functional genomics technologies and Abgenix's technology for generating fully human monoclonal antibodies. Lexicon and Abgenix expanded and extended the alliance in January 2002, with the intent of accelerating the selection of in vivo-validated antigens for antibody discovery and the development and commercialization of therapeutic antibodies based on those targets. Under the alliance agreement, the Company and

Abgenix will each have the right to obtain exclusive commercialization rights, including sublicensing rights, for an equal number of qualifying therapeutic antibodies, and will each receive milestone payments and royalties on sales of therapeutic antibodies from the alliance that are commercialized by the other party or a third party sublicensee. Each party will bear its own expenses under the alliance. The expanded alliance also provides us with access to Abgenix's XenoMouse(R) technology for use in some of our own drug discovery programs. The agreement, as extended, has a term of four years, subject to the right of the parties to extend the term for up to three additional one-year periods.

Genentech, Inc. Lexicon established a drug discovery alliance with Genentech in December 2002 to discover novel therapeutic proteins and antibody targets. Under the alliance agreement, Lexicon will use its functional genomics technologies to discover the functions of secreted proteins and potential antibody targets identified through Genentech's internal drug discovery research. Genentech will have exclusive rights in the discoveries resulting from the collaboration for the research, development and commercialization of therapeutic proteins and antibodies. Lexicon will retain certain other rights in those discoveries, including rights for the development of small molecule drugs. Lexicon received an upfront payment and funding under a loan in 2002, and will receive performance payments for its work in the collaboration as it is completed. The terms of the loan are discussed in Note 9. Lexicon will also receive milestone payments and royalties on sales of therapeutic proteins and antibodies for which Genentech obtains exclusive rights. The agreement has an expected collaboration term of three years.

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

15. SELECTED QUARTERLY FINANCIAL DATA

The table below sets forth certain unaudited statements of operations data, and net loss per common share data, for each quarter of 2002 and 2001.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  QUARTER ENDED
                                                               ---------------------------------------------------
                                                               MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                               --------      -------    ------------   -----------
                                                                                  (UNAUDITED)
2002
Revenues .................................................     $  7,656      $  9,411      $  8,013      $ 10,120
Loss from operations .....................................      (15,177)      (15,640)      (17,491)      (14,585)
Net loss .................................................      (14,059)      (14,940)      (16,809)      (13,862)
Net loss per common share, basic and diluted .............        (0.27)        (0.29)        (0.32)        (0.26)
Shares used in computing net loss per common share .......       52,126        52,250        52,314        52,357

                                                                                  QUARTER ENDED
                                                               ---------------------------------------------------
                                                               MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                               --------      -------    ------------   -----------
                                                                                  (UNAUDITED)
2001
Revenues .................................................     $  3,311      $  3,502      $ 13,493      $ 10,271
Loss from operations .....................................      (10,823)      (12,236)       (7,955)      (12,625)
Net loss .................................................       (8,008)       (9,939)       (6,220)      (11,005)
Net loss per common share, basic and diluted .............        (0.17)        (0.20)        (0.12)        (0.21)
Shares used in computing net loss per common share .......       48,343        48,865        51,500        51,955

     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------
            3.1     --    Restated Certificate of Incorporation (filed as
                          Exhibit 3.1 to the Company's Registration Statement on
                          Form S-1 (Registration No. 333-96469) and incorporated
                          by reference herein).

            3.2     --    Restated Bylaws (filed as Exhibit 3.2 to the Company's
                          Registration Statement on Form S-1 (Registration No.
                          333-96469) and incorporated by reference herein).

            10.1    --    Employment Agreement with Arthur T. Sands, M.D., Ph.D.
                          (filed as Exhibit 10.1 to the Company's Registration
                          Statement on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.2    --    Employment Agreement with James R. Piggott, Ph.D.
                          (filed as Exhibit 10.2 to the Company's Registration
                          Statement on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.3    --    Employment Agreement with Jeffrey L. Wade, J.D. (filed
                          as Exhibit 10.3 to the Company's Registration
                          Statement on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.4    --    Employment Agreement with Brian P. Zambrowicz, Ph.D.
                          (filed as Exhibit 10.4 to the Company's Registration
                          Statement on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.5    --    Employment Agreement with Julia P. Gregory (filed as
                          Exhibit 10.5 to the Company's Registration Statement
                          on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.6    --    Employment Agreement with Randall B. Riggs (filed as
                          Exhibit 10.6 to the Company's Registration Statement
                          on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.7    --    Employment Agreement with Alan Main, Ph.D. (filed as
                          Exhibit 10.1 to the Company's Quarterly Report on Form
                          10-Q for the period ended September 30, 2001 and
                          incorporated by reference herein).

     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------
            10.8    --    Employment Agreement with David Boulton (filed as
                          Exhibit 10.3 to the Company's Quarterly Report on Form
                          10-Q for the period ended September 30, 2001 and
                          incorporated by reference herein).

            10.9    --    Form of Indemnification Agreement with Officers and
                          Directors (filed as Exhibit 10.7 to the Company's
                          Registration Statement on Form S-1 (Registration No.
                          333-96469) and incorporated by reference herein).

            10.10   --    2000 Equity Incentive Plan (filed as Exhibit 10.8 to
                          the Company's Registration Statement on Form S-1
                          (Registration No. 333-96469) and incorporated by
                          reference herein).

            10.11   --    2000 Non-Employee Directors' Stock Option Plan (filed
                          as Exhibit 10.9 to the Company's Registration
                          Statement on Form S-1 (Registration No. 333-96469) and
                          incorporated by reference herein).

            10.12   --    Coelacanth Corporation 1999 Stock Option Plan (filed
                          as Exhibit 99.1 to the Company's Registration
                          Statement on Form S-8 (Registration No. 333-66380) and
                          incorporated by reference herein).

           +10.13   --    LexVision Database and Collaboration Agreement, dated
                          September 26, 2000, with Bristol-Myers Squibb Company
                          (filed as Exhibit 10.1 to the Company's Current Report
                          on Form 8-K dated September 26, 2000 and incorporated
                          by reference herein).

           +10.14   --    LexVision Database and Collaboration Agreement, dated
                          June 27, 2001, with Incyte Genomics, Inc. (filed as
                          Exhibit 10.2 to the Company's Quarterly Report on Form
                          10-Q for the period ended June 30, 2001 and
                          incorporated by reference herein).

           +10.15   --    Therapeutic Protein Alliance Agreement, dated June 27,
                          2001, with Incyte Genomics, Inc. (filed as Exhibit
                          10.3 to the Company's Quarterly Report on Form 10-Q
                          for the period ended June 30, 2001 and incorporated by
                          reference herein).

          *+10.16   --    Collaboration and License Agreement, dated December
                          17, 2002, with Genentech, Inc.

            10.17   --    Synthetic Lease Financing Facility with First Security
                          Bank, National Association, the Lenders and Holders
                          named therein, and Bank of America, N.A. (filed as
                          Exhibit 10.12 to the Company's Annual Report on Form
                          10-K for the year ended December 31, 2000 and
                          incorporated by reference herein).

            10.18   --    Lease Agreement, dated October 21, 1998, between
                          Coelacanth Chemical Corporation and ARE-279 Princeton
                          Road, LLC. (filed as Exhibit 10.18 to the Company's
                          Annual Report on Form 10-K for the year ended December
                          31, 2001 and incorporated by reference herein).

            10.19   --    Lease Agreement, dated May 23, 2002, between Lexicon
                          Pharmaceuticals (New Jersey), Inc. and Townsend
                          Property Trust Limited Partnership (filed as Exhibit
                          10.2 to the Company's Quarterly Report on Form 10-Q
                          for the period ended June 30, 2002 and incorporated by
                          reference herein).

            21.1    --    Subsidiaries (filed as Exhibit 21.1 to the Company's
                          Annual Report on Form 10-K for the year ended December
                          31, 2001 and incorporated by reference herein).

            *23.1   --    Consent of Ernst & Young LLP

            *23.2   --    Information regarding consent of Arthur Andersen LLP

            *24.1   --    Power of Attorney (contained in signature page)

     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------
             99.1   --    Letter to the Securities and Exchange Commission
                          regarding Audit Assurances (filed as Exhibit 99.1 to
                          the Company's Annual Report on Form 10-K for the year
                          ended December 31, 2001 and incorporated by reference
                          herein).

            *99.2   --    Certification of CEO and CFO Pursuant to Section 906
                          of the Sarbanes-Oxley Act of 2002

      ----------
      *     Filed herewith.

      + Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.