Form 10-Q
period 2003-03-31
LEXICON GENETICS INC/TX
filed 2003-05-09
CIK 1062822

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                          Yes [X]            No [ ]

         As of May 6, 2003, 52,495,423 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS.................................................................    2

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002......................    3
         Consolidated Statements of Operations (unaudited) - Three Months Ended
              March 31, 2003 and 2002........................................................................    4
         Consolidated Statements of Cash Flows (unaudited) - Three Months Ended
              March 31, 2003 and 2002........................................................................    5
         Notes to Consolidated Financial Statements (unaudited)..............................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   16

Item 4.  Controls and Procedures.............................................................................   16
PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K....................................................................   17

SIGNATURES...................................................................................................   18

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                               AS OF MARCH 31,        AS OF DECEMBER 31,
                                                                                     2003                   2002
                                                                              -------------------     ------------------
                                                                                  (UNAUDITED)
                                   ASSETS
                                   ------
Current assets:
    Cash and cash equivalents............................................     $         39,177        $          39,362
    Restricted cash......................................................               44,831                   29,487
    Short-term investments, including restricted investments of
       $12,879 and $28,223, respectively ................................               23,579                   54,247
    Accounts receivable, net of allowance for doubtful accounts
       of $109...........................................................                3,809                    5,143
    Prepaid expenses and other current assets............................                4,590                    4,893
                                                                              ----------------        -----------------
       Total current assets..............................................              115,986                  133,132
Property and equipment, net of accumulated depreciation
    of $22,303 and $19,768, respectively.................................               35,516                   37,362
Goodwill.................................................................               25,798                   25,798
Intangible assets, net of amortization of $2,060 and $1,760, respectively                3,940                    4,240
Other assets.............................................................                  727                    1,240
                                                                              ----------------        -----------------
       Total assets......................................................     $        181,967        $         201,772
                                                                              ================        =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
    Accounts payable.....................................................     $          2,752        $           4,378
    Accrued liabilities..................................................                3,534                    4,161
    Current portion of deferred revenue..................................               10,503                   12,760
                                                                              ----------------        -----------------
       Total current liabilities.........................................               16,789                   21,299
Deferred revenue, net of current portion.................................                5,137                    5,887
Long-term debt...........................................................                4,000                    4,000
Other long-term liabilities..............................................                  720                      684
                                                                              ----------------        -----------------
       Total liabilities.................................................               26,646                   31,870

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding..................................                   --                       --
    Common stock, $.001 par value; 120,000 shares authorized;
       52,374 and 52,367 shares issued and outstanding...................                   52                       52
    Additional paid-in capital...........................................              330,666                  330,701
    Deferred stock compensation..........................................               (8,507)                 (11,106)
    Accumulated deficit..................................................             (166,890)                (149,745)
                                                                              ----------------        -----------------
       Total stockholders' equity........................................              155,321                  169,902
                                                                              ----------------        -----------------
       Total liabilities and stockholders' equity........................     $        181,967        $         201,772
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

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------------
                                                                      2003               2002
                                                                 ---------------    ---------------
Revenues:
   Subscription and license fees..............................   $       3,102      $       3,395
   Collaborative research.....................................           4,993              4,256
   Compound libraries and other...............................              11                  5
                                                                 -------------      -------------
     Total revenues...........................................           8,106              7,656
Operating expenses:
   Research and development, including stock-based
     compensation of $1,270 and $1,307, respectively..........          19,834             16,864
   General and administrative, including stock-based
     compensation of $1,276 and $1,282, respectively..........           5,804              5,969
                                                                 -------------      -------------
       Total operating expenses...............................          25,638             22,833
                                                                 -------------      -------------
Loss from operations..........................................         (17,532)           (15,177)
Interest and other income.....................................             468              1,120
Interest expense..............................................             (81)                (2)
                                                                 --------------     -------------
Net loss  ....................................................   $     (17,145)     $     (14,059)
                                                                 =============      =============
Net loss per common share, basic and diluted..................   $       (0.33)     $        (0.27)
Shares used in computing net loss per common share,
   basic and diluted..........................................          52,371             52,126

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                            ------------------------------------
                                                                                 2003                2002
                                                                            ----------------    ----------------
Cash flows from operating activities:
   Net loss..............................................................   $     (17,145)      $     (14,059)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation........................................................           2,535               1,920
     Amortization of intangible assets, other than goodwill..............             300                 300
     Amortization of deferred stock compensation.........................           2,547               2,589
     Changes in operating assets and liabilities:
       Decrease in accounts receivable...................................           1,334                 262
       (Increase) decrease in prepaid expenses and other current assets..             303                (684)
       Decrease in other assets..........................................             513               2,307
       Decrease in accounts payable and other liabilities................          (2,217)               (113)
       Decrease in deferred revenue......................................          (3,007)             (1,752)
                                                                            -------------       -------------
         Net cash used in operating activities...........................         (14,837)             (9,230)
Cash flows from investing activities:
   Purchases of property and equipment...................................            (689)             (8,735)
   Increase in restricted cash...........................................         (15,344)            (17,949)
   Purchases of short-term investments...................................         (15,386)            (14,161)
   Maturities of short-term investments..................................          46,054              56,352
                                                                            -------------       -------------
       Net cash provided by investing activities.........................          14,635              15,507
Cash flows from financing activities:
   Proceeds from issuance of common stock................................              17                 267
                                                                            -------------       -------------
       Net cash provided by financing activities.........................              17                 267
                                                                            -------------       -------------
Net increase (decrease) in cash and cash equivalents.....................            (185)              6,544
Cash and cash equivalents at beginning of period.........................          39,362              16,355
                                                                            -------------       -------------
Cash and cash equivalents at end of period...............................   $      39,177       $      22,899
                                                                            =============       =============

Supplemental disclosure of cash flow information:
   Cash paid for interest................................................   $           1       $           2

Supplemental disclosure of non-cash investing and financing activities:
   Unrealized loss on long-term investments..............................   $          --       $        (322)
   Cancellation of equity securities issued in connection with acquisition  $          --       $         (78)
   Reversal of deferred stock compensation in connection with
     stock options.......................................................   $          52       $         309

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

         The accompanying consolidated financial statements include the accounts of Lexicon and its subsidiary. Intercompany transactions and balances are eliminated in consolidation.

         For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC.

2.       RECLASSIFICATION

         The accompanying statement of cash flows for the three months ended March 31, 2002, has been revised to reflect the reclassification of restricted cash from cash and cash equivalents into a separate line item.

3.       RESTRICTED CASH AND INVESTMENTS

         Lexicon is required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement under which it leases its office and laboratory facilities in The Woodlands, Texas, as well as to collateralize standby letters of credit for the leases on its office and laboratory facilities in East Windsor and Hopewell, New Jersey (see Note 7). As of March 31, 2003 and December 31, 2002, the Company maintained restricted cash and investments of $57.7 million under these agreements.

4.       COMPREHENSIVE LOSS

         Comprehensive loss is comprised of net loss and unrealized gains and losses on long-term investments, which are considered available-for-sale securities. Comprehensive loss for the three-month period ended March 31, 2002 was $14.4 million, which includes a $0.3 million unrealized loss on long-term investments. During 2002, Lexicon sold its available-for-sale securities. As a result there was no difference between net loss and comprehensive loss in the three-month period ended March 31, 2003.

5.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

6.       STOCK-BASED COMPENSATION

         Lexicon's stock-based compensation plans are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon recognized $2.5 million and $2.6 million of stock-based compensation during the three-month periods ended March 31, 2003 and 2002, respectively, which was primarily related to option grants made prior to Lexicon's April 2000 initial public offering. The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of Financial Accounting Standards Board (FASB) No. 123 "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                              ------------------------------------
                                                                 THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------
                                                                   2003                2002
                                                              ----------------    ----------------
Net loss, as reported........................................ $     (17,145)      $     (14,059)
Add:  Stock-based employee compensation
   expense included in reported net loss.....................         2,546               2,589
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards............................................        (6,443)             (6,150)
                                                              -------------       -------------
Pro forma net loss........................................... $     (21,042)      $     (17,620)
                                                              =============       =============

Net loss per common share, basic and diluted
   As reported............................................... $      (0.33)       $       (0.27)
                                                              ============        =============

   Pro forma................................................. $      (0.40)       $       (0.34)
                                                              ============        =============

7.       COMMITMENTS AND CONTINGENCIES

         In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased the Company's existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility. Including the purchase price for the Company's existing facilities, the synthetic lease, as amended, provided for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a LIBOR rate of 1.3% at March 31, 2003 the Company's total lease payments would be approximately $0.9 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or the Company may purchase the properties for a price equal to the $55.0 million funded under the synthetic lease for property and improvements plus the amount of any accrued but unpaid lease payments. If the Company elects not to renew the lease or purchase the properties, it may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If the Company elects to arrange for the sale of the properties or surrender the properties to the lessor, it has guaranteed approximately 86% of the total original cost as the residual fair value of the properties. The Company is required to maintain restricted cash or investments to collateralize amounts funded under the synthetic lease agreement. In addition, Lexicon has agreed to maintain cash and investments of at least $12.0 million in excess of the Company's restricted cash and investments. If the Company's cash and investments fall below that level, the Company may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because the Company's cost to purchase the properties would not materially exceed the $55.0 million funded under the synthetic lease for property and improvements and would likely be less than the amount of restricted cash and investments it is required to maintain under the synthetic lease, the Company believes that any requirement that it do so would not have a material adverse effect on its financial condition. As of March 31, 2003 and December 31, 2002, the Company maintained restricted cash and investments of $57.2 million to collateralize funding for property and improvements under the synthetic lease of $55.0 million.

         Lexicon's subsidiary leases laboratory and office space in East Windsor and Hopewell, New Jersey under agreements which expire in January 2004 and May 2012, respectively. The Hopewell lease is a ten-year lease for a 76,000 square-foot facility in New Jersey. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $1.7 million in years two and three, $1.8 million in years four to six, $2.0 million in years seven to nine and $2.1 million in year ten. The lease also provides an option in the second year of the lease to borrow $2.0 million in tenant improvement funds from the landlord, at which time rental payments due under the lease will increase as the tenant improvement allowance is amortized over a ten-year period. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the East Windsor and Hopewell leases. As of March 31, 2003, the Company had $0.5 million in restricted investments to collateralize standby letters of credit for these leases.

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

         Since our inception, we have incurred significant losses and, as of March 31, 2003, we had an accumulated deficit of $166.9 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the development and analysis of knockout mice and our other functional genomics research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities. In connection with the expansion of our drug discovery programs and our functional genomics research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

         We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

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

Stock-Based Compensation

         Deferred stock-based compensation and related amortization represents the difference between the exercise price of stock options granted and the fair value of our common stock at the applicable date of grant. Stock-based compensation is amortized as research and development expense or general and administrative expense, as appropriate, over the vesting period of the individual stock options for which it was recorded, generally four years. If employees and consultants continue to vest in accordance with their individual stock options, we expect to record amortization expense for deferred stock-based compensation as follows: $7.6 million during the remaining nine months of 2003 and $0.9 million during 2004. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested stock options for which deferred stock-based compensation has been recorded are subsequently canceled or forfeited or may increase if additional stock options are granted to individuals other than employees or directors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. The Company is currently evaluating whether to adopt the fair value based method.

         In January 2003, the FASB issued Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the periods beginning after June 15, 2003. We are evaluating whether the adoption of FIN 46 will require us to consolidate the lessor under our synthetic lease. If such consolidation is required, our balance sheet will reflect as assets additional property and equipment approximating the $55.0 million funded under the synthetic lease for property and improvements, less accumulated depreciation, and a similar amount as a liability. In addition, we will be required to depreciate such improvements over their useful lives. We may, however, elect to restructure or replace the synthetic lease prior to the adoption of FIN 46, whether or not such consolidation would be required. We believe that the consolidation of the lessor or restructuring of the synthetic lease will not have a material adverse effect on our financial condition or results of operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

         Revenues. Total revenues increased 6% to $8.1 million in the three months ended March 31, 2003 from $7.7 million in the corresponding period in 2002. The increase of $0.4 million was primarily the result of revenues recognized under our drug discovery alliance with Genentech, entered in December 2002, offset in part by reduced revenues under technology license agreements.

         Research and Development Expenses. Research and development expenses increased 18% to $19.8 million in the three months ended March 31, 2003 from $16.9 million in the corresponding period in 2002. The increase of $2.9 million was primarily attributable to increased personnel costs and facilities costs to support the expansion of our drug discovery programs, the development and analysis of knockout mice and our other functional genomics research efforts. Research and development expenses for both three-month periods included $1.3 million of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

         General and Administrative Expenses. General and administrative expenses decreased 3% to $5.8 million in the three months ended March 31, 2003 from $6.0 million in the corresponding period in 2002. General and administrative expenses for both three-month periods included $1.3 million of stock-based compensation primarily relating to option grants made prior to our April 2000 initial public offering.

         Interest and Other Income. Interest and other income decreased to $0.5 million in the three months ended March 31, 2003 from $1.1 million in the corresponding period in 2002. The decrease resulted from lower average cash and investment balances and lower average interest rates during the 2003 period.

         Net Loss and Net Loss Per Common Share. Net loss increased to $17.1 million in the three months ended March 31, 2003 from $14.1 million in the corresponding period in 2002. Net loss per common share increased to $0.33 in the three months ended March 31, 2003 from $0.27 in the corresponding period of 2002. As a complement to reporting net loss and net loss per common share in accordance with generally accepted accounting principles, or GAAP, Lexicon provides net loss and net loss per common share excluding non-cash, stock-based compensation. Lexicon uses these results in establishing budgets and believes it is useful in measuring the performance of the Company's business. Excluding stock-based compensation expense of $2.5 million and $2.6 million in the three months ended March 31, 2003 and 2002, respectively, we would have had a net loss of $14.6 million and net loss per common share of $0.28 in the three months ended March 31, 2003, as compared to a net loss of $11.5 million and net loss per common share of $0.22 in the corresponding period in 2002.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription, collaboration and license agreements, equipment financing arrangements and leasing arrangements. From our inception through March 31, 2003, we had received net proceeds of $242.7 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000. In addition, from our inception through March 31, 2003, we received $108.1 million in cash payments from database subscription and technology license fees, drug discovery alliances, functional genomics collaborations, sales of compound libraries and reagents, and government grants, of which $96.6 million had been recognized as revenues through March 31, 2003.

         As of March 31, 2003, we had $107.6 million in cash, cash equivalents and short-term investments (including $57.7 million of restricted cash and investments), as compared to $123.1 million as of December 31, 2002. We used cash of $14.8 million in operations in the three months ended March 31, 2003. This consisted primarily of the net loss for the period of $17.1 million offset by non-cash charges of $2.5 million related to stock-based compensation expense, $2.5 million related to depreciation expense and $0.3 million related to amortization of intangible assets other than goodwill. Investing activities provided cash of $14.6 million in the three months ended March 31, 2003, principally as a result of net maturities of short-term investments, offset in part by an increase in restricted cash.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility for the distribution of utilities and related services among our facilities. Including the purchase price for our existing facilities, the synthetic lease, as amended, provided for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a LIBOR rate of 1.3% at March 31, 2003, our total lease payments would be approximately $0.9 million per year. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or we may purchase the properties for a price equal to the $55.0 million funded under the synthetic lease for property and improvements plus the amount of any accrued but unpaid lease payments. If we elect not to renew the lease or purchase the properties, we may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If we elect to arrange for the sale of the properties or surrender the properties to the lessor, we have guaranteed approximately 86% of the total original cost as the residual fair value of the properties. We are required to maintain restricted cash or investments to collateralize amounts funded under the synthetic lease agreement. In addition, we have agreed to maintain cash and investments of at least $12.0 million in excess of our restricted cash and investments. If our cash and investments fall below that level, we may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because our cost to purchase the properties would not materially exceed the $55.0 million funded under the synthetic lease for property and improvements and would likely be less than the amount of restricted cash and investments we are required to maintain under the synthetic lease, we believe that any requirement that we do so would not have a material adverse effect on our financial condition. As of March 31, 2003 and December 31, 2002, we maintained restricted cash and investments of $57.2 million to collateralize funding for property and improvements under the synthetic lease of $55.0 million.

         In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. signed a ten-year lease for a 76,000 square-foot facility in Hopewell, New Jersey. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $1.7 million in years two and three, $1.8 million in years four to six, $2.0 million in years seven to nine and $2.1 million in year ten. The lease also provides our subsidiary with the option in the second year of the lease to borrow $2.0 million in tenant improvement funds from the landlord, at which time rental payments due under the lease will increase as the tenant improvement allowance is amortized over a ten-year period. We are the guarantor of the obligations of our subsidiary under the lease.

         In December 2002, we borrowed $4.0 million under a note agreement with Genentech. The proceeds of the loan are to be used to fund research efforts under our alliance with Genentech for the discovery of therapeutic proteins and antibody targets. The note matures on or before December 31, 2005, but we may prepay it at any time. We may repay the note, at our option, in cash or in shares of our common stock valued at the then-current market value, or in a combination of cash and shares, subject to certain limitations. The note accrues interest at an annual rate of 8%, compounded quarterly.

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

DISCLOSURE ABOUT MARKET RISK

         We are exposed to limited market and credit risk on our cash equivalents, which have maturities of three months or less. We maintain a short-term investment portfolio which consists of U.S. government agency debt obligations, investment grade commercial paper, corporate debt securities and certificates of deposit that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

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

     o we have no experience in developing and commercializing pharmaceutical products on our own

     o we lack the capability to manufacture compounds for preclinical studies and clinical trials and will rely on third parties to manufacture our potential products

     o we may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

     o if we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products

     o we may encounter difficulties in managing our growth, which could increase our losses

     o because all of our functional genomics operations are located at a single facility, the occurrence of a disaster could significantly disrupt our business

Risks Related to Our Industry

     o our ability to patent our discoveries is uncertain because patent laws and their interpretation are highly uncertain and subject to change

     o   our patent applications may not result in enforceable patent rights

     o if other companies and institutions obtain patents claiming the functional uses of genes and gene products based upon gene sequence information and predictions of gene function, we may be unable to obtain patents for our discoveries of biological function in knockout mice

     o we may be involved in patent litigation and other disputes regarding intellectual property rights, and can give no assurance that we will prevail in any such litigation or other dispute

     o issued patents may not fully protect our discoveries, and our competitors may be able to commercialize products similar to those covered by our issued patents

     o our rights to the use of technologies licensed by third parties are not within our control

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

     o public perception of ethical and social issues may limit or discourage the use of our technologies, which could reduce our revenues

         For additional discussion of the risks and uncertainties that affect our business, see "Item 1. Business - Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

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

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

  EXHIBIT NO.                            DESCRIPTION
  -----------                            -----------

      10.1       --    Consulting Letter Agreement, dated March 31, 2003, with
                       Robert J. Lefkowitz, M.D.

      99.1       --    Certification of CEO and CFO Pursuant to Section 906 of
                       the Sarbanes-Oxley Act of 2002


         (b)      Reports on Form 8-K:


                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          LEXICON GENETICS INCORPORATED


Date:   May 9, 2003                  By:  /s/ ARTHUR T. SANDS
                                          -------------------------------------
                                          Arthur T. Sands, M.D., Ph.D.
                                          President and Chief Executive Officer


Date:   May 9, 2003                  By:  /s/ JULIA P. GREGORY
                                          -------------------------------------
                                          Julia P. Gregory
                                          Executive Vice President and
                                          Chief Financial Officer

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



Date: May 9, 2003
                                                  /s/ Arthur T. Sands
                                        -------------------------------------
                                             Arthur T. Sands, M.D., Ph.D.
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

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




Date: May 9, 2003

                                              /s/ Julia P. Gregory
                                         ----------------------------------
                                                Julia P. Gregory
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                                FINANCIAL OFFICER

                                INDEX TO EXHIBITS



  EXHIBIT NO.                                      DESCRIPTION
  -----------                                      -----------

      10.1       --    Consulting Letter Agreement, dated March 31, 2003, with
                       Robert J. Lefkowitz, M.D.

      99.1       --    Certification of CEO and CFO Pursuant to Section 906 of
                       the Sarbanes-Oxley Act of 2002