Form 10-Q
period 2003-09-30
LEXICON GENETICS INC/TX
filed 2003-11-06
CIK 1062822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                Yes [X]  No [ ]

         As of November 4, 2003, 62,787,482 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS..........................................................    2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002...........    3

         Consolidated Statements of Operations (unaudited) - Three and Nine Months Ended
              September 30, 2003 and 2002.............................................................    4

         Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended
              September 30, 2003 and 2002.............................................................    5

         Notes to Consolidated Financial Statements (unaudited).......................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................   17

Item 4.  Controls and Procedures......................................................................   17

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................................   18

SIGNATURES............................................................................................   19

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                              AS OF SEPTEMBER 30,      AS OF DECEMBER 31,
                                                                                     2003                    2002
                                                                              -------------------      ------------------
                                                                                  (UNAUDITED)
                                   ASSETS
Current assets:
    Cash and cash equivalents..............................................    $         64,271        $          39,362
    Restricted cash........................................................              56,963                   29,487
    Short-term investments, including restricted investments of
       $551 and $28,223, respectively .....................................              12,316                   54,247
    Accounts receivable, net of allowance for doubtful accounts
       of $109.............................................................               8,917                    5,143
    Prepaid expenses and other current assets..............................               4,176                    4,893
                                                                               ----------------        -----------------
       Total current assets................................................             146,643                  133,132
Property and equipment, net of accumulated depreciation
    of $26,984 and $19,768, respectively...................................              33,430                   37,362
Goodwill...................................................................              25,798                   25,798
Intangible assets, net of amortization of $2,660 and $1,760, respectively..               3,340                    4,240
Other assets...............................................................                 176                    1,240
                                                                               ----------------        -----------------
       Total assets........................................................    $        209,387        $         201,772
                                                                               ================        =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.......................................................    $          3,959        $           4,378
    Accrued liabilities....................................................               7,862                    4,161
    Current portion of deferred revenue....................................              10,829                   12,760
                                                                               ----------------        -----------------
       Total current liabilities...........................................              22,650                   21,299
Deferred revenue, net of current portion...................................               3,637                    5,887
Long-term debt.............................................................               4,000                    4,000
Other long-term liabilities................................................                 614                      684
                                                                               ----------------        -----------------
       Total liabilities...................................................              30,901                   31,870

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding....................................                  --                       --
    Common stock, $.001 par value; 120,000 shares authorized;
       62,781 and 52,367 shares issued and outstanding.....................                  63                       52
    Additional paid-in capital.............................................             380,877                  330,701
    Deferred stock compensation............................................              (3,387)                 (11,106)
    Accumulated deficit....................................................            (199,067)                (149,745)
                                                                               ----------------        -----------------
       Total stockholders' equity..........................................             178,486                  169,902
                                                                               ----------------        -----------------
       Total liabilities and stockholders' equity..........................    $        209,387        $         201,772
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

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                              -----------------------     ----------------------
                                                                 2003         2002          2003         2002
                                                              ----------   ----------     ---------   ----------
Revenues:
   Subscription and license fees.........................     $    8,029   $    3,319     $  15,441   $   11,689
   Collaborative research................................          4,082        4,632        13,665       13,155
   Compound libraries and other..........................             --           62            32          236
                                                              ----------   ----------     ---------   ----------
     Total revenues......................................         12,111        8,013        29,138       25,080
Operating expenses:
   Research and development, including
     stock-based compensation of $1,246,
     $1,288, $3,801 and $3,862, respectively.............         21,224       19,753        61,852       55,649
   General and administrative, including
     stock-based compensation of $1,275,
     $1,278, $3,827 and $3,836, respectively.............          5,755        5,751        17,538       17,739
                                                              ----------   ----------     ---------   ----------
       Total operating expenses..........................         26,979       25,504        79,390       73,388
                                                              ----------   ----------     ---------   ----------
Loss from operations.....................................        (14,868)     (17,491)      (50,252)     (48,308)
Interest and other income................................            386          683         1,170        2,505
Interest expense.........................................            (76)          (1)         (240)          (5)
                                                              ----------   ----------     ---------   ----------
Net loss  ...............................................     $  (14,558)  $  (16,809)    $ (49,322)  $  (45,808)
                                                              ==========   ==========     =========   ==========
Net loss per common share, basic and diluted.............     $    (0.24)  $    (0.32)    $   (0.90)  $    (0.88)
Shares used in computing net loss
   per common share, basic and diluted...................         59,475       52,314        54,806       52,230

  The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ---------------------------------
                                                                                            2003                2002
                                                                                       -------------       -------------
Cash flows from operating activities:
   Net loss........................................................................    $     (49,322)      $     (45,808)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation..................................................................            7,647               6,561
     Amortization of intangible assets, other than goodwill........................              900                 900
     Amortization of deferred stock compensation...................................            7,628               7,698
     Loss on sale of long-term investments.........................................               --                 197
     Gain on disposal of property and equipment....................................              (19)                 --
     Changes in operating assets and liabilities:
        Increase in accounts receivable............................................           (3,774)               (449)
        (Increase) decrease in prepaid expenses and other current assets...........              717                (267)
        Decrease in other assets...................................................            1,064               2,902
        Increase in accounts payable and other liabilities.........................            3,212               1,070
        Decrease in deferred revenue...............................................           (4,181)             (4,802)
                                                                                       -------------       -------------
          Net cash used in operating activities....................................          (36,128)            (31,998)
Cash flows from investing activities:
   Purchases of property and equipment.............................................           (3,744)            (15,844)
   Proceeds from disposal of property and equipment................................               47                  --
   Increase in restricted cash.....................................................          (27,476)            (38,058)
   Purchases of short-term investments.............................................          (23,849)            (55,586)
   Maturities of short-term investments............................................           65,781             154,822
   Sale of long-term investments...................................................               --               4,803
                                                                                       -------------       -------------
        Net cash provided by investing activities..................................           10,759              50,137
Cash flows from financing activities:
   Proceeds from issuance of common stock..........................................           50,278                 479
                                                                                       -------------       -------------
        Net cash provided by financing activities..................................           50,278                 479
                                                                                       -------------       -------------
Net increase (decrease) in cash and cash equivalents...............................           24,909              18,618
Cash and cash equivalents at beginning of period...................................           39,362              16,355
                                                                                       -------------       -------------
Cash and cash equivalents at end of period.........................................    $      64,271       $      34,973
                                                                                       =============       =============

Supplemental disclosure of cash flow information:
   Cash paid for interest..........................................................    $           4       $           5

Supplemental disclosure of non-cash investing and financing activities:

   Unrealized gain on long-term investments........................................    $          --       $         340
   Cancellation of equity securities issued in connection with acquisition.........    $          --       $         (79)
   Reversal of deferred stock compensation in connection with
     stock options.................................................................    $          92       $         947
   Deferred stock compensation in connection with issuance
     of restricted stock...........................................................    $          --       $         (99)
   Retirement of property and equipment............................................    $         431       $          70

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

         The accompanying consolidated financial statements include the accounts of Lexicon and its subsidiary. Intercompany transactions and balances are eliminated in consolidation.

         For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC.

2.       RECLASSIFICATION

         The accompanying statement of cash flows for the nine months ended September 30, 2002, has been revised to reflect the reclassification of restricted cash from cash and cash equivalents into a separate line item.

3.       RESTRICTED CASH AND INVESTMENTS

         Lexicon is required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement under which it leases its office and laboratory facilities in The Woodlands, Texas, as well as to collateralize standby letters of credit for the leases on its office and laboratory facilities in East Windsor and Hopewell, New Jersey (see Note 7). As of September 30, 2003 and December 31, 2002, the Company maintained restricted cash and investments of $57.5 million and $57.7 million, respectively, under these agreements.

4.       COMPREHENSIVE LOSS

         Comprehensive loss is comprised of net loss and unrealized gains and losses on long-term investments which are considered available-for-sale securities. Comprehensive loss for the three-month and nine-month periods ended September 30, 2002 was $16.8 million and $45.5 million, which includes a $45,000 and $340,000 unrealized gain on long-term investments. During 2002, Lexicon sold its available-for-sale securities. As a result there was no difference between net loss and comprehensive loss in the three-month and nine-month periods ended September 30, 2003.

5.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

6.       STOCK-BASED COMPENSATION

         Lexicon's stock-based compensation plans are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon recognized $2.5 million and $2.6 million of stock-based compensation during the three-month periods ended September 30, 2003 and 2002, respectively, and $7.6 million and $7.7 million during the nine-month periods ended September 30, 2003 and 2002, respectively, which was primarily related to option grants made prior to Lexicon's April 2000 initial public offering. The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of Financial Accounting Standards Board (FASB) No. 123 "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ---------------------------      -----------------------
                                                               2003             2002           2003          2002
                                                            ------------     ----------      ----------    ---------
Net loss, as reported..................................     $   (14,558)     $  (16,809)     $ (49,322)    $ (45,808)
Add: Stock-based employee compensation
   expense included in reported net loss...............           2,521           2,566          7,628         7,698
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards......................................          (6,638)         (6,638)       (19,684)      (19,368)
                                                            -----------      ----------      ---------     ---------
Pro forma net loss.....................................     $   (18,675)     $  (20,881)     $ (61,378)    $ (57,478)
                                                            ===========      ==========      =========     =========

Net loss per common share, basic and diluted
   As reported.........................................     $     (0.24)     $    (0.32)     $   (0.90)    $   (0.88)
                                                            ===========      ==========      =========     =========
   Pro forma...........................................     $     (0.31)     $    (0.40)     $   (1.12)    $   (1.10)
                                                            ===========      ==========      =========     =========

7.       COMMITMENTS AND CONTINGENCIES

         In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased the Company's existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility for the distribution of utilities and related services among our facilities. Including the purchase price for the Company's existing facilities, the synthetic lease, as amended, provided for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period and may be extended at our option for up to seven additional one-year terms. Alternatively, the lease may be terminated at an earlier date if we elect to (1) purchase the properties for a price equal to the $54.8 million funded under the synthetic lease for property and improvements plus the amount of any accrued but unpaid lease payments, (2) arrange for the sale of the properties to a third party or (3) surrender the properties to the lessor. If the Company elects to arrange for the sale of the properties or surrender the properties to the lessor, it has guaranteed approximately 86% of the total original cost as the residual fair value of the properties. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a LIBOR rate of 1.2% at September 30, 2003 the Company's total lease payments would be approximately $0.8 million per year. The Company is required to maintain restricted cash or investments to collateralize amounts funded under the synthetic lease agreement. In addition, Lexicon has agreed to maintain cash and investments of at least $12.0 million in excess of the Company's restricted cash and investments. If the Company's cash and investments fall below that level, the Company may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party.

Because the Company's cost to purchase the properties would not materially exceed the $54.8 million funded under the synthetic lease for property and improvements and would likely be less than the amount of restricted cash and investments it is required to maintain under the synthetic lease, the Company believes that any requirement that it do so would not have a material adverse effect on its financial condition. As of September 30, 2003 and December 31, 2002, the Company maintained restricted cash and investments of $57.0 million and $57.2 million, respectively, to collateralize funding for property and improvements under the synthetic lease of $54.8 million and $55.0 million, respectively.

         Lexicon will be required to consolidate the lessor under the synthetic lease, in accordance with FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6. FIN 46-6 deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. Accordingly, if the synthetic lease remains in place as of December 31, 2003, Lexicon's balance sheet as of such date will reflect additional property and equipment of $54.8 million funded under the synthetic lease for property and improvements, less accumulated depreciation; $52.3 million as long-term debt; and $2.5 million as minority interest. Lexicon's statements of operations for the year ended December 31, 2003 will reflect a charge of approximately $3.1 million for depreciation through December 31, 2003, as a cumulative effect of an accounting change. In addition, the Company will be required to depreciate such improvements over their useful lives.

         The Company is considering replacing the synthetic lease agreement covering all of the facilities in The Woodlands, Texas, and is currently engaged in discussions to do so. The Company expects that any such new arrangement would require substantially lower amounts of restricted cash and investments while increasing lease payments with respect to these facilities, as compared to the synthetic lease agreement.

         Lexicon's subsidiary leases laboratory and office space in East Windsor and Hopewell, New Jersey. The East Windsor lease expires in January 2004. The Hopewell lease is a ten-year lease entered into in May 2002 for a 76,000 square-foot facility in New Jersey. Lexicon's subsidiary has exercised its option under the lease to obtain $2.0 million in funds from the landlord to be used for tenant improvements. The lease provides that the expiration of the term of the lease will be extended to June 30, 2013, the tenth anniversary of the date on which the landlord provided the tenant improvement funds, and that such funds will be amortized over a ten-year period. Accordingly, the escalating yearly base rent payment under the lease will be $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in year ten. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the East Windsor and Hopewell leases. As of September 30, 2003, the Company had $0.5 million in restricted investments to collateralize standby letters of credit for these leases.

8.       COMMON STOCK

         In July 2003, Lexicon completed the public offering and sale of 10.0 million shares of its common stock at a price of $5.25 per share. In August 2003, the underwriters partially exercised their over-allotment option, purchasing an additional 240,000 shares. The total net proceeds from the offering was $50.1 million, after deducting underwriting discounts of $3.2 million and offering expenses of $0.4 million. Lexicon currently intends to use the net proceeds for research and development, but may use a portion of the net proceeds to acquire or invest in complementary products and technologies or for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a biopharmaceutical company focused on the discovery of breakthrough treatments for human disease. We use proprietary gene knockout technology to systematically discover the physiological functions of genes in mice and to identify which corresponding human genes encode potential targets for therapeutic intervention, or drug targets. Because of the close similarity of gene function and physiology in mice and humans, the study of mice can be a very powerful tool for understanding human genetics. Approximately 99% of all human genes have a counterpart in the mouse genome. Our patented gene trapping and gene targeting technologies enable us to rapidly generate knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem cells, which can be cloned and used to generate mice with the altered gene. We then employ an integrated platform of advanced medical technologies to systematically discover and validate, in vivo, the physiological functions and pharmaceutical utility of the genes we have knocked out and the drug targets they encode.

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

         Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including:

     - our ability to establish new research collaborations, database subscriptions and technology licenses, and the timing of such arrangements;

     - the expiration or other termination of research collaborations with our collaborators and database subscriptions, which may not be renewed or replaced;

     - the success rate of our discovery efforts leading to opportunities for new research collaborations and licenses, as well as milestone payments and royalties;

     - the timing and willingness of collaborators to commercialize pharmaceutical products that would result in milestone payments and royalties; and

     - general and industry-specific economic conditions which may affect our and our collaborators' research and development expenditures.

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

         Since our inception, we have incurred significant losses and, as of September 30, 2003, we had an accumulated deficit of $199.1 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development, information technology and general legal activities. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

Stock-Based Compensation

         Deferred stock-based compensation and related amortization represents the difference between the exercise price of stock options granted and the fair value of our common stock at the applicable date of grant. Stock-based compensation is amortized as research and development expense or general and administrative expense, as appropriate, over the vesting period of the individual stock options for which it was recorded, generally four years. If employees and consultants continue to vest in accordance with their individual stock options, we expect to record amortization expense for deferred stock-based compensation as follows: $2.5 million during the remaining three months of 2003 and $0.9 million during 2004. The amount of stock-based compensation expense to be recorded in future periods may decrease if unvested stock options for which deferred stock-based compensation has been recorded are subsequently canceled or forfeited or may increase if additional stock options are granted to individuals other than employees or directors.

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

         In January 2003, the FASB issued Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. In October 2003, the FASB issued FASB Staff Position No. FIN 46-6. FIN 46-6 deferred the effective date of FIN 46 to the end of the first interim or annual period ending after

December 15, 2003 for variable interest entities created before February 1, 2003. FIN 46 applies immediately to variable interest entities created after January 31, 2003. In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility for the distribution of utilities and related services among our facilities. As adopted on December 31, 2003, FIN 46 will require us to consolidate the lessor under our synthetic lease. Accordingly, if the synthetic lease remains in place as of December 31, 2003, our balance sheet as of such date will reflect additional property and equipment of $54.8 million funded under the synthetic lease for property and improvements, less accumulated depreciation; $52.3 million as long-term debt; and $2.5 million as minority interest. Our statement of operations for the year ended December 31, 2003 will reflect a charge of approximately $3.1 million for depreciation through December 31, 2003, as a cumulative effect of an accounting change. In addition, we will be required to depreciate such improvements over their useful lives. We are currently considering replacing the synthetic lease. See "- Liquidity and Capital Resources."

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and 2002

         Revenues. Total revenues increased 51% to $12.1 million in the three months ended September 30, 2003 from $8.0 million in the corresponding period in 2002. The increase of $4.1 million was primarily the result of higher revenues in the 2003 period from technology license agreements.

         Research and Development Expenses. Research and development expenses increased 7% to $21.2 million in the three months ended September 30, 2003 from $19.8 million in the corresponding period in 2002. The increase of $1.4 million was primarily attributable to increased personnel costs to support the expansion of our drug discovery programs, the development and analysis of knockout mice and our other functional genomics research efforts. Research and development expenses for the three months ended September 30, 2003 and 2002 included $1.2 million and $1.3 million of stock-based compensation, respectively.

         General and Administrative Expenses. General and administrative expenses were effectively unchanged at $5.8 million in the three months ended September 30, 2003 and in the corresponding period in 2002. General and administrative expenses for both periods included $1.3 million of stock-based compensation.

         Interest and Other Income. Interest and other income decreased to $0.4 million in the three months ended September 30, 2003 from $0.7 million in the corresponding period in 2002. The decrease resulted from lower average cash and investment balances and lower average interest rates during the 2003 period.

         Net Loss and Net Loss Per Common Share. Net loss decreased to $14.6 million in the three months ended September 30, 2003 from $16.8 million in the corresponding period in 2002. Net loss per common share decreased to $0.24 in the three months ended September 30, 2003 from $0.32 in the corresponding period of 2002. As a complement to reporting net loss and net loss per common share in accordance with generally accepted accounting principles, or GAAP, we provide net loss and net loss per common share excluding non-cash, stock-based compensation. We use these measures in establishing budgets and believe they are useful in measuring the performance of our business. Excluding stock-based compensation expense of $2.5 million and $2.6 million in the three months ended September 30, 2003 and 2002, respectively, we would have had a net loss of $12.0 million and net loss per common share of

$0.20 in the three months ended September 30, 2003, as compared to a net loss of $14.2 million and net loss per common share of $0.27 in the corresponding period in 2002.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Nine Months Ended September 30, 2003 and 2002

         Revenues. Total revenues increased 16% to $29.1 million in the nine months ended September 30, 2003 from $25.1 million in the corresponding period of 2002. The increase of $4.0 million was primarily the result of higher revenues in the 2003 period from technology license fees.

         Research and Development Expenses. Research and development expenses increased 11% to $61.9 million in the nine months ended September 30, 2003 from $55.6 million in the corresponding period in 2002. The increase of $6.3 million was primarily attributable to increased personnel costs and depreciation and amortization to support the expansion of our drug discovery programs, the development and analysis of knockout mice and our other functional genomics research efforts. Research and development expenses for the nine months ended September 30, 2003 and 2002 included $3.8 million and $3.9 million of stock-based compensation, respectively.

         General and Administrative Expenses. General and administrative expenses decreased 1% to $17.5 million in the nine months ended September 30, 2003 from $17.7 million in the corresponding period in 2002. General and administrative expenses for both periods included $3.8 million of stock-based compensation.

         Interest and Other Income. Interest and other income decreased to $1.2 million in the nine months ended September 30, 2003 from $2.5 million in the corresponding period in 2002. The decrease resulted from lower average cash and investment balances and lower average interest rates during the 2003 period.

         Net Loss and Net Loss Per Common Share. Net loss increased to $49.3 million in the nine months ended September 30, 2003 from $45.8 million in the corresponding period in 2002. Net loss per common share increased to $0.90 in the nine months ended September 30, 2003 from $0.88 in the corresponding period of 2002. Excluding stock-based compensation expense of $7.6 million and $7.7 million in the nine months ended September 30, 2003 and 2002, respectively, we would have had a net loss of $41.7 million and net loss per common share of $0.76 in the nine months ended September 30, 2003, as compared to a net loss of $38.1 million and net loss per common share of $0.73 in the corresponding period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our database subscription, collaboration and license agreements, equipment financing arrangements and leasing arrangements. From our inception through September 30, 2003, we had received net proceeds of $293.0 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000 and $50.1 million from our July 2003 common stock offering. In addition, from our inception through September 30, 2003, we received $122.9 million in cash payments from database subscription and technology license fees, drug discovery alliances, functional genomics collaborations, sales of compound libraries and reagents, and government grants, of which $117.6 million had been recognized as revenues through September 30, 2003.

         As of September 30, 2003, we had $133.6 million in cash, cash equivalents and short-term investments, including restricted cash and investments, as compared to $123.1 million as of December 31, 2002. Restricted cash and investments were $57.5 million and $57.7 million at September 30, 2003 and December 31, 2002, respectively. We used cash of $36.1 million in operations in the nine months ended September 30, 2003. This consisted primarily of the net loss for the period of $49.3 million offset by non-cash charges of $7.6 million related to stock-based compensation expense, $7.6 million related to depreciation expense and $0.9 million related to amortization of intangible assets other than goodwill. Investing activities provided cash of $10.8 million in the nine months ended September 30, 2003, principally as a result of net maturities of short-term investments, offset in part by an increase in restricted cash. Financing activities provided cash of $50.3 million, consisting primarily of the $50.1 million in net proceeds from our July 2003 common stock offering.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of an additional laboratory and office building and a second animal facility. The synthetic lease agreement was subsequently expanded to include funding for the construction of a central plant facility for the distribution of utilities and related services among our facilities. Including the purchase price for our existing facilities, the synthetic lease, as amended, provided for funding of up to $55.0 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period and may be extended at our option for up to seven additional one-year terms. Alternatively, the lease may be terminated at an earlier date if we elect to (1) purchase the properties for a price equal to the $54.8 million funded under the synthetic lease for property and improvements plus the amount of any accrued but unpaid lease payments, (2) arrange for the sale of the properties to a third party or
(3) surrender the properties to the lessor. If we elect to arrange for the sale of the properties or surrender the properties to the lessor, we have guaranteed approximately 86% of the total original cost as the residual fair value of the properties. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. Based on a LIBOR rate of 1.2% at September 30, 2003, our total lease payments would be approximately $0.8 million per year. We are required to maintain restricted cash or investments to collateralize amounts funded under the synthetic lease agreement. In addition, we have agreed to maintain cash and investments of at least $12.0 million in excess of our restricted cash and investments. If our cash and investments fall below that level, we may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because our cost to purchase the properties would not materially exceed the $54.8 million funded under the synthetic lease for property and improvements and would likely be less than the amount of restricted cash and investments we are required to maintain under the synthetic lease, we believe that any requirement that we do so would not have a material adverse effect on our financial condition. As of September 30, 2003 and December 31, 2002, we maintained restricted cash and investments of $57.0 million and $57.2 million, respectively, to collateralize funding for property and improvements under the synthetic lease of $54.8 million and $55.0 million, respectively.

         We are considering replacing our synthetic lease agreement covering all of our facilities in The Woodlands, Texas, and we are currently engaged in discussions to do so. We expect that any such new arrangement would require us to maintain substantially lower amounts of restricted cash and investments while increasing our lease payments with respect to these facilities, as compared to our synthetic lease agreement.

         In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. signed a ten-year lease for a 76,000 square-foot facility in Hopewell, New Jersey. Our subsidiary has exercised its option under the lease to obtain $2.0 million in funds from the landlord to be used for tenant improvements. The lease provides that the expiration of the term of the lease will be extended to June 30, 2013, the tenth anniversary of the date on which the landlord provided the tenant improvement funds, and that such funds will be amortized over a ten-year period. Accordingly, the escalating yearly base rent payment under the lease will be $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in year ten. We are the guarantor of the obligations of our subsidiary under the lease.

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

         Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain alliance, collaboration, technology license and database subscription agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products that we may develop and the resources we devote to developing and supporting such products. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary products and technologies. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and revenues we expect to derive from drug discovery alliances, subscriptions to our databases, target validation collaborations and technology licenses will be sufficient to fund our operations at least through the next 24 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities, or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders, and in the case of debt securities, could subject us to restrictive covenants.

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

RISK FACTORS

         Our business is subject to certain risks and uncertainties, including those referenced below:

Risks Related to Our Company and Business

     - we have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

     - we will need additional capital in the future and, if it is not available, we will have to curtail or cease operations

     - we are an early-stage company, and we have not successfully developed or commercialized any therapeutics or drug targets that we have identified

     - we face substantial competition in the discovery of the DNA sequences of genes and their functions and in our drug discovery and product development efforts

     - we rely heavily on our collaborators to develop and commercialize pharmaceutical products based on genes that we identify as promising candidates for development as drug targets

     - we rely on several key collaborators for a significant portion of our revenues

     - cancellations by or conflicts with our collaborators could harm our business

     - we have no experience in developing and commercializing pharmaceutical products on our own

     - we lack the capability to manufacture compounds for preclinical studies, clinical trials or commercial sales and will rely on third parties to manufacture our potential products

     - we may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

     - if we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products

     - because all of our target validation operations are located at a single facility, the occurrence of a disaster could significantly disrupt our business

     - our quarterly operating results have been and likely will continue to fluctuate, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance

Risks Related to Our Industry

     - our ability to patent our inventions is uncertain because patent laws and their interpretation are highly uncertain and subject to change

     -   our patent applications may not result in patent rights

     - if other companies and institutions obtain patents relating to our drug target or product candidate discoveries, we may be unable to obtain patents for our inventions based upon those discoveries and may be blocked from using or developing some of our technologies and products

     - issued or pending patents may not fully protect our discoveries, and our competitors may be able to commercialize technologies or products similar to those covered by our issued or pending patents

     - we may be involved in patent litigation and other disputes regarding intellectual property rights and may require licenses from third parties for our discovery and development and planned commercialization activities. We may not prevail in any such litigation or other dispute or be able to obtain required licenses.

     - we use intellectual property that we license from third parties. If we do not comply with these licenses, we could lose our rights under them

     - we have not sought patent protection outside of the United States for some of our inventions, and some of our licensed patents only provide coverage in the United States

     -   we may be unable to protect our trade secrets

     - our efforts to discover, evaluate and validate potential targets for therapeutic intervention and our drug discovery programs are subject to evolving data and other risks inherent in the drug discovery process

     - we are subject to extensive and uncertain government regulatory requirements, which could adversely affect our ability to obtain, in a timely manner or at all, government approval of products based on genes that we identify, or to commercialize such products

     - if we obtain regulatory approval for our potential products, we will remain subject to extensive and rigorous ongoing regulation

     - the uncertainty of pharmaceutical pricing and reimbursement may decrease the commercial potential of any products that we or our collaborators may develop and affect our ability to raise capital

     - we use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly

     -   we may be sued for product liability

     - public perception of ethical and social issues may limit or discourage the use of our technologies, which could reduce our revenues

         For additional discussion of the risks and uncertainties that affect our business, see "Item 1. Business - Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2002 and the section captioned "Risk Factors" included in our Registration Statement on Form S-3 (Registration No. 333-108855), as filed with the Securities and Exchange Commission.

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

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
   31.1     -- Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2     -- Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     -- Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002

         (b)      Reports on Form 8-K:

                  On July 11, 2003, we filed a Current Report on Form 8-K dated July 10, 2003 relating to (i) the purchase of our common stock by RCM Financial Services, L.P. and Cogene Biotech Ventures, L.P. from the Estate of Gordon A. Cain and The Gordon and Mary Cain Foundation in a private transaction not registered under the Securities Act of 1933 and (ii) the execution of a letter agreement with RCM Financial Services, L.P. and Cogene Biotech Ventures, L.P. relating to our obligations under our existing registration rights agreement.

                  On July 24, 2003, we filed a Current Report on Form 8-K dated July 23, 2003 relating to our filing of (i) a press release, underwriting agreement and legal opinion relating to a public offering and sale of our common stock and (ii) certain amendments modifying our synthetic lease agreement and subsidiary lease of laboratory and office space in Hopewell, New Jersey.

                  On July 31, 2003, we filed a Current Report on Form 8-K dated July 31, 2003 relating to our issuance of a press release reporting our financial results for the quarter ended June 30, 2003, which press release included our consolidated balance sheet data and consolidated statements of operations data for the period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LEXICON GENETICS INCORPORATED

Date: November 6, 2003                 By: /s/ ARTHUR T. SANDS
                                          --------------------------------------
                                           Arthur T. Sands, M.D., Ph.D.
                                           President and Chief Executive Officer

Date: November 6, 2003                 By: /s/ JULIA P. GREGORY
                                          --------------------------------------
                                           Julia P. Gregory
                                           Executive Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                                   DESCRIPTION
-----------                                   -----------
   31.1     -- Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2     -- Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     -- Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of
               2002