Form 10-Q
period 2004-03-31
LEXICON GENETICS INC/TX
filed 2004-04-30
CIK 1062822

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

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                 Yes [X] No [ ]

         As of April 28, 2004, 63,337,622 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS.................................................................    2

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets - March 31, 2004 (unaudited) and December 31, 2003......................    3
         Consolidated Statements of Operations (unaudited) - Three Months Ended
              March 31, 2004 and 2003........................................................................    4
         Consolidated Statements of Cash Flows (unaudited) - Three Months Ended
              March 31, 2004 and 2003........................................................................    5
         Notes to Consolidated Financial Statements (unaudited)..............................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   17
Item 4.  Controls and Procedures.............................................................................   17
PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K....................................................................   17
SIGNATURES...................................................................................................   19

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                              AS OF MARCH 31,        AS OF DECEMBER 31,
                                                                                    2004                    2003
                                                                              ----------------       ------------------
                                                                                (UNAUDITED)
                               ASSETS

Current assets:
    Cash and cash equivalents............................................     $         51,192        $          81,915
    Restricted cash......................................................               56,963                   56,963
    Short-term investments, including restricted investments of
       $551 in 2004 and 2003 ............................................               37,270                   22,123
    Accounts receivable, net of allowance for doubtful accounts
       of $109 for 2004 and 2003.........................................                3,181                    6,571
    Prepaid expenses and other current assets............................                3,444                    3,933
                                                                              ----------------        -----------------
       Total current assets..............................................              152,050                  171,505
Property and equipment, net of accumulated depreciation
    of $34,732 and $31,941, respectively.................................               82,146                   83,676
Goodwill.................................................................               25,798                   25,798
Intangible assets, net of amortization of $3,260 and $2,960, respectively                2,740                    3,040
Other assets.............................................................                  202                      180
                                                                              ----------------        -----------------
       Total assets......................................................     $        262,936        $         284,199
                                                                              ================        =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.....................................................     $          3,820        $           5,884
    Accrued liabilities..................................................                3,811                    4,757
    Current portion of deferred revenue..................................               19,896                   21,125
                                                                              ----------------        -----------------
       Total current liabilities.........................................               27,527                   31,766
Deferred revenue, net of current portion.................................               22,857                   26,567
Long-term debt...........................................................               56,344                   56,344
Other long-term liabilities..............................................                3,426                    3,306
                                                                              ----------------        -----------------
       Total liabilities.................................................              110,154                  117,983

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding..................................                  --                       --
    Common stock, $.001 par value; 120,000 shares authorized;
       63,326 and 62,827 shares issued and outstanding...................                   63                       63
    Additional paid-in capital...........................................              382,189                  380,995
    Deferred stock compensation..........................................                  (61)                    (899)
    Accumulated deficit..................................................             (229,409)                (213,943)
                                                                              ----------------        -----------------
       Total stockholders' equity........................................              152,782                  166,216
                                                                              ----------------        -----------------
       Total liabilities and stockholders' equity........................     $        262,936        $         284,199
                                                                              ================        =================

   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------------
                                                                     2004               2003
                                                                 -------------      -------------
Revenues:
   Subscription and license fees..............................   $       3,548      $       3,102
   Collaborative research.....................................           8,294              4,993
   Compound libraries and other...............................              --                 11
                                                                 -------------      -------------
     Total revenues...........................................          11,842              8,106
Operating expenses:
   Research and development, including stock-based
     compensation of $419 and $1,270, respectively............          22,401             19,834
   General and administrative, including stock-based
     compensation of $411 and $1,276, respectively............           5,044              5,804
                                                                 -------------      -------------
       Total operating expenses...............................          27,445             25,638
                                                                 -------------      -------------
Loss from operations..........................................         (15,603)           (17,532)
Interest and other income.....................................             428                468
Interest expense..............................................            (291)               (81)
                                                                 --------------     -------------
Net loss......................................................   $     (15,466)     $     (17,145)
                                                                 =============      =============
Net loss per common share, basic and diluted..................   $       (0.25)     $       (0.33)
Shares used in computing net loss per common share,
   basic and diluted..........................................          63,065             52,371

   The accompanying notes are an integral part of these financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------
                                                                                 2004                2003
                                                                            -------------       -------------
Cash flows from operating activities:
   Net loss..............................................................   $     (15,466)      $     (17,145)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation........................................................           2,821               2,535
     Amortization of intangible assets, other than goodwill..............             300                 300
     Amortization of deferred stock compensation.........................             830               2,547
     Changes in operating assets and liabilities:
       Decrease in accounts receivable...................................           3,390               1,334
       Decrease in prepaid expenses and other current assets.............             489                 303
       (Increase) decrease in other assets...............................             (22)                513
       Decrease in accounts payable and other liabilities................          (2,890)             (2,217)
       Decrease in deferred revenue......................................          (4,939)             (3,007)
                                                                            -------------       -------------
         Net cash used in operating activities...........................         (15,487)            (14,837)
Cash flows from investing activities:
   Purchases of property and equipment...................................          (1,291)               (689)
   Increase in restricted cash...........................................             --              (15,344)
   Purchases of investments..............................................         (18,983)            (15,386)
   Maturities of investments.............................................           3,836              46,054
                                                                            -------------       -------------
       Net cash (used in) provided by investing activities...............         (16,438)             14,635
Cash flows from financing activities:
   Proceeds from issuance of common stock................................           1,202                  17
                                                                            -------------       -------------
       Net cash provided by financing activities.........................           1,202                  17
                                                                            -------------       -------------
Net decrease in cash and cash equivalents................................         (30,723)               (185)
Cash and cash equivalents at beginning of period.........................          81,915              39,362
                                                                            -------------       -------------
Cash and cash equivalents at end of period...............................   $      51,192       $      39,177
                                                                            =============       =============

Supplemental disclosure of cash flow information:
   Cash paid for interest................................................   $         206       $           1
Supplemental disclosure of non-cash investing and financing activities:
   Deferred stock compensation, net of reversals.........................   $           7       $          52
   Retirement of property and equipment..................................   $          30       $          --

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         The accompanying consolidated financial statements include the accounts of Lexicon and its subsidiary. Intercompany transactions and balances are eliminated in consolidation.

         For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2003, as filed with the SEC.

2.       RESTRICTED CASH AND INVESTMENTS

         Lexicon is required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement under which it leases its office and laboratory facilities in The Woodlands, Texas (see Note
5), as well as to collateralize standby letters of credit for the leases on its office and laboratory facilities in East Windsor and Hopewell, New Jersey (see
Note 6). As of March 31, 2004 and December 31, 2003, the Company maintained restricted cash and investments of $57.5 million under these agreements. The Company refinanced the synthetic lease in April 2004 (See Note 7).

3.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

4.       STOCK-BASED COMPENSATION

         Lexicon's stock-based compensation plans are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon recognized $0.8 million and $2.5 million of stock-based compensation during the three-month periods ended March 31, 2004 and 2003, respectively, which was primarily related to option grants made prior to Lexicon's April 2000 initial public offering. The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of Financial Accounting Standards Board (FASB) No. 123 "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                               ---------------------------------
                                                                   2004                 2003
                                                               -------------       -------------
Net loss, as reported.....................................     $     (15,466)      $     (17,145)
Add: Stock-based employee compensation
   expense included in reported net loss..................               830               2,546
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards.........................................            (4,882)             (6,443)
                                                              --------------       -------------
Pro forma net loss........................................    $      (19,518)      $     (21,042)
                                                              ==============       =============

Net loss per common share, basic and diluted
   As reported............................................    $        (0.25)      $       (0.33)
                                                              ==============       =============
   Pro forma..............................................    $        (0.31)      $       (0.40)
                                                              ==============       =============

5.       DEBT OBLIGATIONS

         Genentech Loan: On December 31, 2002, Lexicon borrowed $4.0 million under a note agreement with Genentech, Inc. The proceeds of the loan are to be used to fund research efforts under the alliance agreement with Genentech. The note matures on December 31, 2005, but the Company may prepay it at any time. The Company may repay the note, at its option, in cash, in shares of common stock valued at the then-current market price, or in a combination of cash and shares, subject to certain limitations. The note accrues interest at an annual rate of 8%, compounded quarterly. The note is subordinated in right of payment to borrowings made under Lexicon's synthetic lease, which is discussed below.

         Synthetic Lease Obligation: In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased the Company's existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of additional facilities. Including the purchase price for the Company's existing facilities, the synthetic lease, as amended, provided funding of $54.8 million in property and improvements. The term of the agreement is six years, which includes the construction period and a lease period. Lease payments for the new facilities began upon completion of construction, which occurred at the end of the first quarter of 2002. Lease payments are subject to fluctuation based on LIBOR rates. At the end of the lease term, the lease may be extended for one-year terms, up to seven additional terms, or the Company may purchase the properties for a price equal to the $54.8 million funded under the synthetic lease for property and improvements plus the amount of any accrued but unpaid lease payments. If the Company elects not to renew the lease or purchase the properties, it may arrange for the sale of the properties to a third party or surrender the properties to the lessor. If the Company elects to arrange for the sale of the properties or surrender the properties to the lessor, it has guaranteed approximately 86% of the total original cost as the residual fair value of the properties. The Company is required to maintain restricted cash or investments to collateralize borrowings made under the synthetic lease agreement. In addition, Lexicon has agreed to maintain cash and investments of at least $12.0 million in excess of the Company's restricted cash and investments. If the Company's cash and investments fall below that level, the Company may be required to seek a waiver of that agreement or to purchase the properties or arrange for their sale to a third party. Because the Company's cost to purchase the properties would not materially exceed the $54.8 million funded under the synthetic lease for property and improvements and would likely be less than the amount of restricted cash and investments it is required to maintain under the synthetic lease, the Company believes that any requirement that it do so would not have a material adverse effect on its financial condition. As of March 31, 2004 and December 31, 2003, the Company maintained restricted cash and investments of $57.0 million to collateralize funding for property and improvements under the synthetic lease of $54.8 million. Lexicon adopted Financial Accounting Standards Board Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" on December 31, 2003. Lexicon determined that the lessor under the synthetic lease is a variable interest entity as defined by FIN 46, and that the Company absorbs a majority of the variable interest entity's expected losses. Accordingly, the Company consolidated the variable interest entity. Subsequent to March 31, 2004, Lexicon purchased the facilities subject to the synthetic lease as discussed in Note 7.

6.       COMMITMENTS AND CONTINGENCIES

         Lexicon's subsidiary leases a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. Lexicon's subsidiary leased a facility in East Windsor, New Jersey. The lease agreement expired in January 2004. The Company is required to maintain restricted investments to collateralize these leases. As of March 31, 2004, the Company had $551,000 in restricted investments to collateralize standby letters of credit for these leases.

7.       SUBSEQUENT EVENT

         In April 2004, Lexicon purchased its facilities in The Woodlands from the lessor under the synthetic lease. In connection with such purchase, Lexicon repaid the $54.8 million funded under the synthetic lease with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash. The mortgage has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. As a result of the refinancing, all restrictions on the cash and investments that had secured the obligations under the synthetic lease were lifted, leaving a total of $551,000 in restricted investments.

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

         Since our inception, we have incurred significant losses and, as of March 31, 2004, we had an accumulated deficit of $229.4 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including business development and general legal activities. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

         We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

         Fees for access to our databases and other target validation resources are recognized ratably over the subscription or access period. Payments received under target validation collaborations are recognized as revenue as we perform our obligations related to such research to the extent such fees are non-refundable. Non-refundable upfront fees and annual research funding under our drug discovery alliances are recognized as revenue on a straight-line basis over the estimated period of service, generally the contractual research term. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Non-refundable technology license fees are recognized as revenue upon the grant of the license, when performance is complete and there is no continuing involvement.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

         Revenues. Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                            THREE MONTHS ENDED MARCH 31
                                            ---------------------------
                                              2004                2003
                                            -------              ------
Total revenues...........................   $  11.8              $  8.1
Dollar increase..........................   $   3.7
Percentage increase......................        46%

              - Subscription and license fees - Revenue from subscriptions and license fees increased 14% to $3.5 million due to increased technology license fees.

              - Collaborative research - Revenue from collaborative research increased 66% to $8.3 million primarily due to increased revenue under our neuroscience alliance with Bristol-Myers Squibb Company, which was entered into in December 2003. This was offset in part by a decrease in revenues from target validation collaborations due to the scheduled conclusion of many of these arrangements.

         Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                              2004                2003
                                            --------             -------
Total research and development expense...   $   22.4             $  19.8
Dollar increase..........................   $    2.6
Percentage increase......................         13%

         Research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, laboratory supplies, facility and equipment costs, consulting and other services. The change in 2004 as compared to 2003 resulted primarily from the following costs:

              - Personnel - Personnel costs increased 23% to $10.4 million primarily due to increased personnel to support the expansion of our drug discovery programs, merit-based pay increases for employees and increasing employee benefit costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

              - Stock-based compensation - Stock based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 67% to $0.4 million. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

              - Laboratory supplies - Laboratory supplies expense increased 36% to $3.5 million due primarily to increased purchases of media and compounds related to our drug discovery activities.

              - Facilities and equipment - Facilities and equipment costs increased 5% to $5.1 million primarily due to depreciation expense on our facilities in The Woodlands, Texas. On December 31, 2003, we consolidated the lessor under our synthetic lease related to these facilities. Accordingly, depreciation expense on those facilities is now included in our operating expenses.

              - Consulting and other services - Consulting and other services increased 7% to $1.8 million primarily due to third-party research costs. Consulting and other services include subscriptions to third-party databases, technology licenses, legal and patent fees and third-party research.

              -   Other - Other costs increased by 17% to $1.2 million.

         General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                              2004                2003
                                            -------             -------
Total general and administrative expense.   $   5.0             $   5.8
Dollar decrease..........................   $   0.8
Percentage decrease......................        13%

         General and administrative expenses consist primarily of personnel costs to support our research activities, stock-based compensation expense, facility and equipment costs and professional fees, such as legal fees. The change in 2004 as compared to 2003 resulted primarily from the following costs:

              - Personnel - Personnel costs increased 3% to $2.9 million primarily due to merit-based pay increases and increased employee benefit costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

              - Stock-based compensation - Stock based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 68% to $0.4 million. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

              - Facilities and equipment - Facilities and equipment costs decreased 13% to $0.8 million.

              - Professional fees - Professional fees increased 31% to $0.3 million.

              -   Other - Other costs increased 12% to $0.6 million.

         Interest and Other Income. Interest and other income decreased to $0.4 million in the three months ended March 31, 2004 from $0.5 million in the corresponding period in 2003.

         Net Loss and Net Loss Per Common Share. Net loss decreased to $15.5 million in the three months ended March 31, 2004 from $17.1 million in the corresponding period in 2003. Net loss per common share decreased to $0.25 in the three months ended March 31, 2004 from $0.33 in the corresponding period in 2003. Net loss includes stock-based compensation expense of $0.8 million and $2.5 million in the three months ended March 31, 2004 and 2003, respectively.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our collaboration, license and database subscription agreements, equipment financing arrangements and leasing arrangements. From our inception through March 31, 2004, we had received net proceeds of $294.3 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000 and $50.1 million from our July 2003 common stock offering. In addition, from our inception through March 31, 2004, we received $182.5 million in cash payments from database subscription and technology license fees, drug discovery alliances, target validation collaborations, sales of compound libraries and reagents, and government grants, of which $143.2 million had been recognized as revenues through March 31, 2004.

         As of March 31, 2004, we had $145.4 million in cash, cash equivalents and short-term investments (including $57.5 million of restricted cash and investments), as compared to $161.0 million (including $57.5 million of restricted cash and investments) as of December 31, 2003. We used cash of $15.5 million in operations in the three months ended March 31, 2004. This consisted primarily of the net loss for the period of $15.5 million offset by non-cash charges of $2.8 million related to depreciation expense, $0.8 million related to stock-based compensation expense, and $0.3 million related to amortization of intangible assets other than goodwill; a $4.9 million decrease in deferred revenue; and changes in other operating assets and liabilities of $1.0 million. Investing activities used cash of $16.4 million in the three months ended March 31, 2004, principally as a result of net purchases of short-term investments. We received cash of $1.2 million in financing activities consisting of proceeds from stock option exercises.

         In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of additional facilities. Including the purchase price for our existing facilities, the synthetic lease, as amended, provided funding of $54.8 million in property and improvements. We consolidated the lessor under our synthetic lease upon adoption of Financial Accounting Standards Board Interpretation No. 46 on December 31, 2003. In April 2004, we purchased our facilities in The Woodlands from the lessor under the synthetic lease. In connection with such purchase, we repaid the $54.8 million funded under the synthetic lease with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash. The mortgage has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. As a result of the refinancing, all restrictions on the cash and investments that had secured our obligations under the synthetic lease were eliminated, leaving a total of $551,000 in restricted investments related to our New Jersey facilities.

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

         Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and revenues we expect to derive from drug discovery alliances, technology licenses and target validation collaborations will be sufficient to fund our operations at least through the next two years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

DISCLOSURE ABOUT MARKET RISK

         We are exposed to limited market and credit risk on our cash equivalents, which have maturities of three months or less at the time of purchase. We maintain a short-term investment portfolio which consists of U.S. government agency debt obligations, investment grade commercial paper, corporate debt securities and certificates of deposit that mature within twelve months, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

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

         Our business is subject to certain risks and uncertainties, including those referenced below:

Risks Related to Our Business

     - we have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

     - we will need additional capital in the future and, if it is not available, we will have to curtail or cease operations

     - any sale of additional equity securities in the future may be dilutive to our stockholders

     - we are an early-stage company, and we may not successfully develop or commercialize any therapeutics or drug targets that we have identified

     - we face substantial competition in the discovery of the DNA sequences of genes and their functions and in our drug discovery and product development efforts

     - we rely heavily on our collaborators to develop and commercialize pharmaceutical products based on genes that we identify as promising candidates for development as drug targets and our collaborators' efforts may fail to yield pharmaceutical products on a timely basis, if at all

     - we rely on several key collaborators for a significant portion of our revenues, the loss of any of which would negatively impact our business to the extent such losses are not offset by additional collaborators

     - cancellations by or conflicts with our collaborators could harm our business

     - we may be unsuccessful in developing and commercializing pharmaceutical products on our own

     - we lack the capability to manufacture compounds for preclinical studies, clinical trials or commercial sales and will rely on third parties to manufacture our potential products, which may harm or delay our product development and commercialization efforts

     - we may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

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

     - our ability to patent our inventions is uncertain because patent laws and their interpretation are highly uncertain and subject to change

     - our patent applications may not result in enforceable patent rights and, as a result, the protection afforded to our scientific discoveries may be insufficient

     - if other companies and institutions obtain patents relating to our drug target or product candidate discoveries, we may be unable to obtain patents for our inventions based upon those discoveries and may be blocked from using or developing some of our technologies and products

     - issued or pending patents may not fully protect our discoveries, and our competitors may be able to commercialize technologies or products similar to those covered by our issued or pending patents

     - we may be involved in patent litigation and other disputes regarding intellectual property rights and may require licenses from third parties for our discovery and development and planned commercialization activities, and we may not prevail in any such litigation or other dispute or be able to obtain required licenses

     - we use intellectual property that we license from third parties, and if we do not comply with these licenses, we could lose our rights under them

     - we have not sought patent protection outside of the United States for some of our inventions, and some of our licensed patents only provide coverage in the United States, and as a result, our international competitors could be granted foreign patent protection with respect to our discoveries

     -   we may be unable to protect our trade secrets

     - our efforts to discover, evaluate and validate potential targets for drug intervention and our drug discovery programs are subject to evolving data and other risks inherent in the drug discovery process

     - our industry is subject to extensive and uncertain government regulatory requirements, which could significantly hinder our ability, or the ability of our collaborators, to obtain, in a timely manner or at all, government approval of products based on genes that we identify, or to commercialize such products

     - if our potential products receive regulatory approval, we or our collaborators will remain subject to extensive and rigorous ongoing regulation

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

     - public perception of ethical and social issues may limit or discourage the use of our technologies, which could reduce our revenues

         For additional discussion of the risks and uncertainties that affect our business, see "Item 1. Business - Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Disclosure about Market Risk" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for quantitative and qualitative disclosures about market risk.

ITEM 4.  CONTROLS AND PROCEDURES

         Lexicon's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

         Subsequent to the Company's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT NO.                                                 DESCRIPTION
----------      -------------------------------------------------------------------------------------
   10.1         -- Consulting Agreement with Alan S. Nies, M.D. dated February 19, 2003, as amended

   31.1         -- Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2         -- Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1         -- Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

         (b)      Reports on Form 8-K:

                  On February 19, 2004, we filed a Current Report on Form 8-K dated February 19, 2004 relating to our issuance of a press release reporting our financial results for the quarter and year ended December 31, 2003, which press release included our consolidated balance sheet data and consolidated statements of operations data for the periods.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LEXICON GENETICS INCORPORATED

Date:   April 30, 2004       By:  /s/ ARTHUR T. SANDS
                                 -----------------------------------------------
                                 Arthur T. Sands, M.D., Ph.D.
                                 President and Chief Executive Officer

Date:   April 30, 2004       By:  /s/ JULIA P. GREGORY
                                 -----------------------------------------------
                                 Julia P. Gregory
                                 Executive Vice President, Corporate Development and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                                          DESCRIPTION
-----------    ------------------------------------------------------------------------------------------
  10.1         -- Consulting Agreement with Alan S. Nies, M.D. dated February 19, 2003, as amended

  31.1         -- Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2         -- Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1         -- Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002