Form 10-K/A
period 2003-12-31
LEXICON GENETICS INC/TX
filed 2004-07-16
CIK 1062822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant's most recently completed second quarter was approximately $198.3 million, based on the closing price of the common stock on the Nasdaq National Market on June 30, 2003 of $6.60 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the registrant's common stock are assumed to be affiliates. As of June 30, 2004, 63,409,081 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      No documents are incorporated by reference into this Form 10-K/A.

================================================================================

EXPLANATORY NOTE

      We are filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2003, originally filed with the Securities and Exchange Commission on March 12, 2004, solely for the purpose of filing revised versions of Exhibits 10.14 and 10.15 to disclose certain information for which confidential treatment had been initially requested. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including Item 15 below. Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K for the year ended December 31, 2003 is amended by this Form 10-K/A.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents filed as a part of this report:

            1.    Consolidated Financial Statements

                                                           PAGE
                                                           ----
Report of Independent Auditors.............................F-1
Report of Independent Public Accountants...................F-2
Consolidated Balance Sheets................................F-3
Consolidated Statements of Operations......................F-4
Consolidated Statements of Stockholders' Equity............F-5
Consolidated Statements of Cash Flows......................F-6
Notes to Consolidated Financial Statements.................F-7

      All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

      2.    Exhibits

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    3.1   --   Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
               No. 333-96469) and incorporated by reference herein).

    3.2   --   Restated Bylaws (filed as Exhibit 3.2 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-96469)
               and incorporated by reference herein).

   10.1   --   Employment Agreement with Arthur T. Sands, M.D., Ph.D. (filed as
               Exhibit 10.1 to the Company's Registration Statement on Form S-1
               (Registration No. 333-96469) and incorporated by reference herein).

   10.2   --   Employment Agreement with James R. Piggott, Ph.D. (filed as
               Exhibit 10.2 to the Company's Registration Statement on Form S-1
               (Registration No. 333-96469) and incorporated by reference herein).

   10.3   --   Employment Agreement with Jeffrey L. Wade, J.D. (filed as Exhibit
               10.3 to the Company's Registration Statement on Form S-1
               (Registration No. 333-96469) and incorporated by reference herein).

   10.4   --   Employment Agreement with Brian P. Zambrowicz, Ph.D. (filed as
               Exhibit 10.4 to the Company's Registration Statement on Form S-1
               (Registration No. 333-96469) and incorporated by reference herein).

   10.5   --   Employment Agreement with Julia P. Gregory (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration
               No. 333-96469) and incorporated by reference herein).

   10.6   --   Employment Agreement with Alan Main, Ph.D. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   10.7   --   Form of Indemnification Agreement with Officers and Directors
               (filed as Exhibit 10.7 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-96469) and incorporated by
               reference herein).

   10.8   --   2000 Equity Incentive Plan (filed as Exhibit 10.8 to the
               Company's Registration Statement on Form S-1 (Registration No.
               333-96469) and incorporated by reference herein).

   10.9   --   2000 Non-Employee Directors' Stock Option Plan (filed as Exhibit
               10.9 to the Company's Registration Statement on Form S-1
               (Registration No. 333-96469) and incorporated by reference herein).

  10.10   --   Coelacanth Corporation 1999 Stock Option Plan (filed as Exhibit
               99.1 to the Company's Registration Statement on Form S-8
               (Registration No. 333-66380) and incorporated by reference herein).

 +10.11   --   LexVision Database and Collaboration Agreement, dated September
               26, 2000, with Bristol-Myers Squibb Company (filed as Exhibit
               10.1 to the Company's Current Report on Form 8-K dated September
               26, 2000 and incorporated by reference herein).

 +10.12   --   LexVision Database and Collaboration Agreement, dated June 27,
               2001, with Incyte Genomics, Inc. (filed as Exhibit 10.2 to the
               Company's Quarterly Report on Form 10-Q for the period ended June
               30, 2001 and incorporated by reference herein).

 +10.13   --   Therapeutic Protein Alliance Agreement, dated June 27, 2001, with
               Incyte Genomics, Inc. (filed as Exhibit 10.3 to the Company's
               Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated by reference herein).

*+10.14   --   Amended and Restated Collaboration and License Agreement, dated
               November 19, 2003, with Genentech, Inc.

*+10.15   --   Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company

  10.16   --   Synthetic Lease Financing Facility with First Security Bank,
               National Association, the Lenders and Holders named therein, and
               Bank of America, N.A. (filed as Exhibit 10.12 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

  10.17   --   Lease Agreement, dated October 21, 1998, between Coelacanth
               Chemical Corporation and ARE-279 Princeton Road, LLC. (filed as
               Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 2001 and incorporated by reference herein).

  10.18   --   Lease Agreement, dated May 23, 2002, between Lexicon
               Pharmaceuticals (New Jersey), Inc. and Townsend Property Trust
               Limited Partnership (filed as Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein).

   21.1   --   Subsidiaries (filed as Exhibit 21.1 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference herein).

 **23.1   --   Consent of Ernst & Young LLP

 **23.2   --   Information regarding consent of Arthur Andersen LLP

 **24.1   --   Power of Attorney (contained in signature page)

  *31.1   --   Certification of CEO Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

  *31.2   --   Certification of CFO Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

  *32.1   --   Certification of CEO and CFO Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   99.1   --   Letter to the Securities and Exchange Commission regarding Audit
               Assurances (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and
               incorporated by reference herein).

---------------------

*        Filed herewith.

**       Previously filed.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LEXICON GENETICS INCORPORATED

Date:  July 16, 2004          By:                *
                                 -----------------------------------------------
                                 Arthur T. Sands, M.D., Ph.D.
                                 President and Chief Executive Officer

Date:  July 16, 2004          By:                *
                                 -----------------------------------------------
                                 Julia P. Gregory
                                 Executive Vice President, Corporate Development and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                    TITLE                                                 DATE
              ---------                                    -----                                                 ----
                  *                      President and Chief Executive Officer                               July 16, 2004
------------------------------------     (Principal Executive Officer)
Arthur T. Sands, M.D., Ph.D.

                  *                      Executive Vice President, Corporate Development and                 July 16, 2004
------------------------------------     Chief Financial Officer
Julia P. Gregory                         (Principal Financial and Accounting Officer)

                  *                      Chairman of the Board of Directors                                  July 16, 2004
------------------------------------
C. Thomas Caskey, M.D.

                  *                      Director                                                            July 16, 2004
------------------------------------
Sam L. Barker, Ph.D.

                  *                      Director                                                            July 16, 2004
------------------------------------
Patricia M. Cloherty

                  *                      Director                                                            July 16, 2004
------------------------------------
Robert J. Lefkowitz, M.D.

                  *                      Director                                                            July 16, 2004
------------------------------------
Alan S. Nies. M.D.

* By:             /s/ Jeffrey L. Wade
         -----------------------------------
                  Jeffrey L. Wade

Pursuant to powers-of-attorney filed on
March 12, 2004 with the Annual Report on
Form 10-K for the year ended December
31, 2003

                                 EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    3.1   --   Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
               No. 333-96469) and incorporated by reference herein).

    3.2   --   Restated Bylaws (filed as Exhibit 3.2 to the Company's
               Registration Statement on Form S-1 (Registration No. 333-96469)
               and incorporated by reference herein).

   10.1   --   Employment Agreement with Arthur T. Sands, M.D., Ph.D. (filed as
               Exhibit 10.1 to the Company's Registration Statement on Form S-1
               (Registration No. 333-96469) and incorporated by reference herein).

   10.2   --   Employment Agreement with James R. Piggott, Ph.D. (filed as
               Exhibit 10.2 to the Company's Registration Statement on Form S-1
               (Registration No. 333-96469) and incorporated by reference herein).

   10.3   --   Employment Agreement with Jeffrey L. Wade, J.D. (filed as Exhibit
               10.3 to the Company's Registration Statement on Form S-1
               (Registration No. 333-96469) and incorporated by reference herein).

   10.4   --   Employment Agreement with Brian P. Zambrowicz, Ph.D. (filed as
               Exhibit 10.4 to the Company's Registration Statement on Form S-1
               (Registration No. 333-96469) and incorporated by reference herein).

   10.5   --   Employment Agreement with Julia P. Gregory (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration
               No. 333-96469) and incorporated by reference herein).

   10.6   --   Employment Agreement with Alan Main, Ph.D. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   10.7   --   Form of Indemnification Agreement with Officers and Directors
               (filed as Exhibit 10.7 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-96469) and incorporated by
               reference herein).

   10.8   --   2000 Equity Incentive Plan (filed as Exhibit 10.8 to the
               Company's Registration Statement on Form S-1 (Registration No.
               333-96469) and incorporated by reference herein).

   10.9   --   2000 Non-Employee Directors' Stock Option Plan (filed as Exhibit
               10.9 to the Company's Registration Statement on Form S-1
               (Registration No. 333-96469) and incorporated by reference herein).

  10.10   --   Coelacanth Corporation 1999 Stock Option Plan (filed as Exhibit
               99.1 to the Company's Registration Statement on Form S-8
               (Registration No. 333-66380) and incorporated by reference herein).

 +10.11   --   LexVision Database and Collaboration Agreement, dated September
               26, 2000, with Bristol-Myers Squibb Company (filed as Exhibit
               10.1 to the Company's Current Report on Form 8-K dated September
               26, 2000 and incorporated by reference herein).

 +10.12   --   LexVision Database and Collaboration Agreement, dated June 27,
               2001, with Incyte Genomics, Inc. (filed as Exhibit 10.2 to the
               Company's Quarterly Report on Form 10-Q for the period ended June
               30, 2001 and incorporated by reference herein).

 +10.13   --   Therapeutic Protein Alliance Agreement, dated June 27, 2001, with
               Incyte Genomics, Inc. (filed as Exhibit 10.3 to the Company's
               Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated by reference herein).

*+10.14   --   Amended and Restated Collaboration and License Agreement, dated
               November 19, 2003, with Genentech, Inc.

*+10.15   --   Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company

  10.16   --   Synthetic Lease Financing Facility with First Security Bank,
               National Association, the Lenders and Holders named therein, and
               Bank of America, N.A. (filed as Exhibit 10.12 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated by reference herein).

  10.17   --   Lease Agreement, dated October 21, 1998, between Coelacanth
               Chemical Corporation and ARE-279 Princeton Road, LLC. (filed as
               Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 2001 and incorporated by reference herein).

  10.18   --   Lease Agreement, dated May 23, 2002, between Lexicon
               Pharmaceuticals (New Jersey), Inc. and Townsend Property Trust
               Limited Partnership (filed as Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein).

   21.1   --   Subsidiaries (filed as Exhibit 21.1 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference herein).

 **23.1   --   Consent of Ernst & Young LLP

 **23.2   --   Information regarding consent of Arthur Andersen LLP

 **24.1   --   Power of Attorney (contained in signature page)

  *31.1   --   Certification of CEO Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

  *31.2   --   Certification of CFO Pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002

  *32.1   --   Certification of CEO and CFO Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   99.1   --   Letter to the Securities and Exchange Commission regarding Audit
               Assurances (filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and
               incorporated by reference herein).

---------------------

*     Filed herewith.

**    Previously filed.

+ Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.