Form 10-Q
period 2004-06-30
LEXICON GENETICS INC/TX
filed 2004-08-05
CIK 1062822

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

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                                 Yes |X| No | |

      As of July 30, 2004, 63,418,122 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS.................................................................    2

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003.......................    3
         Consolidated Statements of Operations (unaudited) - Three and Six Months Ended
              June 30, 2004 and 2003.........................................................................    4
         Consolidated Statements of Cash Flows (unaudited) - Six Months Ended
              June 30, 2004 and 2003.........................................................................    5
         Notes to Consolidated Financial Statements (unaudited)..............................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   19

Item 4.  Controls and Procedures.............................................................................   20

PART II - OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders.................................................   20

Item 6.  Exhibits and Reports on Form 8-K....................................................................   21

SIGNATURES...................................................................................................   22

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                AS OF JUNE 30,    AS OF DECEMBER 31,
                                                                                    2004                2003
                                                                                  ---------          ---------
                                                                                 (UNAUDITED)
                               ASSETS
Current assets:
    Cash and cash equivalents ...........................................         $  67,092          $  81,915
    Restricted cash .....................................................                --             56,963
    Short-term investments, including restricted investments of
       $430 and $551 in 2004 and 2003, respectively .....................            37,218             22,123
    Accounts receivable, net of allowance for doubtful accounts
       of $109 for 2004 and 2003 ........................................             2,178              6,571
    Prepaid expenses and other current assets ...........................             3,565              3,933
                                                                                  ---------          ---------
       Total current assets .............................................           110,053            171,505
Property and equipment, net of accumulated depreciation
    of $37,103 and $31,941, respectively ................................            81,810             83,676
Goodwill ................................................................            25,798             25,798
Intangible assets, net of amortization of $3,560 and $2,960, respectively             2,440              3,040
Other assets ............................................................             1,078                180
                                                                                  ---------          ---------
       Total assets .....................................................         $ 221,179          $ 284,199
                                                                                  =========          =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ....................................................         $   3,739          $   5,884
    Accrued liabilities .................................................             5,327              4,757
    Current portion of deferred revenue .................................            17,632             21,125
    Current portion of long-term debt ...................................               663                 --
                                                                                  ---------          ---------
       Total current liabilities ........................................            27,361             31,766
Deferred revenue, net of current portion ................................            19,146             26,567
Long-term debt ..........................................................            37,289             56,344
Other long-term liabilities .............................................             1,082              3,306
                                                                                  ---------          ---------
       Total liabilities ................................................            84,878            117,983

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding .................................                --                 --
    Common stock, $.001 par value; 120,000 shares authorized;
       63,411 and 62,827 shares issued and outstanding ..................                63                 63
    Additional paid-in capital ..........................................           382,487            380,995
    Deferred stock compensation .........................................               (52)              (899)
    Accumulated deficit .................................................          (246,197)          (213,943)
                                                                                  ---------          ---------
       Total stockholders' equity .......................................           136,301            166,216
                                                                                  ---------          ---------
       Total liabilities and stockholders' equity .......................         $ 221,179          $ 284,199
                                                                                  =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------  -------------------------
                                                           2004          2003          2004          2003
                                                         --------      --------      --------      --------
Revenues:
   Subscription and license fees ...................     $  2,567      $  4,310      $  6,115      $  7,412
   Collaborative research ..........................        8,211         4,590        16,505         9,583
   Compound libraries and other ....................           --            21            --            32
                                                         --------      --------      --------      --------
     Total revenues ................................       10,778         8,921        22,620        17,027
Operating expenses:
   Research and development, including stock-based
     compensation of $0, $1,285, $416 and $2,555,
     respectively ..................................       22,580        20,794        44,981        40,628
   General and administrative, including stock-based
     compensation of $0, $1,276, $411 and $2,552,
     respectively ..................................        4,642         5,979         9,686        11,783
                                                         --------      --------      --------      --------
       Total operating expenses ....................       27,222        26,773        54,667        52,411
                                                         --------      --------      --------      --------
Loss from operations ...............................      (16,444)      (17,852)      (32,047)      (35,384)
Interest and other income ..........................          361           316           789           784
Interest expense ...................................         (705)          (83)         (996)         (164)
                                                         --------      --------      --------      --------
Net loss ...........................................     $(16,788)     $(17,619)     $(32,254)     $(34,764)
                                                         ========      ========      ========      ========
Net loss per common share, basic and diluted .......     $  (0.26)     $  (0.34)     $  (0.51)     $  (0.66)
Shares used in computing net loss per common share,
   basic and diluted ...............................       63,369        52,496        63,217        52,434

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                 -------------------------
                                                                                     2004          2003
                                                                                   --------      --------
Cash flows from operating activities:
   Net loss ..................................................................     $(32,254)     $(34,764)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ............................................................        5,430         5,049
     Amortization of intangible assets, other than goodwill ..................          600           600
     Amortization of deferred stock compensation .............................          828         5,108
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ............................        4,393        (3,919)
       Decrease in prepaid expenses and other current assets .................          368           250
       (Increase) decrease in other assets ...................................         (898)        1,025
       Increase (decrease) in accounts payable and other liabilities .........       (1,333)        2,811
       Decrease in deferred revenue ..........................................      (10,914)       (1,609)
                                                                                   --------      --------
         Net cash used in operating activities ...............................      (33,780)      (25,449)
Cash flows from investing activities:
   Purchases of property and equipment .......................................       (3,579)       (2,087)
   Proceeds from disposal of property and equipment ..........................           15            --
   (Increase) decrease in restricted cash ....................................       56,963       (27,670)
   Purchases of investments ..................................................      (30,154)      (15,386)
   Maturities of investments .................................................       15,059        65,049
                                                                                   --------      --------
       Net cash provided by investing activities .............................       38,304        19,906
Cash flows from financing activities:
   Proceeds from issuance of common stock ....................................        1,511            76
   Proceeds from debt borrowings .............................................       34,000            --
   Repayment of debt borrowings ..............................................      (52,392)           --
   Repayment of other long-term liabilities ..................................       (2,466)           --
                                                                                   --------      --------
       Net cash provided by (used in) financing activities ...................      (19,347)           76
                                                                                   --------      --------
Net decrease in cash and cash equivalents ....................................      (14,823)       (5,467)
Cash and cash equivalents at beginning of period .............................       81,915        39,362
                                                                                   --------      --------
Cash and cash equivalents at end of period ...................................     $ 67,092      $ 33,895
                                                                                   ========      ========

Supplemental disclosure of cash flow information:
   Cash paid for interest ....................................................     $    567      $      3

Supplemental disclosure of non-cash investing and financing activities:
   Deferred stock compensation, net of reversals .............................     $     19      $     10
   Retirement of property and equipment ......................................     $    283      $    199

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

      The accompanying consolidated financial statements include the accounts of Lexicon and its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

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

3.    STOCK-BASED COMPENSATION

      Lexicon's stock-based compensation plans are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon recognized no stock-based compensation expense during the three-month period ended June 30, 2004, $2.6 million during the three-month period ended June 30, 2003, and $0.8 million and $5.1 million during the six-month periods ended June 30, 2004 and 2003, respectively, which expenses were primarily related to option grants made prior to Lexicon's April 2000 initial public offering. The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of Financial Accounting Standards Board (FASB) No. 123 "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                     THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                     ----------------------------  --------------------------
                                                          2004          2003          2004          2003
                                                        --------      --------      --------      --------
Net loss, as reported: ............................     $(16,788)     $(17,619)     $(32,254)     $(34,764)
Add:  Stock-based employee compensation
   expense included in reported net loss ..........           --         2,561           827         5,107
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards .................................       (3,866)       (6,603)       (8,748)      (13,046)
                                                        --------      --------      --------      --------
Pro forma net loss ................................     $(20,654)     $(21,661)     $(40,175)     $(42,703)
                                                        ========      ========      ========      ========

Net loss per common share, basic and diluted
   As reported ....................................     $  (0.26)     $  (0.34)     $  (0.51)     $  (0.66)
                                                        ========      ========      ========      ========
   Pro forma ......................................     $  (0.33)     $  (0.41)     $  (0.64)     $  (0.81)
                                                        ========      ========      ========      ========

4.    DEBT OBLIGATIONS

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

      Mortgage Loan: In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased the Company's existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of additional facilities. Including the purchase price for the Company's existing facilities, the synthetic lease, as amended, provided funding of $54.8 million in property and improvements and required that the Company maintain restricted cash or investments to collateralize these borrowings. Lexicon adopted Financial Accounting Standards Board Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" on December 31, 2003. Lexicon determined that the lessor under the synthetic lease was a variable interest entity as defined by FIN 46, and that the Company absorbed a majority of the variable interest entity's expected losses. Accordingly, the Company consolidated the variable interest entity. In April 2004, Lexicon purchased the facilities subject to the synthetic lease, repaying the $54.8 million funded under the synthetic lease with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. As a result of the refinancing, all restrictions on the cash and investments that had secured the obligations under the synthetic lease were lifted.

5.    COMMITMENTS AND CONTINGENCIES

      In May 2002, Lexicon's subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the Hopewell lease. As of June 30, 2004, the Company had $430,000 in restricted investments to collateralize a standby letter of credit for this lease.

6.    SUBSEQUENT EVENT

      Lexicon established an alliance with Takeda Pharmaceutical Company Limited (Takeda) in July 2004 to discover new drugs for the treatment of high blood pressure. In the collaboration, Lexicon is using its gene knockout technology to identify drug targets that control blood pressure. Takeda will be responsible for the screening, medicinal chemistry, preclinical and clinical development and commercialization of drugs directed against targets selected for the alliance, and will bear all related costs. Lexicon will receive an upfront payment of $12 million from Takeda for the initial, three-year term of the agreement. Takeda has the option to extend the discovery portion of the alliance for an additional two years in exchange for further committed funding. Takeda will make research milestone payments to Lexicon for each target selected for therapeutic development. In addition, Takeda will make clinical development and product launch milestone payments to Lexicon for each product commercialized from the collaboration. Lexicon will also earn royalties on worldwide sales of drugs commercialized by Takeda.

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

      We employ internal resources and drug discovery alliances to discover potential small molecule drugs, therapeutic antibodies and therapeutic proteins for in vivo-validated drug targets that we consider to have high pharmaceutical value. We use our own sophisticated libraries of drug-like chemical compounds and an industrialized medicinal chemistry platform to identify small molecule drug candidates for our in vivo-validated drug targets. We have established alliances with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field; Genentech, Inc. for the discovery of therapeutic proteins and antibody targets; with Abgenix, Inc. for the discovery and development of therapeutic antibodies based on our drug target discoveries; and with Takeda Pharmaceutical Company Limited for the discovery of new drugs for the treatment of high blood pressure. In addition, we have established collaborations and license agreements with many other leading pharmaceutical and biotechnology companies under which we receive fees and, in many cases, are eligible to receive milestone and royalty payments, for access to some of our technologies and discoveries for use in their own drug discovery efforts.

      We derive substantially all of our revenues from drug discovery alliances, subscriptions to our databases, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice and technology licenses. To date, we have generated a substantial portion of our revenues from a limited number of sources.

      Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in establishing research collaborations and technology licenses, expirations of our research collaborations and database subscriptions, the success rate of our discovery efforts leading to opportunities for new research collaborations and licenses, as well as milestone payments and royalties, the timing and willingness of collaborators to commercialize products which may result in royalties, and general and industry-specific economic conditions which may affect research and development expenditures. Our future revenues from collaborations and alliances are uncertain because our existing agreements have fixed terms or relate to specific projects of limited duration. Our future revenues from technology licenses are uncertain because they depend, in large part, on securing new agreements. We do not intend to offer subscriptions to our databases in the future. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests. We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues. Because of these and other factors, our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that quarter-to-quarter comparisons of our operating results are a good indication of our future performance.

      Since our inception, we have incurred significant losses and, as of June 30, 2004, we had an accumulated deficit of $246.2 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related personnel costs for executive, finance and other administrative personnel, facility costs, depreciation on property and equipment, professional fees and other corporate expenses. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 and 2003

      Revenues. Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      2004           2003
                                                  -------------   ------------
        Total revenues...........................   $ 10.8            $8.9
        Dollar increase..........................   $  1.9
        Percentage increase......................      21%

      - Subscription and license fees - Revenue from subscriptions and license fees decreased 40% to $2.6 million due to decreased technology license fees.

      - Collaborative research - Revenue from collaborative research increased 79% to $8.2 million primarily due to increased revenue under our neuroscience alliance with Bristol-Myers Squibb Company, which was entered into in December 2003. This was offset in part by a decrease in revenues from target validation collaborations due to the scheduled conclusion of many of these arrangements.

      Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      2004           2003
                                                  -------------   ------------
        Total research and development expense...   $ 22.6           $20.8
        Dollar increase..........................   $  1.8
        Percentage increase......................       9%

      Research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, laboratory supplies, facility and equipment costs, consulting and other services. The change in the three months ended June 30, 2004 as compared to the corresponding period in 2003 resulted primarily from the following costs:

      - Personnel - Personnel costs increased 23% to $10.9 million primarily due to increased personnel to support the expansion of our drug discovery programs, merit-based pay increases for employees and increasing employee benefit costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

      - Stock-based compensation - No stock-based compensation expense was recorded in the three months ended June 30, 2004 as a result of the completion, in January 2004, of the amortization of all deferred stock compensation relating to option grants made prior to our April 2000 initial public offering.

      - Laboratory supplies - Laboratory supplies expense increased 28% to $3.4 million due primarily to increased purchases of consumables, media and compounds related to our drug discovery activities.

      - Facilities and equipment - Facilities and equipment costs increased 2% to $5.0 million primarily due to an increase in depreciation expense on our facilities in The Woodlands, Texas offset, in part, by a decrease in rent expense for those facilities and the January 2004 expiration of the lease for our former facilities in East Windsor, New Jersey.

      - Consulting and other services - Consulting and other services increased 4% to $2.1 million primarily due to third-party research costs. Consulting and other services include subscriptions to third-party databases, technology licenses, legal and patent fees and third-party research.

      -     Other - Other costs increased by 8% to $1.2 million.

      General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                                  THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      2004           2003
                                                  -------------   ------------
        Total general and administrative expense.   $  4.6            $6.0
        Dollar decrease..........................   $  1.4
        Percentage decrease......................      22%

      General and administrative expenses consist primarily of personnel costs to support our research activities, stock-based compensation expense, facility and equipment costs and professional fees, such as legal fees. The change in the three months ended June 30, 2004 as compared to the corresponding period in 2003 resulted primarily from the following costs:

      - Personnel - Personnel costs were $2.7 million in both periods. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

      - Stock-based compensation - No stock-based compensation expense was recorded in the three months ended June 30, 2004 as a result of the completion, in January 2004, of the amortization of all deferred stock compensation relating to option grants made prior to our April 2000 initial public offering.

      - Facilities and equipment - Facilities and equipment costs decreased 18% to $0.7 million primarily due to decreased rent expense on our facilities in The Woodlands, Texas and the January 2004 expiration of the lease for our former facilities in East Windsor, New Jersey.

      -     Professional fees - Professional fees increased 21% to $0.6 million.

      -     Other - Other costs were $0.6 million in both periods.

      Interest and Other Income. Interest and other income increased to $0.4 million in the three months ended June 30, 2004 from $0.3 million in the corresponding period in 2003.

      Interest Expense. Interest expense increased to $0.7 million in the three months ended June 30, 2004 from $0.1 million in the corresponding period in 2003. This increase was attributable to the interest expense on the $54.8 million funded under the synthetic lease following our consolidation of the lessor on December 31, 2003 and, following our purchase of the facilities funded under the synthetic lease in April 2004, the interest expense on the $34.0 million mortgage loan used in financing such purchase.

      Net Loss and Net Loss Per Common Share. Net loss decreased 5% to $16.8 million in the three months ended June 30, 2004 from $17.6 million in the corresponding period in 2003. Net loss per common share decreased to $0.26 in the three months ended June 30, 2004 from $0.34 in the corresponding period in 2003. Net loss includes stock-based compensation expense of $2.6 million in the three months ended June 30, 2003.

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Six Months Ended June 30, 2004 and 2003

      Revenues. Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                                   SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      2004           2003
                                                  -------------   ------------
        Total revenues...........................   $ 22.6           $17.0
        Dollar increase..........................   $  5.6
        Percentage increase......................      33%

      - Subscription and license fees - Revenue from subscriptions and license fees decreased 17% to $6.1 million due to decreased technology license fees.

      - Collaborative research - Revenue from collaborative research increased 72% to $16.5 million primarily due to increased revenue under our neuroscience alliance with Bristol-Myers Squibb Company, which was entered into in December 2003. This was offset in part by a decrease in revenues from target validation collaborations due to the scheduled conclusion of many of these arrangements.

      Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                                   SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      2004           2003
                                                  -------------   ------------
        Total research and development expense...   $ 45.0           $40.6
        Dollar increase..........................   $  4.4
        Percentage increase......................      11%

      Research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, laboratory supplies, facility and equipment costs, consulting and other services. The change in 2004 as compared to 2003 resulted primarily from the following costs:

      - Personnel - Personnel costs increased 23% to $21.4 million primarily due to increased personnel to support the expansion of our drug discovery programs, merit-based pay increases for employees and increasing employee benefit costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

      - Stock-based compensation - Stock based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 84% to $0.4 million. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

      - Laboratory supplies - Laboratory supplies expense increased 32% to $6.9 million due primarily to increased purchases of consumables, media and compounds related to our drug discovery activities.

      - Facilities and equipment - Facilities and equipment costs increased 3% to $10.1 million primarily due to an increase in depreciation expense on our facilities in The Woodlands, Texas offset, in part, by a decrease in rent expense for those facilities and the January 2004 expiration of the lease for our former facilities in East Windsor, New Jersey.

      - Consulting and other services - Consulting and other services increased 5% to $3.8 million primarily due to third-party research costs. Consulting and other services include subscriptions to third-party databases, technology licenses, legal and patent fees and third-party research.

      -     Other - Other costs increased by 12% to $2.4 million.

      General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                                   SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      2004           2003
                                                  -------------   ------------
        Total general and administrative expense.   $  9.7           $11.8
        Dollar decrease..........................   $  2.1
        Percentage decrease......................      18%

      General and administrative expenses consist primarily of personnel costs to support our research activities, stock-based compensation expense, facility and equipment costs and professional fees, such as legal fees. The change in 2004 as compared to 2003 resulted primarily from the following costs:

      - Personnel - Personnel costs increased 2% to $5.6 million primarily due to merit-based pay increases and increased employee benefit costs offset by a decrease in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

      - Stock-based compensation - Stock based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 84% to $0.4 million. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

      - Facilities and equipment - Facilities and equipment costs decreased 16% to $1.6 million primarily due to decreased rent expense on our facilities in The Woodlands, Texas and the January 2004 expiration of the lease for our former facilities in East Windsor, New Jersey.

      -     Professional fees - Professional fees increased 25% to $0.9 million.

      -     Other - Other costs increased 6% to $1.2 million.

      Interest and Other Income. Interest and other income was $0.8 million in the six months ended June 30, 2004 and 2003.

      Interest Expense. Interest expense increased to $1.0 million in the six months ended June 30, 2004 from $0.2 million in the corresponding period in 2003. This increase was attributable to the interest expense on the $54.8 million funded under the synthetic lease following our consolidation of the lessor on December 31, 2003 and, following our purchase of the facilities funded under the synthetic lease in April 2004, the interest expense on the $34.0 million mortgage loan used in financing such purchase.

      Net Loss and Net Loss Per Common Share. Net loss decreased 7% to $32.3 million in the six months ended June 30, 2004 from $34.8 million in the corresponding period in 2003. Net loss per common share decreased to $0.51 in the six months ended June 30, 2004 from $0.66 in the corresponding period in 2003. Net loss includes stock-based compensation expense of $0.8 million and $5.1 million in the six months ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our collaboration, license and database subscription agreements, equipment financing arrangements and leasing arrangements. From our inception through June 30, 2004, we had received net proceeds of $294.6 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000 and $50.1 million from our July 2003 common stock offering. In addition, from our inception through June 30, 2004, we received $188.3 million in cash payments from database subscription and technology license fees, drug discovery alliances, target validation collaborations, sales of compound libraries and reagents, and government grants, of which $153.9 million had been recognized as revenues through June 30, 2004.

      As of June 30, 2004, we had $104.3 million in cash, cash equivalents and short-term investments (including $0.4 million of restricted investments), as compared to $161.0 million (including $57.5 million of restricted cash and investments) as of December 31, 2003. We used cash of $33.8 million in operations in the six months ended June 30, 2004. This consisted primarily of the net loss for the period of $32.3 million offset by non-cash charges of $5.4 million related to depreciation expense, $0.8 million related to stock-based compensation expense, and $0.6 million related to amortization of intangible assets other than goodwill; a $10.9 million decrease in deferred revenue; and changes in other operating assets and liabilities of $2.6 million. Investing activities provided cash of $38.3 million in the six months ended June 30, 2004, principally as a result of the April 2004 refinancing of our synthetic lease with a conventional mortgage loan (discussed in the following paragraph), which resulted in the lifting of all restrictions on the $57.0 million of restricted cash that had secured our obligations under the synthetic lease. This was offset by $15.1 million of net purchases of short-term investments. We used cash of $19.3 million in financing activities. This consisted of the repayment of $54.8 million in obligations outstanding under the synthetic lease, offset by cash proceeds of $34.0 million from the mortgage loan and $1.5 million from stock option exercises.

      In October 2000, we entered into a synthetic lease agreement under which the lessor purchased our existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of additional facilities. Including the purchase price for our existing facilities, the synthetic lease, as amended, provided funding of $54.8 million in property and improvements. We consolidated the lessor under our synthetic lease upon adoption of Financial Accounting Standards Board Interpretation No. 46 on December 31, 2003. In April 2004, we purchased these facilities from the lessor. In connection with such purchase, we repaid the $54.8 million funded under the synthetic lease with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. As a result of the refinancing, all restrictions on the cash and investments that had secured our obligations under the synthetic lease were eliminated, leaving a total of $430,000 in restricted investments related to our New Jersey facility.

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

      In July 2004, Lexicon established an alliance with Takeda Pharmaceutical Company Limited (Takeda) to discover new drugs for the treatment of high blood pressure. Lexicon will receive an upfront payment of $12 million from Takeda for the initial, three-year term of the agreement. Takeda has the option to extend the discovery portion of the alliance for an additional two years in exchange for further committed funding. Takeda will make research milestone payments to Lexicon for each target selected for therapeutic development. In addition, Takeda will make clinical development and product launch milestone payments to Lexicon for each product commercialized from the collaboration. Lexicon will also earn royalties on worldwide sales of drugs commercialized by Takeda.

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

ITEM 4.  CONTROLS AND PROCEDURES

      Lexicon's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15d-15(e)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report.

      Subsequent to the Company's evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of stockholders was held on May 19, 2004 to consider and vote on the following proposals:

      (1) The following individuals were nominated and elected as Class I directors, with the following numbers of shares voted for and withheld for such directors:

                                       NAME OF DIRECTOR                               FOR              WITHHELD
                                       ----------------                               ---              --------
                  Robert J. Lefkowitz, M.D.                                        45,991,208          7,643,976
                  Alan S. Nies, M.D.                                               47,120,110          6,515,074

      (2) The following additional matters were considered and approved, with the following numbers of shares voted for, voted against and abstaining with respect to such matters:

                                           MATTER                                FOR         AGAINST       ABSTAIN
                                           ------                                ---         -------       -------
                  Ratification and approval of our existing 2000 Equity
                  Incentive Plan                                             31,231,734     8,762,230      15,862

                  Ratification and approval of the appointment of Ernst &
                  Young LLP as our independent auditors for the fiscal
                  year ending December 31, 2004                              52,921,629      703,981        9,574

      Arthur T. Sands, M.D., Ph.D., C. Thomas Caskey, M.D., Sam L. Barker, Ph.D. and Patricia M. Cloherty all continued as members of our Board of Directors after our annual meeting.

      The proxy statement for our annual meeting noted that, after reviewing all relevant transactions and relationships between each member of the Board of Directors (and his or her family) and us, our senior management and our independent auditors, our Board of Directors had affirmatively determined that
C. Thomas Caskey, M.D., Sam L. Barker, Ph.D., Patricia M. Cloherty and Robert J. Lefkowitz, M.D. are "independent" in accordance with the applicable listing standards of The Nasdaq Stock Market, Inc., subject, in the case of Dr. Caskey, to confirmation that we had requested from The Nasdaq Stock Market as to our proper interpretation and application of its rules relating to the form of past compensation paid to Dr. Caskey for his service as the non-executive Chairman of our Board of Directors. Following our annual meeting, we received confirmation from The Nasdaq Stock Market that our Board of Directors was not precluded, either by the form of such past compensation (through our employee payroll system) or by our related past characterization of Dr. Caskey, from determining that Dr. Caskey was not an employee and is independent under the rules of The Nasdaq Stock Market. In providing such confirmation, The Nasdaq Stock Market took note of the specific circumstances surrounding Dr. Caskey's service, including our compensation of Dr. Caskey solely in his capacity as non-executive Chairman of our Board of Directors and Dr. Caskey's service as a full-time employee of another company.

      Effective July 30, 2004, our Board of Directors elected Clayton S. Rose as the fifth independent member of our Board of Directors, as determined in accordance with the applicable listing standards of The Nasdaq Stock Market, Inc.

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

      (b) Reports on Form 8-K:

      On April 29, 2004, we filed a Current Report on Form 8-K dated April 29, 2004 relating to our refinancing of the $54.8 million synthetic lease of our headquarters and research facility in The Woodlands, Texas with a $34.0 million conventional mortgage loan used to repay the balance of our obligations under the lease. Additionally, the Form 8-K related to our issuance of a press release reporting our financial results for the quarter ended March 31, 2004, which press release included our consolidated balance sheet data and consolidated statements of operations data for the periods.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LEXICON GENETICS INCORPORATED

Date:  August 4, 2004                 By:      /s/  Arthur T. Sands
                                         ---------------------------------------
                                         Arthur T. Sands, M.D., Ph.D.
                                         President and Chief Executive Officer

Date:  August 4, 2004                 By:      /s/ Julia P. Gregory
                                         ---------------------------------------
                                         Julia P. Gregory
                                         Executive Vice President, Corporate
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