Form 10-Q
period 2004-09-30
LEXICON GENETICS INC/TX
filed 2004-11-02
CIK 1062822

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

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                 Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                                 Yes [X] No [ ]

      As of October 27, 2004, 63,431,822 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS........................................    2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2004 (unaudited) and
              December 31, 2003.....................................................    3

         Consolidated Statements of Operations (unaudited) - Three and Nine
              Months Ended September 30, 2004 and 2003..............................    4

         Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended
              September 30, 2004 and 2003...........................................    5

         Notes to Consolidated Financial Statements (unaudited).....................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations......................................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................   20

Item 4.  Controls and Procedures....................................................   20

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................   20

SIGNATURES..........................................................................   21

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                              AS OF SEPTEMBER 30,  AS OF DECEMBER 31,
                                                                                      2004              2003
                                                                              ------------------   ------------------
                                                                                  (UNAUDITED)
                                   ASSETS

Current assets:
    Cash and cash equivalents ..............................................       $  67,115         $  81,915
    Restricted cash ........................................................              --            56,963
    Short-term investments, including restricted investments of
       $430 and $551, respectively .........................................          30,556            22,123
    Accounts receivable, net of allowance for doubtful accounts
       of $75 and $109, respectively .......................................           2,013             6,571
    Prepaid expenses and other current assets ..............................           4,021             3,933
                                                                                   ---------         ---------
       Total current assets ................................................         103,705           171,505
Property and equipment, net of accumulated depreciation
    of $39,634 and $31,941, respectively ...................................          82,439            83,676
Goodwill ...................................................................          25,798            25,798
Intangible assets, net of amortization of $3,860 and $2,960, respectively ..           2,140             3,040
Other assets ...............................................................           1,050               180
                                                                                   ---------         ---------
       Total assets ........................................................       $ 215,132         $ 284,199
                                                                                   =========         =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .......................................................       $   3,929         $   5,884
    Accrued liabilities ....................................................           6,691             4,757
    Current portion of deferred revenue ....................................          20,835            21,125
    Current portion of long-term debt ......................................             677                --
                                                                                   ---------         ---------
       Total current liabilities ...........................................          32,132            31,766
Deferred revenue, net of current portion ...................................          22,685            26,567
Long-term debt .............................................................          37,120            56,344
Other long-term liabilities ................................................           1,205             3,306
                                                                                   ---------         ---------
       Total liabilities ...................................................          93,142           117,983

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding ....................................              --                --
    Common stock, $.001 par value; 120,000 shares authorized;
       63,432 and 62,827 shares issued and outstanding .....................              63                63
    Additional paid-in capital .............................................         382,525           380,995
    Deferred stock compensation ............................................             (24)             (899)
    Accumulated deficit ....................................................        (260,574)         (213,943)
                                                                                   ---------         ---------
       Total stockholders' equity ..........................................         121,990           166,216
                                                                                   ---------         ---------
       Total liabilities and stockholders' equity ..........................       $ 215,132         $ 284,199
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

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                         ----------------------      ----------------------
                                                           2004          2003          2004          2003
                                                         --------      --------      --------      --------
Revenues:
   Subscription and license fees ...................     $  1,617      $  8,029      $  7,732      $ 15,441
   Collaborative research ..........................       11,492         4,082        27,997        13,665
   Compound libraries and other ....................           --            --            --            32
                                                         --------      --------      --------      --------
     Total revenues ................................       13,109        12,111        35,729        29,138
Operating expenses:
   Research and development, including stock-based
     compensation of $0, $1,246, $416 and $3,801,
     respectively ..................................       22,485        21,224        67,466        61,852
   General and administrative, including stock-based
     compensation of $0, $1,275, $411 and $3,827,
     respectively ..................................        4,573         5,755        14,259        17,538
                                                         --------      --------      --------      --------
       Total operating expenses ....................       27,058        26,979        81,725        79,390
                                                         --------      --------      --------      --------
Loss from operations ...............................      (13,949)      (14,868)      (45,996)      (50,252)
Interest and other income ..........................          405           386         1,194         1,170
Interest expense ...................................         (833)          (76)       (1,829)         (240)
                                                         --------      --------      --------      --------
Net loss ...........................................     $(14,377)     $(14,558)     $(46,631)     $(49,322)
                                                         ========      ========      ========      ========
Net loss per common share, basic and diluted .......     $  (0.23)     $  (0.24)     $  (0.74)     $  (0.90)
Shares used in computing net loss per common share,
   basic and diluted ...............................       63,422        59,475        63,286        54,806

  The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                                2004          2003
                                                                              --------      --------
Cash flows from operating activities:
   Net loss .............................................................     $(46,631)     $(49,322)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation .......................................................        7,976         7,647
     Amortization of intangible assets, other than goodwill .............          900           900
     Amortization of deferred stock compensation ........................          827         7,628
     Gain on disposal of property and equipment .........................           --           (19)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable .......................        4,558        (3,744)
       (Increase) decrease in prepaid expenses and other current assets .          (88)          717
       (Increase) decrease in other assets ..............................         (870)        1,064
       Increase in accounts payable and other liabilities ...............          344         3,212
       Decrease in deferred revenue .....................................       (4,172)       (4,181)
                                                                              --------      --------
         Net cash used in operating activities ..........................      (37,156)      (36,128)
Cash flows from investing activities:
   Purchases of property and equipment ..................................       (6,753)       (3,744)
   Proceeds from disposal of property and equipment .....................           15            47
   (Increase) decrease in restricted cash ...............................       56,963       (27,476)
   Purchases of investments .............................................      (37,272)      (23,849)
   Maturities of investments ............................................       28,839        65,781
                                                                              --------      --------
       Net cash provided by investing activities ........................       41,792        10,759
Cash flows from financing activities:
   Proceeds from issuance of common stock ...............................        1,577        50,278
   Proceeds from debt borrowings ........................................       34,000            --
   Repayment of debt borrowings .........................................      (52,547)           --
   Repayment of other long-term liabilities .............................       (2,466)           --
                                                                              --------      --------
       Net cash provided by (used in) financing activities ..............      (19,436)       50,278
                                                                              --------      --------
Net decrease in cash and cash equivalents ...............................      (14,800)       24,909
Cash and cash equivalents at beginning of period ........................       81,915        39,362
                                                                              --------      --------
Cash and cash equivalents at end of period ..............................     $ 67,115      $ 64,271
                                                                              ========      ========

Supplemental disclosure of cash flow information:
   Cash paid for interest ...............................................     $  1,281      $      4

Supplemental disclosure of non-cash investing and financing activities:
   Reversal of deferred stock compensation, in connection
     with stock options .................................................     $     47      $     92
   Retirement of property and equipment .................................     $    298      $    431

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

3. STOCK-BASED COMPENSATION

      Lexicon's stock-based compensation plans are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon recognized no stock-based compensation expense during the three-month period ended September 30, 2004, $2.5 million during the three-month period ended September 30, 2003, and $0.8 million and $7.6 million during the nine-month periods ended September 30, 2004 and 2003, respectively, which expenses were primarily related to option grants made prior to Lexicon's April 2000 initial public offering. The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of Financial Accounting Standards Board (FASB) No. 123 "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                        ----------------------      ----------------------
                                                          2004          2003          2004          2003
                                                        --------      --------      --------      --------
Net loss, as reported: ............................     $(14,377)     $(14,558)     $(46,631)     $(49,322)
Add:  Stock-based employee compensation
   expense included in reported net loss ..........           --         2,521           827         7,628
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards .................................       (3,842)       (6,638)      (12,590)      (19,684)
                                                        --------      --------      --------      --------
Pro forma net loss ................................     $(18,219)     $(18,675)     $(58,394)     $(61,378)
                                                        ========      ========      ========      ========

Net loss per common share, basic and diluted
   As reported ....................................     $  (0.23)     $  (0.24)     $  (0.74)     $  (0.90)
                                                        ========      ========      ========      ========
   Pro forma ......................................     $  (0.29)     $  (0.31)     $  (0.92)     $  (1.12)
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

5. COMMITMENTS AND CONTINGENCIES

      In May 2002, Lexicon's subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the Hopewell lease. As of September 30, 2004, the Company had $430,000 in restricted investments to collateralize a standby letter of credit for this lease.

6. NEW COLLABORATION AGREEMENT

      Lexicon established an alliance with Takeda Pharmaceutical Company Limited (Takeda) in July 2004 to discover new drugs for the treatment of high blood pressure. In the collaboration, Lexicon is using its gene knockout technology to identify drug targets that control blood pressure. Takeda will be responsible for the screening, medicinal chemistry, preclinical and clinical development and commercialization of drugs directed against targets selected for the alliance, and will bear all related costs. Lexicon received an upfront payment of $12 million from Takeda for the initial, three-year term of the agreement. This upfront payment will be recognized as revenue over the three-year contractual service period. Takeda has the option to extend the discovery portion of the alliance for an additional two years in exchange for further committed funding. Takeda will make research milestone payments to Lexicon for each target selected for therapeutic development. In addition, Takeda will make clinical development and product launch milestone payments to Lexicon for each product commercialized from the collaboration. Lexicon will also earn royalties on worldwide sales of drugs commercialized by Takeda.

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

      We employ internal resources and drug discovery alliances to discover potential small molecule drugs, therapeutic antibodies and therapeutic proteins for in vivo-validated drug targets that we consider to have high pharmaceutical value. We use our own sophisticated libraries of drug-like chemical compounds and an industrialized medicinal chemistry platform to identify small molecule drug candidates for our in vivo-validated drug targets. We have established alliances with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field; Genentech, Inc. for the discovery of therapeutic proteins and antibody targets; with Takeda Pharmaceutical Company Limited for the discovery of new drugs for the treatment of high blood pressure; and with Abgenix, Inc. for the discovery and development of therapeutic antibodies based on several of our drug target discoveries. In addition, we have established collaborations and license agreements with many other leading pharmaceutical and biotechnology companies under which we receive fees and, in many cases, are eligible to receive milestone and royalty payments, for access to some of our technologies and discoveries for use in their own drug discovery efforts.

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

      Since our inception, we have incurred significant losses and, as of September 30, 2004, we had an accumulated deficit of $260.6 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related personnel costs for executive, finance and other administrative personnel, facility costs, depreciation on property and equipment, professional fees and other corporate expenses. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

      We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

      Fees for access to our databases and other target validation resources are recognized ratably over the subscription or access period. Payments received under target validation collaborations are recognized as revenue as we perform our obligations related to such research to the extent such fees are non-refundable. Upfront fees and annual research funding under our drug discovery alliances are recognized as revenue on a straight-line basis over the estimated period of service, generally the contractual research term, to the extent they are non-refundable. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Non-refundable technology license fees are recognized as revenue upon the grant of the license, when performance is complete and there is no continuing involvement.

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

      Prior to preclinical development work, we are unable to segregate the costs related to research performed on drug candidates because the drug candidate is often not specifically identified until the later stages of our research. When we begin the formal preclinical process in preparation for filing an Investigational New Drug application, or IND, we intend to account on a program by program basis for the costs related to the development of the identified candidate. To date, we have not advanced any drug products into formal preclinical development.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

      Revenues. Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                          THREE MONTHS ENDED SEPTEMBER 30,
                          --------------------------------
                                 2004      2003
                                -----      -----
Total revenues ........         $13.1      $12.1
Dollar increase .......         $ 1.0
Percentage increase ...             8%

         - Subscription and license fees - Revenue from subscriptions and license fees decreased 80% to $1.6 million due to decreased technology license fees and the termination of Incyte Corporation's subscription to our LexVision database in June 2004.

         - Collaborative research - Revenue from collaborative research increased 182% to $11.5 million primarily due to our recognition of revenues under our neuroscience drug discovery alliance with Bristol-Myers Squibb, which was entered into in December 2003, our completion of a performance milestone under our therapeutic protein and antibody target discovery alliance with Genentech and the commencement of our hypertension drug discovery alliance with Takeda, which was entered into in July 2004. This was offset in part by a decrease in revenues from target validation collaborations due to the scheduled conclusion of many of these arrangements.

      Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                               2004             2003
                                              -------         -------
Total research and development expense...     $  22.5         $  21.2
Dollar increase..........................     $   1.3
Percentage increase......................           6%

      Research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, laboratory supplies, facility and equipment costs, consulting and other services. The change in the three months ended September 30, 2004 as compared to the corresponding period in 2003 resulted primarily from the following costs:

         - Personnel - Personnel costs increased 21% to $10.9 million primarily due to increased personnel to support the expansion of our drug discovery programs, merit-based pay increases for employees and increasing employee benefit costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

         - Stock-based compensation - No stock-based compensation expense was recorded in the three months ended September 30, 2004 as a result of the completion, in January 2004, of the amortization of all deferred stock compensation relating to option grants made prior to our April 2000 initial public offering.

         - Laboratory supplies - Laboratory supplies expense increased 28% to $3.9 million due primarily to increased purchases of consumables related to our drug discovery activities.

         - Facilities and equipment - Facilities and equipment costs decreased 3% to $4.9 million primarily due to the elimination of rent expense for our facilities in The Woodlands, Texas as a result of our consolidation of the lessor under our synthetic lease on December 31, 2003 and subsequent refinancing of those facilities and the January 2004 expiration of the lease for our former facility in East Windsor, New Jersey. This is offset in part, by an increase in depreciation expense on our Woodlands facilities.

         - Consulting and other services - Consulting and other services decreased 22% to $1.4 million primarily due to the termination in June 2004 of our subscription to a third-party database, offset in part by an increase in third-party research costs. Consulting and other services include subscriptions to third-party databases, technology licenses, legal and patent fees and third-party research.

         -  Other - Other costs increased by 25% to $1.3 million.

      General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                               2004           2003
                                              -----          -----
Total general and administrative expense.     $ 4.6          $ 5.8
Dollar decrease..........................     $ 1.2
Percentage decrease......................        21%

      General and administrative expenses consist primarily of personnel costs to support our research activities, stock-based compensation expense, facility and equipment costs and professional fees, such as legal fees. The change in the three months ended September 30, 2004 as compared to the corresponding period in 2003 resulted primarily from the following costs:

         - Personnel - Personnel costs decreased 4% to $2.6 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

         - Stock-based compensation - No stock-based compensation expense was recorded in the three months ended September 30, 2004 as a result of the completion, in January 2004, of the amortization of all deferred stock compensation relating to option grants made prior to our April 2000 initial public offering.

         - Facilities and equipment - Facilities and equipment costs decreased 21% to $0.7 million primarily due to the elimination of rent expense on our facilities in The Woodlands, Texas as a result of our consolidation of the lessor under our synthetic lease on December 31, 2003 and subsequent refinancing of those facilities and the January 2004 expiration of the lease for our former facility in East Windsor, New Jersey.

         - Professional fees - Professional fees increased 91% to $0.6 million primarily due to increased legal fees.

         -  Other - Other costs increased 24% to $0.7 million.

      Interest and Other Income. Interest and other income was $0.4 million in both the three months ended September 30, 2004 and the corresponding period in 2003.

      Interest Expense. Interest expense increased to $0.8 million in the three months ended September 30, 2004 from $0.1 million in the corresponding period in 2003. This increase was attributable to the interest expense on the $34.0 million mortgage loan on our facilities in The Woodlands, Texas.

      Net Loss and Net Loss Per Common Share. Net loss decreased 1% to $14.4 million in the three months ended September 30, 2004 from $14.6 million in the corresponding period in 2003. Net loss per common share decreased to $0.23 in the three months ended September 30, 2004 from $0.24 in the corresponding period in 2003. Net loss includes stock-based compensation expense of $2.5 million in the three months ended September 30, 2003.

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Nine Months Ended September 30, 2004 and 2003

      Revenues. Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------
                                              2004            2003
                                            -------          ------
Total revenues.........................     $  35.7          $ 29.1
Dollar increase........................     $   6.6
Percentage increase....................          23%

         - Subscription and license fees - Revenue from subscriptions and license fees decreased 50% to $7.7 million due to decreased technology license fees and the termination of Incyte's subscription to our LexVision database in June 2004.

         - Collaborative research - Revenue from collaborative research increased 105% to $28.0 million primarily due to increased revenue under our neuroscience drug discovery alliance with Bristol-Myers Squibb, which was entered into in December 2003, our completion of a performance milestone under our therapeutic protein and antibody target discovery alliance with Genentech and the commencement of our hypertension drug discovery alliance with Takeda, which was entered into in July 2004. This was offset in part by a decrease in revenues from target validation collaborations due to the scheduled conclusion of many of these arrangements.

      Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------
                                               2004            2003
                                             -------         -------
Total research and development expense..     $  67.5         $  61.9
Dollar increase.........................     $   5.6
Percentage increase.....................           9%

      Research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, laboratory supplies, facility and equipment costs, consulting and other services. The change in 2004 as compared to 2003 resulted primarily from the following costs:

         - Personnel - Personnel costs increased 23% to $32.3 million primarily due to increased personnel to support the expansion of our drug discovery programs, merit-based pay increases for employees and increasing employee benefit costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

         - Stock-based compensation - Stock based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 89% to $0.4 million. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

         - Laboratory supplies - Laboratory supplies expense increased 31% to $10.8 million due primarily to increased purchases of consumables, media and compounds related to our drug discovery activities.

         - Facilities and equipment - Facilities and equipment costs increased 1% to $15.0 million primarily due to an increase in depreciation expense on our facilities in The Woodlands, Texas offset, in part, by the elimination in rent expense for those facilities as a result of our consolidation of the lessor under our synthetic lease on December 31, 2003 and subsequent refinancing of those facilities and the January 2004 expiration of the lease for our former facility in East Windsor, New Jersey.

         - Consulting and other services - Consulting and other services decreased 4% to $5.2 million primarily due to the termination of our subscription to a third-party database offset, in part, by an increase in third-party research costs. Consulting and other services include subscriptions to third-party databases, technology licenses, legal and patent fees and third-party research.

         -  Other - Other costs increased by 16% to $3.7 million.

      General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2004             2003
                                                -------         -------
Total general and administrative expense...     $  14.2         $  17.5
Dollar decrease............................     $   3.3
Percentage decrease........................          19%

      General and administrative expenses consist primarily of personnel costs to support our research activities, stock-based compensation expense, facility and equipment costs and professional fees, such as legal fees. The change in 2004 as compared to 2003 resulted primarily from the following costs:

         - Personnel - Personnel costs were $8.2 million in both periods. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

         - Stock-based compensation - Stock based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 89% to $0.4 million. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

         - Facilities and equipment - Facilities and equipment costs decreased 17% to $2.3 million primarily due to the elimination of rent expense on our facilities in The Woodlands, Texas as a result of our consolidation of the lessor under our synthetic lease on December 31, 2003 and subsequent refinancing of those facilities and the January 2004 expiration of the lease for our former facility in East Windsor, New Jersey.

         - Professional fees - Professional fees increased 44% to $1.5 million primarily due to increased legal fees and other consulting fees.

         -  Other - Other costs increased 11% to $1.9 million.

      Interest and Other Income. Interest and other income was $1.2 million in both the nine months ended September 30, 2004 and the corresponding period in 2003.

      Interest Expense. Interest expense increased to $1.8 million in the nine months ended September 30, 2004 from $0.2 million in the corresponding period in 2003. This increase was attributable to the interest expense on the $54.8 million funded under the synthetic lease following our consolidation of the lessor on December 31, 2003 and, following our purchase of the facilities funded under the synthetic lease in April 2004, the interest expense on the $34.0 million mortgage loan used in financing such purchase.

      Net Loss and Net Loss Per Common Share. Net loss decreased 5% to $46.6 million in the nine months ended September 30, 2004 from $49.3 million in the corresponding period in 2003. Net loss per common share decreased to $0.74 in the nine months ended September 30, 2004 from $0.90 in the corresponding period in 2003. Net loss includes stock-based compensation expense of $0.8 million and $7.6 million in the nine months ended September 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our collaboration, license and database subscription agreements, equipment financing arrangements and leasing arrangements. From our inception through September 30, 2004, we had received net proceeds of $294.7 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000 and $50.1 million from our July 2003 common stock offering. In addition, from our inception through September 30, 2004, we received $208.2 million in cash payments from database subscription and technology license fees, drug discovery alliances, target validation collaborations, sales of compound libraries and reagents, and government grants, of which $167.1 million had been recognized as revenues through September 30, 2004.

      As of September 30, 2004, we had $97.7 million in cash, cash equivalents and short-term investments (including $0.4 million of restricted investments), as compared to $161.0 million (including $57.5 million of restricted cash and investments) as of December 31, 2003. We used cash of $37.2 million in operations in the nine months ended September 30, 2004. This consisted primarily of the net loss for the period of $46.6 million offset by non-cash charges of $8.0 million related to depreciation expense, $0.9 million related to amortization of intangible assets other than goodwill, and $0.8 million related to stock-based compensation expense; a $4.2 million decrease in deferred revenue; and changes in other operating assets and liabilities of $3.9 million. Investing activities provided cash of $41.8 million in the nine months ended September 30, 2004, principally as a result of the April 2004 refinancing of our synthetic lease with a conventional mortgage loan (discussed in the following paragraph), which resulted in the elimination of all restrictions on the $57.0 million of restricted cash that had secured our obligations under the synthetic lease. This was offset by $8.4 million of net purchases of short-term investments. We used cash of $19.4 million in financing activities. This consisted of the repayment of $54.8 million in obligations outstanding under the synthetic lease and principal repayments of $0.2 million on the mortgage loan, offset by cash proceeds of $34.0 million from the mortgage loan and $1.6 million from stock option exercises.

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

      In July 2004, we established an alliance with Takeda Pharmaceutical Company Limited (Takeda) to discover new drugs for the treatment of high blood pressure. We received an upfront payment of $12 million from Takeda for the initial, three-year term of the agreement. Takeda has the option to extend the discovery portion of the alliance for an additional two years in exchange for further committed funding. Takeda will make research milestone payments to us for each target selected for therapeutic development. In addition, Takeda will make clinical development and product launch milestone payments to us for each product commercialized from the collaboration. We will also earn royalties on worldwide sales of drugs commercialized by Takeda.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   +10.1      -- Collaboration Agreement, dated July 27, 2004, with Takeda
                 Pharmaceutical Company Limited

    10.2      -- Form of Stock Option Agreement with Officers under the 2000
                 Equity Incentive Plan

    10.3      -- Form of Stock Option Agreement with Directors under the 2000
                 Non-Employee Directors' Stock Option Plan

    31.1      -- Certification of CEO Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

    31.2      -- Certification of CFO Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002

    32.1      -- Certification of CEO and CFO Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

----------
   + Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission

      (b)   Reports on Form 8-K:

            On July 29, 2004, we filed a Current Report on Form 8-K dated July 29, 2004 related to our issuance of a press release reporting our financial results for the quarter ended June 30, 2004, which press release included our consolidated balance sheet data and consolidated statements of operations data for the periods.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LEXICON GENETICS INCORPORATED

Date:  November 1, 2004      By:   /s/  Arthur T. Sands
                                --------------------------------
                                 Arthur T. Sands, M.D., Ph.D.
                                 President and Chief Executive Officer

Date:  November 1, 2004      By:   /s/ Julia P. Gregory
                                --------------------------------
                                 Julia P. Gregory
                                 Executive Vice President, Corporate Development and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
   +10.1     -- Collaboration Agreement, dated July 27, 2004, with Takeda
                Pharmaceutical Company Limited

    10.2     -- Form of Stock Option Agreement with Officers under the 2000
                Equity Incentive Plan

    10.3     -- Form of Stock Option Agreement with Directors under the 2000
                Non-Employee Directors' Stock Option Plan

    31.1     -- Certification of CEO Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002

    31.2     -- Certification of CFO Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002

    32.1     -- Certification of CEO and CFO Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

----------
   + Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.