Form 10-K
period 2004-12-31
LEXICON GENETICS INC/TX
filed 2005-03-14
CIK 1062822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

      The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant's most recently completed second quarter was approximately $413.9 million, based on the closing price of the common stock on the Nasdaq National Market on June 30, 2004 of $7.84 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the registrant's common stock are assumed to be affiliates. As of March 8, 2005, 63,538,171 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of the registrant's definitive proxy statement relating to the registrant's 2005 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2004, are incorporated by reference into Part III of this annual report on Form 10-K.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

ITEM
----
                                                    PART I

 1. Business...........................................................................................    1
 2. Properties.........................................................................................   20
 3. Legal Proceedings..................................................................................   20
 4. Submissions of Matters to a Vote of Security Holders...............................................   20

                                                   PART II

 5. Market for Registrant's Common Equity and Related Stockholder Matters..............................   21
 6. Selected Financial Data............................................................................   22
 7. Management's Discussion and Analysis of Financial Condition and Results of Operations..............   23
7A. Quantitative and Qualitative Disclosure About Market Risk..........................................   31
 8. Financial Statements and Supplementary Data........................................................   31
 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............   31
9A. Controls and Procedures............................................................................   31

                                                   PART III

10. Directors and Executive Officers of the Registrant.................................................   33
11. Executive Compensation.............................................................................   33
12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....   33
13. Certain Relationships and Related Transactions.....................................................   33
14. Principal Accounting Fees and Services.............................................................   33

                                                   PART IV

15. Exhibits and Financial Statement Schedules.........................................................   34

Signatures.............................................................................................   37

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      Lexicon Genetics is a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease. We are systematically discovering the physiological and behavioral functions of genes to identify those that encode potential targets for therapeutic intervention, or drug targets. We make our discoveries using our proprietary technology to knock out, or disrupt, the function of genes in mice to model the effects on physiology that could be expected from prospective drugs directed against those targets. For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential small molecule, antibody and protein drugs. We focus our discovery efforts in six therapeutic areas - diabetes and obesity, cardiovascular disease, psychiatric and neurological disorders, cancer, immune system disorders and ophthalmic disease - and we have advanced targets into drug discovery programs in each of these areas with potential for addressing large medical markets.

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

      The scope of our gene knockout technology, combined with the size and sophistication of our facilities and our evaluative technologies, provides us with what we believe to be a significant competitive advantage. We are using these technologies in our Genome5000 program to discover the physiological and behavioral functions of 5,000 genes from the human genome that belong to gene families that we consider to be pharmaceutically important. We have completed our analysis of more than 40% of these genes, and we expect to complete the analysis of the remaining genes by the end of 2008. Through February 2005, we have advanced into drug discovery programs more than 60 targets, each of which we have validated in living mammals, or in vivo. To date, none of our programs had yet advanced into clinical development.

      We are working both independently and through strategic collaborations and alliances to commercialize our technology and turn our discoveries into drugs. We have established multiple collaborations with leading pharmaceutical and biotechnology companies, as well as research institutes and academic institutions. We are working with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field. We are working with Genentech, Inc. to discover the functions of secreted proteins and potential antibody targets identified through Genentech's internal drug discovery research. We are working with Takeda Pharmaceutical Company Limited for the discovery of new drugs for the treatment of high blood pressure. In addition, we have established collaborations and license agreements with many other leading pharmaceutical and biotechnology companies under which we receive fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries for use in such companies' own drug discovery efforts.

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

OUR DRUG DISCOVERY PROCESS

      Our drug discovery process begins with our Genome5000 program, in which we are using our gene knockout technology to discover the physiological and behavioral functions of 5,000 human genes through analysis of the corresponding knockout mouse models. Our Genome5000 efforts are focused on the discovery of the functions in mammalian physiology of proteins encoded by gene families that we consider to be pharmaceutically important, such as G-protein coupled, or GPCRs, and other receptors, kinases, ion channels, other key enzymes and secreted proteins. We have already completed our physiology- and behavior-based analysis of more than 40% of these 5,000 genes, and we expect to complete the analysis of the remaining genes by the end of 2008.

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

      We believe that our medical center approach and the technology platform that makes it possible provide us with substantial advantages over other approaches to discover gene function and identify novel drug targets. In particular, we believe that the comprehensive nature of this approach allows us to uncover functions within the context of mammalian physiology that might be missed by more narrowly focused efforts. We also believe our approach is more likely to reveal those side effects that may be a direct result of inhibiting or otherwise modulating the drug target and may limit the utility of potential therapeutics directed at the drug target. We believe these advantages will contribute to better target selection and, therefore, to the success of our drug discovery and development efforts.

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

      We are working to discover potential small molecule, antibody and protein drugs for those in vivo-validated drug targets that we consider to have high pharmaceutical value. We have established an internal small molecule drug discovery program, in which we use our own sophisticated libraries of drug-like chemical compounds in high-throughput screening assays to identify "hits," or chemical compounds demonstrating activity, against these targets. We then employ our industrialized medicinal chemistry platform to optimize the potency and selectivity of these hits and to identify lead compounds for potential development. Our compound libraries include chemical scaffolds and building blocks that we designed based on analyses of the characteristics of drugs that have proven safe and effective in the past. When we identify a hit, we can rapidly reassemble these building blocks to create hundreds or thousands of variations around the structure of the initial compound, enabling us to accelerate our medicinal chemistry efforts.

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

OUR LEAD DRUG DISCOVERY PROGRAMS

      We have advanced two of our drug discovery programs into preclinical development in preparation for Investigational New Drug applications.

      LX-1521. LX-1521 is a novel small molecule compound with potential for treating solid tumor cancers. LX-1521 works by blocking the cell cycle prior to cell division, resulting in cancer cell death through apoptosis. When administered orally to mouse models of human cancer, LX-1521 demonstrates significant anti-tumor activity in vivo. In vitro, the compound inhibits cell growth of more than 20 human tumor cell lines derived from multiple types of cancer. Potential uses of LX-1521 as a cancer therapy include the treatment of breast, prostate, lung, colon, ovarian, renal and pancreatic cancer, as well as melanoma. LX-1521 was discovered in our LG152 kinase target program.

      LX-5431. LX-5431 is a novel human protein with the potential for treating thrombocytopenia, a disorder characterized by a substantial depletion of platelets in the blood that can lead to severe bleeding. LX-5431 has been demonstrated in ex vivo bone marrow culture to stimulate production of platelet forming cells called megakaryocytes. LX-5431 may have potential for treating thrombocytopenia resulting from chemotherapy, leukemia, autoimmune disease and other conditions. LX-5431 was identified in our LG543 secreted protein program.

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

      Gene Trapping. Our gene trapping technology, which is covered by nine issued patents that we own, is a high-throughput method of generating knockout mouse clones that we invented. The technology uses genetically engineered retroviruses that infect mouse embryonic stem cells in vitro, integrate into the chromosome of the cell and disrupt the function of the gene into which it integrates, permitting the generation of knockout mice. This process also stimulates transcription of a non-protein producing portion of the trapped gene, using the cell's own splicing machinery to extract this transcript from the chromosome for automated DNA sequencing. This allows us to identify and catalogue each embryonic stem cell clone by DNA sequence from the trapped gene and to select embryonic stem cell clones by DNA sequence for the generation of knockout mice. We have used our gene trapping technology in an automated process to create our OmniBank library of more than 200,000 frozen gene knockout embryonic stem cell clones, each identified by DNA sequence in a relational database. We estimate that our OmniBank library currently contains embryonic stem cell clones representing more than half of all genes in the mammalian genome and believe it is the largest library of its kind.

   PHYSIOLOGICAL ANALYSIS TECHNOLOGIES

      We employ an integrated platform of advanced medical examinations to rapidly and systematically discover the physiological and behavioral effects resulting from loss of gene function in the mouse knockouts we have generated using our gene trapping and gene targeting technologies and catalogue those effects in our comprehensive and relational LexVision database. These examinations include many of the most sophisticated diagnostic technologies and tests currently available, many of which might be found in a major medical center. The following are included among the many tests we use:

      -     CAT-scans;

      -     magnetic resonance imaging, or MRI;

      - complete blood cell analysis, including red and white blood cell counts;

      -     fluorescently activated cell sorting, or FACS, analysis;

      -     automated behavior analyses;

      -     nuclear magnetic resonance, or NMR, analysis; and

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

      Our facilities also enable us to maintain in-house control over our entire in vivo validation process, from the generation of embryonic stem cell clones through the completion of in vivo analysis, in a specific pathogen-free environment. As part of our Genome5000 program, we have already examined the physiological functions of more than 2,000 genes and expect to complete our analysis of an aggregate of 5,000 genes by the end of 2008. We are not aware of any study approaching either the magnitude or breadth of our Genome5000 program, and we believe that the investment of significant resources over a period of several years would be required for any competitor to duplicate our gene knockout and physiological analysis capabilities. The scope of our gene knockout technology, combined with the size and sophistication of our facilities and our evaluative technologies, provides us with what we believe to be a significant competitive advantage.

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

   RESEARCH AND DEVELOPMENT EXPENSES

      In 2004, 2003 and 2002, respectively, we incurred expenses of $90.6 million, $82.2 million and $74.9 million in company-sponsored as well as collaborative research and development activities, including $0.4 million, $5.0 million and $5.2 million, respectively, of stock-based compensation expense.

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

      Takeda Pharmaceutical Company Limited. We established a drug discovery alliance with Takeda in July 2004 to discover new drugs for the treatment of high blood pressure. In the collaboration, we are using our gene knockout technology to identify drug targets that control blood pressure. Takeda will be responsible for the screening, medicinal chemistry, preclinical and clinical development and commercialization of drugs directed against targets selected for the alliance, and will bear all related costs. We received an upfront payment under the agreement and are entitled to receive research milestone payments for each target selected for therapeutic development. In addition, we are entitled to receive clinical development and product launch milestone payments for each product commercialized from the collaboration. We will also earn royalties on sales of drugs commercialized by Takeda. The target discovery portion of the alliance has a term of three years, subject to Takeda's option to extend the discovery portion of the alliance for an additional two years in exchange for further research funding payments.

   OTHER COMMERCIAL COLLABORATIONS

      Target Validation Collaborations. We have established target validation collaboration agreements with a number of leading pharmaceutical and biotechnology companies. Under these collaboration agreements, we generate and, in some cases, analyze knockout mice for genes requested by the collaborator. In addition, we grant non-exclusive licenses to the collaborator for use of the knockout mice in its internal drug discovery programs and, if applicable, analysis data that we generate under the agreement. Some of these agreements also provide for non-exclusive access to our OmniBank database. We receive fees for knockout mice under these agreements. In some cases, these agreements also provide for annual subscription fees, annual minimum commitments and the potential for royalties on products that our collaborators discover or develop using our technology.

      LexVision Collaborations. The collaboration periods have terminated under each of our LexVision collaborations, pursuant to which our LexVision collaborators obtained non-exclusive access to our LexVision database of in vivo-validated drug targets for the discovery of small molecule compounds. We remain entitled to receive milestone payments and royalties on products those LexVision collaborators develop using our technology.

   E-BIOLOGY COLLABORATION PROGRAM

      We provide access to our OmniBank database through the Internet to subscribing researchers at academic and non-profit research institutions. Our bioinformatics software allows subscribers to mine our OmniBank database for genes of interest, and we permit subscribers to acquire OmniBank knockout mice or embryonic stem cells on a non-exclusive basis in our e-Biology collaboration program. We receive fees for knockout mice or embryonic stem cells provided to collaborators in this program and, with participating institutions, rights to license inventions or to receive royalties on products discovered using our materials. In all cases we retain rights to use the same OmniBank knockout mice in our own gene function research and with commercial collaborators. We have entered into more than 250 agreements under our e-Biology collaboration program with researchers at leading institutions throughout the world.

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

      We own or have exclusive rights to nine issued United States patents that are directed to our gene trapping technology, 70 issued United States patents that are directed to full-length sequences of potential drug targets identified in our gene discovery programs, and five issued United States patents that are directed to specific knockout mice and discoveries of the functions of genes made using knockout mice. We have licenses under 66 additional United States patents, and corresponding foreign patents and patent applications, directed to gene targeting, gene trapping and genetic manipulation of mouse embryonic stem cells. These include patents to which we hold exclusive rights in certain fields, including a total of eight United States patents directed to the use of gene targeting technologies known as positive-negative selection and isogenic DNA targeting, as well as patents directed to the use of site specific genetic recombination technology known as Cre/lox technology.

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

      As noted above, we hold rights to a number of these patents and patent applications under license agreements with third parties. In particular, we license our gene targeting technologies from GenPharm International, Inc. and our Cre/lox technology from DuPont Pharmaceuticals Company. Many of these licenses are nonexclusive, although some are exclusive in specified fields. Most of the licenses, including those licensed from GenPharm and DuPont, have terms that extend for the life of the licensed patents. In the case of our license from GenPharm, the license generally is exclusive in specified fields, subject to specific rights held by third parties, and we are permitted to grant sublicenses.

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

      Violations of the FDC Act, the PHS Act or regulatory requirements may result in agency enforcement action, including voluntary or mandatory recall, license suspension or revocation, product seizure, fines, injunctions and civil or criminal penalties.

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

      As of March 8, 2005, we employed 704 persons, of whom 144 hold M.D., Ph.D. or D.V.M. degrees and another 94 hold other advanced degrees. We believe that our relationship with our employees is good.

RISK FACTORS

      Our business is subject to risks and uncertainties, including those described below:

RISKS RELATED TO OUR COMPANY AND BUSINESS

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

      We have incurred net losses since our inception, including net losses of $59.7 million for the year ended December 31, 2002, $64.2 million for the year ended December 31, 2003 and $47.2 million for the year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of $261.1 million. We are unsure when we will become profitable, if ever. The size of our net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

      We derive substantially all of our revenues from drug discovery alliances, collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice and technology licenses, and will continue to do so for the foreseeable future. Our future revenues from alliances and collaborations are uncertain because our existing agreements have fixed terms or relate to specific projects of limited duration. Our future revenues from technology licenses are uncertain because they depend, in part, on securing new agreements. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests. We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues. Given the early-stage nature of our operations, we do not currently derive any revenues from sales of pharmaceuticals.

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

      As of December 31, 2004, we had cash, cash equivalents and short-term investments (net of restricted cash and investments) of $87.1 million. We anticipate that our existing capital resources and the revenues we expect to derive from drug discovery alliances, collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice and technology licenses will enable us to fund our currently planned operations for approximately the next two years. Our currently planned operations for that time period consist of the continuation of our efforts to discover the physiological functions of 5,000 human genes that we consider to be pharmaceutically important and the expansion of our medicinal chemistry and preclinical research operations in preparation for the initiation of clinical trials. However, we caution you that we may generate less revenues or incur expenses more rapidly than we currently anticipate.

      Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:

      - our ability to obtain alliance, collaboration and technology license agreements;

      -     the amount and timing of payments under such agreements;

      -     the level and timing of our research and development expenditures;

      - market acceptance of products that we successfully develop and commercially launch; and

      -     the resources we devote to developing and supporting such products.

      Our capital requirements will increase substantially to the extent we advance potential therapeutics into clinical development. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary products and technologies. For all of these reasons, our future capital requirements cannot easily be quantified.

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

Any sale of additional equity securities in the future may be dilutive to our stockholders.

      If we raise additional capital by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock.

We are an early-stage company, and we may not successfully develop or commercialize any therapeutics that we have identified.

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

We rely heavily on our collaborators to develop and commercialize pharmaceutical products based on genes that we identify as promising candidates for development as drug targets, and our collaborators' efforts may fail to yield pharmaceutical products on a timely basis, if at all.

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

We rely on several key collaborators for a significant portion of our revenues, the loss of any of which would negatively impact our business to the extent such losses are not offset by additional collaborators.

      Most of our revenues in a given year have been derived from a limited number of collaborators. For the fiscal year ended December 31, 2004, for example, Bristol-Myers Squibb accounted for approximately 43% of our revenues, Genentech accounted for approximately 26% of our revenues and Incyte Corporation accounted for approximately 8% of our revenues. In general, we cannot predict with certainty which, if any, of our major collaborators will continue to generate revenues for us. If our relationship terminates with any of these collaborators, our revenues will be negatively impacted to the extent such losses are not offset by additional collaboration agreements.

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

We lack the capability to manufacture materials for preclinical studies, clinical trials or commercial sales and will rely on third parties to manufacture our potential products, which may harm or delay our product development and commercialization efforts.

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

      We are highly dependent on Arthur T. Sands, M.D., Ph.D., our president and chief executive officer, as well as other principal members of our management and scientific staff. We do not carry key man insurance on Dr. Sands or any other key personnel. The loss of any of these personnel could negatively impact our business, financial condition or results of operations and could inhibit our product development and commercialization efforts. Although we have entered into employment agreements with some of our key personnel, including Dr. Sands, these employment agreements are all at will. In addition, not all key personnel have employment agreements.

      Recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. Competition for experienced scientists is intense. Failure to recruit and retain scientific personnel on acceptable terms could prevent us from achieving our business objectives.

Any contamination among our knockout mouse population could negatively affect the reliability of our scientific research or cause us to incur significant remedial costs.

      Our generation and analysis of knockout mice are conducted in a specific pathogen-free environment. Any contamination of our knockout mouse population could distort or compromise the quality of our research and negatively impact the reliability of our scientific discoveries. Although we have expended substantial resources in order to secure our facilities from such risk, in the event such a contamination were to occur, our drug discovery efforts could be significantly harmed or delayed and our reputation within the scientific community could be eroded. In addition, we may incur significant remedial costs relating to the elimination of any pathogens present in our facilities.

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

Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

      Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including:

      - our ability to establish new research collaborations and technology licenses, and the timing of such arrangements;

      - the expiration or other termination of research collaborations with our collaborators, which may not be renewed or replaced;

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

      Because of these and other factors, including the risks and uncertainties described in this section, our operating results have fluctuated in the past and are likely to do so in the future. Due to the likelihood of fluctuations in our revenues and expenses, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

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

      We rely, in part, on licenses to use certain technologies that are important to our business, such as certain gene targeting technology licensed from GenPharm International, Inc. and conditional knockout technology licensed from DuPont Pharmaceuticals Company. We do not own the patents that underlie these licenses. Most of these licenses, however, including those licensed from GenPharm and DuPont, have terms that extend for the life of the licensed patents. Our rights to use these technologies and practice the inventions claimed in the licensed patents are subject to our abiding by the terms of those licenses and the licensors not terminating them. We are currently in compliance with all requirements of these licenses. In many cases, we do not control the filing, prosecution or maintenance of the patent rights to which we hold licenses and rely upon our licensors to prosecute infringement of those rights. The scope of our rights under our licenses may be subject to dispute by our licensors or third parties.

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

ITEM 2. PROPERTIES

      We currently own approximately 300,000 square feet of space for our corporate offices and laboratories in buildings located in The Woodlands, Texas, a suburb of Houston, Texas, and lease approximately 76,000 square feet of space for offices and laboratories near Princeton, New Jersey.

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

      In April 2004, we purchased our facilities in The Woodlands, Texas from the lessor under our previous synthetic lease agreement. In connection with such purchase, we repaid the $54.8 million funded under the synthetic lease with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. As a result of the refinancing, all restrictions on the cash and investments that had secured the obligations under the synthetic lease were eliminated.

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

      No matters were submitted during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on The Nasdaq National Market under the symbol "LEXG." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq National Market.

                               HIGH    LOW
2003
First Quarter...............  $5.29   $3.00
Second Quarter..............  $7.00   $3.98
Third Quarter...............  $7.45   $4.24
Fourth Quarter..............  $6.90   $4.75
2004
First Quarter...............  $8.19   $5.68
Second Quarter..............  $8.24   $6.00
Third Quarter...............  $7.90   $5.03
Fourth Quarter..............  $7.95   $6.02

      As of March 8, 2005, there were approximately 240 holders of record of our common stock.

      We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The statement of operations data for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statements of operations data for the years ended December 31, 2001 and 2000, and the balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from our audited financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

                                                                                   YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------
                                                                     2004        2003        2002        2001       2000
                                                                     ----        ----        ----        ----       ----
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues .......................................................  $  61,740   $  42,838   $  35,200   $  30,577   $  14,459
Operating expenses:
     Research and development, including stock-based
         compensation of $426 in 2004, $5,048 in 2003,
         $5,155 in 2002, $5,539 in 2001 and $10,883 in 2000 ....     90,586      82,198      74,859      53,355      31,647
     General and administrative, including stock-based
         compensation of $412 in 2004, $5,067 in 2003,
         $5,113 in 2002, $5,231 in 2001 and $9,958 in 2000 .....     18,608      23,233      23,234      20,861      18,289
                                                                  ---------   ---------   ---------   ---------   ---------
Total operating expenses .......................................    109,194     105,431      98,093      74,216      49,936
                                                                  ---------   ---------   ---------   ---------   ---------
Loss from operations ...........................................    (47,454)    (62,593)    (62,893)    (43,639)    (35,477)
Interest and other income, net .................................        282       1,471       3,223       8,467       9,483
                                                                  ---------   ---------   ---------   ---------   ---------
Net loss before cumulative effect of a change in
     accounting principle ......................................    (47,172)    (61,122)    (59,670)    (35,172)    (25,994)
Cumulative effect of a change in accounting principle ..........         --      (3,076)         --          --          --
                                                                  ---------   ---------   ---------   ---------   ---------
Net loss .......................................................    (47,172)    (64,198)    (59,670)    (35,172)    (25,994)
Accretion on redeemable convertible preferred stock ............         --          --          --          --        (134)
                                                                  ---------   ---------   ---------   ---------   ---------
Net loss attributable to common stockholders ...................  $ (47,172)  $ (64,198)  $ (59,670)  $ (35,172)  $ (26,128)
                                                                  =========   =========   =========   =========   =========

Net loss per common share basic and diluted:
     Net loss before cumulative effect of a change
         in accounting principle ...............................  $   (0.74)  $   (1.08)  $   (1.14)  $   (0.70)  $   (0.63)
     Cumulative effect of a change in accounting principle .....         --       (0.05)         --          --          --
                                                                  ---------   ---------   ---------   ---------   ---------
Net loss per common share, basic and diluted ...................  $   (0.74)  $   (1.13)  $   (1.14)  $   (0.70)  $   (0.63)
                                                                  =========   =========   =========   =========   =========
     Shares used in computing net loss per common
         share, basic and diluted ..............................     63,327      56,820      52,263      50,213      41,618

                                                                                      AS OF DECEMBER 31,
                                                                  ----------------------------------------------------------
                                                                     2004        2003        2002        2001       2000
                                                                     ----        ----        ----        ----       ----
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and investments, including
     restricted cash and investments of $430 in 2004,
     $57,514 in 2003, $57,710 in 2002, $43,338 in 2001
     and $13,879 in 2000........................................  $  87,558   $ 161,001   $ 123,096   $ 166,840   $202,680
Working capital.................................................     60,038     139,739     111,833     147,663    194,801
Total assets                                                        211,980     284,199     201,772     239,990    220,693
Long-term debt, net of current portion..........................     32,940      56,344       4,000         --       1,834
Accumulated deficit.............................................   (261,115)   (213,943)   (149,745)    (90,075)   (54,903)
Stockholders' equity............................................    121,594     166,216     169,902     218,372    207,628

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read with "Selected Financial Data" and our financial statements and notes included elsewhere in this annual report on Form 10-K.

OVERVIEW

      We are a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease. We are using gene knockout technology to systematically discover the physiological functions of genes in living mammals, or in vivo. We generate our gene function discoveries using knockout mice - mice whose DNA has been altered to disrupt, or "knock out," the function of the altered gene. Our patented gene trapping and gene targeting technologies enable us to rapidly generate these knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem cells, which can be cloned and used to generate mice with the altered gene. We employ an integrated platform of advanced medical technologies to systematically discover and validate which genes, when knocked out, result in a favorable medical profile with pharmaceutical utility. We then pursue those genes and the proteins they encode as potential targets for therapeutic intervention in our drug discovery programs.

      We employ internal resources and drug discovery alliances to discover potential small molecule, antibody and protein drugs for in vivo-validated drug targets that we consider to have high pharmaceutical value. We use our own sophisticated libraries of drug-like chemical compounds and an industrialized medicinal chemistry platform to identify small molecule drug candidates for our in vivo-validated drug targets. We have established alliances with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field; with Genentech, Inc. for the discovery of therapeutic proteins and antibody targets; and with Takeda Pharmaceutical Company Limited to discover new drugs for the treatment of high blood pressure. In addition, we have established collaborations and license agreements with many other leading pharmaceutical and biotechnology companies under which we receive fees and, in some cases, are eligible to receive milestone and royalty payments, for access to some of our technologies and discoveries for use in their own drug discovery efforts.

      We derive substantially all of our revenues from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice and technology licenses. To date, we have generated a substantial portion of our revenues from a limited number of sources.

      Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in establishing research collaborations and technology licenses, expirations of our research collaborations, the success rate of our discovery efforts leading to opportunities for new research collaborations and licenses, as well as milestone payments and royalties, the timing and willingness of collaborators to commercialize products which may result in royalties, and general and industry-specific economic conditions which may affect research and development expenditures. Our future revenues from collaborations and alliances are uncertain because our existing agreements have fixed terms or relate to specific projects of limited duration. Our future revenues from technology licenses are uncertain because they depend, in large part, on securing new agreements. Subject to limited exceptions, we do not intend to offer subscriptions to our databases or make our compound libraries available for purchase in the future. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests. We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues. Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

      Since our inception, we have incurred significant losses and, as of December 31, 2004, we had an accumulated deficit of $261.1 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and LexVision programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

      As of December 31, 2004 we had net operating loss carryforwards of approximately $190.8 million. We also had research and development tax credit carryforwards of approximately $8.6 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2011, if not utilized. Utilization of the net operating losses and credits may be significantly limited due to a change in ownership as defined by provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

CRITICAL ACCOUNTING POLICIES

   REVENUE RECOGNITION

      We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

      Upfront fees and annual research funding under our drug discovery alliances are recognized as revenue on a straight-line basis over the estimated period of service, generally the contractual research term, to the extent they are non-refundable. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Fees for access to our databases and other target validation resources are recognized ratably over the subscription or access period. Payments received under target validation collaborations and government grants are recognized as revenue as we perform our obligations related to such research to the extent such fees are non-refundable. Non-refundable technology license fees are recognized as revenue upon the grant of the license when performance is complete and there is no continuing involvement.

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

      Prior to preclinical development work, we are unable to segregate the costs related to research performed on drug candidates because the drug candidate is often not specifically identified until the later stages of our research. With the commencement of formal preclinical development in 2005, we will account on a program by program basis for the costs related to the development of the identified drug products.

   GOODWILL IMPAIRMENT

      Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level. We have determined that the reporting unit is the single operating segment disclosed in our current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit. Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date. A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2004.

RECENT ACCOUNTING PRONOUNCEMENT

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (Revised) "Share-Based Payment." The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. We will adopt this statement on July 1, 2005 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period. We are currently evaluating the impact of SFAS 123 (Revised) on our financial condition and results of operation. However, if we continue to use a Black-Scholes option pricing model consistent with our current practice, the adoption of SFAS 123 (Revised) on July 1, 2005 is estimated to result in additional compensation expense of approximately $4.0 million for the year ended December 31, 2005 related to options granted as of December 31, 2004 that will be unvested on the date of adoption. Grants awarded subsequent to December 31, 2004 will result in increased compensation expense.

RESULTS OF OPERATIONS

   YEARS ENDED DECEMBER 31, 2004 AND 2003

      Revenues. Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

                             YEAR ENDED DECEMBER 31,
                             -----------------------
                              2004             2003
                              ----             ----
Total revenues............   $61.7            $42.8
Dollar increase...........   $18.9
Percentage increase.......      44%

      - Subscription and license fees - Revenue from subscriptions and license fees decreased 44% to $12.0 million due to decreased technology license fees and the termination of Incyte's subscription to our LexVision database in June 2004.

      - Collaborative research - Revenue from collaborative research increased 134% to $49.7 million primarily due to increased revenue under our neuroscience drug discovery alliance with Bristol-Myers Squibb, which was entered into in December 2003, our completion of a performance milestone under our therapeutic protein and antibody target discovery alliance with Genentech and the commencement of our hypertension drug discovery alliance with Takeda, which was entered into in July 2004. This was offset in part by a decrease in revenues from target validation collaborations due to the scheduled conclusion of many of these arrangements and the termination of our collaboration with Incyte in June 2004.

      In 2004, Bristol-Myers Squibb, Genentech and Incyte represented 43%, 26% and 8% of revenues, respectively. In 2003, Incyte, Amgen, Inc., Bristol-Myers Squibb and Genentech represented 23%, 15%, 14% and 14% of revenues, respectively.

      Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           2004         2003
                                                           ----         ----
Total research and development expense..........          $90.6        $82.2
Dollar increase.................................          $ 8.4
Percentage increase.............................             10%

      Research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, laboratory supplies, facility and equipment costs, third-party and other services. The change in 2004 as compared to 2003 resulted primarily from the following costs:

      - Personnel - Personnel costs increased 24% to $43.3 million primarily due to increased personnel to support the expansion of our drug discovery programs, merit-based pay increases for employees and increasing employee benefit costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

      - Stock-based compensation - Stock based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 92% to $0.4 million. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

      - Laboratory supplies - Laboratory supplies expense increased 27% to $14.1 million due primarily to increased purchases of consumables and other supplies, compounds and animal food and bedding related to our drug discovery activities.

      - Facilities and equipment - Facilities and equipment costs increased 2% to $20.2 million primarily due to an increase in depreciation expense on our facilities in The Woodlands, Texas offset, in part, by the elimination of rent expense for those facilities as a result of our consolidation of the lessor under our synthetic lease on December 31, 2003 and subsequent refinancing of those facilities as well as the January 2004 expiration of the lease for our former facility in East Windsor, New Jersey.

      - Third-party and other services - Third-party and other services increased 7% to $7.5 million primarily due an increase in third-party research costs offset, in part, by the termination of our subscription to a third-party database. Third-party and other services include third-party research, subscriptions to third-party databases, technology licenses, legal and patent fees.

      -     Other - Other costs increased by 17% to $5.0 million.

      General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                         2004       2003
                                                         ----       ----
Total general and administrative expense.........       $18.6      $23.2
Dollar decrease..................................       $ 4.6
Percentage decrease..............................          20%

      General and administrative expenses consist primarily of personnel costs to support our research activities, stock-based compensation expense, facility and equipment costs and professional fees, such as legal fees. The change in 2004 as compared to 2003 resulted primarily from the following costs:

      - Personnel - Personnel costs were $10.6 million in both periods. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

      - Stock-based compensation - Stock based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 92% to $0.4 million. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

      - Facilities and equipment - Facilities and equipment costs decreased 15% to $3.1 million primarily due to the elimination of rent expense on our facilities in The Woodlands, Texas as a result of our consolidation of the lessor under our synthetic lease on December 31, 2003 and subsequent refinancing of those facilities as well as the January 2004 expiration of the lease for our former facility in East Windsor, New Jersey.

      - Professional fees - Professional fees increased 30% to $2.1 million primarily due to increased board of director fees and audit fees.

      -     Other - Other costs increased 6% to $2.4 million.

      Interest Income. Interest income was $1.6 million in 2004 and 2003.

      Interest Expense. Interest expense increased 718% to $2.7 million in 2004 from $0.3 million in 2003. This increase was attributable to the interest expense on the $54.8 million funded under the synthetic lease following our consolidation of the lessor on December 31, 2003 and the interest expense on the $34.0 million mortgage loan used in the subsequent refinancing in April 2004 of the facilities funded under the synthetic lease.

      Other Income. Other income increased 441% to $1.3 million in 2004 from $0.2 million in 2003. This increase resulted primarily from a settlement with our former insurance provider for a disputed claim under our insurance policy.

      Net Loss and Net Loss Per Common Share Before Cumulative Effect of a Change in Accounting Principle. Net loss before a change in accounting principle decreased to $47.2 million in 2004 from $61.1 million in 2003. Net loss per common share before a change in accounting principle decreased to $0.74 in 2004 from $1.08 in 2003. Net loss before a change in accounting principle includes stock-based compensation expense of $0.8 million and $10.1 million in 2004 and 2003, respectively.

      Change In Accounting Principle. We adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," or FIN 46 on December 31, 2003. We determined that the lessor under the synthetic lease is a variable interest entity as defined by FIN 46, and that we absorb a majority of the variable interest entity's expected losses. Accordingly, we recorded a cumulative effect of a change in accounting principle equal to the accumulated depreciation of $3.1 million for the period from the date the buildings were placed in service under the synthetic lease through December 31, 2003.

      Net Loss and Net Loss Per Common Share. Net loss decreased to $47.2 million in 2004 from $64.2 million in 2003. Net loss per common share decreased to $0.74 in 2004 from $1.13 in 2003.

   YEARS ENDED DECEMBER 31, 2003 AND 2002

      Revenues. Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

                                    YEAR ENDED DECEMBER 31,
                                    -----------------------
                                      2003          2002
                                      ----          ----
Total revenues...............        $42.8         $35.2
Dollar increase..............        $ 7.6
Percentage increase..........           22%

      - Subscription and license fees - Revenue from subscriptions and license fees increased 21% to $21.6 million due to additional technology licenses granted to pharmaceutical and biotechnology companies in 2003.

      - Collaborative research - Revenue from collaborative research increased 24% to $21.2 million primarily due to increased revenue under our drug discovery alliances with Genentech, Inc., which was entered into in December 2002, and with Bristol-Myers Squibb Company, which was entered into in December 2003, offset in part by a decrease in revenues from target validation collaborations due to the scheduled conclusion of many of these arrangements.

      - Other - Other revenue decreased 81% to $46,000 due to the fact that we no longer made our compound libraries available for purchase, subject to limited exceptions. We may, however, provide additional quantities of selected compounds or optimization services under existing compound sales agreements.

      In 2003, Incyte Corporation, Amgen, Inc., Bristol-Myers Squibb and Genentech represented 23%, 15%, 14% and 14% of revenues, respectively. In 2002, Incyte, Bristol-Myers Squibb and Millennium Pharmaceuticals, Inc. represented 28%, 14% and 11% of revenues, respectively.

      Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                     2003        2002
                                                     ----        ----
Total research and development expense........      $82.2       $74.9
Dollar increase...............................      $ 7.3
Percentage increase...........................         10%

      Research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, laboratory supplies, facility and equipment costs, third-party and other services. The change in 2003 as compared to 2002 resulted primarily from the following costs:

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

      - Third-party and other services - Third-party and other services decreased by 1% to $7.7 million. Third-party and other services include subscriptions to third-party databases, technology licenses and legal and patent fees.

      -     Other - Other costs increased by 17% to $3.6 million.

      General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                        2003        2002
                                                        ----        ----
Total general and administrative expense.......       $ 23.2      $ 23.2
Dollar increase................................       $   --
Percentage increase............................           --

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

      -     Other - Other costs increased 13% to $2.3 million.

      Interest Income. Interest income decreased 48% to $1.6 million in 2003 from $3.0 million in 2002. This decrease resulted primarily from lower average cash and investment balances due to the timing of cash receipts and lower average interest rates on our investments.

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

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription, and license agreements, equipment financing arrangements and leasing arrangements. From our inception through December 31, 2004, we had received net proceeds of $294.8 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000 and $50.1 million from our July 2003 common stock offering. In addition, from our inception through December 31, 2004, we received $224.0 million in cash payments from drug discovery alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents and government grants, of which $193.1 million had been recognized as revenues through December 31, 2004.

      As of December 31, 2004, we had $87.6 million in cash, cash equivalents and short-term investments (including $0.4 million of restricted investments), as compared to $161.0 million (including $57.5 million of restricted cash and investments) as of December 31, 2003. We used cash of $42.3 million in operations in 2004. This consisted primarily of the net loss for the year of $47.2 million offset by non-cash charges of $10.8 million related to depreciation expense, $1.2 million related to amortization of intangible assets other than goodwill and $0.8 million related to stock-based compensation expense; a $10.1 million decrease in deferred revenue; and changes in other operating assets and liabilities of $2.1 million. Investing activities provided cash of $40.5 million, primarily due to net sales of short-term investments of $37.8 million. Additionally, restricted cash decreased by $14.4 million as a result of the April 2004 refinancing of our synthetic lease with a conventional mortgage loan (discussed in the following paragraph), which resulted in the elimination of all restricted cash and investments that had secured our obligations under the synthetic lease. This was offset by purchases of property and equipment of $11.8 million. We used cash of $19.5 million in financing activities. This consisted of the repayment of $54.8 million in obligations under the synthetic lease and principal repayments of $0.4 million on the mortgage loan, offset by cash proceeds of $34.0 million from the mortgage loan and $1.7 million from stock option exercises.

      In April 2004, we purchased our facilities in The Woodlands, Texas from the lessor under our previous synthetic lease agreement. In connection with such purchase, we repaid the $54.8 million funded under the synthetic lease with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash. The mortgage loan has a ten-year term with a 20 year amortization and bears interest at a fixed rate of 8.23%. As a result of the refinancing, all restrictions on the cash and investments that had secured our obligations under the synthetic lease were eliminated, leaving a total of $0.4 million in restricted investments related to our New Jersey facility.

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

      Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2004:

                                                             PAYMENTS DUE BY PERIOD (IN MILLIONS)
                                                             ------------------------------------
       CONTRACTUAL OBLIGATIONS            TOTAL       LESS THAN 1 YEAR     1-3 YEARS     3-5 YEARS    MORE THAN 5 YEARS
                                          -----       ----------------     ---------     ---------    -----------------
Debt..................................  $      37.6      $       4.7      $       1.6   $       1.8     $      29.5
Interest payment obligations..........         24.1              3.8              5.4           5.1             9.8
Operating leases......................         20.3              2.2              4.6           4.8             8.7
                                        -----------      -----------      -----------   -----------     -----------
   Total..............................  $      82.0      $      10.7      $      11.6   $      11.7     $      48.0
                                        ===========      ===========      ===========   ===========     ===========

      Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and revenues we expect to derive from drug discovery alliances, target validation collaborations and technology licenses will be sufficient to fund our operations at least through the next two years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

DISCLOSURE ABOUT MARKET RISK

      We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less. We maintain a short-term investment portfolio which consists of U.S. government agency debt obligations, investment grade commercial paper, corporate debt securities and certificates of deposit that mature three to twelve months from the time of purchase and auction rate securities that mature greater than twelve months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

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

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

      Based on such assessment using those criteria, management believes that, as of December 31, 2004, our internal control over financial reporting is effective.

      Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item as to our directors and executive officers is hereby incorporated by reference from the information appearing under the captions "Stock Ownership of Certain Beneficial Owners and Management
- Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors" and "Executive Compensation - Executive Officers" in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this Item as to our management is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director Compensation" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2004. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in our proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item as to the ownership by management and others of our securities is hereby incorporated by reference from the information appearing under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item as to certain business relationships and transactions with our management and other related parties is hereby incorporated by reference from the information appearing under the captions "Election of Directors - Director Compensation" and "Election of Directors - Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption "Ratification and Approval of Independent Auditors - Compensation of Independent Auditors" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2004.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) Documents filed as a part of this report:

            1. Consolidated Financial Statements

                                                                  PAGE
                                                                  ----
Report of Independent Registered Public Accounting Firm.........   F-1
Report of Independent Registered Public Accounting Firm.........   F-2
Consolidated Balance Sheets.....................................   F-3
Consolidated Statements of Operations...........................   F-4
Consolidated Statements of Stockholders' Equity.................   F-5
Consolidated Statements of Cash Flows...........................   F-6
Notes to Consolidated Financial Statements......................   F-7

            All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

            2. Exhibits

EXHIBIT NO.                                                    DESCRIPTION
-----------                                                    -----------
   3.1  --   Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1
             (Registration No. 333-96469) and incorporated by reference herein).

   3.2  --   Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-96469)
             and incorporated by reference herein).

   4.1  --   Amended and Restated Registration Rights Agreement, dated May 7, 1998, with the stockholders named therein (filed as
             Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-67294) and incorporated by reference herein).

  10.1  --   Employment Agreement with Arthur T. Sands, M.D., Ph.D. (filed as Exhibit 10.1 to the Company's Registration Statement
             on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

  10.2  --   Employment Agreement with James R. Piggott, Ph.D. (filed as Exhibit 10.2 to the Company's Registration Statement on
             Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

  10.3  --   Employment Agreement with Jeffrey L. Wade, J.D. (filed as Exhibit 10.3 to the Company's Registration Statement on Form
             S-1 (Registration No. 333-96469) and incorporated by reference herein).

  10.4  --   Employment Agreement with Brian P. Zambrowicz, Ph.D. (filed as Exhibit 10.4 to the Company's Registration Statement on
             Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

  10.5  --   Employment Agreement with Julia P. Gregory (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1
             (Registration No. 333-96469) and incorporated by reference herein).

  10.6  --   Employment Agreement with Alan Main, Ph.D. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
             the period ended September 30, 2001 and incorporated by reference herein).

EXHIBIT NO.                                                    DESCRIPTION
-----------                                                    -----------
  10.7  --   Consulting Agreement with Alan S. Nies, M.D. dated February 19, 2003, as amended (filed as Exhibit 10.1 to the
             Company's Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated by reference herein).

  10.8  --   Consulting Agreement with Robert J. Lefkowitz, M.D. dated March 31, 2003 (filed as Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated by reference herein).

  10.9  --   Form of Indemnification Agreement with Officers and Directors (filed as Exhibit 10.7 to the Company's Registration
             Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

*10.10  --   2000 Equity Incentive Plan

 10.11  --   2000 Non-Employee Directors' Stock Option Plan (filed as Exhibit 10.9 to the Company's Registration Statement on Form
             S-1 (Registration No. 333-96469) and incorporated by reference herein).

 10.12  --   Coelacanth Corporation 1999 Stock Option Plan (filed as Exhibit 99.1 to the Company's Registration Statement on Form
             S-8 (Registration No. 333-66380) and incorporated by reference herein).

 10.13  --   Form of Stock Option Agreement with Officers under the 2000 Equity Incentive Plan (filed as Exhibit 10.2 to the
             Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004 and incorporated by reference herein).

 10.14  --   Form of Stock Option Agreement with Directors under the 2000 Non-Employee Directors' Stock Option Plan (filed as
             Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004 and incorporated by reference herein).

+10.15  --   Amended and Restated Collaboration and License Agreement, dated November 19, 2003, with Genentech, Inc. (filed as
             Exhibit 10.14 to the amendment to the Company's Annual Report on Form 10-K/A for the period ended December 31, 2003, as filed on July 16, 2004, and incorporated by reference herein).

+10.16  --   Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.15 to the amendment to the Company's Annual Report on Form 10-K/A for the period ended December 31, 2003, as filed on July
             16, 2004, and incorporated by reference herein).

+10.17  --   Collaboration Agreement, dated July 27, 2004, with Takeda Pharmaceutical Company Limited (filed as Exhibit 10.1 to the
             Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004 and incorporated by reference herein).

*10.18  --   Loan and Security Agreement, dated April 21, 2004, between Lex-Gen Woodlands, L.P. and iStar Financial Inc.

 10.19  --   Lease Agreement, dated May 23, 2002, between Lexicon Pharmaceuticals (New Jersey), Inc. and Townsend Property Trust
             Limited Partnership (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30,
             2002 and incorporated by reference herein).

 *21.1  --   Subsidiaries

 *23.1  --   Consent of Independent Registered Public Accounting Firm

 *24.1  --   Power of Attorney (contained in signature page)

 *31.1  --   Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 *31.2  --   Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
 *32.1  --   Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------

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

                            LEXICON GENETICS INCORPORATED

Date: March 11, 2005        By: /s/ ARTHUR T. SANDS
                                -------------------------------------
                                Arthur T. Sands, M.D., Ph.D.
                                President and Chief Executive Officer

Date: March 11, 2005        By: /s/ JULIA P. GREGORY
                                -------------------------------------
                                Julia P. Gregory
                                Executive Vice President, Corporate Development and Chief Financial Officer

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

          SIGNATURE                        TITLE                                           DATE
          ---------                        -----                                           ----
/s/ ARTHUR T. SANDS                 President and Chief Executive Officer              March 11, 2005
------------------------------      (Principal Executive Officer)
Arthur T. Sands, M.D., Ph.D.

/s/ JULIA P. GREGORY                Executive Vice President, Corporate Development    March 11, 2005
------------------------------      and Chief Financial Officer
Julia P. Gregory                    (Principal Financial and Accounting Officer)


/s/ C. THOMAS CASKEY                Chairman of the Board of Directors                 March 11, 2005
------------------------------
C. Thomas Caskey, M.D.

/s/ SAM L. BARKER                   Director                                           March 11, 2005
------------------------------
Sam L. Barker, Ph.D.

/s/ PATRICIA M. CLOHERTY            Director                                           March 11, 2005
------------------------------
Patricia M. Cloherty

/s/ ROBERT J. LEFKOWITZ             Director                                           March 11, 2005
------------------------------
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES                    Director                                           March 11, 2005
------------------------------
Alan S. Nies, M.D.

/s/ FRANK PALANTONI                 Director                                           March 11, 2005
------------------------------
Frank Palantoni

/s/ CLAYTON S. ROSE                 Director                                           March 11, 2005
------------------------------
Clayton S. Rose

                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lexicon Genetics Incorporated:

We have audited the accompanying consolidated balance sheets of Lexicon Genetics Incorporated and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexicon Genetics Incorporated and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lexicon Genetics Incorporated's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

                                                          /s/ ERNST & YOUNG LLP

Houston, Texas
February 25, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Lexicon Genetics Incorporated:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Lexicon Genetics Incorporated (Lexicon) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lexicon's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Lexicon Genetics Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lexicon Genetics Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexicon Genetics Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 of Lexicon Genetics Incorporated and our report dated February 25, 2005 expressed an unqualified opinion thereon.

                                                           /s/ ERNST & YOUNG LLP

Houston, Texas
February 25, 2005

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                       AS OF DECEMBER 31,
                                                                                       ------------------
                                                                                   2004                2003
                                                                                   ----                ----
ASSETS
Current assets:
    Cash and cash equivalents .............................................    $       14,612      $      35,856
    Restricted cash........................................................               --              14,372
    Short-term investments, including restricted investments of $430 and
       $43,142, respectively...............................................            72,946            110,773
    Accounts receivable, net of allowances of $75 and $109, respectively...             5,345              6,571
    Other receivables......................................................             1,052                 --
    Prepaid expenses and other current assets..............................             4,793              3,933
                                                                               --------------      -------------
       Total current assets................................................            98,748            171,505
Property and equipment, net of accumulated depreciation and amortization
    of $41,892 and $31,941, respectively...................................            84,573             83,676
Goodwill   ................................................................            25,798             25,798
Intangible assets, net of amortization of $4,160 and $2,960, respectively..             1,840              3,040
Other assets...............................................................             1,021                180
                                                                               --------------      -------------
       Total assets........................................................    $      211,980      $     284,199
                                                                               ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.......................................................    $        7,574      $       5,884
    Accrued liabilities....................................................             6,945              4,757
    Current portion of deferred revenue....................................            19,500             21,125
    Current portion of long-term debt......................................             4,691                 --
                                                                               --------------      ------------
       Total current liabilities...........................................            38,710             31,766
Deferred revenue, net of current portion...................................            18,092             26,567
Long-term debt.............................................................            32,940             56,344
Other long-term liabilities................................................               644              3,306
                                                                               --------------      -------------
       Total liabilities...................................................            90,386            117,983

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding....................................               --                 --
    Common stock, $.001 par value; 120,000 shares authorized;
       63,491 and 62,827 shares issued and outstanding, respectively.......                63                 63
    Additional paid-in capital.............................................           382,666            380,995
    Deferred stock compensation............................................               (20)              (899)
    Accumulated deficit....................................................          (261,115)          (213,943)
                                                                               --------------      -------------
       Total stockholders' equity .........................................           121,594            166,216
                                                                               --------------      -------------
       Total liabilities and stockholders' equity..........................    $      211,980      $     284,199
                                                                               ==============      =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                       2004                2003                 2002
                                                                       ----                ----                 ----
Revenues:
   Subscription and license fees..............................    $       12,004       $      21,550        $      17,871
   Collaborative research.....................................            49,736              21,242               17,088
   Other  ....................................................               --                   46                  241
                                                                  --------------       -------------        -------------
     Total revenues...........................................            61,740              42,838               35,200
Operating expenses:
   Research and development, including stock-based
     compensation of $426, $5,048, and $5,155, respectively..             90,586              82,198               74,859
   General and administrative, including stock-based
     compensation of $412, $5,067, and $5,113, respectively...            18,608              23,233               23,234
                                                                  --------------       -------------        -------------
     Total operating expenses.................................           109,194             105,431               98,093
                                                                  --------------       -------------        -------------
Loss from operations..........................................           (47,454)            (62,593)             (62,893)
Interest income...............................................             1,638               1,555                3,003
Interest expense..............................................            (2,660)               (325)                  (7)
Other income, net.............................................             1,304                 241                  227
                                                                  --------------       -------------        -------------
Net loss before cumulative effect of a change
   in accounting principle....................................           (47,172)            (61,122)             (59,670)
Cumulative effect of a change in accounting principle.........               --               (3,076)                 --
                                                                  --------------       -------------        ------------
Net loss  ....................................................    $      (47,172)      $     (64,198)       $     (59,670)
                                                                  ==============       =============        =============

Net loss per common share basic and diluted:
   Net loss before cumulative effect of a
     change in accounting principle...........................    $        (0.74)      $       (1.08)       $       (1.14)
   Cumulative effect of a change in accounting principle......               --                (0.05)                 --
                                                                  --------------       --------------       ------------
   Net loss per common share, basic and diluted...............    $        (0.74)      $       (1.13)       $       (1.14)
                                                                  ==============       =============        =============
Shares used in computing net loss per common share,
   basic and diluted..........................................            63,327              56,820               52,263

        The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                          COMMON STOCK        ADDITIONAL      DEFERRED                     OTHER          TOTAL
                                         ---------------       PAID-IN         STOCK       ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                       SHARES    PAR VALUE     CAPITAL      COMPENSATION     DEFICIT        LOSS          EQUITY
                                       ------    ---------     -------      ------------     -------        ----          ------
Balance at December 31, 2001.......    52,022       $52       $331,092       $(22,260)      $(90,075)     $(437)         $218,372
Deferred stock compensation, net
  of reversals.....................        --        --           (985)           985             --         --                --
Issuance of restricted stock.......        18        --             99            (99)            --         --                --
Amortization of deferred stock
  compensation.....................        --        --             --         10,268             --         --            10,268
Cancellation of equity securities
  in connection with acquisition...        (7)       --            (79)            --             --         --               (79)
Exercise of common stock options...       330        --            574             --             --         --               574
Exercise of common stock warrants..         4        --             --             --             --         --                --
Net loss...........................        --        --             --             --        (59,670)        --           (59,670)
Reversal of unrealized loss on
  sale of long-term investments....        --        --             --             --             --        437               437
                                                                                                                        ---------
Comprehensive loss.................        --        --             --             --             --         --           (59,233)
                                      -------       ---      ---------       --------      ---------       ----         ---------
Balance at December 31, 2002.......    52,367        52        330,701        (11,106)      (149,745)        --           169,902
Deferred stock compensation, net
  of reversals.....................        --        --            (92)            92             --         --                --
Amortization of deferred stock
  compensation.....................        --        --             --         10,115             --         --            10,115
Public offering of common stock,
  net of offering costs............    10,240        10         50,147             --             --         --            50,157
Exercise of common stock options...       102         1            239             --             --         --               240
Exercise of common stock warrants..       118        --             --             --             --         --                --
Net and comprehensive loss.........        --        --             --             --        (64,198)        --           (64,198)
                                      -------       ---      ---------       --------      ---------       ----         ---------
Balance at December 31, 2003.......    62,827        63        380,995           (899)      (213,943)        --           166,216
Deferred stock compensation, net
  of reversals.....................        --        --            (41)            41             --         --                --
Amortization of deferred stock
  compensation.....................        --        --             --            838             --         --               838
Exercise of common stock options...       664        --          1,712             --             --         --             1,712
Net and comprehensive loss.........        --        --             --             --        (47,172)        --           (47,172)
                                      -------       ---      ---------       --------      ---------       ----         ---------
Balance at December 31, 2004.......    63,491       $63      $ 382,666       $    (20)     $(261,115)      $ --         $ 121,594
                                      =======       ===      =========       ========      =========       ====         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                              -----------------------
                                                                                2004                 2003                2002
                                                                                ----                 ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss............................................................    $     (47,172)        $     (64,198)      $     (59,670)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation......................................................           10,834                10,215               9,111
     Amortization of intangible assets, other than goodwill............            1,200                 1,200               1,200
     Amortization of deferred stock compensation.......................              838                10,115              10,268
     Loss on sale of long-term investments.............................              --                    --                  197
     Gain on disposal of property and equipment........................              (11)                  (18)                --
     Cumulative effect of a change in accounting principle ............              --                  3,076                 --
     Changes in operating assets and liabilities:
       (Increase) decrease in receivables..............................              174                (1,428)               (599)
       (Increase) decrease in prepaid expenses and other current
          assets.......................................................             (860)                  960                 484
       (Increase) decrease in other assets.............................             (841)                1,060               3,965
       Increase in accounts payable and other liabilities..............            3,682                 2,257                 700
       Increase (decrease) in deferred revenue.........................          (10,100)               29,045               5,552
                                                                           -------------         -------------       -------------
         Net cash used in operating activities.........................          (42,256)               (7,716)            (28,792)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment.................................          (11,811)               (4,824)            (19,766)
   Proceeds from disposal of property and equipment....................               91                    48                 --
   (Increase) decrease in restricted cash..............................           14,372                15,115             (22,794)
   Purchase of short-term investments..................................         (178,355)             (212,869)           (107,603)
   Sale of short-term investments......................................          216,182               170,939             172,154
   Sale of long-term investments.......................................              --                    --               10,638
                                                                           -------------         -------------       -------------
         Net cash provided by (used in) investing activities...........           40,479               (31,591)             32,629
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock..............................            1,712                50,397                 574
   Proceeds from debt borrowings.......................................           34,000                   --                4,000
   Repayment of debt borrowings........................................          (52,713)                  --                  --
   Repayment of other long-term liabilities............................           (2,466)                  --                  --
                                                                           -------------         -------------       ------------
         Net cash provided by (used in) financing activities...........          (19,467)               50,397               4,574
                                                                           -------------         -------------       -------------
Net increase (decrease) in cash and cash equivalents...................          (21,244)               11,090               8,411
Cash and cash equivalents at beginning of year.........................           35,856                24,766              16,355
                                                                           -------------         -------------       -------------
Cash and cash equivalents at end of year...............................    $      14,612         $      35,856       $      24,766
                                                                           =============         =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest..............................................    $       1,985         $           4       $           7

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Reversal of unrealized loss on long-term investments................    $          --         $         --        $         437
   Cancellation of equity securities in connection with acquisition....    $          --         $         --        $         (79)
   Deferred stock compensation, net of reversals.......................    $          41         $          92       $         886
   Retirement of property and equipment................................    $         963         $       1,148       $          90
   Property and equipment recorded in connection with consolidation of
     variable interest entity..........................................    $          --         $      54,811       $         --
   Long-term debt recorded in connection with consolidation of variable
     interest entity...................................................    $          --         $     (52,344)      $         --
   Other long-term liabilities recorded in connection with consolidation
     of variable interest entity.......................................    $          --         $      (2,467)      $         --

        The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

1. ORGANIZATION AND OPERATIONS

Lexicon Genetics Incorporated (Lexicon or the Company) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to discover the functions and pharmaceutical utility of genes and use those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease.

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, contract and milestone payments received under database subscription and collaboration agreements, technology licenses, equipment financing arrangements and leasing arrangements. The Company's future success is dependent upon many factors, including, but not limited to, its ability to discover and develop pharmaceutical products for the treatment of human disease, discover additional promising candidates for drug discovery and development using its gene knockout technology, establish additional research contracts and agreements for access to its technology, achieve milestones under such contracts and agreements, obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Lexicon and its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U.
S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of U.S. government agency debt obligations, investment grade commercial paper, corporate debt securities, certificates of deposit and auction rate securities. Short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities. The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security. Unrealized gains and losses on such securities, when material, are reported as a separate component of stockholders equity. Net realized gains and losses, interest and dividends are included in interest income. The cost of securities sold is based on the specific identification method.

Restricted Cash and Investments: Lexicon is required to maintain restricted cash or investments to collateralize standby letters of credit for the lease on its office and laboratory facilities in Hopewell, New Jersey (see Note 10). As of December 31, 2004, the Company maintained restricted cash and investments of $0.4 million. As of December 31, 2003, restricted cash and investments were $57.5 million, which collateralized borrowings made under the previous synthetic lease as well as standby letters of credit for the leases on office and laboratory facilities in East Windsor and Hopewell, New Jersey.

Concentration of Credit Risk: Lexicon's cash equivalents, short-term investments and trade accounts receivable represent potential concentrations of credit risk. The Company minimizes potential concentrations of risk in cash equivalents and short-term investments by placing investments in high-quality financial instruments. The Company's accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in the United States, Europe and Japan. The Company has not experienced any significant credit losses to date and, at December 31, 2004, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery of the functions and pharmaceutical utility of genes and the use of those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease. Substantially all of the Company's revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases and compound library sales. In 2004, Bristol-Myers Squibb Company, Genentech, Inc. and Incyte Corporation represented 43%, 26% and 8% of revenues, respectively. In 2003, Incyte, Amgen Inc., Bristol-Myers Squibb and Genentech represented 23%, 15%, 14% and 14% of revenues, respectively. In 2002, Incyte, Bristol-Myers Squibb and Millennium Pharmaceuticals, Inc. represented 28%, 14% and 11% of revenues, respectively.

Property and Equipment: Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful life of the assets which ranges from three to 40 years. Maintenance, repairs and minor replacements are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term. Significant renewals and betterments are capitalized.

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

Goodwill Impairment: Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2004.

Revenue Recognition: Revenues are recognized under Staff Accounting Bulletin
(SAB) No. 104, "Revenue Recognition," when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Revenues are earned from drug discovery alliances, database subscriptions, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, government grants and compound library sales.

Upfront fees and annual research funding under our drug discovery alliances are recognized as revenue on a straight line basis over the estimated period of service, generally the contractual research term, to the extent they are non-refundable. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Fees for access to databases and other target validation resources are recognized ratably over the subscription or access period. Payments received under target validation collaborations and government grants are recognized as revenue as Lexicon performs its obligations related to such research to the extent such fees are non-refundable. Non-refundable technology license fees are recognized as revenue upon the grant of the license when performance is complete and there is no continuing involvement. Compound library sales are recognized as revenue upon shipment.

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

Stock-Based Compensation: As further discussed in Note 12, Lexicon has three stock-based compensation plans, which are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon recognized $0.8 million, $10.1 million and $10.3 million of stock-based compensation during 2004, 2003 and 2002, respectively, which was primarily related to option grants made prior to Lexicon's April 2000 initial public offering. The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                                YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                           2004          2003           2002
                                                           ----          ----           ----
                                                                   (IN THOUSANDS)
Net loss, as reported .............................      $(47,172)      $(64,198)      $(59,670)
Add: Stock-based employee compensation
   expense included in reported net loss ..........           838         10,115         10,268
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards .................................       (16,189)       (26,344)       (25,913)
                                                         --------       --------       --------
Pro forma net loss ................................      $(62,523)      $(80,427)      $(75,315)
                                                         ========       ========       ========

Net loss per common share, basic and diluted
   As reported ....................................      $  (0.74)      $  (1.13)      $  (1.14)
                                                         ========       ========       ========
   Pro forma ......................................      $  (0.99)      $  (1.42)      $  (1.44)
                                                         ========       ========       ========

Net Loss Per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and warrants are not included because they are antidilutive.

Comprehensive Loss: Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities. Comprehensive loss is reflected in the consolidated statements of stockholders' equity. There were no unrealized gains or losses as of December 31, 2004 and 2003. During 2002, Lexicon sold its long-term investment for $10.6 million, resulting in a realized loss of $197,000 reflected in its net loss for the year.

3. RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (Revised) "Share-Based Payment." The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. The Company will adopt this statement on July 1, 2005 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or cancelled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period. The Company is currently evaluating the impact of SFAS 123 (Revised) on its financial condition and results of operation. However, if the Company continues to use a Black-Scholes option pricing model consistent with its current practice, the adoption of SFAS 123 (Revised) on July 1, 2005 is estimated to result in additional compensation expense of approximately $4.0 million for the year ended December 31, 2005 related to options granted as of December 31, 2004 that will be unvested on the date of adoption. Grants awarded subsequent to December 31, 2004 will result in increased compensation expense.

4. RECLASSIFICATION

In the accompanying consolidated balance sheet as of December 31, 2003, Lexicon has reclassified $46.1 million of auction rate securities from cash equivalents to short-term investments and $42.6 million from restricted cash to short-term investments. The accompanying consolidated statements of cash flow for the years ended December 31, 2003 and 2002 have been adjusted to reflect this reclassification.

5. SHORT-TERM INVESTMENTS

The fair value of securities held at December 31, 2004 and 2003 are as follows:

                                                              AS OF DECEMBER 31
                                                             ------------------
                                                             2004          2003
                                                             ----          ----
                                                               (IN THOUSANDS)
Securities maturing within one year:
    Certificates of Deposit ..........................      $   565      $    561
    U.S. government agencies .........................        2,499         3,500
    Corporate debt securities ........................       25,832        16,572
    Auction rate securities ..........................        1,000            --
    Commercial paper .................................           --         1,490
                                                            -------      --------
       Total securities maturing within one year .....       29,896        22,123

Securities maturing after one year through five years:
    Auction rate securities ..........................        7,450        22,350

Securities maturing after ten years:
    Auction rate securities ..........................       35,600        66,300
                                                            -------      --------
       Total available-for-sale investments ..........      $72,946      $110,773
                                                            =======      ========

There were no unrealized gains or losses as of December 31, 2004 and 2003. Realized losses were $0, $0, and $197,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 are as follows:

                                                                      ESTIMATED          AS OF DECEMBER 31,
                                                                     USEFUL LIVES       -------------------
                                                                      IN YEARS       2004                2003
                                                                      --------       ----                ----
                                                                                           (IN THOUSANDS)
Computers and software.............................................       3-5     $     12,522       $     11,519
Furniture and fixtures.............................................       5-7            7,538              7,676
Laboratory equipment...............................................       3-7           33,764             29,847
Leasehold improvements.............................................      3-10            7,764             11,765
Buildings..........................................................     15-40           61,313             51,246
Land...............................................................        --            3,564              3,564
                                                                                  ------------       ------------
   Total property and equipment....................................                    126,465            115,617
Less: Accumulated depreciation and amortization....................                    (41,892)           (31,941)
                                                                                  ------------       ------------
    Net property and equipment.....................................               $     84,573       $     83,676
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

The components of Lexicon's deferred tax assets (liabilities) at December 31, 2004 and 2003 are as follows:

                                               AS OF DECEMBER 31,
                                              -------------------
                                              2004           2003
                                              ----           ----
                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards ...      $ 66,767       $ 46,130
  Research and development tax
   credits............................         8,597          8,105
  Stock-based compensation ...........         7,206          7,468
  Deferred revenue ...................        13,149         16,685
  Other ..............................         2,121          1,628
                                            --------       --------
    Total deferred tax assets ........        97,840         80,016

Deferred tax liabilities:
  Property and equipment .............        (1,502)        (1,643)
  Other ..............................          (139)           (59)
                                            --------       --------
    Total deferred tax liabilities ...        (1,641)        (1,702)

Less: Valuation allowance ............       (96,199)       (78,314)
                                            --------       --------
    Net deferred tax assets .......         $     --       $     --
                                            ========       ========

At December 31, 2004, Lexicon had net operating loss carryforwards of approximately $190.8 million and research and development tax credit carryforwards of approximately $8.6 million available to reduce future income taxes. These carryforwards will begin to expire in 2011. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Based on the federal tax law limits and the Company's cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained. During 2004, the valuation allowance increased $17.9 million primarily due to the Company's current year net loss.

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

Goodwill, associated with the acquisition, of $25.8 million, which represents the excess of the $36.0 million purchase price over the fair value of the underlying net identifiable assets, was assigned to the consolidated entity, Lexicon. There was no change in the carrying amount of goodwill for the year ended December 31, 2004. In accordance with SFAS No. 142, the goodwill balance is not subject to amortization, but is tested at least annually for impairment at the reporting unit level, which is the Company's single operating segment. The Company performed an impairment test of goodwill on its annual impairment assessment date. This test did not result in an impairment of goodwill.

Other intangible assets represent Coelacanth's technology platform, which consists of its proprietary ClickChem(TM) reactions, novel building blocks and compound sets, automated production systems, high throughput ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) capabilities and its know-how and trade secrets. The Company amortizes other intangible assets on a straight-line basis over an estimated life of five years.

The amortization expense for the year ended December 31, 2004 was $1.2 million. The estimated remaining amortization expense is as follows:

                                    FOR THE YEAR ENDING DECEMBER 31
                                    -------------------------------
                                           (IN THOUSANDS)
2005....................                  $     1,200
2006....................                          640

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

Mortgage Loan: In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased the Company's existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of additional facilities. Including the purchase price for the Company's existing facilities, the synthetic lease, as amended, provided funding of $54.8 million in property and improvements and required that the Company maintain restricted cash or investments to collateralize these borrowings. Lexicon adopted Financial Accounting Standards Board Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" on December 31, 2003. Lexicon determined that the lessor under the synthetic lease was a variable interest entity as defined by FIN 46, and that the Company absorbed a majority of the variable interest entity's expected losses. Accordingly, the Company consolidated the variable interest entity. In April 2004, Lexicon purchased the facilities subject to the synthetic lease, repaying the $54.8 million funded under the synthetic lease with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. As a result of the refinancing, all restrictions on the cash and investments that had secured the obligations under the synthetic lease were eliminated. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $61.3 million and $3.6 million, respectively, before accumulated depreciation.

The following table includes the aggregate future principal payments of the Company's long-term debt as of December 31, 2004:

                             FOR THE YEAR ENDING DECEMBER 31
                             -------------------------------
                                   (IN THOUSANDS)
2005 .....................         $  4,691
2006 .....................              751
2007 .....................              816
2008 .....................              880
2009 .....................              964
Thereafter ...............           29,529
                                   --------
                                     37,631
Less current portion .....           (4,691)
                                   --------
  Total long-term debt ...         $ 32,940

The fair value of Lexicon's debt financial instruments approximates their carrying value.

10. COMMITMENTS AND CONTINGENCIES

Operating Lease Obligation: A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement that expires in June 2013. The lease provides for two five year renewal options at 95% of the fair market rent. Lexicon is the guarantor of the obligation of its subsidiary under this lease. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease. As of December 31, 2004, the Company had $0.4 million in restricted investments as collateral. Lexicon's subsidiary had also leased a facility in East Windsor, New Jersey through January 2004. As of December 31, 2003, the Company had $0.5 million in restricted investments to collateralize standby letters of credit under both the Hopewell and East Windsor leases. Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $2.3 million, $3.7 million, and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts included rent expense related to the synthetic lease in 2003 and 2002. Payments under the synthetic lease made subsequent to the consolidation of the lessor under the lease on December 31, 2003 are reflected in interest expense rather than rent expense as are the interest payments made under the mortgage loan used to purchase the facilities funded under the synthetic lease in April 2004. The following table includes non-cancelable, escalating future lease payments for the facility in New Jersey:

                                                      FOR THE YEAR ENDING DECEMBER 31
                                                      -------------------------------
                                                             (IN THOUSANDS)
2005.......................................                $     2,230
2006.......................................                      2,287
2007.......................................                      2,287
2008.......................................                      2,347
2009.......................................                      2,408
Thereafter.................................                      8,687
                                                           -----------
    Total..................................                $    20,246
                                                           ===========

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

As of December 31, 2004, an aggregate of 17,000,000 shares of common stock had been reserved for issuance, options to purchase 13,026,084 shares were outstanding and 2,455,846 shares had been issued upon the exercise of stock options issued under the Equity Incentive Plan.

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

As of December 31, 2004, an aggregate of 600,000 shares of common stock had been reserved for issuance, options to purchase 198,000 shares were outstanding and no options had been exercised under the Directors' Plan.

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

As of December 31, 2004, an aggregate of 122,649 shares of common stock had been reserved for issuance, options to purchase 74,821 shares of common stock were outstanding, options to purchase 21,756 shares of common stock had been cancelled and 26,072 shares of common stock had been issued upon the exercise of stock options issued under the Coelacanth Plan.

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

During the year ended December 31, 2000, Lexicon recorded $54.1 million in aggregate deferred compensation relating to options issued to employees and non-employee directors prior to our initial public offering. During the years ended December 31, 2004, 2003 and 2002, the Company recognized $0.8 million, $10.1 million and $10.3 million, respectively, in compensation expense relating to these options.

The pro forma information regarding net loss required by SFAS No. 123 has been included in Note 2. The information has been determined as if Lexicon had accounted for its employee stock options under the fair-value method as defined by SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The fair value of these options was estimated at the date of grant using the Black-Scholes method and the following weighted-average assumptions for 2004, 2003 and 2002:

      -     volatility factors of 92%, 92% and 100%, respectively;

      -     risk-free interest rates of 3.69%, 3.40% and 4.64%, respectively;

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

Stock Option Activity: The following is a summary of option activity under Lexicon's stock option plans:

                                                                                                         WEIGHTED
                                                                                      OPTIONS            AVERAGE
                                                                                    OUTSTANDING      EXERCISE PRICE
                                                                                    -----------      --------------
                                                                                  (IN THOUSANDS)
Balance at December 31, 2001...........................................               10,103           $   6.04
    Granted............................................................                2,200               8.68
    Exercised..........................................................                 (330)              1.74
    Canceled...........................................................                 (601)              9.70
                                                                                      ------
Balance at December 31, 2002...........................................               11,372               6.47
                                                                                      ------
    Granted............................................................                1,897               4.24
    Exercised..........................................................                 (102)              2.34
    Canceled...........................................................                 (278)              8.92
                                                                                      ------
Balance at December 31, 2003...........................................               12,889               6.12
                                                                                      ------
    Granted............................................................                1,935               7.40
    Exercised..........................................................                 (664)              2.65
    Canceled...........................................................                 (861)             10.44
                                                                                      ------
Outstanding at December 31, 2004.......................................               13,299           $   6.20
                                                                                      ======

The weighted average fair values of options granted during the years ended December 31, 2004, 2003 and 2002 were $5.95, $3.52 and $7.32, respectively. As of December 31, 2004, 1,920,070 shares of common stock were available for grant under Lexicon's stock option plans.

Stock Options Outstanding: The following table summarizes information about stock options outstanding at December 31, 2004:

                                 OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                                 -------------------                                      -------------------
                                               WEIGHTED
                         OUTSTANDING AS         AVERAGE          WEIGHTED            EXERCISABLE AS       WEIGHTED
                              OF               REMAINING         AVERAGE                  OF              AVERAGE
     RANGE OF             DECEMBER 31         CONTRACTUAL        EXERCISE             DECEMBER 31,        EXERCISE
  EXERCISE PRICE             2004           LIFE (IN YEARS)       PRICE                  2004              PRICE
  --------------             ----           ---------------       -----                  ----              -----
                        (IN THOUSANDS)                                              (IN THOUSANDS)
$0.0003 - $0.22                862                 0.9           $  0.05                   862            $  0.05
    1.67 - 2.50              4,935                 4.3              2.40                 4,935               2.40
    3.16 - 4.70              1,383                 8.1              3.92                   638               3.93
    4.76 - 7.12                905                 8.7              6.02                   283               5.71
   7.15 - 10.55              3,228                 7.9              8.55                 1,314               9.36
  10.87 - 16.00              1,429                 6.3             12.65                 1,321              12.69
  16.63 - 22.06                374                 5.3             19.66                   372              19.66
  25.25 - 31.63                 31                 5.8             26.68                    31              26.88
  38.00 - 38.50                152                 5.7             38.49                   152              38.49
                            ------                                                       -----
                            13,299                               $  6.20                 9,908            $  5.96
                            ======                                                       =====

Warrants

In July 1998, Lexicon issued a warrant to purchase 249,999 shares of common stock at an exercise price of $2.50 per share, in connection with the grant to the Company of an option to lease additional real property. Amortization of the remaining balance of $155,000 on the lease option was expensed in 2000 upon the Company's completion of a synthetic lease agreement under which the lessor purchased the optioned real property under an arrangement providing for its lease to the Company. The warrant was exercised in 2003 by way of a cashless exercise, resulting in the issuance of a total of 117,784 shares of common stock.

In connection with the acquisition of Coelacanth in July 2001, Lexicon assumed Coelacanth's outstanding warrants to purchase 25,169 shares of common stock. The warrants expire on March 31, 2009. The fair value of the warrants was included in the total purchase price for the acquisition. As of December 31, 2004, warrants to purchase 16,483 shares of common stock, with an exercise price of $11.93 per share, remained outstanding.

Aggregate Shares Reserved for Issuance

As of December 31, 2004 an aggregate of 13,315,388 shares of common stock were reserved for issuance upon exercise of outstanding stock options and warrants and 1,920,070 additional shares were available for future grants under Lexicon's stock option plans.

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

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Beginning in 2000, the Company was required to match employee contributions according to a specified formula. The matching contributions totaled approximately $776,000, $637,000, and $645,000, in 2004, 2003 and 2002, respectively. Company contributions are vested based on the employee's years of service, with full vesting after four years of service.

14. COLLABORATION AND LICENSE AGREEMENTS

Lexicon has derived substantially all of its revenues from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases and compound library sales.

Drug Discovery Alliances

Lexicon has entered into the following alliances for the discovery and development of therapeutics based on its in vivo drug target discovery efforts:

Abgenix, Inc. Lexicon established a drug discovery alliance with Abgenix in July 2000 to discover novel therapeutic antibodies using the Company's target validation technologies and Abgenix's technology for generating fully human monoclonal antibodies. Lexicon and Abgenix expanded and extended the alliance in January 2002, with the intent of accelerating the selection of in vivo-validated antigens for antibody discovery and the development and commercialization of therapeutic antibodies based on those targets. Under the alliance agreement, the Company and Abgenix will each have the right to obtain exclusive commercialization rights, including sublicensing rights, for an equal number of qualifying therapeutic antibodies, and will each receive milestone payments and royalties on sales of therapeutic antibodies from the alliance that are commercialized by the other party or a third party sublicensee. Each party bears its own expenses under the alliance. The expanded alliance also provides us with access to Abgenix's XenoMouse(R) technology for use in some of our own drug discovery programs. The collaboration period under the agreement terminated in July 2004.

Bristol-Myers Squibb Company: Lexicon established an alliance with Bristol-Myers Squibb in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field. Lexicon is contributing a number of drug discovery programs at various stages of development. Lexicon will continue to use its gene knockout technology to identify additional drug targets with promise in the neuroscience field. For those targets that are selected for the alliance, Lexicon and Bristol-Myers Squibb will work together, on an exclusive basis, to identify, characterize and carry out the preclinical development of small molecule drugs, and will share equally both in the costs and in the work attributable to those efforts. As drugs resulting from the collaboration enter clinical trials, Bristol-Myers Squibb will have the first option to assume full responsibility for clinical development and commercialization. Lexicon received an upfront payment of $36.0 million and is entitled to receive research funding of $30.0 million in the initial three years of the agreement. Bristol-Myers Squibb has the option to extend the discovery portion of the alliance for an additional two years in exchange for further committed research funding of up to $50.0 million. Lexicon may receive additional cash payments for exceeding specified research productivity levels. Lexicon will also receive clinical and regulatory milestone payments for each drug target for which Bristol-Myers Squibb develops a drug under the alliance. Lexicon will earn royalties on sales of drugs commercialized by Bristol-Myers Squibb. The party with responsibility for the clinical development and commercialization of drugs resulting from the alliance will bear the costs of those efforts. Revenue recognized under this agreement was $21.5 million and $0.8 million for the years ended December 31, 2004 and 2003, respectively.

Genentech, Inc. Lexicon established a drug discovery alliance with Genentech in December 2002 to discover novel therapeutic proteins and antibody targets. Under the alliance agreement, Lexicon will use its target validation technologies to discover the functions of secreted proteins and potential antibody targets identified through Genentech's internal drug discovery research. Genentech will have exclusive rights in the discoveries resulting from the collaboration for the research, development and commercialization of therapeutic proteins and antibodies. Lexicon will retain certain other rights in those discoveries, including rights for the development of small molecule drugs. Lexicon received an upfront payment of $9.0 million and funding under a $4.0 million loan in 2002. The terms of the loan are discussed in Note 9. In addition, Lexicon can earn up to $24.0 million in performance payments for its work in the collaboration as it is completed. Lexicon will also receive milestone payments and royalties on sales of therapeutic proteins and antibodies for which Genentech obtains exclusive rights. The agreement has an expected collaboration term of three years. Total revenue recognized under this agreement was $16.0 million, $6.0 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Incyte Corporation. Lexicon established a drug discovery alliance with Incyte in June 2001 to discover novel therapeutic proteins using the Company's target validation technologies in the discovery of the functions of secreted proteins from Incyte's LifeSeq(R) Gold database. Under the alliance agreement, the Company and Incyte will each have the right to obtain exclusive commercialization rights, including sublicensing rights, for an equal number of qualifying therapeutic proteins, and will each receive milestone payments and royalties on sales of therapeutic proteins from the alliance that are commercialized by the other party or a third party sublicensee. Lexicon received research funding of $15.0 million under the agreement and recognized revenue of $2.5 million, $5.0 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively and $2.5 million in a previous year. The collaboration period under the agreement terminated in June 2004.

Takeda Pharmaceutical Company Limited. Lexicon established an alliance with Takeda in July 2004 to discover new drugs for the treatment of high blood pressure. In the collaboration, Lexicon is using its gene knockout technology to identify drug targets that control blood pressure. Takeda will be responsible for the screening, medicinal chemistry, preclinical and clinical development and commercialization of drugs directed against targets selected for the alliance, and will bear all related costs. Lexicon received an upfront payment of $12 million from Takeda for the initial, three-year term of the agreement. This upfront payment will be recognized as revenue over the three-year contractual service period. Takeda has the option to extend the discovery portion of the alliance for an additional two years in exchange for further committed funding. Takeda will make research milestone payments to Lexicon for each target selected for therapeutic development. In addition, Takeda will make clinical development and product launch milestone payments to Lexicon for each product commercialized from the collaboration. Lexicon will also earn royalties on sales of drugs commercialized by Takeda. Total revenue recognized under this agreement was $3.2 million for the year ended December 31, 2004.

Revenues from drug discovery alliances are included in collaborative research revenue in the accompanying consolidated statements of operations.

Other Collaborations

Lexicon has entered into the following other collaborations:

Bristol-Myers Squibb Company. Lexicon established a LexVision collaboration with Bristol-Myers Squibb in September 2000, under which Bristol-Myers Squibb was granted non-exclusive access to the Company's LexVision database and OmniBank library for the discovery of small molecule drugs. The Company received annual access fees under this agreement, and is entitled to receive milestone payments and royalties on products Bristol-Myers Squibb develops using the Company's technology. The collaboration period under the agreement, as amended, terminated in December 2004. Revenue recognized under this agreement was $5.0 million, in each of the years ended December 31, 2004, 2003 and 2002.

Lexicon entered into a drug target validation agreement with Bristol-Myers Squibb in December 2004. Under this agreement, Lexicon will develop mice and phenotypic data for certain genes previously requested by Bristol-Myers Squibb under their LexVision Agreement, but that Lexicon was not required to deliver thereunder, and certain additional genes to be requested by Bristol-Myers Squibb. The agreement terminates in March 2007. There was no revenue recognized under this agreement for the year ended December 31, 2004.

Incyte Corporation. Lexicon established a LexVision collaboration with Incyte in June 2001, under which Incyte was granted non-exclusive access to the Company's LexVision database and OmniBank library for the discovery of small molecule drugs. The Company received annual access fees under this agreement, and is entitled to receive milestone payments and royalties on products Incyte develops using the Company's technology. The collaboration period under the agreement terminated in June 2004. Revenue recognized under this agreement was $2.5 million, $5.0 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, and $2.5 million in a previous period.

15. SELECTED QUARTERLY FINANCIAL DATA

The table below sets forth certain unaudited statements of operations data, and net loss per common share data, for each quarter of 2004 and 2003.

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              QUARTER ENDED
                                                                              -------------
                                                           MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                           --------       -------      ------------    -----------
                                                                              (UNAUDITED)
2004

Revenues ............................................      $ 11,842       $ 10,778       $ 13,109        $ 26,011
Loss from operations ................................      $(15,603)      $(16,444)      $(13,949)       $ (1,458)
Net loss ............................................      $(15,466)      $(16,788)      $(14,377)       $   (541)
Net loss per common share, basic and diluted ........      $  (0.25)      $  (0.26)      $  (0.23)       $  (0.01)
Shares used in computing net loss per common share ..        63,065         63,369         63,422          63,449

                                                                              QUARTER ENDED
                                                                              -------------
                                                           MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                                           --------       -------      ------------    -----------
                                                                              (UNAUDITED)
2003

Revenues ...............................................   $  8,106       $  8,921       $ 12,111       $ 13,700
Loss from operations ...................................   $(17,532)      $(17,852)      $(14,868)      $(12,341)
Net loss before cumulative effect of a change
   in accounting principle .............................   $(17,145)      $(17,619)      $(14,558)      $(11,800)
Cumulative effect of a change in accounting principle...         --             --             --         (3,076)
                                                           --------       --------       --------       --------
Net loss ...............................................   $(17,145)      $(17,619)      $(14,558)      $(14,876)
                                                           ========       ========       ========       ========
Net loss per common share before cumulative effect
   of a change in accounting principle .................   $  (0.33)      $  (0.34)      $  (0.24)      $  (0.19)
Cumulative effect of a change in accounting principle...         --             --             --          (0.05)
                                                           --------       --------       --------       --------
Net loss per common share, basic and diluted ...........   $  (0.33)      $  (0.34)      $  (0.24)      $  (0.24)
                                                           ========       ========       ========       ========
Shares used in computing net loss per common share .....   $ 52,371       $ 52,496       $ 59,475       $ 62,794

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
   3.1   --  Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's
             Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

   3.2   --  Restated Bylaws (filed as Exhibit 3.2 to the Company's Registration Statement on
             Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

   4.1   --  Amended and Restated Registration Rights Agreement, dated May 7, 1998, with the stockholders named therein (filed as Exhibit 4.1 to the Company's Registration
             Statement on Form S-3 (Registration No. 333-67294) and incorporated by reference herein).

  10.1   --  Employment Agreement with Arthur T. Sands, M.D., Ph.D. (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-96469) and
             incorporated by reference herein).

  10.2   --  Employment Agreement with James R. Piggott, Ph.D. (filed as Exhibit 10.2 to the
             Company's Registration Statement on Form S-1 (Registration No. 333-96469) and
             incorporated by reference herein).

  10.3   --  Employment Agreement with Jeffrey L. Wade, J.D. (filed as Exhibit 10.3 to the
             Company's Registration Statement on Form S-1 (Registration No. 333-96469) and
             incorporated by reference herein).

  10.4   --  Employment Agreement with Brian P. Zambrowicz, Ph.D. (filed as Exhibit 10.4 to the
             Company's Registration Statement on Form S-1 (Registration No. 333-96469) and
             incorporated by reference herein).

  10.5   --  Employment Agreement with Julia P. Gregory (filed as Exhibit 10.5 to the Company's
             Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

  10.6   --  Employment Agreement with Alan Main, Ph.D. (filed as Exhibit 10.1 to the Company's
             Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).

 EXHIBIT NO.                                    DESCRIPTION
 -----------                                    -----------

  10.7   --  Consulting Agreement with Alan S. Nies, M.D. dated February 19, 2003, as amended
             (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
             period ended March 31, 2004 and incorporated by reference herein).

  10.8   --  Consulting Agreement with Robert J. Lefkowitz, M.D. dated March 31, 2003 (filed as
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended
             March 31, 2003 and incorporated by reference herein).

  10.9   --  Form of Indemnification Agreement with Officers and Directors (filed as Exhibit
             10.7 to the Company's Registration Statement on Form S-1 (Registration No.
             333-96469) and incorporated by reference herein).

*10.10   --  2000 Equity Incentive Plan

 10.11   --  2000 Non-Employee Directors' Stock Option Plan (filed as Exhibit 10.9 to the
             Company's Registration Statement on Form S-1 (Registration No. 333-96469) and
             incorporated by reference herein).

 10.12   --  Coelacanth Corporation 1999 Stock Option Plan (filed as Exhibit 99.1 to the
             Company's Registration Statement on Form S-8 (Registration No. 333-66380) and
             incorporated by reference herein).

 10.13   --  Form of Stock Option Agreement with Officers under the 2000 Equity Incentive Plan
             (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the
             period ended September 30, 2004 and incorporated by reference herein).

 10.14   --  Form of Stock Option Agreement with Directors under the 2000 Non-Employee
             Directors' Stock Option Plan (filed as Exhibit 10.3 to the Company's Quarterly
             Report on Form 10-Q for the period ended September 30, 2004 and incorporated by reference herein).

+10.15   --  Amended and Restated Collaboration and License Agreement, dated November 19, 2003, with Genentech, Inc. (filed as Exhibit 10.14 to the amendment to the Company's
             Annual Report on Form 10-K/A for the period ended December 31, 2003, as filed on
             July 16, 2004, and incorporated by reference herein).

+10.16   --  Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers
             Squibb Company (filed as Exhibit 10.15 to the amendment to the Company's Annual
             Report on Form 10-K/A for the period ended December 31, 2003, as filed on July 16,
             2004, and incorporated by reference herein).

+10.17   --  Collaboration Agreement, dated July 27, 2004, with Takeda Pharmaceutical Company
             Limited (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
             the period ended September 30, 2004 and incorporated by reference herein).

*10.18   --  Loan and Security Agreement, dated April 21, 2004, between Lex-Gen Woodlands, L.P.
             and iStar Financial Inc.

 10.19   --  Lease Agreement, dated May 23, 2002, between Lexicon Pharmaceuticals (New Jersey),
             Inc. and Townsend Property Trust Limited Partnership (filed as Exhibit 10.2 to the
             Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein).

 *21.1   --  Subsidiaries

 *23.1   --  Consent of Independent Registered Public Accounting Firm

 *24.1   --  Power of Attorney (contained in signature page)

 *31.1   --  Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 *31.2   --  Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 EXHIBIT NO.                                    DESCRIPTION
 -----------                                    -----------
 *32.1  --    Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002

--------------
*     Filed herewith.

+ Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.