Form 10-Q
period 2005-03-31
LEXICON GENETICS INC/TX
filed 2005-05-05
CIK 1062822

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

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 Yes [X] No [ ]

      As of May 3, 2005, 63,568,464 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS..........................................................    2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        Consolidated Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004................    3
        Consolidated Statements of Operations (unaudited) - Three Months Ended
             March 31, 2005 and 2004..................................................................    4
        Consolidated Statements of Cash Flows (unaudited) - Three Months Ended
             March 31, 2005 and 2004..................................................................    5
        Notes to Consolidated Financial Statements (unaudited)........................................    6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.........................................................................    8
Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................   16
Item 4. Controls and Procedures.......................................................................   16
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K..............................................................   17

SIGNATURES............................................................................................   18

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                AS OF              AS OF
                                                                               MARCH 31,        DECEMBER 31,
                                                                                 2005              2004
                                                                              ----------        ------------
                                   ASSETS                                     (UNAUDITED)
Current assets:
    Cash and cash equivalents............................................     $   12,809        $     14,612
    Short-term investments, including restricted investments of $430.....         57,930              72,946
    Accounts receivable, net of allowance for doubtful accounts of $75...          1,747               5,345
    Other receivables....................................................              -               1,052
    Prepaid expenses and other current assets............................          3,084               4,793
                                                                              ----------        ------------
       Total current assets..............................................         75,570              98,748
Property and equipment, net of accumulated depreciation
    of $42,596 and $41,892, respectively.................................         85,026              84,573
Goodwill.................................................................         25,798              25,798
Intangible assets, net of amortization of $4,460 and $4,160,
 respectively............................................................          1,540               1,840
Other assets.............................................................            974               1,021
                                                                              ----------        ------------
       Total assets......................................................     $  188,908        $    211,980
                                                                              ==========        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.....................................................     $    3,495        $      7,574
    Accrued liabilities..................................................          5,682               6,945
    Current portion of deferred revenue..................................         19,066              19,500
    Current portion of long-term debt....................................          4,705               4,691
                                                                              ----------        ------------
       Total current liabilities.........................................         32,948              38,710
Deferred revenue, net of current portion.................................         14,136              18,092
Long-term debt...........................................................         32,748              32,940
Other long-term liabilities..............................................            677                 644
                                                                              ----------        ------------
       Total liabilities.................................................         80,509              90,386

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding..................................              -                   -
    Common stock, $.001 par value; 120,000 shares authorized;
       63,552 and 63,491 shares issued and outstanding...................             63                  63
    Additional paid-in capital...........................................        382,757             382,666
    Deferred stock compensation..........................................             (7)                (20)
    Accumulated deficit..................................................       (274,381)           (261,115)
    Accumulated other comprehensive loss.................................            (33)                  -
                                                                              ----------        ------------
       Total stockholders' equity........................................        108,399             121,594
                                                                              ----------        ------------
       Total liabilities and stockholders' equity........................     $  188,908        $    211,980
                                                                              ==========        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                           2005            2004
                                                                       -------------   ------------
Revenues:
   Subscription and license fees...................................    $       5,042   $      3,548
   Collaborative research..........................................            8,883          8,294
                                                                       -------------   ------------
     Total revenues................................................           13,925         11,842
Operating expenses:
   Research and development........................................           22,760         22,401
   General and administrative......................................            4,432          5,044
                                                                       -------------   ------------
     Total operating expenses......................................           27,192         27,445
                                                                       -------------   ------------
Loss from operations...............................................          (13,267)       (15,603)
Interest income....................................................              491            432
Interest expense...................................................             (805)          (291)
Other income, net..................................................              315             (4)
                                                                       -------------   ------------
Net loss  .........................................................    $     (13,266)  $    (15,466)
                                                                       =============   ============

Net loss per common share, basic and diluted.......................    $       (0.21)  $      (0.25)
Shares used in computing net loss per common share,
   basic and diluted...............................................           63,525         63,065

        The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------
                                                                                 2005                2004
                                                                            -------------       -------------
Cash flows from operating activities:
   Net loss..............................................................   $     (13,266)      $     (15,466)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation........................................................           2,585               2,821
     Amortization of intangible assets, other than goodwill..............             300                 300
     Amortization of deferred stock compensation.........................             (11)                830
     Loss on disposal of property and equipment..........................              10                   -
     Changes in operating assets and liabilities:
       Decrease in accounts receivable...................................           4,650               3,390
       Decrease in prepaid expenses and other current assets.............           1,709                 489
       (Increase) decrease in other assets...............................              47                 (22)
       Decrease in accounts payable and other liabilities................          (5,309)             (2,890)
       Decrease in deferred revenue......................................          (4,390)             (4,939)
                                                                            -------------       -------------
         Net cash used in operating activities...........................         (13,675)            (15,487)
Cash flows from investing activities:
   Purchases of property and equipment...................................          (3,133)             (1,291)
   Proceeds from disposal of property and equipment......................              85                   -
   Increase in restricted cash...........................................               -                (147)
   Purchases of investments..............................................         (29,226)            (46,633)
   Maturities of investments.............................................          44,208              34,061
                                                                            -------------       -------------
       Net cash provided by investing activities.........................          11,934              14,010
Cash flows from financing activities:
   Proceeds from issuance of common stock................................             116               1,202
   Repayment of debt borrowings..........................................            (178)                  -
                                                                            -------------       -------------
       Net cash provided by (used in) financing activities...............             (62)              1,202
                                                                            -------------       -------------
Net decrease in cash and cash equivalents................................          (1,803)            (28,295)
Cash and cash equivalents at beginning of period.........................          14,612              35,856
                                                                            -------------       -------------
Cash and cash equivalents at end of period...............................   $      12,809       $       7,561
                                                                            =============       =============

Supplemental disclosure of cash flow information:
   Cash paid for interest................................................   $         692       $         206

Supplemental disclosure of non-cash investing and financing activities:
   Unrealized loss on investments........................................   $         (33)      $           -
   Reversal of deferred stock compensation, in connection
     with stock options..................................................   $          24       $           7
   Retirement of property and equipment..................................   $       1,976       $          30

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

      The accompanying consolidated financial statements include the accounts of Lexicon and its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

      For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.

2. RECLASSIFICATION

      As of March 31, 2004 and December 31, 2003, Lexicon reclassified auction rate securities of $43.6 million and $46.1 million, respectively, from cash equivalents to short-term investments and $42.4 million and $42.6 million, respectively, from restricted cash to short-term investments. The accompanying consolidated statement of cash flows for the three months ended March 31, 2004 has been adjusted to reflect these reclassifications.

3. NET LOSS PER SHARE

      Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

4. STOCK-BASED COMPENSATION

      Lexicon's stock-based compensation plans are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon recognized no stock-based compensation expense during the three-month period ended March 31, 2005 and $0.8 million during the three-month period ended March 31, 2004, which expenses were primarily related to option grants made prior to Lexicon's April 2000 initial public offering. The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of Financial Accounting Standards Board

(FASB) Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             --------------------
                                                               2005        2004
                                                             ---------   --------
Net loss, as reported:..................................     $ (13,266)  $(15,466)
Add:  Stock-based employee compensation
   expense included in reported net loss................           (11)       830
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards.......................................        (3,130)    (4,882)
                                                             ---------   --------
Pro forma net loss......................................     $ (16,407)  $(19,518)
                                                             =========   ========

Net loss per common share, basic and diluted
   As reported..........................................     $   (0.21)  $  (0.25)
                                                             =========   ========
   Pro forma............................................     $   (0.26)  $  (0.31)
                                                             =========   ========

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

      Mortgage Loan: In April 2004, Lexicon purchased its facilities in The Woodlands, Texas that were previously subject to a synthetic lease. The Company repaid the $54.8 million funded under the synthetic lease with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. As a result of the refinancing, all restrictions on the cash and investments that had secured the obligations under the synthetic lease were eliminated.

6. COMMITMENTS AND CONTINGENCIES

      In May 2002, Lexicon's subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the Hopewell lease. As of March 31, 2005, the Company had $430,000 in restricted investments to collateralize a standby letter of credit for this lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a biopharmaceutical company focused on discovering and developing breakthrough treatments for human disease. We are using gene knockout technology to systematically discover the physiological functions of genes in living mammals, or in vivo. We generate our gene function discoveries using knockout mice - mice whose DNA has been altered to disrupt, or "knock out," the function of the altered gene. Our patented gene trapping and gene targeting technologies enable us to rapidly generate these knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem cells, which can be cloned and used to generate mice with the altered gene. We employ an integrated platform of advanced medical technologies to systematically discover and validate which genes, when knocked out, result in a favorable medical profile with pharmaceutical utility. We then pursue those genes and the proteins they encode as potential targets for therapeutic intervention in our drug discovery programs.

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

      Since our inception, we have incurred significant losses and, as of March 31, 2005, we had an accumulated deficit of $274.4 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and Genome5000(TM) programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

      Prior to preclinical development work, we are unable to segregate the costs related to research performed on drug candidates because the drug candidate is often not specifically identified until the later stages of our research. With the commencement of formal preclinical development in 2005, we will account on a program-by-program basis for the costs related to the development of the identified drug products.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

      Revenues. Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                               2005                2004
                                             --------            --------
Total revenues...........................    $   13.9            $   11.8
Dollar increase..........................    $    2.1
Percentage increase......................          18%

         - Subscription and license fees - Revenue from subscriptions and license fees increased 42% to $5.0 million primarily due to technology license fees received from Deltagen, Inc. in connection with the settlement of Lexicon's claim in Deltagen's bankruptcy proceedings. This was offset in part by decreased subscription fees as a result of the termination of Incyte Corporation's and Bristol-Myers Squibb's subscriptions to our LexVision(R) database in June 2004 and December 2004, respectively.

         - Collaborative research - Revenue from collaborative research increased 7% to $8.9 million primarily due to our recognition of revenues under our hypertension drug discovery alliance with Takeda, which was entered into in July 2004. This was offset in part by a decrease in revenues from the termination of our therapeutic protein discovery alliance with Incyte Corporation in June 2004.

      Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                               2005                2004
                                             --------            --------
Total research and development expense....   $   22.8            $   22.4
Dollar increase...........................   $    0.4
Percentage increase.......................          2%

      Research and development expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, laboratory supplies, facility and equipment costs, consulting and other services. The change in the three months ended March 31, 2005 as compared to the corresponding period in 2004 resulted primarily from the following costs:

         - Personnel - Personnel costs increased 12% to $11.7 million primarily due to increased personnel to support the expansion of our drug discovery programs and merit-based pay increases for employees. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

         - Stock-based compensation - We had no stock-based compensation expenses for the three months ended March 31, 2005, as compared to $0.4 million for the corresponding period in 2004, primarily relating to option grants made prior to our April 2000 initial public offering. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

         - Laboratory supplies - Laboratory supplies expense decreased 9% to $3.1 million due primarily to the bulk purchase of certain supplies in the prior year quarter.

         - Facilities and equipment - Facilities and equipment costs were unchanged at $5.1 million in both of the three-month periods ended March 31, 2005 and 2004.

         - Third-party services - Costs associated with third-party services decreased 18% to $1.4 million primarily due to the termination in June 2004 of our LifeSeq(R) Gold database subscription, offset in part by an increase in third-party research costs. Costs associated with third-party services include third-party research, subscriptions to third-party databases, technology licenses, legal and patent fees.

         - Other - Other costs increased by 11% to $1.3 million primarily related to increased information technology costs.

      General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                      2005                2004
                                                    --------            --------
Total general and administrative expense.....       $    4.4            $    5.0
Dollar decrease..............................       $    0.6
Percentage decrease..........................             12%

      General and administrative expenses consist primarily of personnel costs to support our research activities, stock-based compensation expense, facility and equipment costs and professional fees, such as legal fees. The change in the three months ended March 31, 2005 as compared to the corresponding period in 2004 resulted primarily from the following costs:

         - Personnel - Personnel costs decreased 6% to $2.7 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

         - Stock-based compensation - Stock-based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 100%. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

         - Facilities and equipment - Facilities and equipment costs decreased 6% to $0.8 million.

         - Professional fees - Professional fees increased 23% to $0.4 million primarily due to increased consulting fees.

         -  Other - Other costs decreased 8% to $0.6 million.

      Interest Income. Interest income increased 14% to $0.5 million in the three months ended March 31, 2005 from $0.4 million in the corresponding period in 2004.

      Interest Expense. Interest expense increased to $0.8 million in the three months ended March 31, 2005 from $0.3 million in the corresponding period in 2004. The increase was attributable to the interest expense on the $34.0 million mortgage loan on our facilities in The Woodlands, Texas.

      Net Loss and Net Loss Per Common Share. Net loss decreased 14% to $13.3 million in the three months ended March 31, 2005 from $15.5 million in the corresponding period in 2004. Net loss per common share decreased to $0.21 in the three months ended March 31, 2005 from $0.25 in the corresponding period in 2004. Net loss includes stock-based compensation expense of $0.8 million in the three months ended March 31, 2004.

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, equipment financing arrangements and leasing arrangements. From our inception through March 31, 2005, we had received net proceeds of

$294.9 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000 and $50.1 million from our July 2003 common stock offering. In addition, from our inception through March 31, 2005, we received $238.1 million in cash payments from drug discovery alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants, of which $207.0 million had been recognized as revenues through March 31, 2005.

      As of March 31, 2005, we had $70.7 million in cash, cash equivalents and short-term investments (including $0.4 million of restricted investments), as compared to $87.6 million (including $0.4 million of restricted investments) as of December 31, 2004. We used cash of $13.7 million in operations in the three months ended March 31, 2005. This consisted primarily of the net loss for the period of $13.3 million offset by non-cash charges of $2.6 million related to depreciation expense and $0.3 million related to amortization of intangible assets other than goodwill; a $4.4 million decrease in deferred revenue; and changes in other operating assets and liabilities of $1.1 million. Investing activities provided cash of $11.9 million in the three months ended March 31, 2005, primarily due to net maturities of short-term investments of $15.0 million. This was offset by purchases of property and equipment of $3.1 million. We used cash of $0.1 million in financing activities.

      In April 2004, we purchased our facilities in The Woodlands, Texas from the lessor under our previous synthetic lease agreement. In connection with such purchase, we repaid the $54.8 million funded under the synthetic lease with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. As a result of the refinancing, all restrictions on the cash and investments that had secured our obligations under the synthetic lease were eliminated.

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

DISCLOSURE ABOUT MARKET RISK

      We are exposed to limited market and credit risk on our cash equivalents, which have maturities of three months or less at the time of purchase. We maintain a short-term investment portfolio which consists of U.S. government agency debt obligations, investment grade commercial paper, corporate debt securities and certificates of deposit that mature within twelve months and auction rate securities that mature greater than twelve months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

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

   - we may be unsuccessful in developing and commercializing pharmaceutical products on our own

   - we lack the capability to manufacture materials for preclinical studies, clinical trials or commercial sales and will rely on third parties to manufacture our potential products, which may harm or delay our product development and commercialization efforts

   - we may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

   - if we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products

   - any contamination among our knockout mouse population could negatively affect the reliability of our scientific research or cause us to incur significant remedial costs

   - because all of our target validation operations are located at a single facility, the occurrence of a disaster could significantly disrupt our business

   - our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance

Risks Related to Our Industry

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

   - public perception of ethical and social issues may limit or discourage the use of our technologies, which could reduce our revenues

      For additional discussion of the risks and uncertainties that affect our business, see "Item 1. Business - Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See "Disclosure about Market Risk" under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for quantitative and qualitative disclosures about market risk.

ITEM 4. CONTROLS AND PROCEDURES

      Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report.

      Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
   10.1     -- Consulting Agreement with C. Thomas Caskey, M.D. dated March 28, 2005 (filed as
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 28, 2005 and incorporated by reference herein)

   31.1     -- Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2     -- Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     -- Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            On January 7, 2005, we filed a Current Report on Form 8-K dated January 7, 2005 related to our financial results for the year ended December 31, 2004 and our expectations with respect to our financial results for the year ending December 31, 2005.

            On February 24, 2005, we filed a Current Report on Form 8-K dated February 24, 2005 related to our issuance of a press release reporting our financial results for the year and quarter ended December 31, 2004, which press release included our consolidated balance sheet data and consolidated statements of operations data for the periods.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            LEXICON GENETICS INCORPORATED

Date: May 5, 2005           By:   /s/ Arthur T. Sands
                               ------------------------------------------------
                                Arthur T. Sands, M.D., Ph.D.
                                President and Chief Executive Officer

Date: May 5, 2005           By:   /s/ Julia P. Gregory
                               ------------------------------------------------
                                Julia P. Gregory
                                Executive Vice President, Corporate Development and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
   10.1     -- Consulting Agreement with C. Thomas Caskey, M.D. dated March 28, 2005 (filed as
               Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 28, 2005 and incorporated by reference herein)

   31.1     -- Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2     -- Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     -- Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002