Form 10-Q
period 2005-06-30
LEXICON GENETICS INC/TX
filed 2005-07-29
CIK 1062822

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

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                                                   Yes X    No
                                                      ---     ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                                                   Yes X    No
                                                      ---     ---

         As of July 26, 2005, 63,735,954 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS.................................................................    2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004.......................    3
         Consolidated Statements of Operations (unaudited) - Three and Six Months Ended
              June 30, 2005 and 2004.........................................................................    4
         Consolidated Statements of Cash Flows (unaudited) - Six Months Ended
              June 30, 2005 and 2004.........................................................................    5
         Notes to Consolidated Financial Statements (unaudited)..............................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................   10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................   20
Item 4.  Controls and Procedures.............................................................................   20

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................................................   21
Item 6.  Exhibits and Reports on Form 8-K....................................................................   21

SIGNATURES...................................................................................................   23

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                AS OF           AS OF
                                                                               JUNE 30,      DECEMBER 31,
                                                                                2005             2004
                                                                              ---------      ------------
                                   ASSETS                                    (UNAUDITED)
                                   ------
Current assets:
    Cash and cash equivalents ...........................................     $  12,490       $  14,612
    Short-term investments, including restricted investments of $430 ....        60,302          72,946
    Accounts receivable, net of allowance for doubtful accounts of $75 ..         1,789           5,345
    Other receivables ...................................................            --           1,052
    Prepaid expenses and other current assets ...........................         3,533           4,793
                                                                              ---------       ---------
       Total current assets .............................................        78,114          98,748
Property and equipment, net of accumulated depreciation
    of $44,094 and $41,892, respectively ................................        86,051          84,573
Goodwill ................................................................        25,798          25,798
Intangible assets, net of amortization of $4,760 and $4,160, respectively         1,240           1,840
Other assets ............................................................           946           1,021
                                                                              ---------       ---------
       Total assets .....................................................     $ 192,149       $ 211,980
                                                                              =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ....................................................     $   2,802       $   7,574
    Accrued liabilities .................................................         7,295           6,945
    Current portion of deferred revenue .................................        23,818          19,500
    Current portion of long-term debt ...................................         4,721           4,691
                                                                              ---------       ---------
       Total current liabilities ........................................        38,636          38,710
Deferred revenue, net of current portion ................................        26,344          18,092
Long-term debt ..........................................................        32,568          32,940
Other long-term liabilities .............................................           699             644
                                                                              ---------       ---------
       Total liabilities ................................................        98,247          90,386

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding .................................            --              --
    Common stock, $.001 par value; 120,000 shares authorized;
       63,730 and 63,491 shares issued and outstanding ..................            64              63
    Additional paid-in capital ..........................................       383,087         382,666
    Deferred stock compensation .........................................            (5)            (20)
    Accumulated deficit .................................................      (289,223)       (261,115)
    Accumulated other comprehensive loss ................................           (21)             --
                                                                              ---------       ---------
       Total stockholders' equity .......................................        93,902         121,594
                                                                              ---------       ---------
       Total liabilities and stockholders' equity .......................     $ 192,149       $ 211,980
                                                                              =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                               ---------------------------     -------------------------
                                                 2005               2004         2005             2004
                                               --------           --------     --------         --------
Revenues:
   Collaborative research ..................   $ 13,771           $  8,211     $ 22,654         $ 16,505
   Subscription and license fees ...........        127              2,567        5,169            6,115
                                               --------           --------     --------         --------
     Total revenues ........................     13,898             10,778       27,823           22,620
Operating expenses:
   Research and development ................     23,667             22,580       46,427           44,981
   General and administrative ..............      4,750              4,642        9,182            9,686
                                               --------           --------     --------         --------
     Total operating expenses ..............     28,417             27,222       55,609           54,667
                                               --------           --------     --------         --------
Loss from operations .......................    (14,519)           (16,444)     (27,786)         (32,047)
Interest income ............................        506                361          997              793
Interest expense ...........................       (827)              (705)      (1,632)            (996)
Other income, net ..........................         (2)                --          313               (4)
                                               --------           --------     --------         --------
Net loss ...................................   $(14,842)          $(16,788)    $(28,108)        $(32,254)
                                               ========           ========     ========         ========

Net loss per common share, basic and diluted   $  (0.23)          $  (0.26)    $  (0.44)        $  (0.51)
Shares used in computing net loss per
   common share, basic and diluted .........     63,636             63,369       63,581           63,217

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                              2005            2004
                                                                            ---------      ---------
Cash flows from operating activities:
   Net loss ...........................................................     $ (28,108)     $ (32,254)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation .....................................................         5,207          5,430
     Amortization of intangible assets, other than goodwill ...........           600            600
     Amortization of deferred stock compensation ......................           (20)           828
     Loss on disposal of property and equipment .......................            10             --
     Changes in operating assets and liabilities:
       Decrease in accounts receivable ................................         4,608          4,393
       Decrease in prepaid expenses and other current assets ..........         1,260            368
       (Increase) decrease in other assets ............................            75           (898)
       Decrease in accounts payable and other liabilities .............        (4,367)        (1,333)
       Increase (decrease) in deferred revenue ........................        12,570        (10,914)
                                                                            ---------      ---------
         Net cash used in operating activities ........................        (8,165)       (33,780)
Cash flows from investing activities:
   Purchases of property and equipment ................................        (6,780)        (3,579)
   Proceeds from disposal of property and equipment ...................            85             15
   Decrease in restricted cash ........................................            --         14,372
   Purchases of investments ...........................................       (67,200)      (118,354)
   Maturities of investments ..........................................        79,823        138,434
                                                                            ---------      ---------
       Net cash provided by investing activities ......................         5,928         30,888
Cash flows from financing activities:
   Proceeds from issuance of common stock .............................           457          1,511
   Proceeds from debt borrowings ......................................            --         34,000
   Repayment of debt borrowings .......................................          (342)       (52,392)
   Repayment of other long-term liabilities ...........................            --         (2,466)
                                                                            ---------      ---------
       Net cash provided by (used in) financing activities ............           115        (19,347)
                                                                            ---------      ---------
Net decrease in cash and cash equivalents .............................        (2,122)       (22,239)
Cash and cash equivalents at beginning of period ......................        14,612         35,856
                                                                            ---------      ---------
Cash and cash equivalents at end of period ............................     $  12,490      $  13,617
                                                                            =========      =========

Supplemental disclosure of cash flow information:
   Cash paid for interest .............................................     $   1,395      $     567

Supplemental disclosure of non-cash investing and financing activities:
   Unrealized loss on investments .....................................     $     (21)     $      --
   Reversal of deferred stock compensation, in connection
     with stock options ...............................................     $      35      $      19
   Retirement of property and equipment ...............................     $   3,100      $     283

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

         In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

         The accompanying consolidated financial statements include the accounts of Lexicon and its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

         For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.

2. RECLASSIFICATION

         As of June 30, 2004 and December 31, 2003, Lexicon reclassified auction rate securities of $53.5 million and $46.1 million, respectively, from cash equivalents to short-term investments and, as of December 31, 2003, Lexicon reclassified $42.6 million from restricted cash to short-term investments. The accompanying consolidated statement of cash flows for the six months ended June 30, 2004 has been adjusted to reflect these reclassifications.

3. COMPREHENSIVE LOSS

         Comprehensive loss is comprised of net loss and unrealized gains and losses on short-term investments, which are considered available-for-sale securities. Comprehensive loss for the three months ended June 30, 2005 was $14.8 million, which includes a net loss of $14.8 million and a $12,000 unrealized gain on short-term investments. Comprehensive loss for the six months ended June 30, 2005 was $28.1 million, which includes a net loss of $28.1 million and a $21,000 unrealized loss on short-term investments.

4. NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

5. STOCK-BASED COMPENSATION

         Lexicon's stock-based compensation plans are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon recognized stock-based compensation expense of $0.8 million for the six months ended June 30, 2004, primarily relating to option grants made prior to Lexicon's April 2000 initial public offering. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

         The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                     ----------------------      ----------------------
                                                       2005          2004          2005          2004
                                                     --------      --------      --------      --------
Net loss, as reported: .........................     $(14,842)     $(16,788)     $(28,108)     $(32,254)
Add:  Stock-based employee compensation
   expense included in reported net loss .......           (9)           --           (20)          827
Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards .......................       (3,127)       (3,866)       (6,257)       (8,748)
                                                     --------      --------      --------      --------
Pro forma net loss .............................     $(17,978)     $(20,654)     $(34,385)     $(40,175)
                                                     ========      ========      ========      ========

Net loss per common share, basic and diluted
   As reported .................................     $  (0.23)     $  (0.26)     $  (0.44)     $  (0.51)
                                                     ========      ========      ========      ========
   Pro forma ...................................     $  (0.28)     $  (0.33)     $  (0.54)     $  (0.64)
                                                     ========      ========      ========      ========

6. DEBT OBLIGATIONS

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

7. COMMITMENTS AND CONTINGENCIES

         In May 2002, Lexicon's subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year,

$2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the Hopewell lease. As of June 30, 2005, the Company had $430,000 in restricted investments to collateralize a standby letter of credit for this lease.

8. NEW COLLABORATION AGREEMENT

         Lexicon formed a collaboration with N.V. Organon (Organon) in May 2005 to jointly discover, develop and commercialize novel biotherapeutics. In the collaboration, Lexicon will create and analyze mouse knockouts for up to 300 genes selected by the parties that encode secreted proteins or potential antibody targets, including two of Lexicon's existing drug discovery programs. The parties will jointly select targets for further research and development and will equally share costs and responsibility for research, preclinical and clinical activities. The parties will jointly determine the manner in which collaboration products will be commercialized and will equally benefit from product revenue. If fewer than five development candidates are designated under the collaboration, Lexicon's share of costs and product revenue will be proportionally reduced. Lexicon will receive a milestone payment for each development candidate in excess of five. Either party may decline to participate in further research or development efforts with respect to a collaboration product, in which case such party will receive royalty payments on sales of such collaboration product rather than sharing in revenue. Organon will have principal responsibility for manufacturing biotherapeutic products resulting from the collaboration for use in clinical trials and for worldwide sales.

         Lexicon received an upfront payment of $22.5 million from Organon in exchange for access to Lexicon's drug target discovery capabilities and the exclusive right to co-develop biotherapeutic products that modulate the 300 genes selected for the collaboration. This upfront payment will be recognized as revenue over the four-year target function discovery portion of the alliance. Organon will also provide Lexicon with annual research funding totaling up to $50 million for its 50% share of the collaboration's costs during this same period.

9. SUBSEQUENT EVENT

         In July 2005, Lexicon was awarded $35 million from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library containing 350,000 cell lines using Lexicon's proprietary gene trapping technology. Lexicon will create the library for the Texas Institute for Genomic Medicine (TIGM), a newly formed non-profit institute whose founding members are Texas A&M University, the Texas A&M University System Health Science Center and Lexicon. TIGM researchers may also access specific cells from Lexicon's current gene trap library of 270,000 mouse embryonic stem cell lines and will have certain rights to utilize Lexicon's patented gene targeting technologies. In addition, Lexicon will equip TIGM with the bioinformatics software required for the management and analysis of data relating to the library. The Texas Enterprise Fund has also awarded $15 million to the Texas A&M University System for the creation of facilities and infrastructure to house the library.

         Under the terms of the award, Lexicon is responsible for the creation of a specified number of jobs, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2015. Lexicon will obtain credits based on funding received by TIGM and certain related parties from sources other than the State of Texas that it may offset against its potential liability for any job creation shortfalls. Lexicon will also obtain credits against future jobs commitment liabilities for any surplus jobs it creates. Subject to these credits, if Lexicon fails to create the specified number of jobs, the state may require Lexicon to repay $2,415 for each job Lexicon falls short. Lexicon's maximum aggregate exposure for such payments, if Lexicon fails to create any new jobs, is approximately $14.4 million, without giving effect to any credits to which Lexicon may be entitled. The Texas A&M University System, together with TIGM, has independent job creation obligations and is obligated for an additional period to maintain an aggregate of 5,000 jobs, inclusive of those Lexicon creates.

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

         We employ internal resources and drug discovery alliances to discover potential small molecule, antibody and protein drugs for in vivo-validated drug targets that we consider to have high pharmaceutical value. We use our own sophisticated libraries of drug-like chemical compounds and an industrialized medicinal chemistry platform to identify small molecule drug candidates for our in vivo-validated drug targets. We have established alliances with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field; with Genentech, Inc. to discover therapeutic proteins and antibody targets; with N.V. Organon to discover, develop and commercialize novel biotherapeutics; and with Takeda Pharmaceutical Company Limited to discover new drugs for the treatment of high blood pressure. In addition, we have established collaborations and license agreements with many other leading pharmaceutical and biotechnology companies under which we receive fees and, in some cases, are eligible to receive milestone and royalty payments, for access to some of our technologies and discoveries for use in their own drug discovery efforts.

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

         Since our inception, we have incurred significant losses and, as of June 30, 2005, we had an accumulated deficit of $289.2 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and Genome5000 programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

         Revenues. Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                             THREE MONTHS ENDED JUNE 30,
                                          ---------------------------------
                                              2005              2004
                                          --------------  -----------------
Total revenues...........................    $  13.9           $ 10.8
Dollar increase..........................    $   3.1
Percentage increase......................        29%

          o Collaborative research - Revenue from collaborative research increased 68% to $13.8 million primarily due to our recognition of revenues under our biotherapeutics collaboration with Organon, which was entered into in May 2005, and our hypertension drug discovery alliance with Takeda, which was entered into in July 2004. This was offset in part by a decrease in revenues from the termination of our therapeutic protein discovery alliance with Incyte Corporation in June 2004.

          o Subscription and license fees - Revenue from subscriptions and license fees decreased 95% to $0.1 million primarily as a result of the termination in June 2004 and December 2004, respectively, of our LexVision(R) database subscription programs with Incyte and Bristol-Myers Squibb.

         Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                             THREE MONTHS ENDED JUNE 30,
                                          --------------------------------
                                              2005             2004
                                          --------------  ----------------
Total research and development expense...     $  23.7         $  22.6
Dollar increase..........................     $   1.1
Percentage increase......................          5%

         Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies, facility and equipment costs, third-party and other services. The change in the three months ended June 30, 2005 as compared to the corresponding period in 2004 resulted primarily from the following costs:

          o Personnel - Personnel costs increased 8% to $11.8 million primarily due to increased personnel to support the expansion of our drug discovery programs and merit-based pay increases for employees. Salaries, bonuses, employee benefits, payroll taxes, and recruiting and relocation costs are included in personnel costs.

          o Laboratory supplies - Laboratory supplies expense decreased 6% to $3.2 million due primarily to fewer purchases of specialty reagents.

          o Facilities and equipment - Facilities and equipment costs increased 5% to $5.3 million due primarily to higher utility costs.

          o Third-party services - Costs associated with third-party services decreased 3% to $2.0 million primarily due to the termination in June 2004 of our LifeSeq(R) Gold database subscription, offset in part by an increase in third-party contract research costs. Costs associated with third-party services include third-party contract research, subscriptions to third-party databases, technology licenses, and legal and patent fees.

          o Other - Other costs increased by 21% to $1.4 million primarily related to increased information technology and insurance costs.

         General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                             THREE MONTHS ENDED JUNE 30,
                                          --------------------------------
                                              2005             2004
                                          -------------   ----------------
Total general and administrative expense.    $   4.7          $  4.6
Dollar increase..........................    $   0.1
Percentage increase......................         2%

         General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs and professional fees, such as legal fees. The change in the three months ended June 30, 2005 as compared to the corresponding period in 2004 resulted primarily from the following costs:

          o Personnel - Personnel costs increased 3% to $2.8 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

          o Facilities and equipment - Facilities and equipment costs decreased 2% to $0.7 million.

          o Professional fees - Professional fees decreased 3% to $0.6 million.

          o    Other - Other costs increased 9% to $0.7 million.

         Interest Income. Interest income increased 40% to $0.5 million in the three months ended June 30, 2005 from $0.4 million in the corresponding period in 2004 due to higher interest rates, offset in part by lower average cash and investment balances.

         Interest Expense. Interest expense increased 17% to $0.8 million in the three months ended June 30, 2005 from $0.7 million in the corresponding period in 2004. The increase was attributable to interest expense on the $34.0 million mortgage loan on our facilities in The Woodlands, Texas, which was entered into in April 2004.

         Net Loss and Net Loss Per Common Share. Net loss decreased 12% to $14.8 million in the three months ended June 30, 2005 from $16.8 million in the corresponding period in 2004. Net loss per common share decreased to $0.23 in the three months ended June 30, 2005 from $0.26 in the corresponding period in 2004.

         Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Six Months Ended June 30, 2005 and 2004

         Revenues. Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                              SIX MONTHS ENDED JUNE 30,
                                          ---------------------------------
                                              2005              2004
                                          --------------  -----------------
Total revenues...........................    $  27.8           $ 22.6
Dollar increase..........................    $   5.2
Percentage increase......................        23%

          o Collaborative research - Revenue from collaborative research increased 37% to $22.7 million primarily due to our recognition of revenues under our biotherapeutics collaboration with Organon, which was entered into in May 2005, and our hypertension drug discovery alliance with Takeda, which was entered into in July 2004. This was offset in part by a decrease in revenues from the termination of our therapeutic protein discovery alliance with Incyte in June 2004.

          o Subscription and license fees - Revenue from subscriptions and license fees decreased 15% to $5.2 million primarily as a result of the termination in June 2004 and December 2004, respectively, of our LexVision(R) database subscription programs with Incyte and Bristol-Myers Squibb. The reduction was offset in part by technology license fees received from Deltagen, Inc. in connection with the settlement of Lexicon's claim in Deltagen's bankruptcy proceedings.

         Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                              SIX MONTHS ENDED JUNE 30,
                                          --------------------------------
                                              2005             2004
                                          --------------  ----------------
Total research and development expense...     $  46.4         $  45.0
Dollar increase..........................     $   1.4
Percentage increase......................          3%

         Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies, facility and equipment costs, third-party and other services. The change in the six months ended June 30, 2005 as compared to the corresponding period in 2004 resulted primarily from the following costs:

          o Personnel - Personnel costs increased 10% to $23.5 million primarily due to increased personnel to support the expansion of our drug discovery programs and merit-based pay increases for employees.

          o Laboratory supplies - Laboratory supplies expense decreased 7% to $6.4 million due primarily to the bulk purchase of certain supplies in the prior year period.

          o Facilities and equipment - Facilities and equipment costs increased 3% to $10.4 million.

          o Third-party services - Costs associated with third-party services decreased 10% to $3.4 million primarily due to the termination in June 2004 of our LifeSeq Gold database subscription, offset in part by an increase in third-party contract research costs.

          o Other - Other costs increased by 16% to $2.8 million primarily related to increased information technology costs.

         General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                              SIX MONTHS ENDED JUNE 30,
                                          --------------------------------
                                              2005             2004
                                          -------------   ----------------
Total general and administrative expense.    $   9.2          $  9.7
Dollar decrease..........................    $   0.5
Percentage decrease......................         5%

         General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs and professional fees, such as legal fees. The change in the six months ended June 30, 2005 as compared to the corresponding period in 2004 resulted primarily from the following costs:

          o    Personnel - Personnel costs decreased 2% to $5.5 million.

          o Facilities and equipment - Facilities and equipment costs decreased 4% to $1.5 million.

          o Professional fees - Professional fees increased 7% to $1.0 million primarily due to increased consulting fees.

          o Other - Other costs remained unchanged at $1.2 million in both of the six-month periods ended June 30, 2005 and 2004.

         Interest Income. Interest income increased 26% to $1.0 million in the six months ended June 30, 2005 from $0.8 million in the corresponding period in 2004 primarily due to higher interest rates, offset by lower average cash and investment balances.

         Interest Expense. Interest expense increased to $1.6 million in the six months ended June 30, 2005 from $1.0 million in the corresponding period in 2004. The increase was attributable to interest expense on the $34.0 million mortgage loan on our facilities in The Woodlands, Texas, which was entered into in April 2004.

         Net Loss and Net Loss Per Common Share. Net loss decreased 13% to $28.1 million in the six months ended June 30, 2005 from $32.3 million in the corresponding period in 2004. Net loss per common share decreased to $0.44 in the six months ended June 30, 2005 from $0.51 in the corresponding period in 2004. Net loss includes stock-based compensation expense of $0.8 million in the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, equipment financing arrangements and leasing arrangements. From our inception through June 30, 2005, we had received net proceeds of $295.3 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000 and $50.1 million from our July 2003 common stock offering. In addition, from our inception through June 30, 2005, we received $269.0 million in cash payments from drug discovery alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants, of which $220.9 million had been recognized as revenues through June 30, 2005.

         As of June 30, 2005, we had $72.8 million in cash, cash equivalents and short-term investments (including $0.4 million of restricted investments), as compared to $87.6 million (including $0.4 million of restricted investments) as of December 31, 2004. We used cash of $8.2 million in operations in the six months ended June 30, 2005. This consisted primarily of the net loss for the period of $28.1 million offset by non-cash charges of $5.2 million related to depreciation expense and $0.6 million related to amortization of intangible assets other than goodwill; a $12.6 million increase in deferred revenue; and changes in other operating assets and liabilities of $1.5 million. Investing activities provided cash of $5.9 million in the six months ended June 30, 2005, primarily due to net maturities of short-term investments of $12.6 million. This was offset by purchases of property and equipment of $6.8 million. Financing activities provided cash of $0.1 million.

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

         In May 2005, we formed a collaboration with N.V. Organon to jointly discover, develop and commercialize novel biotherapeutics. We and Organon will equally share costs and responsibility for research, preclinical and clinical activities and equally benefit from product revenue. If fewer than five development candidates are designated under the collaboration, our share of costs and product revenue will be proportionally reduced. We will receive a milestone payment for each development candidate in excess of five. Either party may decline to participate in further research or development efforts with respect to a collaboration product, in which case such party will receive royalty payments on sales of such collaboration product rather than sharing in revenue. We received an upfront payment of $22.5 million and Organon will also provide us with annual research funding totaling up to $50 million for its 50% share of the collaboration's costs during the four-year target function discovery portion of the alliance.

         Subsequent to June 30, 2005, we were awarded $35 million from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library containing 350,000 cell lines. We will create the library for the Texas Institute for Genomic Medicine, a newly formed non-profit institute whose founding members are Texas A&M University, the Texas A&M University System Health Science Center and us. Under the terms of the award, we are responsible for the creation of a specified number of jobs, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2015. We will obtain credits based on funding received by the institute and certain related parties from sources other than the State of Texas that we may offset against our potential liability for any job creation shortfalls. We will also obtain credits against future jobs commitment liabilities for any surplus jobs we create. Subject to these credits, if we fail to create the specified number of jobs, the state may require us to repay $2,415 for each job we fall short. Our maximum aggregate exposure for such payments, if we fail to create any new jobs, is approximately $14.4 million, without giving effect to any credits to which we may be entitled.

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

         Our business is subject to certain risks and uncertainties, including those referenced below:

Risks Related to Our Company and Business

     o we have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

     o we will need additional capital in the future and, if it is not available, we will have to curtail or cease operations

     o any sale of additional equity securities in the future may be dilutive to our stockholders

     o we are an early-stage company, and we may not successfully develop or commercialize any therapeutics or drug targets that we have identified

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

     o we may be unsuccessful in developing and commercializing pharmaceutical products on our own

     o we lack the capability to manufacture materials for preclinical studies, clinical trials or commercial sales and will rely on third parties to manufacture our potential products, which may harm or delay our product development and commercialization efforts

     o we may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

     o if we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to pursue collaborations or develop our own products

     o any contamination among our knockout mouse population could negatively affect the reliability of our scientific research or cause us to incur significant remedial costs

     o because all of our target validation operations are located at a single facility, the occurrence of a disaster could significantly disrupt our business

     o our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance

Risks Related to Our Industry

     o our ability to patent our inventions is uncertain because patent laws and their interpretation are highly uncertain and subject to change

     o our patent applications may not result in enforceable patent rights and, as a result, the protection afforded to our scientific discoveries may be insufficient

     o if other companies and institutions obtain patents relating to our drug target or product candidate discoveries, we may be unable to obtain patents for our inventions based upon those discoveries and may be blocked from using or developing some of our technologies and products

     o issued or pending patents may not fully protect our discoveries, and our competitors may be able to commercialize technologies or products similar to those covered by our issued or pending patents

     o we may be involved in patent litigation and other disputes regarding intellectual property rights and may require licenses from third parties for our discovery and development and planned commercialization activities, and we may not prevail in any such litigation or other dispute or be able to obtain required licenses

     o we use intellectual property that we license from third parties, and if we do not comply with these licenses, we could lose our rights under them

     o we have not sought patent protection outside of the United States for some of our inventions, and some of our licensed patents only provide coverage in the United States, and as a result, our international competitors could be granted foreign patent protection with respect to our discoveries

     o    we may be unable to protect our trade secrets

     o our efforts to discover, evaluate and validate potential targets for drug intervention and our drug discovery programs are subject to evolving data and other risks inherent in the drug discovery process

     o our industry is subject to extensive and uncertain government regulatory requirements, which could significantly hinder our ability, or the ability of our collaborators, to obtain, in a timely manner or at all, government approval of products based on genes that we identify, or to commercialize such products

     o if our potential products receive regulatory approval, we or our collaborators will remain subject to extensive and rigorous ongoing regulation

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

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held on April 27, 2005 to consider and vote on the following proposals:

         (1) The following individuals were nominated and elected as Class II directors, with the following numbers of shares voted for and withheld for such directors:

                                       NAME OF DIRECTOR                               FOR              WITHHELD
                                       ----------------                               ---              --------
                  Samuel L. Barker, Ph.D.                                          46,745,034          3,638,782
                  Patricia M. Cloherty                                             46,726,024          3,657,792

         (2) The following additional matters were considered and approved, with the following numbers of shares voted for, voted against and abstaining with respect to such matters:

                                           MATTER                               FOR          AGAINST       ABSTAIN
                                           ------                               ---          -------       -------
                  Ratification and approval of an amendment to our 2000
                  Non-Employee Directors' Stock Option Plan increasing the   25,965,492     11,723,453     118,392
                  number of shares of common stock underlying each
                  annual option grant from 6,000 shares to 10,000 shares

                  Ratification and approval of the appointment of Ernst &    47,979,031      2,337,460      67,325
                  Young LLP as our independent auditors for the fiscal
                  year ending December 31, 2005

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

  EXHIBIT NO.                              DESCRIPTION
  -----------                              -----------
     +10.1        --   Collaboration and License Agreement, dated May 16, 2005,
                       with N.V. Organon and (only with respect to Section 9.4 thereof) Intervet Inc.

      31.1        --   Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2        --   Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1        --   Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       + Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission

         (b)      Reports on Form 8-K:

                  On April 1, 2005, we filed a Current Report on Form 8-K dated March 28, 2005 related to our entry into a Consulting Agreement, dated March 28, 2005, with C. Thomas Caskey, M.D., a member of our board of directors.

                  On April 28, 2005, we filed a Current Report on Form 8-K dated April 27, 2005 related to the ratification and approval by our stockholders of an amendment to our 2000 Non-Employee Directors' Stock Option Plan. Additionally, the Form 8-K related to our issuance of a press release reporting our financial results for the quarter ended March 31, 2005, which press release included our consolidated balance sheet data and consolidated statements of operations data for the period.

                  On May 17, 2005, we filed a Current Report on Form 8-K dated May 16, 2005 related to our entry into a Collaboration and License Agreement, dated May 16, 2005, with N.V. Organon and (only with respect to Section 9.4 thereof) Intervet Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LEXICON GENETICS INCORPORATED

Date:  July 29, 2005                 By:   /s/ Arthur T. Sands
                                        ----------------------------------------
                                         Arthur T. Sands, M.D., Ph.D.
                                         President and Chief Executive Officer

Date:  July 29, 2005                 By:   /s/ Julia P. Gregory
                                        ----------------------------------------
                                         Julia P. Gregory
                                         Executive Vice President, Corporate
                                         Development and Chief Financial Officer

                                INDEX TO EXHIBITS

  EXHIBIT NO.                              DESCRIPTION
  -----------                              -----------
     +10.1        --   Collaboration and License Agreement, dated May 16, 2005,
                       with N.V. Organon and (only with respect to Section 9.4 thereof) Intervet Inc.

      31.1        --   Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2        --   Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1        --   Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       + Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission