Form 10-Q
period 2005-09-30
LEXICON GENETICS INC/TX
filed 2005-11-01
CIK 1062822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 Yes [X] No [ ]

      As of October 27, 2005, 64,537,089 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS....................................................    2
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets - September 30, 2005 (unaudited) and December 31, 2004.....    3
         Consolidated Statements of Operations (unaudited) - Three and Nine Months Ended
              September 30, 2005 and 2004.......................................................    4
         Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended
              September 30, 2005 and 2004.......................................................    5
         Notes to Consolidated Financial Statements (unaudited).................................    6
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..................................................................    9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................   19
Item 4.  Controls and Procedures................................................................   19
PART II - OTHER INFORMATION
Item 5.  Other Information......................................................................   20
Item 6.  Exhibits and Reports on Form 8-K.......................................................   20
SIGNATURES......................................................................................   21

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                             AS OF SEPTEMBER 30,      AS OF DECEMBER 31,
                                                                                     2005                   2004
                                                                             -------------------      ------------------
                                   ASSETS                                        (UNAUDITED)
Current assets:
    Cash and cash equivalents............................................     $         23,120        $          14,612
    Short-term investments, including restricted investments of $430.....               67,121                   72,946
    Accounts receivable, net of allowance for doubtful accounts of $75...                1,698                    5,345
    Other receivables....................................................                    -                    1,052
    Prepaid expenses and other current assets............................                3,433                    4,793
                                                                              ----------------        -----------------
       Total current assets..............................................               95,372                   98,748
Property and equipment, net of accumulated depreciation
    of $45,532 and $41,892, respectively.................................               85,996                   84,573
Goodwill.................................................................               25,798                   25,798
Intangible assets, net of amortization of $5,060 and $4,160,
    respectively.........................................................                  940                    1,840
Other assets.............................................................                  861                    1,021
                                                                              ----------------        -----------------
       Total assets......................................................     $        208,967        $         211,980
                                                                              ================        =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.....................................................     $          3,751        $           7,574
    Accrued liabilities..................................................                8,032                    6,945
    Current portion of deferred revenue..................................               31,800                   19,500
    Current portion of long-term debt....................................                4,736                    4,691
                                                                              ----------------        -----------------
       Total current liabilities.........................................               48,319                   38,710
Deferred revenue, net of current portion.................................               47,695                   18,092
Long-term debt...........................................................               32,384                   32,940
Other long-term liabilities..............................................                  715                      644
                                                                              ----------------        -----------------
       Total liabilities.................................................              129,113                   90,386

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000 shares authorized;
       no shares issued and outstanding..................................                    -                        -
    Common stock, $.001 par value; 120,000 shares authorized;
       64,537 and 63,491 shares issued and outstanding...................                   64                       63
    Additional paid-in capital...........................................              383,193                  382,666
    Deferred stock compensation..........................................                   (5)                     (20)
    Accumulated deficit..................................................             (303,344)                (261,115)
    Accumulated other comprehensive loss.................................                  (54)                      --
                                                                              ----------------        -----------------
       Total stockholders' equity........................................               79,854                  121,594
                                                                              ----------------        -----------------
       Total liabilities and stockholders' equity........................     $        208,967        $         211,980
                                                                              ================        =================

   The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------    -------------------------------
                                                        2005             2004            2005             2004
                                                  --------------    -------------   --------------   -------------
Revenues:
   Collaborative research.......................   $      13,520    $      11,492    $      36,174   $      27,997
   Subscription and license fees................             443            1,617            5,612           7,732
                                                   -------------    -------------    -------------   -------------
     Total revenues.............................          13,963           13,109           41,786          35,729
Operating expenses:
   Research and development.....................          23,344           22,485           69,771          67,466
   General and administrative...................           4,674            4,573           13,856          14,259
                                                   -------------    -------------    -------------   -------------
     Total operating expenses...................          28,018           27,058           83,627          81,725
                                                   -------------    -------------    -------------   -------------
Loss from operations............................         (14,055)         (13,949)         (41,841)        (45,996)
Interest income.................................             767              405            1,764           1,198
Interest expense................................            (833)            (833)          (2,465)         (1,829)
Other income, net...............................               -                -              313              (4)
                                                   -------------    -------------    -------------   -------------
Net loss  ......................................   $     (14,121)   $     (14,377)   $     (42,229)  $     (46,631)
                                                   =============    =============    =============   =============
Net loss per common share, basic and diluted....   $       (0.22)   $       (0.23)   $       (0.66)  $       (0.74)
Shares used in computing net loss per
   common share, basic and diluted..............          64,134           63,422           63,767          63,286

   The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                 2005                2004
                                                                            -------------       -------------
Cash flows from operating activities:
   Net loss..............................................................   $     (42,229)      $     (46,631)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation........................................................           7,835               7,976
     Amortization of intangible assets, other than goodwill..............             900                 900
     Amortization of deferred stock compensation.........................             (20)                827
     Loss on disposal of property and equipment..........................              10                   -
     Changes in operating assets and liabilities:
       Decrease in accounts receivable...................................           4,699               4,558
       (Increase) decrease in prepaid expenses and other current assets..           1,360                 (88)
       (Increase) decrease in other assets...............................             160                (870)
       Increase (decrease) in accounts payable and other liabilities.....          (2,665)                344
       Increase (decrease) in deferred revenue...........................          41,903              (4,172)
                                                                            -------------       -------------
       Net cash provided by (used in) operating activities...............          11,953             (37,156)
Cash flows from investing activities:
   Purchases of property and equipment...................................          (9,391)             (6,753)
   Proceeds from disposal of property and equipment......................             123                  15
   Decrease in restricted cash...........................................              --              14,372
   Purchases of investments..............................................        (116,120)           (147,103)
   Maturities of investments.............................................         121,891             173,720
                                                                            -------------       -------------
       Net cash provided by (used in) investing activities...............          (3,497)             34,251
Cash flows from financing activities:
   Proceeds from issuance of common stock................................             563               1,577
   Proceeds from debt borrowings.........................................              --              34,000
   Repayment of debt borrowings..........................................            (511)            (52,574)
   Repayment of other long-term liabilities..............................              --              (2,466)
                                                                            -------------       -------------
       Net cash provided by (used in) financing activities...............              52             (19,436)
                                                                            -------------       -------------
Net increase (decrease) in cash and cash equivalents.....................           8,508             (22,341)
Cash and cash equivalents at beginning of period.........................          14,612              35,856
                                                                            -------------       -------------
Cash and cash equivalents at end of period...............................   $      23,120       $      13,515
                                                                            =============       =============

Supplemental disclosure of cash flow information:
   Cash paid for interest................................................   $       2,095       $       1,281

Supplemental disclosure of non-cash investing and financing activities:
   Unrealized loss on investments........................................   $         (54)      $           -
   Reversal of deferred stock compensation, in connection
     with stock options..................................................   $          35       $          47
   Retirement of property and equipment..................................   $       4,327       $         298

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

      In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

      The accompanying consolidated financial statements include the accounts of Lexicon and its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

      For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.

2. RECLASSIFICATION

      As of September 30, 2004 and December 31, 2003, Lexicon reclassified auction rate securities of $53.6 million and $46.1 million, respectively, from cash equivalents to short-term investments and, as of December 31, 2003, Lexicon reclassified $42.6 million from restricted cash to short-term investments. The accompanying consolidated statement of cash flows for the nine months ended September 30, 2004 has been adjusted to reflect these reclassifications.

3. COMPREHENSIVE LOSS

      Comprehensive loss is comprised of net loss and unrealized gains and losses on short-term investments, which are considered available-for-sale securities. Comprehensive loss for the three months ended September 30, 2005 was $14.2 million, which includes a net loss of $14.1 million and a $33,000 unrealized loss on short-term investments. Comprehensive loss for the nine months ended September 30, 2005 was $42.3 million, which includes a net loss of $42.2 million and a $54,000 unrealized loss on short-term investments.

4. NET LOSS PER SHARE

      Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

5. STOCK-BASED COMPENSATION

      Lexicon's stock-based compensation plans are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon recognized stock-based compensation expense of $0.8 million for the nine months ended September 30, 2004, primarily relating to option grants made prior to Lexicon's April 2000 initial public offering. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004 when these options became fully vested.

      The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ------------------------------  ---------------------------
                                                            2005            2004           2005          2004
                                                       --------------  --------------  ------------   ------------
Net loss, as reported:..............................   $     (14,121)  $     (14,377)  $   (42,229)   $   (46,631)
Add: Stock-based employee compensation
   expense included in reported net loss............               -               -           (20)           827
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards............................          (2,679)         (3,842)       (8,936)       (12,590)
                                                       -------------   -------------   -----------    -----------
Pro forma net loss..................................   $     (16,800)  $     (18,219)  $   (51,185)   $   (58,394)
                                                       =============   =============   ===========    ===========
Net loss per common share, basic and diluted
   As reported......................................   $       (0.22)  $       (0.23)  $     (0.66)   $     (0.74)
                                                       =============   =============   ===========    ===========
   Pro forma........................................   $       (0.26)  $       (0.29)  $     (0.80)   $     (0.92)
                                                       =============   =============   ===========    ===========

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

7. COMMITMENTS AND CONTINGENCIES

      In May 2002, Lexicon's subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year,

$2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the Hopewell lease. As of September 30, 2005, the Company had $430,000 in restricted investments to collateralize a standby letter of credit for this lease.

8. NEW AGREEMENT

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

      Since our inception, we have incurred significant losses and, as of September 30, 2005, we had an accumulated deficit of $303.3 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and Genome5000 programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and other administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

      Revenues. Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
                                              2005                     2004
                                            -------                   ------
Total revenues...........................   $  14.0                   $ 13.1
Dollar increase..........................   $   0.9
Percentage increase......................         7%

         - Collaborative research - Revenue from collaborative research increased 18% to $13.5 million primarily due to our recognition of revenues under our biotherapeutics collaboration with Organon, which was entered into in May 2005, and our award from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library, which was entered into in July 2005. This was offset in part by the recognition in the prior year period of a performance milestone under our therapeutic protein and antibody target discovery alliance with Genentech.

            - Subscription and license fees - Revenue from subscriptions and license fees decreased 73% to $0.4 million primarily as a result of our termination in December 2004, of the collaboration term under our LexVision(R) database subscription program with Bristol-Myers Squibb.

      Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------
                                                 2005            2004
                                               -------         -------
Total research and development expense...      $  23.3         $  22.5
Dollar increase..........................      $   0.8
Percentage increase......................            4%

      Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies, facility and equipment costs, third-party and other services. The change in the three months ended September 30, 2005 as compared to the corresponding period in 2004 resulted primarily from the following costs:

            - Personnel - Personnel costs increased 5% to $11.5 million primarily due to increased personnel to support the expansion of our drug discovery programs and merit-based pay increases for employees. Salaries, bonuses, employee benefits, payroll taxes, and recruiting and relocation costs are included in personnel costs.

            - Laboratory supplies - Laboratory supplies expense decreased 18% to $3.2 million due primarily to the bulk purchase of certain supplies in the prior year period.

            - Facilities and equipment - Facilities and equipment costs increased 7% to $5.2 million due primarily to higher utility costs.

            - Third-party services - Costs associated with third-party services increased 44% to $2.0 million primarily due to an increase in third-party contract research costs. Costs associated with third-party services include third-party contract research, subscriptions to third-party databases, technology licenses, and legal and patent fees.

            - Other - Other costs increased by 4% to $1.4 million primarily related to increased information technology costs.

      General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                             THREE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                                  2005             2004
                                                 -------          ------
Total general and administrative expense..       $   4.7          $  4.6
Dollar increase...........................       $   0.1
Percentage increase.......................             2%

      General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs and professional fees, such as legal fees. The change in the three months ended September 30, 2005 as compared to the corresponding period in 2004 resulted primarily from the following costs:

            - Personnel - Personnel costs increased 10% to $2.9 million due to increased personnel and merit-based pay increases for employees. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

            - Facilities and equipment - Facilities and equipment costs increased 7% to $0.8 million due primarily to higher utility costs.

            - Professional fees - Professional fees decreased 24% to $0.4 million primarily due to lower legal fees.

            -     Other - Other costs decreased 12% to $0.6 million.

      Interest Income. Interest income increased 89% to $0.8 million in the three months ended September 30, 2005 from $0.4 million in the corresponding period in 2004 due to higher interest rates and higher average cash and investment balances.

      Interest Expense. Interest expense remained unchanged at $0.8 million in the three months ended September 30, 2005 and 2004.

      Net Loss and Net Loss Per Common Share. Net loss decreased 2% to $14.1 million in the three months ended September 30, 2005 from $14.4 million in the corresponding period in 2004. Net loss per common share decreased to $0.22 in the three months ended September 30, 2005 from $0.23 in the corresponding period in 2004.

      Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Nine Months Ended September 30, 2005 and 2004

      Revenues. Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                 2005              2004
                                                -------           ------
Total revenues...........................       $  41.8           $ 35.7
Dollar increase..........................       $   6.1
Percentage increase......................            17%

            - Collaborative research - Revenue from collaborative research increased 29% to $36.2 million primarily due to our recognition of revenues under our biotherapeutics collaboration with Organon, which was entered into in May 2005, our hypertension drug discovery alliance with Takeda, which was entered into in July 2004, and our award from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library. This was offset in part by the recognition in the prior year period of a performance milestone under our therapeutic protein and antibody target discovery alliance with Genentech and a decrease in revenues from the termination of our therapeutic protein discovery alliance with Incyte in June 2004.

            - Subscription and license fees - Revenue from subscriptions and license fees decreased 27% to $5.6 million primarily as a result of the termination in June 2004 and December 2004, respectively, of the collaboration term under our LexVision database subscription programs with Incyte Corporation and Bristol-Myers Squibb. The reduction was offset in part by technology license fees received from Deltagen, Inc. in connection with the settlement of Lexicon's claim in Deltagen's bankruptcy proceedings.

      Research and Development Expenses. Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------
                                                 2005            2004
                                                -------         -------
Total research and development expense...       $  69.8         $  67.5
Dollar increase..........................       $   2.3
Percentage increase......................             3%

      Research and development expenses consist primarily of salaries and other personnel-related expenses, laboratory supplies, facility and equipment costs, third-party and other services. The change in the nine months ended September 30, 2005 as compared to the corresponding period in 2004 resulted primarily from the following costs:

            - Personnel - Personnel costs increased 8% to $34.9 million primarily due to increased personnel to support the expansion of our drug discovery programs and merit-based pay increases for employees.

            - Laboratory supplies - Laboratory supplies expense decreased 11% to $9.6 million due primarily to the bulk purchase of certain supplies in the prior year period.

            - Facilities and equipment - Facilities and equipment costs increased 4% to $15.6 million primarily due to higher utility costs.

            - Third-party services - Costs associated with third-party services increased 4% to $5.4 million primarily due to an increase in third-party contract research costs, offset in part by the termination in June 2004 of our LifeSeq(R) Gold database subscription.

            - Other - Other costs increased by 12% to $4.1 million primarily related to increased information technology costs.

      General and Administrative Expenses. General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
                                                  2005             2004
                                                 -------          ------
Total general and administrative expense..       $  13.9          $ 14.3
Dollar decrease...........................       $   0.4
Percentage decrease.......................             3%

      General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs and professional fees, such as legal fees. The change in the nine months ended September 30, 2005 as compared to the corresponding period in 2004 resulted primarily from the following costs:

            -     Personnel - Personnel costs increased 2% to $8.3 million.

            - Facilities and equipment - Facilities and equipment costs remain unchanged at $2.3 million.

            - Professional fees - Professional fees decreased 5% to $1.4 million primarily due to decreased legal fees.

            -     Other - Other costs decreased 4% to $1.8 million.

      Interest Income. Interest income increased 47% to $1.8 million in the nine months ended September 30, 2005 from $1.2 million in the corresponding period in 2004 primarily due to higher interest rates and higher average cash and investment balances.

      Interest Expense. Interest expense increased to $2.5 million in the nine months ended September 30, 2005 from $1.8 million in the corresponding period in 2004. The increase was attributable to interest expense on the $34.0 million mortgage loan on our facilities in The Woodlands, Texas, which was entered into in April 2004.

      Net Loss and Net Loss Per Common Share. Net loss decreased 9% to $42.2 million in the nine months ended September 30, 2005 from $46.6 million in the corresponding period in 2004. Net loss per common share decreased to $0.66 in the nine months ended September 30, 2005 from $0.74 in the corresponding period in 2004. Net loss includes stock-based compensation expense of $0.8 million in the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, equipment financing arrangements and leasing arrangements. From our inception through September 30, 2005, we had received net proceeds of $295.4 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000 and $50.1 million from our July 2003 common stock offering. In addition, from our inception through September 30, 2005, we received $312.3 million in cash payments from drug discovery alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants, of which $234.9 million had been recognized as revenues through September 30, 2005.

      As of September 30, 2005, we had $90.2 million in cash, cash equivalents and short-term investments (including $0.4 million of restricted investments), as compared to $87.6 million (including $0.4 million of restricted investments) as of December 31, 2004. Cash provided by operating activities was $12.0 million in the nine months ended September 30, 2005. This consisted primarily of the net loss for the period of $42.2 million offset by non-cash charges of $7.8 million related to depreciation expense and $0.9 million related to amortization of intangible assets other than goodwill; a $41.9 million increase in deferred revenue; and changes in other operating assets and liabilities of $3.6 million. Cash used in investing activities was $3.5 million in the nine months ended September 30, 2005, primarily due to purchases of property and equipment of $9.4 million offset by net maturities of short-term investments of $5.8 million.

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

      In July 2005, we were awarded $35 million from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library containing 350,000 cell lines. We will create the library for the Texas Institute for Genomic Medicine, a newly formed non-profit institute whose founding members are Texas A&M University, the Texas A&M University System Health Science Center and us. Under the terms of the award, we are responsible for the creation of a specified number of jobs, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2015. We will obtain credits based on funding received by the institute and certain related parties from sources other than the State of Texas that we may offset against our potential liability for any job creation shortfalls. We will also obtain credits against future jobs commitment liabilities for any surplus jobs we create. Subject to these credits, if we fail to create the specified number of jobs, the state may require us to repay $2,415 for each job we fall short. Our maximum aggregate exposure for such payments, if we fail to create any new jobs, is approximately $14.4 million, without giving effect to any credits to which we may be entitled.

      Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and revenues we expect to derive from drug discovery alliances, target validation collaborations and technology licenses will be sufficient to fund our operations through approximately the next two years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

      On October 26, 2005, the compensation committee of our Board of Directors approved an additional annual retainer of $15,000 for service as non-executive Chairman of our Board of Directors. All non-employee directors currently receive an annual retainer of $15,000 for their service on the Board of Directors.

      On October 26, 2005, the compensation committee also approved an additional annual option grant to the non-executive Chairman of our Board of Directors under our 2000 Equity Incentive Plan to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of our common stock on the date of grant. All non-employee directors who have served in such capacity for six months currently receive an annual option to purchase 10,000 shares of common stock under our 2000 Non-Employee Directors' Stock Option Plan at an exercise price equal to the fair market value of our common stock on the date of grant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

EXHIBIT NO.                               DESCRIPTION
-----------  -------------------------------------------------------------------
    10.1     --  Economic Development Agreements dated July 15, 2005, with the
                 State of Texas and the Texas A&M University System

   +10.2     --  Collaboration and License Agreement, dated July 15, 2005, with the Texas A&M University System and the Texas Institute for
                 Genomic Medicine

    10.3     --  Non-Employee Director Compensation

    31.1     --  Certification of CEO Pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

    31.2     --  Certification of CFO Pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

    32.1     --  Certification of CEO and CFO Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

      + Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission

      (b)   Reports on Form 8-K:

      On July 18, 2005, we filed a Current Report on Form 8-K dated July 15, 2005 related to our entry into an Economic Development Agreement, dated July 15, 2005 with the State of Texas and the Texas A&M University System and a Collaboration and License Agreement, dated July 15, 2005, with the Texas A&M University System and the Texas Institute for Genomic Medicine.

      On July 28, 2005, we filed a Current Report on Form 8-K dated July 28, 2005 related to our issuance of a press release reporting our financial results for the quarter ended June 30, 2005, which press release included our consolidated balance sheet data and consolidated statements of operations data for the period.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LEXICON GENETICS INCORPORATED

Date:  November 1, 2005       By:      /s/ Arthur T. Sands
                                 -----------------------------------------------
                                     Arthur T. Sands, M.D., Ph.D.
                                     President and Chief Executive Officer

Date:  November 1, 2005       By:      /s/ Julia P. Gregory
                                 -----------------------------------------------
                                     Julia P. Gregory

                                     Executive Vice President, Corporate
                                     Development and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                               DESCRIPTION
-----------  -------------------------------------------------------------------
    10.1     --  Economic Development Agreements dated July 15, 2005, with the
                 State of Texas and the Texas A&M University System

   +10.2     --  Collaboration and License Agreement, dated July 15, 2005, with the Texas A&M University System and the Texas Institute for
                 Genomic Medicine

    10.3     --  Non-Employee Director Compensation

    31.1     --  Certification of CEO Pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

    31.2     --  Certification of CFO Pursuant to Section 302 of the Sarbanes-
                 Oxley Act of 2002

    32.1     --  Certification of CEO and CFO Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

    + Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission