Form 10-K
period 2005-12-31
LEXICON GENETICS INC/TX
filed 2006-03-03
CIK 1062822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934. (check one): Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant's most recently completed second quarter was approximately $261.9 million, based on the closing price of the common stock on the Nasdaq National Market on June 30, 2005 of $4.94 per share. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the registrant's common stock are assumed to be affiliates. As of February 28, 2006, 64,559,340 shares of common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain sections of the registrant's definitive proxy statement relating to the registrant's 2006 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant's fiscal year ended December 31, 2005, are incorporated by reference into Part III of this annual report on Form 10-K.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

ITEM
----
                                     PART I

 1. Business...............................................................    1
 2. Properties.............................................................   19
 3. Legal Proceedings......................................................   19
 4. Submissions of Matters to a Vote of Security Holders...................   19

                                  PART II

 5. Market for Registrant's Common Equity and Related Stockholder
    Matters................................................................   20
 6. Selected Financial Data................................................   21
 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations..................................................   22
7A. Quantitative and Qualitative Disclosure About Market Risk..............   29
 8. Financial Statements and Supplementary Data............................   29
 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure...................................................   29
9A. Controls and Procedures................................................   29

                                 PART III

10. Directors and Executive Officers of the Registrant.....................   31
11. Executive Compensation.................................................   31
12. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters............................................   31
13. Certain Relationships and Related Transactions.........................   31
14. Principal Accounting Fees and Services.................................   31

                                  PART IV

15. Exhibits and Financial Statement Schedules.............................   32

Signatures.................................................................   35

                                   ----------

     The Lexicon name and logo, LexVision(R) and OmniBank(R) are registered trademarks and Genome5000(TM) and e-Biology(TM) are trademarks of Lexicon Genetics Incorporated.

                                   ----------

     In this annual report on Form 10-K, "Lexicon Genetics," "Lexicon," "we," "us" and "our" refer to Lexicon Genetics Incorporated.

                                   ----------

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Lexicon Genetics is a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease. We are systematically discovering the physiological and behavioral functions of genes to identify those that encode potential targets for therapeutic intervention, or drug targets. We make these discoveries using our proprietary technology to knock out, or disrupt, the function of genes in mice to model the effects on physiology that could be expected from prospective drugs directed against those targets. For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential small molecule, antibody and protein drugs. We focus our discovery efforts in six therapeutic areas - diabetes and obesity, cardiovascular disease, psychiatric and neurological disorders, cancer, immune system disorders and ophthalmic disease - and we have advanced targets into drug discovery programs in each of these areas with potential for addressing large medical markets.

     The scope of our gene knockout technology, combined with the size and sophistication of our facilities and our evaluative technologies, provides us with what we believe to be a significant competitive advantage. We are using these technologies in our Genome5000 program to discover the physiological and behavioral functions of 5,000 genes from the human genome that belong to gene families that we consider to be pharmaceutically important. We have completed our analysis of more than 60% of these genes, and we expect to complete the analysis of the remaining genes by the end of 2008. Through the end of 2005, we had identified and validated in living mammals, or in vivo, more than 90 targets with promising profiles for drug discovery. As of February 28, 2006, we had advanced compounds for two of these targets into preclinical development and had advanced compounds from drug discovery programs for a number of additional targets into preclinical research. To date, none of our programs has yet advanced into clinical development.

     We are working both independently and through strategic collaborations and alliances to commercialize our technology and turn our discoveries into drugs. We have established multiple collaborations with leading pharmaceutical and biotechnology companies, as well as research institutes and academic institutions. We are working with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field. We are working with Genentech, Inc. to discover the functions of secreted proteins and potential antibody targets identified through Genentech's internal drug discovery research, and to develop new biotherapeutic drugs based on certain targets selected from the alliance. We are working with N.V. Organon to discover, develop and commercialize new biotherapeutic drugs based on another group of secreted proteins and potential antibody targets. We are working with Takeda Pharmaceutical Company Limited for the discovery of new drugs for the treatment of high blood pressure. In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies under which we receive fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries for use in such companies' own drug discovery efforts.

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

OUR DRUG DISCOVERY PROCESS

     Our drug discovery process begins with our Genome5000 program, in which we are using our gene knockout technology to discover the physiological and behavioral functions of 5,000 human genes through analysis of the corresponding knockout mouse models. Our Genome5000 efforts are focused on the discovery of the functions in mammalian physiology of proteins encoded by gene families that we consider to be pharmaceutically important, such as G-protein coupled, or GPCRs, and other receptors, kinases, ion channels, other key enzymes and secreted proteins. We have already completed our physiology- and behavior-based analysis of more than 60% of these 5,000 genes, and we expect to complete the analysis of the remaining genes by the end of 2008.

     We use knockout mice - mice whose DNA has been altered to disrupt, or knock out, the function of the altered gene - to discover the physiological and behavioral effects that result from loss of functioning protein encoded by the disrupted gene. The study of the effects of knocking out genes in mice has historically proven to be a powerful tool for understanding human genes because of the close similarity of gene function and physiology between mice and humans, with approximately 99% of all human genes having a counterpart in the mouse genome. Our patented gene trapping and gene targeting technologies enable us to rapidly generate these knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem cells, which can be cloned and used to generate mice with the altered gene. We employ an integrated platform of advanced medical technologies to systematically discover, in vivo, the physiological and behavioral functions and pharmaceutical utility of the genes we have knocked out and the potential drug targets encoded by the corresponding human genes.

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

     The value of our technology has been described in a large body of scientific literature which was summarized in a retrospective analysis that we performed of the 100 best selling drugs of 2001 and their targets, as modeled by the physiological characteristics of knockout mice. This analysis was published in the January 2003 issue of Nature Reviews Drug Discovery, a peer-reviewed scientific journal. In this analysis we concluded that in most cases there was a direct correlation between the physiological characteristics, or phenotypes, of knockout mice and the therapeutic effect of the 100 best-selling drugs of 2001.

     We are working to discover potential small molecule, antibody and protein drugs for those in vivo-validated drug targets that we consider to have high pharmaceutical value. We have established internal small molecule drug discovery capabilities, in which we use our own sophisticated libraries of drug-like chemical compounds in high-throughput screening assays to identify "hits," or chemical compounds demonstrating activity, against these targets. We then employ medicinal chemistry efforts to optimize the potency and selectivity of these hits and to identify lead compounds for potential development. We have also established internal antibody and protein drug discovery capabilities, in which we use protein expansion and antibody technologies to generate and optimize molecules with appropriate characteristics for development.

     In all of our drug discovery programs, we use the same physiological analysis technology platform that we use in the discovery of gene function to analyze the in vivo efficacy and safety profiles of drug candidates in mice. Our physiology-based approach to understanding gene function and our use of mouse models in our drug discovery efforts allow us to make highly informed decisions throughout the drug discovery and development process, which we believe may increase our likelihood of success in discovering breakthrough therapeutics.

OUR LEAD DRUG DISCOVERY PROGRAMS

     We have advanced two of our drug discovery programs into preclinical development in preparation for regulatory filings for the commencement of clinical trials.

     - LX-6171 is a novel small molecule compound with potential for treating cognitive disorders such as Alzheimer's disease.

     - LX-1031 is a novel small molecule compound with potential for treating irritable bowel syndrome.

     We have advanced compounds from drug discovery programs for a number of additional targets into preclinical research.

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

     GENE KNOCKOUT TECHNOLOGIES

     Gene Targeting. Our gene targeting technology, which is covered by nine issued patents that we have licensed, enables us to generate highly specific alterations in targeted genes. The technology replaces DNA of a gene in a mouse embryonic stem cell through a process known as homologous recombination to disrupt the function of the targeted gene, permitting the generation of knockout mice. By using this technology in combination with one or more additional technologies, we are able to generate alterations that selectively disrupt, or conditionally regulate, the function of the targeted gene for the analysis of the gene's function in selected tissues, at selected stages in the animal's development or at selected times in the animal's life. We can also use this technology to replace the targeted gene with its corresponding human gene for use for preclinical research in our therapeutic discovery programs.

     Gene Trapping. Our gene trapping technology, which is covered by nine issued patents that we own, is a high-throughput method of generating knockout mouse clones that we invented. The technology uses genetically engineered retroviruses that infect mouse embryonic stem cells in vitro, integrate into the chromosome of the cell and disrupt the function of the gene into which it integrates, permitting the generation of knockout mice. This process also stimulates transcription of a non-protein producing portion of the trapped gene, using the cell's own splicing machinery to extract this transcript from the chromosome for automated DNA sequencing. This allows us to identify and catalogue each embryonic stem cell clone by DNA sequence from the trapped gene and to select embryonic stem cell clones by DNA sequence for the generation of knockout mice. We have used our gene trapping technology in an automated process to create our OmniBank library of more than 270,000 frozen gene knockout embryonic stem cell clones, each identified by DNA sequence in a relational database. We estimate that our OmniBank library currently contains embryonic stem cell clones representing more than half of all genes in the mammalian genome and believe it is the largest library of its kind.

     PHYSIOLOGICAL ANALYSIS TECHNOLOGIES

     We employ an integrated platform of advanced analytical technologies to rapidly and systematically discover the physiological and behavioral effects resulting from loss of gene function in the mouse knockouts we have generated using our gene trapping and gene targeting technologies and catalogue those effects in our comprehensive and relational LexVision database. These analyses include many of the most sophisticated diagnostic technologies and tests currently available, many of which might be found in a major medical center. Each of these technologies has been adapted specifically for the analysis of mouse physiology. This state-of-the-art technology platform enables us to assess the consequences of loss of gene function in a living mammal across a wide variety of parameters relevant to human disease.

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

     PRODUCTION AND ANALYSIS INFRASTRUCTURE

     Our facilities, which are among the largest and most sophisticated of their kind in the world, enable us to capitalize on our gene knockout and physiological analysis technologies by generating knockout mice and analyzing the physiological function of genes on an expansive scale. We are able to generate knockout mice for the large number of genes that we believe may be pharmaceutically important and analyze the physiology and behavior of each of those knockout mice by utilizing our broad range of analytical technologies. Our state-of-the-art animal facilities, occupying a total of approximately 100,000 square feet, are designed to allow us to generate and analyze approximately 1,000 knockout mice per year. These facilities, completed in 1999 and 2002, respectively, were custom designed for the generation and analysis of knockout mice and are accredited by AAALAC International, or Association for Assessment and Accreditation of Laboratory Animal Care.

     Our facilities also enable us to maintain in-house control over our entire in vivo validation process, from the generation of embryonic stem cell clones through the completion of in vivo analysis, in a specific pathogen-free environment. As part of our Genome5000 program, we have already examined the physiological functions of more than 3,000 genes and expect to complete our analysis of an aggregate of 5,000 genes by the end of 2008. We are not aware of any existing competitive effort approaching either the magnitude or breadth of our Genome5000 program, and we believe that the investment of significant resources over a period of several years would be required for any competitor to duplicate our gene knockout and physiological analysis capabilities. The scope of our gene knockout technology, combined with the size and sophistication of our facilities and our evaluative technologies, provides us with what we believe to be a significant competitive advantage.

     MEDICINAL CHEMISTRY TECHNOLOGY

     We use solution-phase chemistry to generate diverse libraries of optically pure compounds that are targeted against the same pharmaceutically relevant gene families that we address in our Genome5000 program. These libraries are built using highly robust and scalable organic reactions that allow us to generate compound collections of great diversity and to specially tailor the compound collections to address various therapeutic target families. We design these libraries by analyzing the chemical structures of drugs that have been proven safe and effective against human disease and using that knowledge in the design of scaffolds and chemical building blocks for the generation of large numbers of new drug-like compounds. When we identify a hit against one of our in vivo-validated targets, we can rapidly reassemble these building blocks to create hundreds or thousands of variations around the structure of the initial compound, enabling us to accelerate our medicinal chemistry efforts.

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

     RESEARCH AND DEVELOPMENT EXPENSES

     In 2005, 2004 and 2003, respectively, we incurred expenses of $93.6 million, $90.6 million and $82.2 million in company-sponsored as well as collaborative research and development activities, including $0.4 million and $5.0 million, of stock-based compensation expense in 2004 and 2003, respectively.

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

     We apply internal resources to discover and develop therapeutics based on some of our drug target discoveries, allocating our internal resources in a manner designed to maximize our ability to commercialize opportunities presented by these programs. Our prioritization and allocation of internal resources among these programs are based on our expectations regarding their relative likelihood of success and the relevant medical market, as well as progress realized in our drug discovery efforts for the program. We revise our prioritization and resource allocation among programs as necessary in order to capitalize on new discoveries and opportunities.

     Our collaboration and alliance strategy involves drug discovery alliances to discover and develop therapeutics based on our drug target discoveries, particularly when the alliance enables us to obtain access to technology and expertise that we do not possess internally or is complementary to our own. These strategic collaborations, as well as our licenses with pharmaceutical and biotechnology companies, research institutes and academic institutions, enable us to generate near-term cash and revenues in exchange for access to some of our technologies and discoveries for use by these third parties in their own drug discovery efforts. These collaborations and licenses also offer us the potential, in many cases, to receive milestone payments and royalties on products that our collaborators and licensees develop using our technology.

ALLIANCES, COLLABORATIONS AND LICENSES

     DRUG DISCOVERY ALLIANCES

     We have entered into the following alliances for the discovery and development of therapeutics based on our in vivo drug target discovery efforts:

     Bristol-Myers Squibb Company. We established a drug discovery alliance with Bristol-Myers Squibb in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field. We initiated the alliance with a number of neuroscience drug discovery programs at various stages of development and are continuing to use our gene knockout technology to identify additional drug targets with promise in the neuroscience field. For those targets that are selected for the alliance, we and Bristol-Myers Squibb are working together, on an exclusive basis, to identify, characterize and carry out the preclinical development of small molecule drugs, and share equally both in the costs and in the work attributable to those efforts. As drugs resulting from the alliance enter clinical trials, Bristol-Myers Squibb will have the first option to assume full responsibility for clinical development and commercialization.

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

     Genentech, Inc. We established a drug discovery alliance with Genentech in December 2002 to discover novel therapeutic proteins and antibody targets. We and Genentech expanded the alliance in November 2005 for the advanced research, development and commercialization of new biotherapeutic drugs. Under the original alliance agreement, we used our target validation technologies to discover the functions of secreted proteins and potential antibody targets identified through Genentech's internal drug discovery research. In the expanded alliance, we are conducting additional, advanced research on a broad subset of those proteins and targets. We may develop and commercialize biotherapeutic drugs for up to six of these targets, with Genentech having exclusive rights to develop and commercialize biotherapeutic drugs for the other targets. Genentech retains an option on the potential development and commercialization of the biotherapeutic drugs that we develop from the alliance under a cost and profit sharing arrangement, while we have certain conditional rights to co-promote drugs on a worldwide basis. We retain certain other rights to discoveries made in the alliance, including non-exclusive rights, along with Genentech, for the development and commercialization of small molecule drugs addressing the targets included in the alliance.

     We received upfront payments in connection with both the initiation of the original collaboration and its expansion and are entitled to receive performance payments for our work in the collaboration as it is completed. We are also entitled to receive milestone payments and royalties on sales of therapeutic proteins and antibodies for which Genentech obtains exclusive rights. Genentech is entitled to receive milestone payments and royalties on sales of therapeutic proteins and antibodies for which Lexicon obtains exclusive rights. The agreement, as extended, has an expected collaboration term of six years.

     N.V. Organon. We established a drug discovery alliance with Organon in May 2005 to discover, develop and commercialize novel biotherapeutic drugs. In the collaboration, we are creating and analyzing knockout mice for up to 300 genes selected by the parties that encode secreted proteins or potential antibody targets, including two of our preexisting drug discovery programs. We and Organon will jointly select targets for further research and development and will equally share costs and responsibility for research, preclinical and clinical activities. We and Organon will jointly determine the manner in which collaboration products will be commercialized and will equally benefit from product revenue. If fewer than five development candidates are designated under the collaboration, our share of costs and product revenue will be proportionally reduced. We will receive a milestone payment for each development candidate in excess of five. Either party may decline to participate in further research or development efforts with respect to a collaboration product, in which case such party will receive royalty payments on sales of such collaboration product rather than sharing in revenue. Organon will have principal responsibility for manufacturing biotherapeutic products resulting from the collaboration for use in clinical trials and for worldwide sales.

     We received an upfront payment under the agreement and are entitled to receive committed research funding during the first two years of the agreement. The target discovery portion of the alliance has an expected term of four years.

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

     OTHER COMMERCIAL COLLABORATIONS

     Taconic Farms, Inc. We established a collaboration with Taconic Farms, Inc. in November 2005 for the marketing, distribution and licensing of certain lines of our knockout mice. Taconic is an industry leader in the breeding, housing, quality control and global marketing and distribution of rodent models for medical research and drug discovery. Under the terms of the collaboration, we are initially making available more than 1,000 distinct lines of knockout mice for use by pharmaceutical and biotechnology companies and other researchers. Taconic will provide breeding services and licenses for these lines and will distribute knockout mice to customers. We will receive license fees and royalties from payments received by Taconic from customers obtaining access to such knockout mice.

     Target Validation Collaborations. We have established target validation collaboration agreements with a number of leading pharmaceutical and biotechnology companies. Under these collaboration agreements, we generate and, in some cases, analyze knockout mice for genes requested by the collaborator. In addition, we grant non-exclusive licenses to the collaborator for use of the knockout mice in its internal drug discovery programs and, if applicable, analysis data that we generate under the agreement. Some of these agreements also provide for non-exclusive access to our OmniBank database. We receive fees for knockout mice under these agreements. In some cases, these agreements also provide for annual minimum commitments and the potential for royalties on products that our collaborators discover or develop using our technology.

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

     GOVERNMENT GRANTS AND CONTRACTS

     Texas Institute for Genomic Medicine. In July 2005, we received an award from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library containing 350,000 cell lines using our proprietary gene trapping technology. We are creating the library for the Texas Institute for Genomic Medicine, or TIGM, a newly formed non-profit institute whose founding members are Texas A&M University, the Texas A&M University System Health Science Center and us. TIGM researchers may also access specific cells from our current OmniBank library of 270,000 mouse embryonic stem cell lines and will have certain rights to utilize our gene targeting technologies. In addition, we will equip TIGM with the bioinformatics software required for the management and analysis of data relating to the library. The Texas Enterprise Fund also made an award to the Texas A&M University System for the creation of facilities and infrastructure to house the library.

     National Institutes of Health. In October 2005, we entered into a three-year contract to provide selected knockout mouse lines and related phenotypic data to the United States National Institutes of Health, or NIH. Under the contract, NIH may select lines of knockout mice and related phenotypic data from among lines that we have elected to make available. These materials are related to genes that we have already knocked out and analyzed. NIH will make materials acquired from us under the contract available to researchers at academic and other non-profit research institutions. We retain the sole right to provide these materials to commercial entities. We are entitled to receive staged payments from NIH following delivery and acceptance of materials under the contract.

     TECHNOLOGY LICENSES

     We have granted non-exclusive, internal research-use sublicenses under certain of our gene targeting patent rights to a total of 15 leading pharmaceutical and biotechnology companies. Many of these agreements extend for the life of the patents. Others have terms of one to three years, in some cases with provisions for subsequent renewals. We typically receive up-front license fees and, in some cases, receive additional license fees or milestone payments on products that the sublicensee discovers or develops using our technology.

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

     We own or have exclusive rights to nine issued United States patents that are directed to our gene trapping technology, 84 issued United States patents that are directed to full-length sequences of potential drug targets identified in our gene discovery programs, and five issued United States patents that are directed to specific knockout mice and discoveries of the functions of genes made using knockout mice. We have licenses under 77 additional United States patents, and corresponding foreign patents and patent applications, directed to gene targeting, gene trapping and genetic manipulation of mouse embryonic stem cells. These include patents to which we hold exclusive rights in certain fields, including a total of nine United States patents directed to the use of gene targeting technologies known as positive-negative selection and isogenic DNA targeting, as well as patents directed to the use of site specific genetic recombination technology known as Cre/lox technology.

     We have filed or have exclusive rights to more than 700 pending patent applications in the United States Patent and Trademark Office, the European Patent Office, the national patent offices of other foreign countries or under the Patent Cooperation Treaty, directed to our gene trapping technology, the DNA sequences of genes, the uses of specific drug targets, drug discovery assays, and other products and processes. Collectively, these patent applications are directed to, among other things, approximately 200 full-length human gene sequences, more than 50,000 partial human gene sequences, and more than 45,000 knockout mouse clones and corresponding mouse gene sequence tags. Patents typically have a term of no longer than 20 years from the date of filing.

     As noted above, we hold rights to a number of these patents and patent applications under license agreements with third parties. In particular, we license our principal gene targeting technologies from GenPharm International, Inc. and our Cre/lox technology from DuPont Pharmaceuticals Company, now a subsidiary of Bristol-Myers Squibb. Many of these licenses are nonexclusive, although some are exclusive in specified fields. Most of the licenses, including those licensed from GenPharm and DuPont, have terms that extend for the life of the licensed patents. In the case of our license from GenPharm, the license generally is exclusive in specified fields, subject to specific rights held by third parties, and we are permitted to grant sublicenses.

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

COMPETITION

     The biotechnology and pharmaceutical industries are highly competitive and characterized by rapid technological change. We face significant competition in each of the aspects of our business from for-profit companies such as Human Genome Sciences, Inc., Millennium Pharmaceuticals, Inc. and Exelixis, Inc., among others, many of which have substantially greater financial, scientific and human resources than we do. In addition, a large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes and their functions.

     While we are not aware of any other commercial entity that is developing large-scale gene trap knockout mouse ES cell libraries, we face competition from entities using traditional knockout mouse technology and other technologies. Several companies, including Regeneron Pharmaceuticals, Inc. and DNX (a subsidiary of Xenogen Corporation), and a large number of academic institutions create knockout mice for third parties using these more traditional methods, and a number of companies create knockout mice for use in their own research.

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

     In addition to regulatory approvals that must be obtained in the United States, a drug or biological product is also subject to regulatory approval in other countries in which it is marketed. The conduct of clinical trials of drugs and biological products in countries other than the United States is likewise subject to regulatory oversight in such countries. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country. No action can be taken to market any drug or biological product in a country until the regulatory authorities in that country have approved an appropriate application. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In some countries, the sale price of a drug or biological product must also be approved. The pricing review period often begins after marketing approval is granted. Even if a foreign regulatory authority approves a drug or biological product, it may not approve satisfactory prices for the product.

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

     As of February 28, 2006, we employed 755 persons, of whom 156 hold M.D., Ph.D. or D.V.M. degrees and another 109 hold other advanced degrees. We believe that our relationship with our employees is good.

RISK FACTORS

     The following risks and uncertainties are important factors that could cause actual results or events to differ materially from those indicated by forward-looking statements. The factors described below are not the only ones we face and additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

RISKS RELATED TO OUR NEED FOR ADDITIONAL FINANCING AND OUR FINANCIAL RESULTS

We will need additional capital in the future and, if it is not available on reasonable terms, we will be forced to significantly curtail or cease operations or obtain funds by entering into financing agreements on unattractive terms.

     As of December 31, 2005, we had cash, cash equivalents and short-term investments (net of restricted cash and investments) of $99.3 million. We anticipate that our existing capital resources and the cash and revenues we expect to derive from drug discovery alliances, collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts and technology licenses will enable us to fund our currently planned operations for approximately the next two years. Our currently planned operations for that time period consist of the continuation of our efforts to discover the physiological functions of 5,000 human genes that we consider to be pharmaceutically important, the expansion of our medicinal chemistry, biotherapeutics and preclinical research operations and the initiation of clinical trials. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate.

     Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:

     - our ability to obtain additional funds from alliances, collaborations, government grants and contracts and technology licenses;

     -    the amount and timing of payments under such agreements;

     -    the level and timing of our research and development expenditures;

     -    future results from clinical trials that we initiate;

     - the cost and timing of regulatory approvals of products that we successfully develop; and

     - market acceptance of products that we successfully develop and commercially launch.

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

     If our capital resources are insufficient to meet future capital requirements, we will have to raise additional funds to continue our currently planned operations. If we raise additional capital by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock. We cannot be certain that additional financing, whether debt or equity, will be available in amounts or on terms acceptable to us, if at all. We may be unable to raise sufficient additional capital on reasonable terms; if so, we will be forced to significantly curtail or cease operations or obtain funds by entering into financing agreements on unattractive terms.

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

     We have incurred net losses since our inception, including net losses of $36.3 million for the year ended December 31, 2005, $47.2 million for the year ended December 31, 2004 and $64.2 million for the year ended December 31, 2003. As of December 31, 2005, we had an accumulated deficit of $297.4 million. We are unsure when we will become profitable, if ever. The size of our net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

     We derive substantially all of our revenues from drug discovery alliances, collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts and technology licenses, and will continue to do so for the foreseeable future. Our future revenues from alliances, collaborations and government grants and contracts are uncertain because our existing agreements have fixed terms or relate to specific projects of limited duration. Our future revenues from technology licenses are uncertain because they depend, in part, on securing new agreements. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators, granting agencies and licensees, and to negotiate agreements that we believe are in our long-term best interests. We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues. Given the early-stage nature of our operations, we do not currently derive any revenues from sales of pharmaceutical products.

     A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel. In addition, we expect to spend significant amounts to enhance our core technologies and fund our research and development activities, including the advancement of potential therapeutics into clinical development. As a result, we expect that our operating expenses will continue to increase significantly in the near term and, consequently, we will need to generate significant additional revenues to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

     Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including:

     - our ability to establish new collaborations and alliances, government grants and contracts, and technology licenses, and the timing of such arrangements;

     - the expiration or other termination of collaborations and alliances, which may not be renewed or replaced;

     - the success rate of our discovery efforts leading to opportunities for new collaborations, alliances and licenses, as well as milestone payments and royalties;

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

RISKS RELATED TO OUR BUSINESS

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

     Biotechnology and pharmaceutical companies have successfully developed and commercialized only a limited number of genomics-derived pharmaceutical products to date. We have not proven our ability to develop or commercialize therapeutics or drug targets that we identify, nor have we advanced any drug candidates to clinical trials. We do not know that any pharmaceutical products based on our drug target discoveries can be successfully commercialized. In addition, we may experience unforeseen technical complications in the processes we use to discover and develop potential therapeutics. These complications could materially delay or limit the use of our resources, substantially increase the anticipated cost of generating them or prevent us from implementing our processes at appropriate quality and throughput levels.

Clinical testing of our future drug candidates in humans is an inherently risky and time-consuming process that may fail to demonstrate safety and efficacy, which could result in the delay, limitation or prevention of regulatory approval.

     In order to obtain regulatory approvals for the commercial sale of any products that we may develop, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. We or our collaborators may not be able to obtain authority from the United States Food and Drug Administration, or FDA, or other equivalent foreign regulatory agencies to initiate or complete any clinical trials. In addition, we have limited internal resources for making regulatory filings and dealing with regulatory authorities.

     Clinical trials are inherently risky and the results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving positive results in earlier trials. Negative or inconclusive results from a preclinical study or a clinical trial could cause us, one of our collaborators or the FDA to terminate a preclinical study or clinical trial or require that we repeat it. Furthermore, we, one of our collaborators or a regulatory agency with jurisdiction over the trials may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.

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

We are dependent upon our collaborations with major pharmaceutical companies. If we are unable to achieve milestones under those collaborations or if our collaborators' efforts fail to yield pharmaceutical products on a timely basis, our business will suffer.

     We have derived a substantial majority of our revenues to date from collaborative drug discovery alliances with a limited number of major pharmaceutical companies. Revenues from our drug discovery alliances depend upon continuation of the collaborations, the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations. If our relationship terminates with any of our collaborators, our reputation in the business and scientific community may suffer and revenues will be negatively impacted to the extent such losses are not offset by additional collaboration agreements. If we are unable to achieve milestones or our collaborators are unable to successfully develop products from which royalties are payable, we will not earn the revenues contemplated by those drug discovery alliances. In addition, some of our alliances are exclusive and preclude us from entering into additional collaborative arrangements with other parties in the field of exclusivity.

     We have limited or no control over the resources that any collaborator may devote to the development and commercialization of products under our alliances. Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct product discovery, development or commercialization activities successfully or in a timely manner. Further, our collaborators may elect not to develop pharmaceutical products arising out of our collaborative arrangements or may not devote sufficient resources to the development, approval, manufacture, marketing or sale of these products. If any of these events occurs, we may not be able to develop or commercialize potential pharmaceutical products.

Conflicts with our collaborators could jeopardize the success of our collaborative agreements and harm our product development efforts.

     We may pursue opportunities in specific disease and therapeutic modality fields that could result in conflicts with our collaborators, if any of our collaborators takes the position that our internal activities overlap with those activities that are exclusive to our collaboration. Moreover, disagreements could arise with our collaborators over rights to our intellectual property or our rights to share in any of the future revenues of compounds or therapeutic approaches developed by our collaborators. Any conflict with or among our collaborators could result in the termination of our collaborative agreements, delay collaborative research or development activities, impair our ability to renew or obtain future collaborative agreements or lead to costly and time consuming litigation. Conflicts with our collaborators could also have a negative impact on our relationship with existing collaborators, materially impairing our business and revenues. Some of our collaborators are also potential competitors or may become competitors in the future. Our collaborators could develop competing products, preclude us from entering into collaborations with their competitors or terminate their agreements with us prematurely. Any of these events could harm our product development efforts.

If we are unable to internally establish drug development and commercialization capabilities or arrange for the provision of such functions by third parties, our ability to develop and commercialize pharmaceutical products would be significantly impaired.

     Our ability to develop and commercialize pharmaceutical products on our own will depend on our ability to internally develop preclinical, clinical, regulatory and sales and marketing capabilities, or enter into arrangements with third parties to provide these functions. It will be expensive and will require significant time for us to develop these capabilities internally. We may not be successful in developing these capabilities or entering into agreements with third parties on favorable terms, or at all. Further, our reliance upon third parties for these capabilities could reduce our control over such activities and could make us dependent upon these parties. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, our drug development activities may be delayed, suspended or terminated. Such a failure by these third parties, or our inability to develop or contract for these capabilities, would significantly impair our ability to develop and commercialize pharmaceutical products.

We lack the capability to manufacture materials for preclinical studies, clinical trials or commercial sales and will rely on third parties to manufacture our potential products, which may harm or delay our product development and commercialization efforts.

     We currently do not have the manufacturing capabilities or experience necessary to produce materials for preclinical studies, clinical trials or commercial sales and intend to rely on collaborators and third-party contractors to produce such materials. We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the current Good Manufacturing Practices of the FDA, which relate to manufacturing and quality control activities. These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements. In addition, there are a limited number of manufacturers that operate under the FDA's current Good Manufacturing Practices and that are capable of producing such materials, and we may experience difficulty finding manufacturers with adequate capacity for our needs. If we are unable to contract for the production of sufficient quantity and quality of materials on acceptable terms, our product development and commercialization efforts may be delayed. Moreover, noncompliance with the FDA's current Good Manufacturing Practices can result in, among other things, fines, injunctions, civil and criminal penalties, product recalls or seizures, suspension of production, failure to obtain marketing approval and withdrawal, suspension or revocation of marketing approvals.

We face substantial competition in our drug discovery and product development efforts.

     We face significant competition in our drug discovery and product development efforts from other biotechnology and pharmaceutical companies, as well as from universities and other not-for-profit institutions. In particular, certain competing companies such as Human Genome Sciences, Inc., Millennium Pharmaceuticals, Inc. and Exelixis, Inc. utilize a genetics-based approach to target discovery and validation that is similar to our own. Many of our competitors have substantially greater financial, scientific and human resources than we do. As a result, our competitors may succeed in developing products earlier than we do, obtaining regulatory approvals faster than we do and developing products that are more effective or safer than any that we may develop.

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

If we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to successfully develop and commercialize our own products.

     We are highly dependent on the principal members of our management and scientific staff. We do not carry key man insurance on any key personnel and the loss of any of these personnel could negatively impact our business, financial condition or results of operations and could inhibit our product development and commercialization efforts. Although we have entered into employment agreements with some of our key personnel, these employment agreements are all at will. In addition, not all key personnel have employment agreements.

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

     The patent positions of pharmaceutical and biotechnology companies generally are highly uncertain and involve complex legal and factual questions that will determine who has the right to develop or use a particular technology or product. No clear policy has emerged regarding the scope of protection provided in gene, drug target and biopharmaceutical patents. In addition, certain uses of technologies and products covered by some of these patents may be subject to statutory exemptions from infringement under applicable law. The biopharmaceutical patent situation outside the United States is similarly uncertain. Changes in, or different interpretations of, patent laws in the United States or other countries might allow others to use our inventions or to develop and commercialize any technologies or products that we may develop without any compensation to us. We anticipate that these uncertainties will continue for a significant period of time.

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could negatively impact our ability to compete in the market.

     Our success will depend, in part, upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and future products. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.

     Pending patent applications do not provide protection against competitors because they are not enforceable until they issue as patents. Further, the disclosures contained in our current and future patent applications may not be sufficient to meet statutory requirements for patentability. Once issued, patents still may not provide commercially meaningful protection. If anyone infringes upon our or our collaborators' patent rights, enforcing these rights may be difficult, costly and time-consuming and, as a result, it may not be cost-effective or otherwise expedient to pursue litigation to enforce those patent rights. Others may be able to design around these patents or develop unique products providing effects similar to any products that we may develop. Other companies or institutions may challenge our or our collaborators' patents or independently develop similar products that could result in an interference proceeding in the United States Patent and Trademark Office or a legal action.

     Patent applications can take many years to issue and there may be currently pending patent applications of our competitors that later result in issued patents covering our discoveries. If any such patents are issued to other entities, we will be unable to obtain patent protection for the same or similar discoveries that we make. Moreover, we may be blocked from using or developing some of our existing or proposed technologies and products, or may be required to obtain a license that may not be available on reasonable terms, if at all. Further, others may discover uses for our technologies or therapeutic products other than those covered in our issued or pending patents, and these other uses may be separately patentable. Even if we have a patent claim on a particular technology or therapeutic product, the holder of a patent covering the use of that technology or therapeutic product could exclude us from selling a product that is based on the same use of that product.

     Additionally, significant aspects of our intellectual property are not protected by patents. As a result, we seek to protect the proprietary nature of this intellectual property as trade secrets through proprietary information agreements and other measures. While we have entered into proprietary information agreements with all of our employees, consultants, advisers and collaborators, we may not be able to prevent the disclosure of our trade secrets. In addition, other companies or institutions may independently develop substantially equivalent information and techniques.

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

     We rely, in part, on licenses to use certain technologies that are important to our business, such as certain gene targeting technology licensed from GenPharm International, Inc. and conditional knockout technology licensed from DuPont Pharmaceuticals Company, now a subsidiary of Bristol-Myers Squibb Company. We do not own the patents that underlie these licenses. Most of these licenses, however, including those licensed from GenPharm and DuPont, have terms that extend for the life of the licensed patents. Our rights to use these technologies and practice the inventions claimed in the licensed patents are subject to our abiding by the terms of those licenses and the licensors not terminating them. We are currently in compliance with all requirements of these licenses. In many cases, we do not control the filing, prosecution or maintenance of the patent rights to which we hold licenses and rely upon our licensors to prosecute infringement of those rights. The scope of our rights under our licenses may be subject to dispute by our licensors or third parties.

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

Our industry is subject to extensive and uncertain government regulatory requirements, which could significantly hinder our ability, or the ability of our collaborators, to obtain, in a timely manner or at all, regulatory approval of potential therapeutic products, or to commercialize such products.

     Our drug candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA or other equivalent foreign regulatory agencies. Our failure to obtain regulatory approval for a drug candidate would prevent us from commercializing that drug candidate. The regulatory approval process is expensive, time-consuming and can vary substantially depending on the modality, complexity and novelty of the drug candidate. The regulatory process includes extensive preclinical studies and human clinical trials, which can take many years and may require substantial expenditures. Such preclinical studies or clinical trials may fail to produce results satisfactory to the FDA or other equivalent foreign regulatory agencies. Even if we obtain regulatory approval, the FDA or other equivalent foreign regulatory agency may impose restrictions as to the approved use and labeling of our product or the types of patients to which we can market and sell our product. We have limited internal resources with respect to the regulatory process and have only limited experience in the preparation and filing of the applications necessary to obtain regulatory approval.

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

     No matters were submitted during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on The Nasdaq National Market under the symbol "LEXG." The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq National Market.

                     HIGH    LOW
                    -----   -----
2004
First Quarter....   $8.19   $5.68
Second Quarter...   $8.24   $6.00
Third Quarter....   $7.90   $5.03
Fourth Quarter...   $7.95   $6.02

2005
First Quarter....   $8.00   $4.90
Second Quarter...   $5.20   $4.15
Third Quarter....   $6.50   $3.82
Fourth Quarter...   $4.47   $3.19

     As of February 28, 2006, there were approximately 228 holders of record of our common stock.

     We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K. The statements of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from our audited financial statements not included in this annual report on Form 10-K. Our historical results are not necessarily indicative of results to be expected for any future period. The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------------
                                                                          2005       2004       2003       2002       2001
                                                                       ---------   --------   --------   --------   --------
                                                                                 (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues ...........................................................    $ 75,680   $ 61,740   $ 42,838   $ 35,200   $ 30,577
Operating expenses:
   Research and development, including stock-based
      compensation of ($21) in 2005, $426 in 2004, $5,048 in
      2003, $5,155 in 2002 and $5,539 in 2001 ......................      93,625     90,586     82,198     74,859     53,355
   General and administrative, including stock-based
      compensation of $0 in 2005, $412 in 2004, $5,067 in
      2003, $5,113 in 2002 and $5,231 in 2001 ......................      18,174     18,608     23,233     23,234     20,861
                                                                        --------   --------   --------   --------   --------
Total operating expenses ...........................................     111,799    109,194    105,431     98,093     74,216
                                                                        --------   --------   --------   --------   --------
Loss from operations ...............................................     (36,119)   (47,454)   (62,593)   (62,893)   (43,639)
Interest and other income, net .....................................         (77)       282      1,471      3,223      8,467
                                                                        --------   --------   --------   --------   --------
Loss before taxes and cumulative effect of a change in
   accounting principle ............................................     (36,196)   (47,172)   (61,122)   (59,670)   (35,172)
Income tax provision ...............................................         119         --         --         --         --
                                                                        --------   --------   --------   --------   --------
Loss before cumulative effect of a change in
   accounting principle ............................................     (36,315)   (47,172)   (61,122)   (59,670)   (35,172)
Cumulative effect of a change in accounting principle (1) ..........          --         --     (3,076)        --         --
                                                                        --------   --------   --------   --------   --------
Net loss ...........................................................    $(36,315)  $(47,172)  $(64,198)  $(59,670)  $(35,172)
                                                                        ========   ========   ========   ========   ========
Net loss per common share basic and diluted:
   Loss before cumulative effect of a change in accounting principle    $  (0.57)     (0.74)  $  (1.08)     (1.14)     (0.70)
   Cumulative effect of a change in accounting principle ...........          --         --      (0.05)        --         --
                                                                        --------   --------   --------   --------   --------
Net loss per common share, basic and diluted .......................    $  (0.57)     (0.74)  $  (1.13)     (1.14)     (0.70)
                                                                        ========   ========   ========   ========   ========
   Shares used in computing net loss per common
      share, basic and diluted .....................................      63,962     63,327     56,820     52,263     50,213

                                                                                  AS OF DECEMBER 31,
                                                               --------------------------------------------------------
                                                                  2005        2004        2003        2002       2001
                                                               ---------   ---------   ---------   ---------   --------
                                                                                     (in thousands)
BALANCE SHEET DATA:
Cash, cash equivalents and investments, including restricted cash and investments of $430 in 2005, $430 in 2004,
   $57,514 in 2003, $57,710 in 2002 and $43,338 in 2001 ....   $  99,695   $  87,558   $ 161,001   $ 123,096   $166,840
Working capital ............................................      48,584      60,038     139,739     111,833    147,663
Total assets ...............................................     218,714     211,980     284,199     201,772    239,990
Long-term debt, net of current portion .....................      32,189      32,940      56,344       4,000         --
Accumulated deficit ........................................    (297,430)   (261,115)   (213,943)   (149,745)   (90,075)
Stockholders' equity .......................................      85,802     121,594     166,216     169,902    218,372

----------
(1) Upon adoption of FASB Interpretation No. 46, or FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," the Company consolidated the assets of the variable interest entity, which were comprised of property and improvements funded under a synthetic lease. These assets had a carrying value of $54.8 million, net of accumulated depreciation of $3.1 million on December 31, 2003. The Company also consolidated the variable interest entity's debt of $52.3 million and non-controlling interests of $2.5 million, which amounts are included in long-term debt and other long-term liabilities, respectively. Additionally, the Company recorded a cumulative effect of a change in accounting principle equal to the accumulated depreciation of $3.1 million for the period from the date the buildings were placed in service under the synthetic lease through December 31, 2003. In April 2004, Lexicon purchased the facilities subject to the synthetic lease, repaying the amounts funded under the synthetic lease with proceeds from a mortgage financing and cash.

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

     We employ internal resources and drug discovery alliances to discover potential small molecule, antibody and protein drugs for in vivo-validated drug targets that we consider to have high pharmaceutical value. We use our own sophisticated libraries of drug-like chemical compounds and an industrialized medicinal chemistry platform to identify small molecule drug candidates for our in vivo-validated drug targets. We have established alliances with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field; with Genentech, Inc. for the discovery of therapeutic proteins and antibody targets and the development of antibody and protein drugs based on those targets; with N.V. Organon for the discovery of another group of therapeutic proteins and antibody targets and the development and commercialization of antibody and protein drugs based on those targets; and with Takeda Pharmaceutical Company Limited to discover new drugs for the treatment of high blood pressure. In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies under which we receive fees and, in some cases, are eligible to receive milestone and royalty payments, for access to some of our technologies and discoveries for use in their own drug discovery efforts.

     We derive substantially all of our revenues from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts, and technology licenses. To date, we have generated a substantial portion of our revenues from a limited number of sources.

     Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in establishing collaborations, alliances and technology licenses, expirations of our collaborations and alliances, the success rate of our discovery efforts leading to opportunities for new collaborations, alliances and licenses, as well as milestone payments and royalties, the timing and willingness of collaborators to commercialize products which may result in royalties, and general and industry-specific economic conditions which may affect research and development expenditures. Our future revenues from collaborations, alliances and government grants and contracts are uncertain because our existing agreements have fixed terms or relate to specific projects of limited duration. Our future revenues from technology licenses are uncertain because they depend, in large part, on securing new agreements. Subject to limited exceptions, we do not intend to offer subscriptions to our databases or make our compound libraries available for purchase in the future. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators, grantees, and licensees, and to negotiate agreements that we believe are in our long-term best interests. We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues. Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

     Since our inception, we have incurred significant losses and, as of December 31, 2005, we had an accumulated deficit of $297.4 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

     As of December 31, 2005 we had net operating loss carryforwards of approximately $184.7 million. We also had research and development tax credit carryforwards of approximately $12.4 million. The net operating loss and credit carryforwards will expire at various dates beginning in 2011, if not utilized. Utilization of the net operating losses and credits may be significantly limited due to a change in ownership as defined by provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. We recorded a $119,000 income tax provision representing current alternative minimum tax payable based on taxable income for the year ended December 31, 2005.

CRITICAL ACCOUNTING POLICIES

     REVENUE RECOGNITION

     We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

     Upfront fees under our drug discovery alliances are recognized as revenue on a straight-line basis over the estimated period of service, generally the contractual research term, to the extent they are non-refundable. Research funding under these alliances is recognized as services are performed to the extent they are non-refundable, either on a straight-line basis over the estimated service period, generally the contractual research term; or as contract research costs are incurred. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Fees for access to our databases and other target validation resources are recognized ratably over the subscription or access period. Payments received under target validation collaborations and government grants and contracts are recognized as revenue as we perform our obligations related to such research to the extent such fees are non-refundable. Non-refundable technology license fees are recognized as revenue upon the grant of the license when performance is complete and there is no continuing involvement.

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

     We have advanced two of our drug discovery programs, LX-6171 and LX-1031, into preclinical development in preparation for regulatory filings for the commencement of clinical trials. The drug development process takes many years to complete. The cost and length of time varies due to many factors, including the type, complexity and intended use of the product candidate. We estimate that drug development activities are typically completed over the following periods:

         PHASE            ESTIMATED COMPLETION PERIOD
-----------------------   ---------------------------
Preclinical development            1-2 years
Phase 1 clinical trials            1-2 years
Phase 2 clinical trials            1-2 years
Phase 3 clinical trials            2-4 years

     We expect research and development costs to increase in the future as our drug discovery programs advance in preclinical development and clinical trials. Due to the variability in the length of time necessary for drug development, the uncertainties related to the cost of these activities and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our potential product candidates to market are not available.

     We record our research and development costs by type or category, rather than by project. Significant categories of costs include personnel, facilities and equipment costs, laboratory supplies and third-party and other services. In addition, a significant portion of our research and development expenses is not tracked by project as it benefits multiple projects. Consequently, fully-loaded research and development cost summaries by project are not available.

     GOODWILL IMPAIRMENT

     Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level. We have determined that the reporting unit is the single operating segment disclosed in our current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit. Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date. A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2005.

RECENT ACCOUNTING PRONOUNCEMENT

     In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123 (Revised), "Share-Based Payment," or SFAS 123 (Revised). The statement eliminates the ability to account for stock-based compensation using Accounting Principles Board Opinion No. 25 and requires such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. We adopted this statement on January 1, 2006 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or canceled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period. We are currently evaluating the impact of SFAS 123 (Revised) on our financial condition and results of operation. However, using a Black-Scholes option pricing model consistent with our current practice, the adoption of SFAS 123 (Revised) on January 1, 2006 is estimated to result in additional compensation expense of approximately $7.0 million to $9.0 million for the year ended December 31, 2006. This estimate is dependent upon market price, assumptions used in estimating the fair value of stock options, and the level of stock option grants and cancellations in 2006.

RESULTS OF OPERATIONS - COMPARISON OF YEARS ENDED DECEMBER 31, 2005, 2004 AND
2003

     REVENUES

     Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

                         YEAR ENDED DECEMBER 31,
                         -----------------------
                          2005    2004     2003
                          -----   -----   -----
Total revenues .......    $75.7   $61.7   $42.8
Dollar increase ......    $14.0   $18.9
Percentage increase ..       23%     44%

Years Ended December 31, 2005 and 2004

     - Collaborative research - Revenue from collaborative research increased 40% in 2005 to $69.6 million, primarily due to the commencement in May 2005 of our alliance with Organon, our completion of two performance milestones under our alliance with Genentech, and our award from the Texas Enterprise Fund. Revenue in 2004 included performance milestone payments under our Genentech and Takeda alliances as well as revenues recognized under our therapeutic protein discovery alliance with Incyte, for which the collaboration period ended in June 2004.

     - Subscription and license fees - Revenue from subscriptions and license fees decreased 49% in 2005 to $6.1 million due to the expiration of Bristol-Myers Squibb's and Incyte's subscriptions to our LexVision database in December 2004 and June 2004, respectively. This was offset in part by higher technology license fees in the current year.

Years Ended December 31, 2004 and 2003

     - Collaborative research - Revenue from collaborative research increased 134% in 2004 to $49.7 million, primarily due to increased revenue under our alliance with Bristol-Myers Squibb, which commenced in December 2003, our completion of a performance milestone under our alliance with Genentech, and the commencement in July 2004 of our alliance with Takeda. This was offset in part by a decrease in revenues from target validation collaborations due to the scheduled conclusion of many of these arrangements and the expiration of the collaboration period under our alliance with Incyte in June 2004.

     - Subscription and license fees - Revenue from subscriptions and license fees decreased 44% in 2004 to $12.0 million, due to decreased technology license fees and the expiration of Incyte's subscription to our LexVision database in June 2004.

     In 2005, Bristol-Myers Squibb, Genentech and Organon represented 34%, 30% and 16% of revenues, respectively. In 2004, Bristol-Myers Squibb, Genentech and Incyte represented 43%, 26% and 8% of revenues, respectively. In 2003, Incyte, Amgen, Inc., Bristol-Myers Squibb and Genentech represented 23%, 15%, 14% and 14% of revenues, respectively.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                              2005    2004    2003
                                             -----   -----   -----
Total research and development expense ..    $93.6   $90.6   $82.2
Dollar increase .........................    $ 3.0   $ 8.4
Percentage increase .....................        3%     10%

     Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.

Years Ended December 31, 2005 and 2004

     - Personnel - Personnel costs increased 7% in 2005 to $46.3 million, primarily due to increased personnel to support the expansion of our drug discovery programs and merit-based pay increases for employees. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

     - Facilities and equipment - Facilities and equipment costs increased 4% in 2005 to $21.0 million, primarily due to an increase in utility costs.

     - Laboratory supplies - Laboratory supplies expense decreased 4% in 2005 to $13.5 million, primarily due to decreased purchases of specialty reagents and compounds.

     - Third-party and other services - Third-party and other services decreased 4% in 2005 to $7.2 million, primarily due to the termination of our subscription to a third-party database offset, in part, by an increase in third-party research costs. Third-party and other services include third-party research, subscriptions to third-party databases, technology licenses, legal and patent fees.

     - Stock-based compensation - Stock-based compensation expense decreased by $0.4 million in 2005 due to the fact that all deferred stock compensation related to option grants made prior to our April 2000 initial public offering was fully amortized as of January 31, 2004.

     -    Other - Other costs increased by 11% in 2005 to $5.6 million.

Years Ended December 31, 2004 and 2003

     - Personnel - Personnel costs increased 24% in 2004 to $43.3 million, primarily due to increased personnel to support the expansion of our drug discovery programs, merit-based pay increases for employees and increasing employee benefit costs.

     - Facilities and equipment - Facilities and equipment costs increased 2% in 2004 to $20.2 million, primarily due to an increase in depreciation expense on our facilities in The Woodlands, Texas. The increase was offset, in part, by the elimination of rent expense for those facilities as a result of our consolidation of the lessor under our synthetic lease on December 31, 2003 and subsequent refinancing of those facilities as well as the January 2004 expiration of the lease for our former facility in East Windsor, New Jersey.

     - Laboratory supplies - Laboratory supplies expense increased 27% in 2004 to $14.1 million, primarily due to increased purchases of consumables and other supplies related to our drug discovery activities, as well as compound acquisitions.

     - Third-party and other services - Third-party and other services increased 7% in 2004 to $7.5 million, primarily due to an increase in third-party research costs offset, in part, by the termination of our subscription to a third-party database.

     - Stock-based compensation - Stock-based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 92% in 2004 to $0.4 million. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004, when these options became fully vested.

     -    Other - Other costs increased by 17% in 2004 to $5.0 million.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                2005    2004    2003
                                               -----   -----   -----
Total general and administrative expense ..    $18.2   $18.6   $23.2
Dollar decrease ...........................    $ 0.4   $ 4.6
Percentage decrease .......................        2%     20%

     General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.

Years Ended December 31, 2005 and 2004

     - Personnel - Personnel costs increased 2% in 2005 to $10.8 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

     - Facilities and equipment - Facilities and equipment costs were $3.1 million in 2005, consistent with the prior year.

     - Professional fees - Professional fees decreased 10% in 2005 to $1.9 million, primarily due to decreased litigation costs.

     - Stock-based compensation - Stock-based compensation expense decreased by $0.4 million in 2005 due to the fact that all deferred stock compensation related to option grants made prior to our April 2000 initial public offering was fully amortized as of January 31, 2004.

     - Other - Other costs were $2.4 million in 2005, consistent with the prior year.

Years Ended December 31, 2004 and 2003

     - Personnel - Personnel costs were $10.6 million in 2004, consistent with the prior year.

     - Facilities and equipment - Facilities and equipment costs decreased 15% in 2004 to $3.1 million, primarily due to the elimination of rent expense on our facilities in The Woodlands, Texas as a result of our consolidation of the lessor under our synthetic lease on December 31, 2003 and subsequent refinancing of those facilities, as well as the January 2004 expiration of the lease for our former facility in East Windsor, New Jersey.

     - Professional fees - Professional fees increased 30% in 2004 to $2.1 million, primarily due to increased board of director, audit and consulting fees.

     - Stock-based compensation - Stock-based compensation expense, primarily relating to option grants made prior to our April 2000 initial public offering, decreased 92% in 2004 to $0.4 million. All deferred stock compensation relating to these options was fully amortized as of January 31, 2004, when these options became fully vested.

     -    Other - Other costs increased 6% in 2004 to $2.4 million.

     INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME, NET

     Interest Income. Interest income increased 61% in 2005 to $2.6 million from $1.6 million in 2004 and 2003, primarily due to higher interest rates.

     Interest Expense. Interest expense increased 23% in 2005 to $3.3 million from $2.7 million in 2004, and 718% in 2004 from $0.3 million in 2003. In April 2004, we purchased our facilities in The Woodlands, Texas from the lessor under our previous synthetic lease agreement, using the proceeds from a $34.0 million mortgage and cash. Interest expense increased in 2005 as compared to 2004 as a result of a full year of interest expense under the mortgage. Interest expense increased in 2004 as compared to 2003 as a result of the mortgage and the fact that, prior to our consolidation of the lessor under the synthetic lease on December 31, 2003, interest expense incurred under the synthetic lease was recorded as rent expense.

     Other Income. Other income decreased 57% in 2005 to $0.6 million from $1.3 million in 2004, and increased 441% in 2004 from $0.2 million in 2003. Other income in 2004 included a settlement with our former insurance provider for a disputed claim under our insurance policy.

     NET LOSS AND NET LOSS PER COMMON SHARE

     Loss and Loss per Common Share before Cumulative Effect of a Change in Accounting Principle. Loss before a change in accounting principle decreased to $36.3 million in 2005 from $47.2 million in 2004 and $61.1 million in 2003. Loss per common share before a change in accounting principle decreased to $0.57 in 2005 from $0.74 in 2004 and $1.08 in 2003. Loss before a change in accounting principle includes stock-based compensation expense of $0.8 million and $10.1 million in 2004 and 2003, respectively.

     Change in Accounting Principle. We adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," or FIN 46, on December 31, 2003. We determined that the lessor under the synthetic lease is a variable interest entity as defined by FIN 46, and that we absorb a majority of the variable interest entity's expected losses. Accordingly, we recorded a cumulative effect of a change in accounting principle equal to the accumulated depreciation of $3.1 million for the period from the date the buildings were placed in service under the synthetic lease through December 31, 2003.

     Net Loss and Net Loss per Common Share. Net loss decreased to $36.3 million in 2005 from $47.2 million in 2004 and $64.2 million in 2003. Net loss per common share decreased to $0.57 in 2005 from $0.74 in 2004 and $1.13 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription, and license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. From our inception through December 31, 2005, we had received net proceeds of $295.4 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000 and $50.1 million from our July 2003 common stock offering. In addition, from our inception through December 31, 2005, we received $347.4 million in cash payments from drug discovery alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents and government grants and contracts, of which $268.7 million had been recognized as revenues through December 31, 2005.

     As of December 31, 2005, we had $99.7 million in cash, cash equivalents and short-term investments (including $0.4 million of restricted investments), as compared to $87.6 million (including $0.4 million of restricted cash and investments) as of December 31, 2004. Cash of $23.4 million was provided by operations in 2005. This consisted primarily of the net loss for the year of $36.3 million offset by non-cash charges of $10.4 million related to depreciation expense and $1.2 million related to amortization of intangible assets other than goodwill; a $44.0 million increase in deferred revenue; and changes in other operating assets and liabilities of $4.1 million. Investing activities used cash of $16.0 million, primarily due to purchases of property and equipment of $11.3 million and net purchases of short-term investments of $4.8 million. We used cash of $95,000 in financing activities. This consisted of principal repayments of $0.7 million on the mortgage loan, offset by cash proceeds of $0.6 million from stock option exercises.

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

     In December 2002, we borrowed $4.0 million under a note agreement with Genentech. The proceeds of the loan are to be used to fund research efforts under our alliance with Genentech for the discovery of therapeutic proteins and antibody targets. On November 30, 2005, the note agreement was amended to extend the maturity date of the loan by one year to December 31, 2006. No other terms of the note agreement were changed. We may repay the note, at any time, at our option, in cash, in shares of our common stock valued at the then-current market value, or in a combination of cash and shares, subject to certain limitations. The note accrues interest at an annual rate of 8%, compounded quarterly.

     Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2005:

                                             PAYMENTS DUE BY PERIOD (IN MILLIONS)
                                  ---------------------------------------------------------
                                          LESS THAN 1                           MORE THAN 5
CONTRACTUAL OBLIGATIONS           TOTAL       YEAR      1-3 YEARS   3-5 YEARS      YEARS
-----------------------           -----   -----------   ---------   ---------   -----------
Debt ..........................   $37.0      $ 4.8        $ 1.7       $ 2.0        $28.5
Interest payment obligations ..    21.7        4.2          5.2         4.9          7.4
Operating leases ..............    18.5        2.3          4.8         5.0          6.4
                                  -----      -----        -----       -----        -----
   Total ......................   $77.2      $11.3        $11.7       $11.9        $42.3
                                  =====      =====        =====       =====        =====

     Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from drug discovery alliances, target validation collaborations, government grants and contracts, and technology licenses will be sufficient to fund our operations for approximately the next two years. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

     Based on such assessment using those criteria, management believes that, as of December 31, 2005, our internal control over financial reporting is effective.

     Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item as to our directors and executive officers is hereby incorporated by reference from the information appearing under the captions "Stock Ownership of Certain Beneficial Owners and Management
- Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors" and "Executive Compensation - Executive Officers" in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item as to our management is hereby incorporated by reference from the information appearing under the captions "Executive Compensation" and "Election of Directors - Director Compensation" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2005. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in our proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item as to the ownership by management and others of our securities is hereby incorporated by reference from the information appearing under the captions "Stock Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item as to certain business relationships and transactions with our management and other related parties is hereby incorporated by reference from the information appearing under the captions "Election of Directors - Certain Transactions with Directors" and "Election of Directors - Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption "Ratification and Approval of Independent Auditors - Compensation of Independent Auditors" in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  Documents filed as a part of this report:

          1.   Consolidated Financial Statements

                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm..................    F-1
Report of Independent Registered Public Accounting Firm..................    F-2
Consolidated Balance Sheets..............................................    F-3
Consolidated Statements of Operations....................................    F-4
Consolidated Statements of Stockholders' Equity..........................    F-5
Consolidated Statements of Cash Flows....................................    F-6
Notes to Consolidated Financial Statements...............................    F-7

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

    *10.1   -- Restated Employment Agreement with Arthur T. Sands, M.D., Ph.D.

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

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
     10.9   -- Consulting Agreement with C. Thomas Caskey, M.D. dated March 28,
               2005 (filed as Exhibit 10.1 to the Company's Quarterly Report on
               Form 10-Q for the period ended March 31, 2005 and incorporated by reference herein).

    10.10   -- Form of Indemnification Agreement with Officers and Directors
               (filed as Exhibit 10.7 to the Company's Registration Statement on
               Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

   *10.11   -- Summary of Non-Employee Director Compensation.

   *10.12   -- Summary of 2006 Named Executive Officer Cash Compensation.

    10.13   -- 2000 Equity Incentive Plan (filed as Exhibit 10.10 to the
               Company's Annual Report on Form 10-K for the period ended
               December 31, 2004 and incorporated by reference herein).

   *10.14   -- 2000 Non-Employee Directors' Stock Option Plan.

    10.15   -- Coelacanth Corporation 1999 Stock Option Plan (filed as Exhibit
               99.1 to the Company's Registration Statement on Form S-8
               (Registration No. 333-66380) and incorporated by reference herein).

    10.16   -- Form of Stock Option Agreement with Officers under the 2000
               Equity Incentive Plan (filed as Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the period ended September 30,
               2004 and incorporated by reference herein).

   *10.17   -- Form of Stock Option Agreement with Chairman of Board of
               Directors under the 2000 Equity Incentive Plan.

    10.18   -- Form of Stock Option Agreement with Directors under the 2000
               Non-Employee Directors' Stock Option Plan (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004 and incorporated by reference herein).

   +10.19   -- Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.15 to the amendment to the Company's Annual Report on Form 10-K/A for the
               period ended December 31, 2003, as filed on July 16, 2004, and incorporated by reference herein).

   +10.20   -- Collaboration Agreement, dated July 27, 2004, with Takeda
               Pharmaceutical Company Limited (filed as Exhibit 10.1 to the
               Company's Quarterly Report on Form 10-Q for the period ended
               September 30, 2004 and incorporated by reference herein).

   +10.21   -- Collaboration and License Agreement, dated May 16, 2005, with
               N.V. Organon and (only with respect to Section 9.4 thereof)
               Intervet Inc. (filed as Exhibit 10.1 to the Company's Quarterly
               Report on Form 10-Q for the period ended June 30, 2005 and incorporated by reference herein).

  *+10.22   -- Second Amended and Restated Collaboration and License Agreement,
               dated November 30, 2005, with Genentech, Inc.

    10.23   -- Economic Development Agreement dated July 15, 2005, with the
               State of Texas and the Texas A&M University System (filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein).

   +10.24   -- Collaboration and License Agreement, dated July 15, 2005, with the Texas A&M University System and the Texas Institute for
               Genomic Medicine (filed as Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the period ended September 30,
               2005 and incorporated by reference herein).

    10.25   -- Loan and Security Agreement, dated April 21, 2004, between
               Lex-Gen Woodlands, L.P. and iStar Financial Inc. (filed as
               Exhibit 10.18 to the Company's Annual Report

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
               on Form 10-K for the period ended December 31, 2004 and
               incorporated by reference herein).

    10.26   -- Lease Agreement, dated May 23, 2002, between Lexicon
               Pharmaceuticals (New Jersey), Inc. and Townsend Property Trust
               Limited Partnership (filed as Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein).

     21.1   -- Subsidiaries (filed as Exhibit 21.1 to the Company's Annual
               Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein).

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

                                        LEXICON GENETICS INCORPORATED


Date: March 3, 2006                     By: /s/ ARTHUR T. SANDS
                                            ------------------------------------
                                            Arthur T. Sands, M.D., Ph.D.
                                            President and
                                            Chief Executive Officer


Date: March 3, 2006                     By: /s/ JULIA P. GREGORY
                                            ------------------------------------
                                            Julia P. Gregory
                                            Executive Vice President,
                                            Corporate Development and
                                            Chief Financial Officer

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

          SIGNATURE                           TITLE                    DATE
          ---------                           -----                    ----


/S/ ARTHUR T. SANDS               President and                   March 3, 2006
-------------------------------   Chief Executive Officer
Arthur T. Sands, M.D., Ph.D.      (Principal Executive Officer)


/S/ JULIA P. GREGORY              Executive Vice President,       March 3, 2006
-------------------------------   Corporate Development and
Julia P. Gregory                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)


/S/ SAM L. BARKER                 Chairman of the Board of        March 3, 2006
-------------------------------   Directors
Sam L. Barker, Ph.D.


/S/ C. THOMAS CASKEY              Director                        March 3, 2006
-------------------------------
C. Thomas Caskey, M.D.


/S/ PATRICIA M. CLOHERTY          Director                        March 3, 2006
-------------------------------
Patricia M. Cloherty


/S/ ROBERT J. LEFKOWITZ           Director                        March 3, 2006
-------------------------------
Robert J. Lefkowitz, M.D.


/S/ ALAN S. NIES                  Director                        March 3, 2006
-------------------------------
Alan S. Nies, M.D.


/S/ FRANK PALANTONI               Director                        March 3, 2006
-------------------------------
Frank Palantoni


/S/ CLAYTON S. ROSE               Director                        March 3, 2006
-------------------------------
Clayton S. Rose

                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lexicon Genetics Incorporated:

We have audited the accompanying consolidated balance sheets of Lexicon Genetics Incorporated and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexicon Genetics Incorporated and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lexicon Genetics Incorporated's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2006 expressed an unqualified opinion thereon.


                                        /s/ ERNST & YOUNG LLP

Houston, Texas
February 27, 2006

                              REPORT OF INDEPENDENT
                        REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lexicon Genetics Incorporated:

We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Lexicon Genetics Incorporated (Lexicon) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lexicon's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Lexicon Genetics Incorporated maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Lexicon Genetics Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexicon Genetics Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005 of Lexicon Genetics Incorporated and our report dated February 27, 2006 expressed an unqualified opinion thereon.


                                        /s/ ERNST & YOUNG LLP

Houston, Texas
February 27, 2006

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                 AS OF DECEMBER 31,
                                                                               ---------------------
                                                                                 2005        2004
                                                                               ---------   ---------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $  21,970   $  14,612
   Short-term investments, including restricted investments of $430 ........      77,725      72,946
   Accounts receivable, net of allowances of $45 and $75, respectively .....       2,586       5,345
   Other receivables .......................................................          22       1,052
   Prepaid expenses and other current assets ...............................       3,744       4,793
                                                                               ---------   ---------
      Total current assets .................................................     106,047      98,748
Property and equipment, net of accumulated depreciation and amortization
   of $47,926 and $41,892, respectively ....................................      85,265      84,573
Goodwill ...................................................................      25,798      25,798
Intangible assets, net of amortization of $5,360 and $4,160, respectively...         640       1,840
Other assets ...............................................................         964       1,021
                                                                               ---------   ---------
      Total assets .........................................................   $ 218,714   $ 211,980
                                                                               =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   6,883   $   7,574
   Accrued liabilities .....................................................       6,787       6,945
   Current portion of deferred revenue .....................................      39,042      19,500
   Current portion of long-term debt .......................................       4,751       4,691
                                                                               ---------   ---------
      Total current liabilities ............................................      57,463      38,710
Deferred revenue, net of current portion ...................................      42,540      18,092
Long-term debt .............................................................      32,189      32,940
Other long-term liabilities ................................................         720         644
                                                                               ---------   ---------
      Total liabilities ....................................................     132,912      90,386
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000 shares authorized;
      no shares issued and outstanding .....................................          --          --
   Common stock, $.001 par value; 120,000 shares authorized;
      64,554 and 63,491 shares issued and outstanding, respectively ........          64          63
   Additional paid-in capital ..............................................     383,222     382,666
   Deferred stock compensation .............................................          (2)        (20)
   Accumulated deficit .....................................................    (297,430)   (261,115)
   Accumulated other comprehensive loss ....................................         (52)         --
                                                                               ---------   ---------
      Total stockholders' equity ...........................................      85,802     121,594
                                                                               ---------   ---------
      Total liabilities and stockholders' equity ...........................   $ 218,714   $ 211,980
                                                                               =========   =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   2005       2004       2003
                                                                 --------   --------   --------
Revenues:
   Collaborative research ....................................   $ 69,567   $ 49,736   $ 21,242
   Subscription and license fees .............................      6,113     12,004     21,550
   Other .....................................................         --         --         46
                                                                 --------   --------   --------
      Total revenues .........................................     75,680     61,740     42,838
Operating expenses:
   Research and development, including stock-based
      compensation of $(21), $426, and $5,048, respectively ..     93,625     90,586     82,198
   General and administrative, including stock-based
      compensation of $0, $412, and $5,067 respectively ......     18,174     18,608     23,233
                                                                 --------   --------   --------
      Total operating expenses ...............................    111,799    109,194    105,431
                                                                 --------   --------   --------
Loss from operations .........................................    (36,119)   (47,454)   (62,593)
Interest income ..............................................      2,645      1,638      1,555
Interest expense .............................................     (3,280)    (2,660)      (325)
Other income, net ............................................        558      1,304        241
                                                                 --------   --------   --------
Loss before taxes and cumulative effect of a change
   in accounting principle ...................................    (36,196)   (47,172)   (61,122)
Income tax provision .........................................        119         --         --
                                                                 --------   --------   --------
Loss before cumulative effect of a change
   in accounting principle ...................................    (36,315)   (47,172)   (61,122)
Cumulative effect of a change in accounting principle ........         --         --     (3,076)
                                                                 --------   --------   --------
Net loss .....................................................   $(36,315)  $(47,172)  $(64,198)
                                                                 ========   ========   ========
Net loss per common share basic and diluted:
   Loss before cumulative effect of a
      change in accounting principle .........................   $  (0.57)  $  (0.74)  $  (1.08)
   Cumulative effect of a change in accounting principle .....         --         --      (0.05)
                                                                 --------   --------   --------
   Net loss per common share, basic and diluted ..............   $  (0.57)  $  (0.74)  $  (1.13)
                                                                 ========   ========   ========
Shares used in computing net loss per common share,
   basic and diluted .........................................     63,962     63,327     56,820

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                       ACCUMULATED
                                           COMMON STOCK      ADDITIONAL     DEFERRED                       OTHER           TOTAL
                                        ------------------     PAID-IN        STOCK      ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                        SHARES   PAR VALUE     CAPITAL    COMPENSATION     DEFICIT          LOSS           EQUITY
                                        ------   ---------   ----------   ------------   -----------   -------------   -------------
Balance at December 31, 2002 ........   52,367      $52       $330,701      $(11,106)     $(149,745)       $ --          $169,902
Deferred stock compensation, net
   of reversals .....................       --       --            (92)           92             --          --                --
Amortization of deferred stock
   compensation .....................       --       --             --        10,115             --          --            10,115
Public offering of common stock,
   net of offering costs ............   10,240       10         50,147            --             --          --            50,157
Exercise of common stock options ....      102        1            239            --             --          --               240
Exercise of common stock warrants ...      118       --             --            --             --          --                --
Net and comprehensive loss ..........       --       --             --            --        (64,198)         --           (64,198)
                                        ------      ---       --------      --------      ---------        ----          --------
Balance at December 31, 2003 ........   62,827       63        380,995          (899)      (213,943)         --           166,216
Deferred stock compensation, net
   of reversals .....................       --       --            (41)           41             --          --                --
Amortization of deferred stock
   compensation .....................       --       --             --           838             --          --               838
Exercise of common stock options ....      664       --          1,712            --             --          --             1,712
Net and comprehensive loss ..........       --       --             --            --        (47,172)         --           (47,172)
                                        ------      ---       --------      --------      ---------        ----          --------
Balance at December 31, 2004 ........   63,491       63        382,666           (20)      (261,115)         --           121,594
Deferred stock compensation, net
   of reversals .....................       --       --            (39)           39             --          --                --
Amortization of deferred stock
   compensation .....................       --       --             --           (21)            --          --               (21)
Exercise of common stock options ....    1,063        1            595            --             --          --               596
Net loss ............................       --       --             --            --        (36,315)         --           (36,315)
Unrealized loss on investments ......       --       --             --            --             --         (52)              (52)
                                                                                                                         --------
Comprehensive loss ..................                                                                                     (36,367)
                                        ------      ---       --------      --------      ---------        ----          --------
Balance at December 31, 2005 ........   64,554      $64       $383,222      $     (2)     $(297,430)       $(52)         $ 85,802
                                        ======      ===       ========      ========      =========        ====          ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------
                                                                            2005        2004        2003
                                                                         ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................   $ (36,315)  $ (47,172)  $ (64,198)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation ...................................................      10,456      10,834      10,215
      Amortization of intangible assets, other than goodwill .........       1,200       1,200       1,200
      Amortization of deferred stock compensation ....................         (21)        838      10,115
      (Gain) loss on disposal of property and equipment ..............          10         (11)        (18)
      Cumulative effect of a change in accounting principle ..........          --          --       3,076
      Changes in operating assets and liabilities:
         (Increase) decrease in receivables ..........................       3,789         174      (1,428)
         (Increase) decrease in prepaid expenses and other current
            assets ...................................................       1,049        (860)        960
         (Increase) decrease in other assets .........................          57        (841)      1,060
         Increase (decrease) in accounts payable and other
            liabilities ..............................................        (773)      3,682       2,257
         Increase (decrease) in deferred revenue .....................      43,990     (10,100)     29,045
                                                                         ---------   ---------   ---------
            Net cash provided by (used in) operating activities ......      23,442     (42,256)     (7,716)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...............................     (11,281)    (11,811)     (4,824)
   Proceeds from disposal of property and equipment ..................         123          91          48
   Decrease in restricted cash .......................................          --      14,372      15,115
   Purchase of short-term investments ................................    (175,235)   (178,355)   (212,869)
   Sale of short-term investments ....................................     170,404     216,182     170,939
                                                                         ---------   ---------   ---------
            Net cash provided by (used in) investing activities ......     (15,989)     40,479     (31,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ............................         596       1,712      50,397
   Proceeds from debt borrowings .....................................          --      34,000          --
   Repayment of debt borrowings ......................................        (691)    (52,713)         --
   Repayment of other long-term liabilities ..........................          --      (2,466)         --
                                                                         ---------   ---------   ---------
            Net cash provided by (used in) financing activities ......         (95)    (19,467)     50,397
                                                                         ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents .................       7,358     (21,244)     11,090
Cash and cash equivalents at beginning of year .......................      14,612      35,856      24,766
                                                                         ---------   ---------   ---------
Cash and cash equivalents at end of year .............................   $  21,970   $  14,612   $  35,856
                                                                         =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ............................................   $   2,783   $   1,985   $       4

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
   ACTIVITIES:
   Unrealized loss on investments ....................................   $     (52)  $      --   $      --
   Deferred stock compensation, net of reversals .....................   $      39   $      41   $      92
   Retirement of property and equipment ..............................   $   4,554   $     963   $   1,148
   Property and equipment recorded in connection with
      consolidation of variable interest entity ......................   $      --   $      --   $  54,811
   Long-term debt recorded in connection with consolidation of
      variable interest entity .......................................   $      --   $      --   $ (52,344)
   Other long-term liabilities recorded in connection with
      consolidation of variable interest entity ......................   $      --   $      --   $  (2,467)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

1.   ORGANIZATION AND OPERATIONS

Lexicon Genetics Incorporated (Lexicon or the Company) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to discover the functions and pharmaceutical utility of genes and use those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease.

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, payments received under collaboration and alliance agreements, database subscription agreements, government grants and contracts, technology licenses, and financing obtained under debt and lease arrangements. The Company's future success is dependent upon many factors, including, but not limited to, its ability to discover and develop pharmaceutical products for the treatment of human disease, discover additional promising candidates for drug discovery and development using its gene knockout technology, establish additional collaboration and license agreements, achieve milestones under such agreements, obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities. As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company's future success.

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

Cash, Cash Equivalents and Short-term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of certificates of deposit, U.S. government agency debt obligations, corporate debt securities and auction rate securities. Short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities. The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security. Unrealized gains and losses on such securities are reported as a separate component of stockholders equity. Net realized gains and losses, interest and dividends are included in interest income. The cost of securities sold is based on the specific identification method.

Restricted Cash and Investments: Lexicon is required to maintain restricted cash or investments to collateralize standby letters of credit for the lease on its office and laboratory facilities in Hopewell, New Jersey (see Note 10). As of December 31, 2005 and 2004, restricted cash and investments were $0.4 million.

Concentration of Credit Risk: Lexicon's cash equivalents, short-term investments and accounts receivable represent potential concentrations of credit risk. The Company minimizes potential concentrations of risk in cash equivalents and short-term investments by placing investments in high-quality financial instruments. The Company's accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in the United States, Europe and Japan. The Company has not experienced any significant credit losses to date. In 2005, customers in the United States, Europe and Japan represented 78%, 16% and 6% of revenue, respectively. In 2004, customers in the United States, Japan and Europe represented 93%, 6% and 1% of revenue, respectively. In 2003, customers in the United States, Europe and Japan represented 89%, 10% and 1% of revenue, respectively. At December 31, 2005, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery of the functions and pharmaceutical utility of genes and the use of those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease. Substantially all of the Company's revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, government grants and contracts and compound library sales. In 2005, Bristol-Myers Squibb Company, Genentech, Inc. and N.V. Organon represented 34%, 30% and 16% of revenues, respectively. In 2004, Bristol-Myers Squibb, Genentech and Incyte Corporation represented 43%, 26% and 8% of revenues, respectively. In 2003, Incyte, Amgen Inc., Bristol-Myers Squibb and Genentech represented 23%, 15%, 14% and 14% of revenues, respectively.

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

Goodwill Impairment: Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2005.

Revenue Recognition: Revenues are recognized under Staff Accounting Bulletin
(SAB) No. 104, "Revenue Recognition," when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. Payments received in advance under these arrangements are recorded as deferred revenue until earned. Revenues are earned from drug discovery alliances, target validation collaborations, database subscriptions, technology licenses, and government grants and contracts.

Upfront fees under drug discovery alliances are recognized as revenue on a straight-line basis over the estimated period of service, generally the contractual research term, to the extent they are non-refundable. Research funding under these alliances is recognized as services are performed to the extent they are non-refundable, either on a straight-line basis over the estimated service period, generally the contractual research term; or as contract research costs are incurred. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Fees for access to databases and other target validation resources are recognized ratably over the subscription or access period. Payments received under target validation collaborations and government grants and contracts are recognized as revenue as Lexicon performs its obligations related to such research to the extent such fees are non-refundable. Non-refundable technology license fees are recognized as revenue upon the grant of the license when performance is complete and there is no continuing involvement.

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

Stock-Based Compensation: As further discussed in Note 12, Lexicon has three stock-based compensation plans, which are accounted for under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." Under the intrinsic value method described in APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option equals the market price of the underlying stock on the date of grant. Lexicon reversed $21,000 of stock-based compensation expense during the year ended December 31, 2005 and recognized $0.8 million and $10.1 million during 2004 and 2003, respectively, which was primarily related to option grants made prior to Lexicon's April 2000 initial public offering. The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in each period:

                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2005       2004       2003
                                                 --------   --------   --------
                                                         (IN THOUSANDS)
Net loss, as reported ........................   $(36,315)  $(47,172)  $(64,198)
Add: Stock-based compensation expense included
   in reported net loss ......................        (21)       838     10,115
Deduct: Total stock-based compensation expense
   determined under fair value based method
   for all awards ............................    (11,496)   (16,189)   (26,344)
                                                 --------   --------   --------
Pro forma net loss ...........................   $(47,832)  $(62,523)  $(80,427)
                                                 ========   ========   ========
Net loss per common share, basic and diluted
   As reported ...............................   $  (0.57)  $  (0.74)  $  (1.13)
                                                 ========   ========   ========
   Pro forma .................................   $  (0.75)  $  (0.99)  $  (1.42)
                                                 ========   ========   ========

Change in Accounting Principle: Lexicon adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," or FIN 46 on December 31, 2003. It requires that unconsolidated variable interest entities be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. The Company determined that the lessor under the synthetic lease, as described in Note 9, was a variable interest entity as defined by FIN 46, and that Lexicon absorbed a majority of the variable interest entity's expected losses. Accordingly, the Company consolidated the assets of the variable interest entity, which were comprised of property and improvements funded under the synthetic lease. These assets had a carrying value of $54.8 million, net of accumulated depreciation of $3.1 million, on December 31, 2003. The Company also consolidated the variable interest entity's debt of $52.3 million and non-controlling interests of $2.5 million, which amounts were included in long-term debt and other long-term liabilities, respectively. Additionally, the Company recorded a cumulative effect of a change in accounting principle equal to the accumulated depreciation of $3.1 million for the period from the date the buildings were placed in service under the synthetic lease through December 31, 2003. As discussed in
Note 9, in April 2004, Lexicon purchased the facilities subject to the synthetic lease, repaying the amounts funded under the synthetic lease with proceeds from a mortgage financing and cash.

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and warrants are not included because they are antidilutive.

Comprehensive Loss: Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities. Comprehensive loss is reflected in the consolidated statements of stockholders' equity. There were $52,000 of unrealized losses as of December 31, 2005 and no unrealized gains or losses as of December 31, 2004 and 2003.

3.   RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123 (Revised), "Share-Based Payment." The statement eliminates the ability to account for stock-based compensation using APB 25 and requires such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. The Company will adopt this statement on January 1, 2006 using a modified prospective application. As such, the compensation expense recognition provisions will apply to new awards and to any awards modified, repurchased or canceled after the adoption date. Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period. The Company is currently evaluating the impact of SFAS 123 (Revised) on its financial condition and results of operations. However, using a Black-Scholes option pricing model consistent with its current practice, the adoption of SFAS 123 (Revised) on January 1, 2006 is estimated to result in additional compensation expense of approximately $7.0 million to $9.0 million for the year ended December 31, 2006. This estimate is dependent upon market price, assumptions used in estimating the fair value of stock options, and the level of stock option grants and cancellations in 2006.

4.   RECLASSIFICATION

In the consolidated balance sheet as of December 31, 2003, Lexicon has reclassified $46.1 million of auction rate securities from cash equivalents to short-term investments and $42.6 million from restricted cash to short-term investments. The accompanying consolidated statements of cash flow for the year ended December 31, 2003 has been adjusted to reflect this reclassification.

5.   CASH AND CASH EQUIVALENTS AND INVESTMENTS

The fair value of cash and cash equivalents and investments held at December 31, 2005 and 2004 are as follows:

                                                                              AS OF DECEMBER 31, 2005
                                                         ----------------------------------------------------------------
                                                         AMORTIZED   GROSS UNREALIZED   GROSS UNREALIZED   ESTIMATED FAIR
                                                            COST           GAINS             LOSSES             VALUE
                                                         ---------   ----------------   ----------------   --------------
                                                                                  (IN THOUSANDS)
Cash and cash equivalents ............................    $21,982           $--               $(12)            $21,970
                                                          =======           ===               ====             =======

Securities maturing within one year:
   Certificates of deposit ...........................        574            --                 --                 574
   Corporate debt securities .........................     18,941            --                (45)             18,896
                                                          -------           ---               ----             -------
      Total securities maturing within one year.......     19,515            --                (45)             19,470
Securities maturing after ten years:
   Auction rate securities ...........................     58,250             5                 --              58,255
                                                          -------           ---               ----             -------
Total available-for-sale investments .................    $77,765           $ 5               $(45)            $77,725
                                                          =======           ===               ====             =======

Total cash and cash equivalents and investments ......    $99,747           $ 5               $(57)            $99,695
                                                          =======           ===               ====             =======

                                                                              AS OF DECEMBER 31, 2004
                                                         ----------------------------------------------------------------
                                                         AMORTIZED   GROSS UNREALIZED   GROSS UNREALIZED   ESTIMATED FAIR
                                                            COST           GAINS             LOSSES             VALUE
                                                         ---------   ----------------   ----------------   --------------
                                                                                  (IN THOUSANDS)
Cash and cash equivalents ............................    $14,612           $--               $--              $14,612
                                                          =======           ===               ===              =======

Securities maturing within one year:
   Certificates of deposit ...........................        565            --                --                  565
   U.S. government agencies ..........................      2,499            --                --                2,499
   Corporate debt securities .........................     25,832            --                --               25,832
   Auction rate securities ...........................      1,000            --                --                1,000
                                                          -------           ---               ---              -------
      Total securities maturing within one year ......     29,896                                               29,896
Securities maturing after one year through five years:
   Auction rate securities ...........................      7,450            --                --                7,450
Securities maturing after ten years:
   Auction rate securities ...........................     35,600            --                --               35,600
                                                          -------           ---               ---              -------
Total available-for-sale investments .................    $72,946           $--               $--              $72,946
                                                          =======           ===               ===              =======

Total cash and cash equivalents and investments ......    $87,558           $--               $--              $87,558
                                                          =======           ===               ===              =======

There were no realized gains or losses for the years ended December 31, 2005, 2004 and 2003.

6.   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 are as follows:

                                                       ESTIMATED     AS OF DECEMBER 31,
                                                     USEFUL LIVES   -------------------
                                                       IN YEARS       2005       2004
                                                     ------------   --------   --------
                                                                       (IN THOUSANDS)
Computers and software ...........................         3-5      $ 12,768   $ 12,522
Furniture and fixtures ...........................         5-7         7,596      7,538
Laboratory equipment .............................         3-7        36,306     33,764
Leasehold improvements ...........................        7-10         9,740      7,764
Buildings ........................................       15-40        63,217     61,313
Land .............................................          --         3,564      3,564
                                                                    --------   --------
   Total property and equipment ..................                   133,191    126,465
Less: Accumulated depreciation and amortization ..                   (47,926)   (41,892)
                                                                    --------   --------
   Net property and equipment ....................                  $ 85,265   $ 84,573
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

The components of Lexicon's deferred tax assets (liabilities) at December 31, 2005 and 2004 are as follows:

                                              AS OF DECEMBER 31,
                                             --------------------
                                                2005       2004
                                             ---------   --------
                                                (IN THOUSANDS)
Deferred tax assets:
   Net operating loss carryforwards ......   $  64,645   $ 66,767
   Research and development tax credits ..      12,391      8,597
   Stock-based compensation ..............       6,001      7,206
   Deferred revenue ......................      28,546     13,149
   Other .................................         724      2,121
                                             ---------   --------
      Total deferred tax assets ..........     112,307     97,840

Deferred tax liabilities:
   Property and equipment ................      (1,262)    (1,502)
   Other .................................        (346)      (139)
                                             ---------   --------
      Total deferred tax liabilities .....      (1,608)    (1,641)
Less: Valuation allowance ................    (110,699)   (96,199)
                                             ---------   --------
      Net deferred tax assets ............   $      --   $     --
                                             =========   ========

At December 31, 2005, Lexicon had net operating loss carryforwards of approximately $184.7 million and research and development tax credit carryforwards of approximately $12.4 million available to reduce future income taxes. These carryforwards will begin to expire in 2011. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize its carryforwards. Based on the federal tax law limits and the Company's cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained. During 2005, the valuation allowance increased $14.5 million primarily due to the Company's current year net loss. Lexicon recorded a $119,000 income tax provision representing current alternative minimum tax payable based on taxable income for the year ended December 31, 2005.

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

Goodwill associated with the acquisition of $25.8 million, which represents the excess of the $36.0 million purchase price over the fair value of the underlying net identifiable assets, was assigned to the consolidated entity, Lexicon. There was no change in the carrying amount of goodwill for the year ended December 31, 2005. In accordance with SFAS No. 142, the goodwill balance is not subject to amortization, but is tested at least annually for impairment at the reporting unit level, which is the Company's single operating segment. The Company performed an impairment test of goodwill on its annual impairment assessment date. This test did not result in an impairment of goodwill.

Other intangible assets represent Coelacanth's technology platform, which consists of its proprietary ClickChem(TM) reactions, novel building blocks and compound sets, automated production systems, high-throughput ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) capabilities, and its know-how and trade secrets. The Company amortizes other intangible assets on a straight-line basis over an estimated life of five years.

The amortization expense for the year ended December 31, 2005 was $1.2 million. The estimated remaining amortization expense is $0.6 million for the year ending December 31, 2006.

9.   DEBT OBLIGATIONS

Genentech Loan: On December 31, 2002, Lexicon borrowed $4.0 million under an unsecured note agreement with Genentech, Inc. The proceeds of the loan were to be used to fund research efforts under the alliance agreement with Genentech discussed in Note 14. On November 30, 2005, the note agreement was amended to extend the maturity date of the loan by one year to December 31, 2006. No other terms of the note agreement were changed. The Company may repay the note, at any time, at its option, in cash, in shares of common stock valued at the then-current market price, or in a combination of cash and shares, subject to certain limitations. The note accrues interest at an annual rate of 8%, compounded quarterly. The $4.0 million note has been classified as a current liability on the accompanying consolidated balance sheet as of December 31, 2005.

Mortgage Loan: In October 2000, Lexicon entered into a synthetic lease agreement under which the lessor purchased the Company's existing laboratory and office buildings and animal facility in The Woodlands, Texas and agreed to fund the construction of additional facilities. Including the purchase price for the Company's existing facilities, the synthetic lease, as amended, provided funding of $54.8 million in property and improvements and required that the Company maintain restricted cash or investments to collateralize these borrowings. In April 2004, Lexicon purchased the facilities subject to the synthetic lease, repaying the $54.8 million funded under the synthetic lease with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. As a result of the refinancing, all restrictions on the cash and investments that had secured the obligations under the synthetic lease were eliminated. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $63.2 million and $3.6 million, respectively, before accumulated depreciation.

The following table includes the aggregate future principal payments of the Company's long-term debt as of December 31, 2005:

                             FOR THE YEAR
                                ENDING
                              DECEMBER 31
                            --------------
                            (IN THOUSANDS)
2006.....................      $ 4,751
2007.....................          816
2008.....................          880
2009.....................          964
2010.....................        1,047
Thereafter...............       28,482
                               -------
                                36,940
Less current portion.....       (4,751)
                               -------
   Total long-term debt..      $32,189
                               =======

The fair value of Lexicon's debt financial instruments approximates their carrying value. The fair value of Lexicon's long-term debt is estimated using discounted cash flow analysis, based on the Company's estimated current incremental borrowing rate.

10.  COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations: A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement that expires in June 2013. The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments. Rent expense is recognized on a straight-line basis over the original lease term. Lexicon is the guarantor of the obligation of its subsidiary under this lease. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease. The Company had $0.4 million in restricted investments as collateral as of December 31, 2005 and 2004. Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $2.4 million, $2.3 million and $3.7 million, for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts included rent expense related to the synthetic lease in 2003. Payments under the synthetic lease made subsequent to the consolidation of the lessor under the lease on December 31, 2003 are reflected in interest expense rather than rent expense, as are the interest payments made under the mortgage loan used to purchase the facilities funded under the synthetic lease in April 2004. The following table includes non-cancelable, escalating future lease payments for the facility in New Jersey:

                FOR THE YEAR
                   ENDING
                 DECEMBER 31
               --------------
               (IN THOUSANDS)
2006........       $ 2,355
2007........         2,355
2008........         2,416
2009........         2,476
2010........         2,476
Thereafter..         6,449
                   -------
   Total ...       $18,527
                   =======

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

provided that the Board of Directors may provide for a lesser increase in the number of shares reserved under the Equity Incentive Plan for any year. The total number of shares reserved in the aggregate may not exceed 30,000,000 shares over the ten-year period.

As of December 31, 2005, an aggregate of 18,000,000 shares of common stock had been reserved for issuance, options to purchase 13,470,330 shares were outstanding, and 3,517,804 shares had been issued upon the exercise of stock options issued under the Equity Incentive Plan.

2000 Non-Employee Directors' Stock Option Plan: In February 2000, Lexicon adopted the 2000 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Under the Directors' Plan, non-employee directors first elected after the closing of the Company's initial public offering receive an initial option to purchase 30,000 shares of common stock. In addition, on the day following each of the Company's annual meetings of stockholders, beginning with the annual meeting in 2001, each non-employee director who has been a director for at least six months was automatically granted an option to purchase 6,000 shares of common stock. Beginning with the annual meeting in 2005, the annual grant was increased to an option to purchase 10,000 shares of common stock. Initial option grants become vested and exercisable over a period of five years and annual option grants become vested over a period of 12 months from the date of grant. Options granted under the Directors' Plan have an exercise price equal to the fair market value of the Company's common stock on the date of grant and term of ten years from the date of grant.

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

As of December 31, 2005, an aggregate of 600,000 shares of common stock had been reserved for issuance, options to purchase 258,000 shares were outstanding, and no options had been exercised under the Directors' Plan.

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

As of December 31, 2005, an aggregate of 122,649 shares of common stock had been reserved for issuance, options to purchase 74,051 shares of common stock were outstanding, options to purchase 21,756 shares of common stock had been canceled, and 26,842 shares of common stock had been issued upon the exercise of stock options issued under the Coelacanth Plan.

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

During the year ended December 31, 2000, Lexicon recorded $54.1 million in aggregate deferred compensation relating to options issued to employees and non-employee directors prior to our initial public offering. The Company recorded no stock-based compensation expense during the year ended December 31, 2005 and recognized $0.8 million and $10.1 million during the years ended December 31, 2004 and 2003, respectively, which was primarily related to option grants made prior to the Company's initial public offering.

The pro forma information regarding net loss required by SFAS No. 123 has been included in Note 2. The information has been determined as if Lexicon had accounted for its employee stock options under the fair-value method as defined by SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options using the straight-line method. The fair value of these options was estimated at the date of grant using the Black-Scholes method. The Black-Scholes option-pricing model requires the input of subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The following weighted-average assumptions were used for 2005, 2004 and 2003:

     -    volatility factors of 72%, 92%, and 92%, respectively;

     -    risk-free interest rates of 4.19%, 3.69%, and 3.40%, respectively;

     -    expected option lives of seven years;

     -    three percent expected turnover; and

     -    no dividends.

Lexicon records the fair value of options issued to non-employee consultants and re-measures the fair value at each reporting date. The fair values of the issuances were estimated using the Black-Scholes pricing model with the assumptions noted in the preceding paragraph. Any expense is recognized over the service period or at the date of issuance if the options are fully vested and no performance obligation exists. Lexicon reversed stock-based compensation expense of $21,000, recorded no expense and reversed $6,000 of expense during the years ended December 31, 2005, 2004 and 2003, respectively.

Stock Option Activity: The following is a summary of option activity under Lexicon's stock option plans:

                                                    2005                 2004                 2003
                                             ------------------   ------------------   ------------------
                                                       WEIGHTED             WEIGHTED             WEIGHTED
                                                        AVERAGE              AVERAGE              AVERAGE
                                                       EXERCISE             EXERCISE             EXERCISE
                                             OPTIONS     PRICE    OPTIONS     PRICE    OPTIONS     PRICE
                                             -------   --------   -------   --------   -------   --------
(IN THOUSANDS, EXCEPT EXERCISE PRICE DATA)
Outstanding at beginning of year             13,299     $ 6.20    12,889     $ 6.12    11,372      $6.47
Granted                                       2,104       5.55     1,935       7.40     1,897       4.24
Exercised                                    (1,063)      0.56      (664)      2.65      (102)      2.34
Canceled                                       (538)     10.79      (861)     10.44      (278)      8.92
                                             ------               ------               ------
Outstanding at end of year                   13,802       6.36    13,299       6.20    12,889       6.12
                                             ======               ======               ======
Exercisable at end of year                   10,312     $ 6.50     9,908     $ 5.96     9,345      $5.73
                                             ======               ======               ======

The weighted average fair values of options granted during the years ended December 31, 2005, 2004 and 2003 were $3.93, $5.95, and $3.52, respectively. As of December 31, 2005, 1,353,866 shares of common stock were available for grant under Lexicon's stock option plans.

Stock Options Outstanding: The following table summarizes information about stock options outstanding at December 31, 2005:

                                   OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                  -----------------------------------------------------   ----------------------------------
                                      WEIGHTED AVERAGE
                                          REMAINING         WEIGHTED                             WEIGHTED
    RANGE OF      OUTSTANDING AS OF      CONTRACTUAL        AVERAGE       EXERCISABLE AS OF       AVERAGE
 EXERCISE PRICE   DECEMBER 31, 2005    LIFE (IN YEARS)   EXERCISE PRICE   DECEMBER 31, 2005   EXERCISE PRICE
 --------------   -----------------   ----------------   --------------   -----------------   --------------
                    (IN THOUSANDS)                                          (IN THOUSANDS)
$ 1.67 -  2.50           4,777               3.3             $ 2.40              4,777            $ 2.40
  3.16 -  4.72           1,548               7.5               4.00                962              3.95
  4.76 -  7.12           2,567               8.7               5.81                477              5.91
  7.15 - 10.55           3,043               6.9               8.55              2,230              8.85
 10.87 - 16.00           1,373               5.3              12.62              1,372             12.62
 16.63 - 22.06             364               4.3              19.71                364             19.71
 25.25 - 31.63              28               4.8              26.23                 28             26.23
 38.00 - 38.50             102               4.7              38.49                102             38.49
                        ------                                                  ------
                        13,802                               $ 6.36             10,312            $ 6.50
                        ======                                                  ======

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

In connection with the acquisition of Coelacanth in July 2001, Lexicon assumed Coelacanth's outstanding warrants to purchase 25,169 shares of common stock. The warrants expire on March 31, 2009. The fair value of the warrants was included in the total purchase price for the acquisition. As of December 31, 2005, warrants to purchase 16,483 shares of common stock, with an exercise price of $11.93 per share, remained outstanding.

Aggregate Shares Reserved for Issuance

As of December 31, 2005 an aggregate of 13,818,864 shares of common stock were reserved for issuance upon exercise of outstanding stock options and warrants and 1,353,866 additional shares were available for future grants under Lexicon's stock option plans.

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

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan covers substantially all full-time employees. Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. Beginning in 2000, the Company was required to match employee contributions according to a specified formula. The matching contributions totaled approximately $821,000, $776,000, and $637,000, in 2005, 2004 and 2003, respectively. Company contributions are vested based on the employee's years of service, with full vesting after four years of service.

14.  COLLABORATION AND LICENSE AGREEMENTS

Lexicon has derived substantially all of its revenues from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts, technology licenses, subscriptions to its databases and compound library sales.

Drug Discovery Alliances

Lexicon has entered into the following alliances for the discovery and development of therapeutics based on its in vivo drug target discovery efforts:

Bristol-Myers Squibb Company: Lexicon established an alliance with Bristol-Myers Squibb in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field. Lexicon initiated the alliance with a number of drug discovery programs at various stages of development and is continuing to use its gene knockout technology to identify additional drug targets with promise in the neuroscience field. For those targets that are selected for the alliance, Lexicon and Bristol-Myers Squibb are working together, on an exclusive basis, to identify, characterize and carry out the preclinical development of small molecule drugs, and will share equally both in the costs and in the work attributable to those efforts. As drugs resulting from the collaboration enter clinical trials, Bristol-Myers Squibb will have the first option to assume full responsibility for clinical development and commercialization.

Lexicon received an upfront payment of $36.0 million and is entitled to receive research funding of $30.0 million in the initial three years of the agreement. Bristol-Myers Squibb has the option to extend the discovery portion of the alliance for an additional two years in exchange for further committed research funding of up to $50.0 million. Lexicon may receive additional cash payments for exceeding specified research productivity levels. Lexicon will also receive clinical and regulatory milestone payments for each drug target for which Bristol-Myers Squibb develops a drug under the alliance. Lexicon will earn royalties on sales of drugs commercialized by Bristol-Myers Squibb. The party with responsibility for the clinical development and commercialization of drugs resulting from the alliance will bear the costs of those efforts. Revenue recognized under this agreement was $21.8 million, $21.5 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Genentech, Inc. Lexicon established an alliance with Genentech in December 2002 to discover novel therapeutic proteins and antibody targets. Under the original alliance agreement, Lexicon used its target validation technologies to discover the functions of secreted proteins and potential antibody targets identified through Genentech's internal drug discovery research. Lexicon received an upfront payment of $9.0 million and funding under a $4.0 million loan in 2002. The terms of the loan are discussed in Note 9. In addition, Lexicon received $24.0 million in performance payments for its work in the collaboration as it was completed.

In November 2005, Lexicon and Genentech expanded the alliance to include the advanced research, development and commercialization of new biotherapeutic drugs. Lexicon will receive a total of $25.0 million in upfront and milestone payments and research funding for the three-year advanced research portion of the expanded alliance. In the expanded alliance, Lexicon is conducting advanced research on a broad subset of targets validated in the original collaboration using Lexicon's proprietary gene knockout technology.

Lexicon may develop and commercialize drugs for up to six of the targets included in the alliance. Genentech retains an option on the potential development and commercialization of these drugs under a cost and profit sharing arrangement, with Lexicon having certain conditional rights to co-promote drugs on a worldwide basis. Genentech is entitled to receive milestone payments in the event of regulatory approval and royalties on net sales of products commercialized by Lexicon outside of a cost and profit sharing arrangement. Lexicon will receive payments from Genentech upon achievement of milestones related to the development and regulatory approval of certain drugs resulting from the alliance that are developed and commercialized by Genentech. Lexicon is also entitled to receive royalties on net sales of these products, provided they are not included in a cost and profit sharing arrangement. Lexicon retains non-exclusive rights for the development and commercialization of small molecule drugs addressing the targets included in the alliance.

Revenue recognized under this agreement was $22.6 million, $16.0 million and $6.0 million for the years ended December 31, 2005, 2004 and 2003, respectively

Incyte Corporation. Lexicon established an alliance with Incyte in June 2001 to discover novel therapeutic proteins using the Company's target validation technologies in the discovery of the functions of secreted proteins from Incyte's LifeSeq(R) Gold database. Under the alliance agreement, the Company and Incyte each had the right to obtain exclusive commercialization rights, including sublicensing rights, for an equal number of qualifying therapeutic proteins, and will each receive milestone payments and royalties on sales of therapeutic proteins from the alliance that are commercialized by the other party or a third party sublicensee. Lexicon received research funding of $15.0 million under the agreement and recognized revenue of $2.5 million and $5.0 million for the years ended December 31, 2004 and 2003, respectively. The collaboration period under the agreement ended in June 2004.

N.V. Organon. Lexicon established an alliance with Organon in May 2005 to jointly discover, develop and commercialize novel biotherapeutic drugs. In the alliance, Lexicon is creating and analyzing knockout mice for up to 300 genes selected by the parties that encode secreted proteins or potential antibody targets, including two of Lexicon's existing drug discovery programs. The parties will jointly select targets for further research and development and will equally share costs and responsibility for research, preclinical and clinical activities. The parties will jointly determine the manner in which alliance products will be commercialized and will equally benefit from product revenue. If fewer than five development candidates are designated under the alliance, Lexicon's share of costs and product revenue will be proportionally reduced. Lexicon will receive a milestone payment for each development candidate in excess of five. Either party may decline to participate in further research or development efforts with respect to an alliance product, in which case such party will receive royalty payments on sales of such alliance product rather than sharing in revenue. Organon will have principal responsibility for manufacturing biotherapeutic products resulting from the alliance for use in clinical trials and for worldwide sales.

Lexicon received an upfront payment of $22.5 million from Organon in exchange for access to Lexicon's drug target discovery capabilities and the exclusive right to co-develop biotherapeutic drugs for the 300 genes selected for the alliance. This upfront payment will be recognized as revenue over the four-year target function discovery portion of the alliance. Organon will also provide Lexicon with annual research funding totaling up to $50.0 million for its 50% share of the alliance's costs during this same period. Revenue recognized under this agreement was $11.8 million for the year ended December 31, 2005.

Takeda Pharmaceutical Company Limited. Lexicon established an alliance with Takeda in July 2004 to discover new drugs for the treatment of high blood pressure. In the collaboration, Lexicon is using its gene knockout technology to identify drug targets that control blood pressure. Takeda will be responsible for the screening, medicinal chemistry, preclinical and clinical development and commercialization of drugs directed against targets selected for the alliance, and will bear all related costs. Lexicon received an upfront payment of $12.0 million from Takeda for the initial, three-year term of the agreement. This upfront payment will be recognized as revenue over the three-year contractual service period. Takeda has the option to extend the discovery portion of the alliance for an additional two years in exchange for further committed funding. Takeda will make research milestone payments to Lexicon for each target selected for therapeutic development. In addition, Takeda will make clinical development and product launch milestone payments to Lexicon for each product commercialized from the collaboration. Lexicon will also earn royalties on sales of drugs commercialized by Takeda. Revenue recognized under this agreement was $4.0 million and $3.2 million for the years ended December 31, 2005 and 2004, respectively.

Other Collaborations and Arrangements

Lexicon has entered into the following other collaborations and arrangements:

Bristol-Myers Squibb Company. Lexicon established a LexVision collaboration with Bristol-Myers Squibb in September 2000, under which Bristol-Myers Squibb was granted non-exclusive access to the Company's LexVision database and OmniBank library for the discovery of small molecule drugs. The Company received annual access fees under this agreement, and is entitled to receive milestone payments and royalties on products Bristol-Myers Squibb develops using the Company's technology. The collaboration period under the agreement, as amended, expired in December 2004. Revenue recognized under this agreement was $5.0 million in each of the years ended December 31, 2004 and 2003.

Lexicon entered into a drug target validation agreement with Bristol-Myers Squibb in December 2004. Under this agreement, Lexicon will develop mice and phenotypic data for certain genes previously requested by Bristol-Myers Squibb under its LexVision agreement, but that Lexicon was not required to deliver thereunder, and certain additional genes requested by Bristol-Myers Squibb. The agreement terminates in March 2007. The Company received payments totaling $5.0 million under the agreement. Revenue recognized under this agreement was $3.5 million for the year ended December 31, 2005.

Incyte Corporation. Lexicon established a LexVision collaboration with Incyte in June 2001, under which Incyte was granted non-exclusive access to the Company's LexVision database and OmniBank library for the discovery of small molecule drugs. The Company received annual access fees under this agreement, and is entitled to receive milestone payments and royalties on products Incyte develops using the Company's technology. The collaboration period under the agreement terminated in June 2004. Revenue recognized under this agreement was $2.5 million and $5.0 million for the years ended December 31, 2004 and 2003, respectively.

Texas Institute for Genomic Medicine. In July 2005, Lexicon was awarded $35.0 million from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library containing 350,000 cell lines using Lexicon's proprietary gene trapping technology. Lexicon is creating the library for the Texas Institute for Genomic Medicine (TIGM), a newly formed non-profit institute whose founding members are Texas A&M University, the Texas A&M University System Health Science Center and Lexicon. TIGM researchers may also access specific cells from Lexicon's current gene trap library of 270,000 mouse embryonic stem cell lines and will have certain rights to utilize Lexicon's patented gene targeting technologies. In addition, Lexicon will equip TIGM with the bioinformatics software required for the management and analysis of data relating to the library. The Texas Enterprise Fund has also awarded $15.0 million to the Texas A&M University System for the creation of facilities and infrastructure to house the library. Revenue recognized under this agreement was $3.1 million for the year ended December 31, 2005.

Under the terms of the award, Lexicon is responsible for the creation of a specified number of jobs beginning in 2006, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2015. Lexicon will obtain credits based on funding received by TIGM and certain related parties from sources other than the State of Texas that it may offset against its potential liability for any job creation shortfalls. Lexicon will also obtain credits against future jobs commitment liabilities for any surplus jobs it creates. Subject to these credits, if Lexicon fails to create the specified number of jobs, the state may require Lexicon to repay $2,415 for each job Lexicon falls short. Lexicon's maximum aggregate exposure for such payments, if Lexicon fails to create any new jobs, is approximately $14.4 million, without giving effect to any credits to which Lexicon may be entitled. The Texas A&M University System, together with TIGM, has independent job creation obligations and is obligated for an additional period to maintain an aggregate of 5,000 jobs, inclusive of those Lexicon creates.

15.  SELECTED QUARTERLY FINANCIAL DATA

The table below sets forth certain unaudited statements of operations data, and net income (loss) per common share data, for each quarter of 2005 and 2004.

                                                                                            QUARTER ENDED
                                                                          ------------------------------------------------
                                                                          MARCH 31    JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                                          --------   --------   ------------   -----------
                                                                                             (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)
2005
Revenues ..............................................................   $ 13,925   $ 13,898     $ 13,963       $33,894
Income (loss) from operations .........................................   $(13,267)  $(14,519)    $(14,055)      $ 5,722
Net income (loss) .....................................................   $(13,266)  $(14,842)    $(14,121)      $ 5,914
Net income (loss) per common share, basic and diluted .................   $  (0.21)  $  (0.23)    $  (0.22)      $  0.09
Shares used in computing net income (loss) per common share, basic ....     63,525     63,636       64,134        64,539
Shares used in computing net income (loss) per common share, diluted ..     63,525     63,636       64,134        67,317

2004
Revenues ..............................................................   $ 11,842   $ 10,778     $ 13,109       $26,011
Loss from operations ..................................................   $(15,603)  $(16,444)    $(13,949)      $(1,458)
Net loss ..............................................................   $(15,466)  $(16,788)    $(14,377)      $  (541)
Net income (loss) per common share, basic and diluted .................   $  (0.25)  $  (0.26)    $  (0.23)      $ (0.01)
Shares used in computing net loss per common share ....................     63,065     63,369       63,422        63,449

                                Index to Exhibits

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
        3.1   --   Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1
                   (Registration No. 333-96469) and incorporated by reference herein).

        3.2   --   Restated Bylaws (filed as Exhibit 3.2 to the Company's
                   Registration Statement on Form S-1 (Registration No.
                   333-96469) and incorporated by reference herein).

      *10.1   --   Restated Employment Agreement with Arthur T. Sands, M.D.,
                   Ph.D.

       10.2   --   Employment Agreement with James R. Piggott, Ph.D. (filed as
                   Exhibit 10.2 to the Company's Registration Statement on Form
                   S-1 (Registration No. 333-96469) and incorporated by
                   reference herein).

       10.3   --   Employment Agreement with Jeffrey L. Wade, J.D. (filed as
                   Exhibit 10.3 to the Company's Registration Statement on Form
                   S-1 (Registration No. 333-96469) and incorporated by
                   reference herein).

       10.4   --   Employment Agreement with Brian P. Zambrowicz, Ph.D. (filed as Exhibit 10.4 to the Company's Registration Statement on
                   Form S-1 (Registration No. 333-96469) and incorporated by
                   reference herein).

       10.5   --   Employment Agreement with Julia P. Gregory (filed as Exhibit
                   10.5 to the Company's Registration Statement on Form S-1
                   (Registration No. 333-96469) and incorporated by reference herein).

       10.6   --   Employment Agreement with Alan Main, Ph.D. (filed as Exhibit
                   10.1 to the Company's Quarterly Report on Form 10-Q for the
                   period ended September 30, 2001 and incorporated by reference herein).

       10.7   --   Consulting Agreement with Alan S. Nies, M.D. dated February
                   19, 2003, as amended (filed as Exhibit 10.1 to the Company's
                   Quarterly Report on Form 10-Q for the period ended March 31,
                   2004 and incorporated by reference herein).

       10.8   --   Consulting Agreement with Robert J. Lefkowitz, M.D. dated
                   March 31, 2003 (filed as Exhibit 10.1 to the Company's
                   Quarterly Report on Form 10-Q for the period ended March 31,
                   2003 and incorporated by reference herein).

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
       10.9   --   Consulting Agreement with C. Thomas Caskey, M.D. dated March
                   28, 2005 (filed as Exhibit 10.1 to the Company's Quarterly
                   Report on Form 10-Q for the period ended March 31, 2005 and incorporated by reference herein).

      10.10   --   Form of Indemnification Agreement with Officers and Directors
                   (filed as Exhibit 10.7 to the Company's Registration
                   Statement on Form S-1 (Registration No. 333-96469) and
                   incorporated by reference herein).

     *10.11   --   Summary of Non-Employee Director Compensation.

     *10.12   --   Summary of 2006 Named Executive Officer Cash Compensation.

      10.13   --   2000 Equity Incentive Plan (filed as Exhibit 10.10 to the
                   Company's Annual Report on Form 10-K for the period ended
                   December 31, 2004 and incorporated by reference herein).

     *10.14   --   2000 Non-Employee Directors' Stock Option Plan.

      10.15   --   Coelacanth Corporation 1999 Stock Option Plan (filed as
                   Exhibit 99.1 to the Company's Registration Statement on Form
                   S-8 (Registration No. 333-66380) and incorporated by
                   reference herein).

      10.16   --   Form of Stock Option Agreement with Officers under the 2000
                   Equity Incentive Plan (filed as Exhibit 10.2 to the Company's
                   Quarterly Report on Form 10-Q for the period ended September
                   30, 2004 and incorporated by reference herein).

     *10.17   --   Form of Stock Option Agreement with Chairman of Board of
                   Directors under the 2000 Equity Incentive Plan.

      10.18   --   Form of Stock Option Agreement with Directors under the 2000
                   Non-Employee Directors' Stock Option Plan (filed as Exhibit
                   10.3 to the Company's Quarterly Report on Form 10-Q for the
                   period ended September 30, 2004 and incorporated by reference herein).

     +10.19   --   Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.15 to the amendment to the Company's Annual Report on Form 10-K/A for the period ended December 31, 2003, as filed on July 16,
                   2004, and incorporated by reference herein).

     +10.20   --   Collaboration Agreement, dated July 27, 2004, with Takeda
                   Pharmaceutical Company Limited (filed as Exhibit 10.1 to the
                   Company's Quarterly Report on Form 10-Q for the period ended
                   September 30, 2004 and incorporated by reference herein).

     +10.21   --   Collaboration and License Agreement, dated May 16, 2005, with
                   N.V. Organon and (only with respect to Section 9.4 thereof)
                   Intervet Inc. (filed as Exhibit 10.1 to the Company's
                   Quarterly Report on Form 10-Q for the period ended June 30,
                   2005 and incorporated by reference herein).

    *+10.22   --   Second Amended and Restated Collaboration and License
                   Agreement, dated November 30, 2005, with Genentech, Inc.

      10.23   --   Economic Development Agreement dated July 15, 2005, with the
                   State of Texas and the Texas A&M University System (filed as
                   Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                   for the period ended September 30, 2005 and incorporated by reference herein).

     +10.24   --   Collaboration and License Agreement, dated July 15, 2005,
                   with the Texas A&M University System and the Texas Institute for Genomic Medicine (filed as Exhibit 10.2 to the Company's
                   Quarterly Report on Form 10-Q for the period ended September
                   30, 2005 and incorporated by reference herein).

      10.25   --   Loan and Security Agreement, dated April 21, 2004, between
                   Lex-Gen Woodlands, L.P. and iStar Financial Inc. (filed as
                   Exhibit 10.18 to the Company's Annual Report

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
                   on Form 10-K for the period ended December 31, 2004 and
                   incorporated by reference herein).

      10.26   --   Lease Agreement, dated May 23, 2002, between Lexicon
                   Pharmaceuticals (New Jersey), Inc. and Townsend Property
                   Trust Limited Partnership (filed as Exhibit 10.2 to the
                   Company's Quarterly Report on Form 10-Q for the period ended
                   June 30, 2002 and incorporated by reference herein).

       21.1   --   Subsidiaries (filed as Exhibit 21.1 to the Company's Annual
                   Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein).

      *23.1   --   Consent of Independent Registered Public Accounting Firm

      *24.1   --   Power of Attorney (contained in signature page)

      *31.1   --   Certification of CEO Pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

      *31.2   --   Certification of CFO Pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

      *32.1   --   Certification of CEO and CFO Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

----------
*    Filed herewith.

+ Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.