Form 10-Q
period 2006-03-31
LEXICON GENETICS INC/TX
filed 2006-05-09
CIK 1062822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes     No  X
                                   ---    ---

     As of May 5, 2006, 64,624,015 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

================================================================================

                          LEXICON GENETICS INCORPORATED

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
FACTORS AFFECTING FORWARD-LOOKING STATEMENTS.............................     2
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
        Consolidated Balance Sheets - March 31, 2006 (unaudited) and
           December 31, 2005.............................................     3
        Consolidated Statements of Operations (unaudited) - Three Months
           Ended March 31, 2006 and 2005.................................     4
        Consolidated Statements of Cash Flows (unaudited) - Three Months
           Ended March 31, 2006 and 2005.................................     5
        Notes to Consolidated Financial Statements (unaudited)...........     6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................    11
Item 3. Quantitative and Qualitative Disclosures about Market Risk.......    20
Item 4. Controls and Procedures..........................................    20
PART II - OTHER INFORMATION
Item 6. Exhibits.........................................................    21
SIGNATURES...............................................................    22

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          LEXICON GENETICS INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                  AS OF        AS OF
                                                                                MARCH 31,     DECEMBER
                                                                                   2006       31, 2005
                                                                               -----------   ---------
                                                                               (UNAUDITED)
                                    ASSETS
Current assets:
   Cash and cash equivalents ...............................................   $  21,858     $  21,970
   Short-term investments, including restricted investments of $430 ........      65,126        77,725
   Accounts receivable, net of allowance for doubtful accounts of $45 ......       2,158         2,586
   Other receivables .......................................................          --            22
   Prepaid expenses and other current assets ...............................       3,438         3,744
                                                                               ---------     ---------
      Total current assets .................................................      92,580       106,047
Property and equipment, net of accumulated depreciation
   and amortization of $49,206 and $47,926, respectively ...................      83,775        85,265
Goodwill ...................................................................      25,798        25,798
Intangible assets, net of amortization of $5,660 and $5,360, respectively ..         340           640
Other assets ...............................................................         808           964
                                                                               ---------     ---------
      Total assets .........................................................   $ 203,301     $ 218,714
                                                                               =========     =========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $   3,589     $   6,883
   Accrued liabilities .....................................................       6,857         6,787
   Current portion of deferred revenue .....................................      40,274        39,042
   Current portion of long-term debt .......................................       4,767         4,751
                                                                               ---------     ---------
      Total current liabilities ............................................      55,487        57,463
Deferred revenue, net of current portion ...................................      38,175        42,540
Long-term debt .............................................................      31,982        32,189
Other long-term liabilities ................................................         725           720
                                                                               ---------     ---------
      Total liabilities ....................................................     126,369       132,912
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000 shares authorized;
      no shares issued and outstanding .....................................          --            --
   Common stock, $.001 par value; 120,000 shares authorized;
      64,607 and 64,554 shares issued and outstanding ......................          65            64
   Additional paid-in capital ..............................................     385,180       383,222
   Deferred stock compensation .............................................          --            (2)
   Accumulated deficit .....................................................    (308,261)     (297,430)
   Accumulated other comprehensive loss ....................................         (52)          (52)
                                                                               ---------     ---------
      Total stockholders' equity ...........................................      76,932        85,802
                                                                               ---------     ---------
      Total liabilities and stockholders' equity ...........................   $ 203,301     $ 218,714
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

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2006       2005
                                                          --------   --------
Revenues:
   Collaborative research .............................   $ 19,306   $  8,883
   Subscription and license fees ......................      1,649      5,042
                                                          --------   --------
      Total revenues ..................................     20,955     13,925
Operating expenses:
   Research and development, including stock-based
      compensation of $1,149 and ($11), respectively ..     26,672     22,760
   General and administrative, including stock-based
      compensation of $692 and $0, respectively .......      5,303      4,432
                                                          --------   --------
      Total operating expenses ........................     31,975     27,192
                                                          --------   --------
Loss from operations ..................................    (11,020)   (13,267)
Interest income .......................................      1,003        491
Interest expense ......................................       (807)      (805)
Other income, net .....................................         (7)       315
                                                          --------   --------
Net loss ..............................................   $(10,831)  $(13,266)
                                                          ========   ========
Net loss per common share, basic and diluted ..........   $  (0.17)  $  (0.21)
Shares used in computing net loss per common share,
   basic and diluted ..................................     64,566     63,525

   The accompanying notes are an integral part of these consolidated financial statements.

                          LEXICON GENETICS INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    -------------------
                                                                                      2006       2005
                                                                                    --------   --------
Cash flows from operating activities:
   Net loss .....................................................................   $(10,831)  $(13,266)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .............................................      2,682      2,585
      Amortization of intangible assets, other than goodwill ....................        300        300
      Stock-based compensation ..................................................      1,841        (11)
      Loss on disposal of property and equipment ................................         --         10
      Changes in operating assets and liabilities:
         Decrease in accounts receivable ........................................        450      4,650
         Decrease in prepaid expenses and other current assets ..................        306      1,709
         Decrease in other assets ...............................................        156         47
         Decrease in accounts payable and other liabilities .....................     (3,219)    (5,309)
         Decrease in deferred revenue ...........................................     (3,133)    (4,390)
                                                                                    --------   --------
            Net cash used in operating activities ...............................    (11,448)   (13,675)
Cash flows from investing activities:
   Purchases of property and equipment ..........................................     (1,192)    (3,133)
   Proceeds from disposal of property and equipment .............................         --         85
   Purchases of investments .....................................................    (27,590)   (29,226)
   Maturities of investments ....................................................     40,189     44,208
                                                                                    --------   --------
         Net cash provided by investing activities ..............................     11,407     11,934
Cash flows from financing activities:
   Proceeds from issuance of common stock .......................................        120        116
   Repayment of debt borrowings .................................................       (191)      (178)
                                                                                    --------   --------
         Net cash used in financing activities ..................................        (71)       (62)
                                                                                    --------   --------
Net decrease in cash and cash equivalents .......................................       (112)    (1,803)
Cash and cash equivalents at beginning of period ................................     21,970     14,612
                                                                                    --------   --------
Cash and cash equivalents at end of period ......................................   $ 21,858   $ 12,809
                                                                                    ========   ========
Supplemental disclosure of cash flow information:
   Cash paid for interest .......................................................   $    679   $    692
Supplemental disclosure of non-cash investing and financing activities:
   Unrealized loss on investments ...............................................   $     --   $    (33)
   Reversal of deferred stock compensation, in connection
      with stock options ........................................................   $     --   $     24
   Retirement of property and equipment .........................................   $  1,402   $  1,976

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

     The accompanying consolidated financial statements include the accounts of Lexicon and its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

     For further information, refer to the financial statements and footnotes thereto included in Lexicon's annual report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.

2. NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.

3. STOCK-BASED COMPENSATION

     On January 1, 2006, Lexicon adopted Statement of Financial Accounting Standards Board No. 123 (Revised), "Share-Based Payment," SFAS No. 123(R). This statement requires companies to recognize compensation expense in the statement of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. The Company adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date. Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis. The adoption of SFAS No. 123(R) resulted in stock-based compensation expense of $1.8 million, or $0.03 per share, for the three months ended March 31, 2006. There is no impact on cash flows from operating activities or financing activities. As of March 31, 2006, stock-based compensation cost for all outstanding unvested options was $16.6 million, which is expected to be recognized over a weighted-average period of 1.4 years.

     Prior to the adoption of SFAS No. 123(R), Lexicon's stock-based compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion

No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations," APB No. 25. Under the intrinsic value method described in APB No. 25, no compensation expense was recorded because the exercise price of the employee stock options equaled the market price of the underlying stock on the date of grant.

     Lexicon records expense for options issued to non-employee consultants at fair value and re-measures the fair value at each reporting date. Lexicon reversed stock-based compensation expense of $11,000 related to non-employee consultants during the three-month period ended March 31, 2005.

     The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," had been applied to all outstanding and unvested awards in the period:

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 2005
                                                         ------------------
Net loss, as reported: ...............................        $(13,266)
Add: Stock-based compensation
   expense included in reported net loss .............             (11)
Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards ....................................          (3,130)
                                                              --------
Pro forma net loss ...................................        $(16,407)
                                                              ========
Net loss per common share, basic and diluted
   As reported .......................................        $  (0.21)
   Pro forma .........................................        $  (0.26)

Valuation Assumptions

     The fair value of stock options is estimated at the date of grant using the Black-Scholes method. The Black-Scholes option-pricing model requires the input of subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), the Company segregated its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures. Expected volatility is based on the historical volatility in the Company's stock price. The following weighted-average assumptions were used for options granted in the three-month periods ended March 31, 2006 and 2005, respectively:

                                                                   RISK-FREE
                                                       EXPECTED     INTEREST   EXPECTED    ESTIMATED    DIVIDEND
                                                      VOLATILITY      RATE       TERM     FORFEITURES     RATE
                                                      ----------   ---------   --------   -----------   --------
March 31, 2006:
   Employees.......................................       69%         4.6%         7          18%          0%
   Officers and non-employee directors.............       69%         4.6%         9           3%          0%
March 31, 2005:
   Employees, officers and non-employee directors..       72%         4.2%         7           3%          0%

Stock Option Plans

     2000 Equity Incentive Plan: In September 1995, Lexicon adopted the 1995 Stock Option Plan, which was subsequently amended and restated in February 2000 as the 2000 Equity Incentive Plan (the "Equity Incentive Plan"). The Equity Incentive Plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants of the Company. The Equity Incentive Plan also permits the grant of stock bonuses and restricted stock purchase awards. Incentive stock options have an exercise price of 100% or more of the fair market value of our common stock on the date of grant. Nonstatutory stock options may have an exercise price as low as 85% of fair market value on the date of grant. The purchase price of other stock awards may not be less than 85% of fair market value. However, the plan administrator may award bonuses in consideration of past services without a purchase payment. Shares may be subject to a repurchase option in the discretion of the plan administrator. Generally, stock options have a maximum term of 10 years, and options vest in increments over four years from the date of grant, although options may be granted with different vesting terms from time to time. Upon employee termination, unexercised options will expire at the end of three months. As of March 31, 2006, an aggregate of 20,500,000 shares of common stock had been reserved for issuance, options to purchase 15,689,998 shares were outstanding, and 3,570,701 shares had been issued upon the exercise of stock options issued under the Equity Incentive Plan.

     2000 Non-Employee Directors' Stock Option Plan: In February 2000, Lexicon adopted the 2000 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Under the Directors' Plan, non-employee directors first elected after the closing of the Company's initial public offering receive an initial option to purchase 30,000 shares of common stock. In addition, on the day following each of the Company's annual meetings of stockholders, beginning with the annual meeting in 2001, each non-employee director who has been a director for at least six months was automatically granted an option to purchase 6,000 shares of common stock. Beginning with the annual meeting in 2005, the annual grant was increased to an option to purchase 10,000 shares of common stock. Initial option grants become vested and exercisable over a period of five years and annual option grants become vested over a period of 12 months from the date of grant. Options granted under the Directors' Plan have an exercise price equal to the fair market value of the Company's common stock on the date of grant and term of ten years from the date of grant. As of March 31, 2006, an aggregate of 600,000 shares of common stock had been reserved for issuance, options to purchase 268,000 shares were outstanding, and no options had been exercised under the Directors' Plan.

     Coelacanth Corporation 1999 Stock Option Plan: Lexicon assumed the Coelacanth Corporation 1999 Stock Option Plan (the "Coelacanth Plan") and the outstanding stock options under the plan in connection with our July 2001 acquisition of Coelacanth Corporation. The Company will not grant any further options under the Coelacanth Plan. As outstanding options under the plan expire or terminate, the number of shares authorized for issuance under the Coelacanth Plan will be correspondingly reduced. As of March 31, 2006, an aggregate of 122,649 shares of common stock had been reserved for issuance, options to purchase 73,676 shares of common stock were outstanding, and 27,045 shares of common stock had been issued upon the exercise of stock options issued under the Coelacanth Plan.

Stock Option Activity

     The following is a summary of option activity under Lexicon's stock option plans for the first quarter of 2006:

                                                               WEIGHTED
                                                  WEIGHTED     AVERAGE
                                                   AVERAGE    REMAINING     AGGREGATE
                                                  EXERCISE   CONTRACTUAL    INTRINSIC
                                       OPTIONS      PRICE        TERM         VALUE
                                     ----------   --------   -----------   ----------
                                         (IN                                   (IN
                                     THOUSANDS)                            THOUSANDS)
Outstanding at December 31, 2005..     13,802       $6.36
Granted...........................      2,395        4.01
Exercised.........................        (53)       2.26
Canceled..........................       (112)       6.46
                                       ------
Outstanding at March 31, 2006.....     16,032        6.02        6.1         $21,047
                                       ======
Exercisable at March 31, 2006.....     10,939       $6.48        4.8         $16,600
                                       ======

     The weighted-average grant date fair value of options granted during the three-month periods ended March 31, 2006 and 2005 was $2.95 and $4.08, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2006 and 2005 were $146,000 and $271,000, respectively. As of March 31, 2006, 1,571,301 shares of common stock were available for grant under Lexicon's stock option plans.

Stock Options Outstanding

     The following table summarizes information about stock options outstanding at March 31, 2006:

                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
----------------------------------------------------------   ----------------------
                 OUTSTANDING   WEIGHTED AVERAGE   WEIGHTED   EXERCISABLE   WEIGHTED
                    AS OF          REMAINING       AVERAGE      AS OF       AVERAGE
   RANGE OF       MARCH 31,       CONTRACTUAL     EXERCISE    MARCH 31,    EXERCISE
EXERCISE PRICE       2006       LIFE (IN YEARS)     PRICE        2006        PRICE
--------------   -----------   ----------------   --------   -----------   --------
                     (IN                                         (IN
                  THOUSANDS)                                  THOUSANDS)
$ 1.67 -  2.50       4,727            3.0          $ 2.40        4,727      $ 2.40
  3.16 -  4.72       3,882            8.8            4.00        1,045        3.96
  4.76 -  7.12       2,557            8.4            5.81          956        5.84
  7.15 - 10.55       3,004            6.6            8.55        2,349        8.82
 10.87 - 16.00       1,369            4.9           12.62        1,369       12.62
 16.63 - 22.06         363            4.0           19.71          363       19.71
 25.25 - 31.63          28            4.6           26.23           28       26.23
 38.00 - 38.50         102            4.4           38.49          102       38.49
                    ------                                      ------
                    16,032            6.1          $ 6.02       10,939      $ 6.48
                    ======                                      ======

4. DEBT OBLIGATIONS

     Genentech Loan: On December 31, 2002, Lexicon borrowed $4.0 million under a note agreement with Genentech, Inc. The proceeds of the loan are to be used to fund research efforts under the alliance agreement with Genentech. On November 30, 2005, the note agreement was amended to extend the maturity date of the loan by one year to December 31, 2006. No other terms of the note agreement were changed. The Company may repay the note, at any time up to the maturity date, at its option, in cash, in shares of common stock valued at the then-current market price, or in a combination of cash and shares, subject to certain limitations. The note accrues interest at an annual rate of 8%, compounded quarterly. The $4.0 million note has been classified as a current liability on the accompanying consolidated balance sheet as of December 31, 2005 and March 31, 2006.

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

5. COMMITMENTS AND CONTINGENCIES

     In May 2002, Lexicon's subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the Hopewell lease. As of March 31, 2006, the Company had $430,000 in restricted investments to collateralize a standby letter of credit for this lease.

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

     Since our inception, we have incurred significant losses and, as of March 31, 2006, we had an accumulated deficit of $308.3 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants prior to our April 2000 initial public offering. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

     We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. Payments received in advance under these arrangements are recorded as deferred revenue until earned.

     Upfront fees under our drug discovery alliances are recognized as revenue on a straight-line basis over the estimated period of service, generally the contractual research term, to the extent they are non-refundable. Research funding under these alliances is recognized as services are performed to the extent they are non-refundable, either on a straight-line basis over the estimated service period, generally the contractual research term, or as contract research costs are incurred. Milestone-based fees are recognized upon completion of specified milestones according to contract terms. Fees for access to our databases and other target validation resources are recognized ratably over the subscription or access period. Payments received under target validation collaborations and government grants and contracts are recognized as revenue as we perform our obligations related to such research to the extent such fees are non-refundable. Non-refundable technology license fees are recognized as revenue upon the grant of the license, when performance is complete and there is no continuing involvement.

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

     We have advanced two of our drug discovery programs, LX-6171 and LX-1031, into preclinical development in preparation for regulatory filings for the commencement of clinical trials. For any potential drug, the drug development process takes many years to complete. The cost and length of time varies due to many factors, including the type, complexity and intended use of the product candidate. We estimate that drug development activities are typically completed over the following periods:

                              ESTIMATED
         PHASE            COMPLETION PERIOD
-----------------------   -----------------
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

Stock-based Compensation Expense

     On January 1, 2006, we adopted Statement of Financial Accounting Standards Board No. 123 (Revised), "Share-Based Payment," or SFAS No. 123(R). This statement requires companies to recognize compensation expense in the statement of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. We adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis. The adoption of SFAS No. 123(R) resulted in stock-based compensation expense of $1.8 million, or $0.03 per share, for the three months ended March 31, 2006. There is no impact on cash flows from operating activities or financing activities. As of March 31, 2006, stock-based compensation cost for all outstanding unvested options was $16.6 million, which is expected to be recognized over a weighted-average period of
1.4 years.

     Prior to the adoption of SFAS No. 123(R), our stock-based compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations," APB No. 25. Under the intrinsic value method described in APB No. 25, no compensation expense was recorded because the exercise price of the employee stock options equaled the market price of the underlying stock on the date of grant.

     We record expense for options issued to non-employee consultants at fair-value and re-measure the fair value at each reporting date. We reversed stock-based compensation expense of $11,000 related to non-employee consultants during the three-month period ended March 31, 2005.

     The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), the Company segregated its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures. Expected volatility is based on the historical volatility in our stock price. The following weighted-average assumptions were used for options granted in the three-month periods ended March 31, 2006 and 2005, respectively:

                                                                    RISK-FREE
                                                        EXPECTED     INTEREST   EXPECTED    ESTIMATED    DIVIDEND
                                                       VOLATILITY      RATE       TERM     FORFEITURES     RATE
                                                       ----------   ---------   --------   -----------   --------
March 31, 2006:
   Employees........................................       69%         4.6%         7          18%          0%
   Officers and non-employee directors..............       69%         4.6%         9           3%          0%
March 31, 2005:
   Employees, officers and non-employee directors...       72%         4.2%         7           3%          0%

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

REVENUES

     Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                         THREE MONTHS ENDED
                              MARCH 31,
                         ------------------
                             2006    2005
                            -----   -----
Total revenues........      $21.0   $13.9
Dollar increase.......      $ 7.1
Percentage increase...         50%

- Collaborative research - Revenue from collaborative research increased 117% to $19.3 million, primarily due to the achievement of a performance milestone under our hypertension drug discovery alliance with Takeda as well as the recognition of revenues under our alliance with Organon and our award from the Texas Enterprise Fund.

- Subscription and license fees - Revenue from subscriptions and license fees decreased 67% to $1.6 million, primarily due to the fact that the prior-year period included a one-time technology license fee from Deltagen, Inc.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                                2006    2005
                                               -----   -----
Total research and development expense...      $26.7   $22.8
Dollar increase..........................      $ 3.9
Percentage increase......................         17%

     Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.

     - Personnel - Personnel costs increased 11% to $13.1 million, primarily due to increased personnel to support the expansion of our drug discovery programs and merit-based pay increases for employees. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

     - Facilities and equipment - Facilities and equipment costs increased 6% to $5.4 million, primarily due to an increase in utility costs.

     - Laboratory supplies - Laboratory supplies expense increased 12% to $3.5 million, primarily due to research performed in connection with our award from the Texas Enterprise Fund.

     - Third-party and other services - Third-party and other services increased 41% to $2.0 million, primarily due to an increase in third-party research costs.

     - Stock-based compensation - Stock-based compensation expense increased by $1.2 million, primarily as a result of our adoption of SFAS No. 123(R), "Share-Based Payment," on January 1, 2006.

     -    Other - Other costs increased by 8% in 2006 to $1.5 million.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            ------------------
                                               2006    2005
                                               ----   -----
Total general and administrative expense...    $5.3    $4.4
Dollar increase............................    $0.9
Percentage increase........................      20%

     General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.

     - Personnel - Personnel costs increased 12% to $3.0 million, primarily due to increased personnel and merit-based pay increases for employees. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

     - Facilities and equipment - Facilities and equipment costs were $0.8 million, consistent with the prior year.

     - Professional fees - Professional fees decreased 19% to $0.3 million, primarily due to decreased litigation costs.

     - Stock-based compensation - Stock-based compensation expense increased by $0.7 million as a result of our adoption of SFAS No. 123(R), "Share-Based Payment," on January 1, 2006.

     -    Other - Other costs decreased 13% to $0.5 million.

INTEREST INCOME, INTEREST EXPENSE AND OTHER INCOME, NET

     Interest Income. Interest income increased 104% to $1.0 million in the three months ended March 31, 2006 from $0.5 million in the corresponding period in 2005, due to higher average cash balances and higher interest rates.

     Interest Expense. Interest expense was $0.8 million in the three months ended March 31, 2006 and 2005.

     Other Income, Net. Other income, net decreased 102% to expense of $7,000 in the three months ended March 31, 2006 from income of $0.3 million in the corresponding period in 2005. Other income in 2005 included a settlement with a vendor.

NET LOSS AND NET LOSS PER COMMON SHARE

     Net Loss and Net Loss per Common Share. Net loss decreased to $10.8 million in the three months ended March 31, 2006 from $13.3 million in the corresponding period in 2005. Net loss per common share decreased to $0.17 in the three months ended March 31, 2006 from $0.21 in the corresponding period in 2005.

     Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. From our inception through March 31, 2006, we had received net proceeds of $295.5 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000 and $50.1 million from our July 2003 common stock offering. In addition, from our inception through March 31, 2006, we received $365.7 million in cash payments from drug discovery alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants and contracts, of which $289.7 million had been recognized as revenues through March 31, 2006.

     As of March 31, 2006, we had $87.0 million in cash, cash equivalents and short-term investments (including $0.4 million of restricted investments), as compared to $99.7 million (including $0.4 million of restricted investments) as of December 31, 2005. Cash of $11.4 million was used in operations in the three months ended March 31, 2006. This consisted primarily of the net loss for the period of $10.8 million offset by non-cash charges of $2.7 million related to depreciation expense, $1.8 million related to stock-based compensation expense and $0.3 million related to amortization of intangible assets other than goodwill; a $3.1 million decrease in deferred revenue; and changes in other operating assets and liabilities of $2.3 million. Investing activities provided cash of $11.4 million in the three months ended March 31, 2006, primarily due to net maturities of short-term investments of $12.6 million. This was offset by purchases of property and equipment of $1.2 million. We used cash of $0.1 million in financing activities. This consisted of principal repayments of $0.2 million on the mortgage loan, offset by cash proceeds of $0.1 million from stock option exercises.

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

     In December 2002, we borrowed $4.0 million under a note agreement with Genentech. The proceeds of the loan are to be used to fund research efforts under our alliance with Genentech for the discovery of therapeutic proteins and antibody targets. On November 30, 2005, the note agreement was amended to extend the maturity date of the loan by one year to December 31, 2006. No other terms of the note agreement were changed. We may repay the note, at any time up to the maturity date, at our option, in cash, in shares of our common stock valued at the then-current market value, or in a combination of cash and shares, subject to certain limitations. The note accrues interest at an annual rate of 8%, compounded quarterly.

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

Risks Related to Our Need for Additional Financing and Our Financial Results

     - we will need additional capital in the future and, if it is not available on reasonable terms, we will be forced to significantly curtail or cease operations or obtain funds by entering into financing agreements on unattractive terms

     - we have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

     - our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance

Risks Related to Our Business

     - we are an early-stage company, and we may not successfully develop or commercialize any therapeutics or drug targets that we have identified

     - clinical testing of our future drug candidates in humans is an inherently risky and time-consuming process that may fail to demonstrate safety and efficacy, which could result in the delay, limitation or prevention of regulatory approval

     - we are dependent upon our collaborations with major pharmaceutical companies, and if we are unable to achieve milestones under those collaborations or if our collaborators' efforts fail to yield pharmaceutical products on a timely basis, our business will suffer

     - conflicts with our collaborators could jeopardize the success of our collaborative agreements and harm our product development efforts

     - if we are unable to internally establish drug development and commercialization capabilities or arrange for the provision of such functions by third parties, our ability to develop and commercialize pharmaceutical products would be significantly impaired

     - we lack the capability to manufacture materials for preclinical studies, clinical trials or commercial sales and will rely on third parties to manufacture our potential products, which may harm or delay our product development and commercialization efforts

     - we face substantial competition in our drug discovery and product development efforts

     - we may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

     - if we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to successfully develop and commercialize our own products

     - any contamination among our knockout mouse population could negatively affect the reliability of our scientific research or cause us to incur significant remedial costs

     - because all of our target validation operations are located at a single facility, the occurrence of a disaster could significantly disrupt our business

     - we use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly

Risks Related to Our Industry

     - our ability to patent our inventions is uncertain because patent laws and their interpretation are highly uncertain and subject to change

     - if we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could negatively impact our ability to compete in the market

     - we may be involved in patent litigation and other disputes regarding intellectual property rights and may require licenses from third parties for our discovery and development and planned commercialization activities, and we may not prevail in any such litigation or other dispute or be able to obtain required licenses

     - we use intellectual property that we license from third parties, and if we do not comply with these licenses, we could lose our rights under them

     - we have not sought patent protection outside of the United States for some of our inventions, and some of our licensed patents only provide coverage in the United States, and as a result, our international competitors could be granted foreign patent protection with respect to our discoveries

     - our industry is subject to extensive and uncertain government regulatory requirements, which could significantly hinder our ability, or the ability of our collaborators, to obtain, in a timely manner or at all, regulatory approval of potential therapeutic products, or to commercialize such products

     - if our potential products receive regulatory approval, we or our collaborators will remain subject to extensive and rigorous ongoing regulation

     - the uncertainty of pharmaceutical pricing and reimbursement may decrease the commercial potential of any products that we or our collaborators may develop and affect our ability to raise capital

     -    we may be sued for product liability

     - public perception of ethical and social issues may limit or discourage the use of our technologies, which could reduce our revenues

     For additional discussion of the risks and uncertainties that affect our business, see "Item 1. Business - Risk Factors" included in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

                                     LEXICON GENETICS INCORPORATED


Date: May 9, 2006                    By: /s/ Arthur T. Sands
                                         ---------------------------------------
                                         Arthur T. Sands, M.D., Ph.D.
                                         President and Chief Executive Officer


Date: May 9, 2006                    By: /s/ Julia P. Gregory
                                         ---------------------------------------
                                         Julia P. Gregory
                                         Executive Vice President, Corporate
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