Form 10-Q
period 2006-09-30
LEXICON GENETICS INC/TX
filed 2006-11-03
CIK 1062822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________to _________
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
Yes ☐      No ☑
     As of November 1, 2006, 76,275,553 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information
Item 1. Financial Statements
Lexicon Genetics Incorporated
Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,118	$21,970
Short-term investments, including restricted investments of $430	40,905	77,725
Accounts receivable, net of allowance for doubtful accounts of $45	2,064	2,586
Other receivables	—	22
Prepaid expenses and other current assets	3,350	3,744

Total current assets	58,437	106,047
Property and equipment, net of accumulated depreciation and amortization of $54,339 and $47,926, respectively	80,351	85,265
Goodwill	25,798	25,798
Intangible assets, net of amortization of $6,000 and $5,360, respectively	—	640
Other assets	762	964

Total assets	$165,348	$218,714

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,269	$6,883
Accrued liabilities	9,525	6,787
Current portion of deferred revenue	29,622	39,042
Current portion of long-term debt	4,800	4,751

Total current liabilities	48,216	57,463
Deferred revenue, net of current portion	30,163	42,540
Long-term debt	31,584	32,189
Other long-term liabilities	735	720

Total liabilities	110,698	132,912

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 120,000 shares authorized; 65,691 and 64,554 shares issued and outstanding	66	64
Additional paid-in capital	392,506	383,222
Deferred stock compensation	—	(2)
Accumulated deficit	(337,918)	(297,430)
Accumulated other comprehensive loss	(4)	(52)

Total stockholders’ equity	54,650	85,802

Total liabilities and stockholders’ equity	$165,348	$218,714

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Genetics Incorporated
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Collaborative research	$18,770	$13,520	$53,427	$36,174
Subscription and license fees	843	443	3,305	5,612

Total revenues	19,613	13,963	56,732	41,786
Operating expenses:
Research and development, including stock-based compensation of $1,101, $0, $3,355 and $(20), respectively	27,010	23,344	81,115	69,771
General and administrative, including stock-based compensation of $660, $0, $2,011 and $0, respectively	5,309	4,674	16,276	13,856

Total operating expenses	32,319	28,018	97,391	83,627

Loss from operations	(12,706)	(14,055)	(40,659)	(41,841)
Interest income	774	767	2,677	1,764
Interest expense	(817)	(833)	(2,437)	(2,465)
Other income (expense), net	(6)	—	(69)	313

Net loss	$(12,755)	$(14,121)	$(40,488)	$(42,229)

Net loss per common share, basic and diluted	$(0.20)	$(0.22)	$(0.63)	$(0.66)
Shares used in computing net loss per common share, basic and diluted	64,832	64,134	64,676	63,767
The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Genetics Incorporated
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(40,488)	$(42,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,986	7,835
Amortization of intangible assets, other than goodwill	640	900
Stock-based compensation	5,368	(20)
Loss on disposal of property and equipment	35	10
Changes in operating assets and liabilities:
Decrease in accounts receivable	544	4,699
Decrease in prepaid expenses and other current assets	394	1,360
Decrease in other assets	202	160
Increase (decrease) in accounts payable and other liabilities	139	(2,665)
Increase (decrease) in deferred revenue	(21,797)	41,903

Net cash used in operating activities	(46,977)	(11,953)
Cash flows from investing activities:
Purchases of property and equipment	(3,163)	(9,391)
Proceeds from disposal of property and equipment	56	123
Purchases of investments	(42,716)	(116,120)
Maturities of investments	79,584	121,891

Net cash provided by investing activities	33,761	(3,497)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,920	563
Repayment of debt borrowings	(556)	(511)

Net cash provided by financing activities	3,364	52

Net increase (decrease) in cash and cash equivalents	(9,852)	8,508
Cash and cash equivalents at beginning of period	21,970	14,612

Cash and cash equivalents at end of period	$12,118	$23,120

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,053	$2,095

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$48	$(54)
Reversal of deferred stock compensation, in connection with stock options	$—	$35
Retirement of property and equipment	$1,664	$4,327
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
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.
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
3. Recent Accounting Pronouncement
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008. The Company is currently evaluating the impact of this statement on its financial condition and results of operation.
4. Stock-Based Compensation
     On January 1, 2006, Lexicon adopted Statement of Financial Accounting Standards Board No. 123 (Revised), “Share-Based Payment,” SFAS No. 123(R). This statement requires companies to recognize compensation expense in the statement of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. The Company adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date. Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis. The adoption of SFAS No. 123(R) resulted in stock-based compensation expense of $1.8 million and $5.4 million for the three and nine month periods ended September 30, 2006, respectively, or $0.03 per share and $0.08 per share, respectively. There is no impact on cash flows from operating activities or financing activities. As of September 30, 2006, stock-based compensation cost for all outstanding unvested options was $13.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.
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
     Lexicon records expense for options issued to non-employee consultants at fair value and re-measures the fair value at each reporting date. Lexicon recorded no stock-based compensation expense in the three-month period ended September 30, 2005 and reversed stock-based compensation expense of $20,000 during the nine-month period ended September 30, 2005, related to non-employee consultants as a result of a decline in the fair value of those options.
     The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to all outstanding and unvested awards in the period:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported:	$(14,121)	$(42,229)
Add: Stock-based compensation expense included in reported net loss	—	(20)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,679)	(8,936)

Pro forma net loss	$(16,800)	$(51,185)

Net loss per common share, basic and diluted
As reported	$(0.22)	$(0.66)
Pro forma	$(0.26)	$(0.80)
Valuation Assumptions
     The fair value of stock options is estimated at the date of grant using the Black-Scholes method. The Black-Scholes option-pricing model requires the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), the Company segregated its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for options granted in the nine-month periods ended September 30, 2006 and 2005, respectively:

		Risk-free
	Expected	Interest	Expected	Estimated	Dividend
	Volatility	Rate	Term	Forfeitures	Rate
September 30, 2006:
Employees	69%	4.6%	7	18%	0%
Officers and non-employee directors	69%	4.7%	9	3%	0%
September 30, 2005:
Employees, officers and non-employee directors	72%	4.2%	7	3%	0%
Stock Option Plans
     2000 Equity Incentive Plan: In September 1995, Lexicon adopted the 1995 Stock Option Plan, which was subsequently amended and restated in February 2000 as the 2000 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants of the Company. The Equity Incentive Plan also permits the grant of stock bonuses and restricted stock purchase awards. Incentive stock options have an exercise price of 100% or more of the fair market value of our common stock on the date of grant. Nonstatutory stock options may have an exercise price as low as 85% of fair market value on the date of grant. The purchase price of other stock awards may not be less than 85% of fair market value. However, the plan administrator may award bonuses in consideration of past services without a purchase payment. Shares may be subject to a repurchase option in the discretion of the plan administrator. Generally, stock options have a maximum term of 10 years, and options vest in increments over four years from the date of grant, although options may be granted with different vesting terms from time to time. Upon employee termination, unexercised options will expire at the end of three months. As of September 30, 2006, an aggregate of 20,500,000 shares of common stock had been reserved for issuance, options to purchase 15,554,629 shares were outstanding, and 3,654,815 shares had been issued upon the exercise of stock options issued under the Equity Incentive Plan.
     2000 Non-Employee Directors’ Stock Option Plan: In February 2000, Lexicon adopted the 2000 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. Under the Directors’ Plan, non-employee directors first elected after the closing of the Company’s initial public offering receive an initial option to purchase 30,000 shares of common stock. In addition, on the day following each of the Company’s annual meetings of stockholders, beginning with the annual meeting in 2001, each non-employee director who has been a director for at least six months was automatically granted an option to purchase 6,000 shares of common stock. Beginning with the annual meeting in 2005, the annual grant was increased to an option to purchase 10,000 shares of common stock. Initial option grants become vested and exercisable over a period of five years and annual option grants become vested over a period of 12 months from the date of grant. Options granted under the Directors’ Plan have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and term of ten years from the date of grant. As of September 30, 2006, an aggregate of 600,000 shares of common stock had been reserved for issuance, options to purchase 338,000 shares were outstanding, and no options had been exercised under the Directors’ Plan.
     Coelacanth Corporation 1999 Stock Option Plan: Lexicon assumed the Coelacanth Corporation 1999 Stock Option Plan (the “Coelacanth Plan”) and the outstanding stock options under the plan in connection with our July 2001 acquisition of Coelacanth Corporation. The Company will not grant any further options under the Coelacanth Plan. As outstanding options under the plan expire or terminate, the number of shares authorized for issuance under the Coelacanth Plan will be correspondingly reduced. As of September 30, 2006, an aggregate of 100,316 shares of common stock had been reserved for issuance, options to purchase 73,271 shares of common stock were outstanding, and 27,045 shares of common stock had been issued upon the exercise of stock options issued under the Coelacanth Plan.
Stock Option Activity
     The following is a summary of option activity under Lexicon’s stock option plans for the first nine months of 2006:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	13,802	$6.36
Granted	2,636	4.07
Exercised	(137)	2.33
Canceled	(335)	7.36

Outstanding at September 30, 2006	15,966	5.99	5.7	$6,347

Exercisable at September 30, 2006	11,445	$6.42	4.5	$6,344

     The weighted-average grant date fair value of options granted during the nine-month periods ended September 30, 2006 and 2005 was $2.99 and $3.97, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2006 and 2005 were $310,000 and $4,469,000, respectively. As of September 30, 2006, 1,552,556 shares of common stock were available for grant under Lexicon’s stock option plans.
Stock Options Outstanding
     The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average
	Outstanding as of	Remaining	Weighted
Range of	September 30,	Contractual	Average	Exercisable as of	Weighted Average
Exercise Price	2006	Life (In Years)	Exercise Price	September 30, 2006	Exercise Price
	(In thousands)			(In thousands)
$1.67 – 2.50	4,663	2.5	$2.41	4,663	$2.41
3.16 – 4.72	3,920	8.3	4.00	1,226	3.97
4.76 – 7.12	2,620	7.9	5.77	1,272	5.80
7.15 – 10.55	2,953	6.1	8.55	2,474	8.74
10.87 – 16.00	1,324	4.5	12.64	1,324	12.64
16.63 – 22.06	357	3.5	19.69	357	19.69
25.25 – 31.63	28	4.1	26.23	28	26.23
38.00 – 38.50	101	3.9	38.49	101	38.49

	15,966	5.7	$5.99	11,445	$6.42

5. Debt Obligations
     Genentech Loan: On December 31, 2002, Lexicon borrowed $4.0 million under a note agreement with Genentech, Inc. The proceeds of the loan are to be used to fund research efforts under the alliance agreement with Genentech. On November 30, 2005, the note agreement was amended to extend the maturity date of the loan by one year to December 31, 2006. No other terms of the note agreement were changed. The Company may repay the note, at any time up to the maturity date, at its option, in cash, in shares of common stock valued at the then-current market price, or in a combination of cash and shares, subject to certain limitations. The note accrues interest at an annual rate of 8%, compounded quarterly. The $4.0 million note has been classified as a current liability on the accompanying consolidated balance sheets as of December 31, 2005 and September 30, 2006.
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
6. Commitments and Contingencies
     In May 2002, Lexicon’s subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the Hopewell lease. As of September 30, 2006, the Company had $430,000 in restricted investments to collateralize a standby letter of credit for this lease.
7. Equity Financing
     In September 2006, Lexicon sold 1,000,000 shares of its common stock to Azimuth Opportunity Ltd. under its June 2006 equity line agreement with Azimuth at a purchase price of approximately $3.67 per share. After deducting offering expenses, Lexicon received net proceeds from the sale of approximately $3.6 million.
8. Subsequent Event
     In October 2006, Lexicon completed the registered direct offering and sale of 10,582,011 shares of its common stock to selected institutional investors at a price of $3.78 per share, resulting in net proceeds of $37.5 million, after deducting placement agent fees of $2.4 million and estimated offering expenses of $0.1 million. Lexicon currently intends to use the net proceeds for research and development and general corporate purposes, including preclinical and clinical development of its lead programs, capital expenditures and working capital needs, but may use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to its own.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a biopharmaceutical company focused on discovering and developing breakthrough treatments for human disease. We are using gene knockout technology to systematically discover the physiological functions of genes in living mammals, or in vivo. We generate our gene function discoveries using knockout mice – mice whose DNA has been altered to disrupt, or “knock out,” the function of the altered gene. Our patented gene trapping and gene targeting technologies enable us to rapidly generate these knockout mice by altering the DNA of genes in a special variety of mouse cells, called embryonic stem cells, which can be cloned and used to generate mice with the altered gene. We employ an integrated platform of advanced medical technologies to systematically discover and validate which genes, when knocked out, result in a favorable medical profile with pharmaceutical utility. We then pursue those genes and the proteins they encode as potential targets for therapeutic intervention in our drug discovery programs.
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
     Since our inception, we have incurred significant losses and, as of September 30, 2006, we had an accumulated deficit of $337.9 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. In connection with the expansion of our drug discovery programs and our target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
     We have initiated Phase 1 clinical trials for our most advanced drug discovery program, LX-6171, and have advanced another of our drug discovery programs, LX-1031, into preclinical development in preparation for regulatory filings for the commencement of clinical trials. For any potential drug, the drug development process takes many years to complete. The cost and length of time varies due to many factors, including the type, complexity and intended use of the product candidate. We estimate that drug development activities are typically completed over the following periods:

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
Stock-based Compensation Expense
     On January 1, 2006, we adopted Statement of Financial Accounting Standards Board No. 123 (Revised), “Share-Based Payment,” or SFAS No. 123(R). This statement requires companies to recognize compensation expense in the statement of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. We adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis. The adoption of SFAS No. 123(R) resulted in stock-based compensation expense of $1.8 million and $5.4 million for the three and nine month periods ended September 30, 2006, respectively, or $0.03 per share and $0.08 per share, respectively. There is no impact on cash flows from operating activities or financing activities. As of September 30, 2006, stock-based compensation cost for all outstanding unvested options was $13.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

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
     We record expense for options issued to non-employee consultants at fair-value and re-measure the fair value at each reporting date. We recorded no stock-based compensation expense in the three-month period ended September 30, 2005 and reversed stock-based compensation expense of $20,000 during the nine-month period ended September 30, 2005, related to non-employee consultants as a result of a decline in the fair value of those options.
     The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), the Company segregated its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures. Expected volatility is based on the historical volatility in our stock price. The following weighted-average assumptions were used for options granted in the nine-month periods ended September 30, 2006 and 2005, respectively:

		Risk-free
	Expected	Interest	Expected	Estimated	Dividend
	Volatility	Rate	Term	Forfeitures	Rate
September 30, 2006:
Employees	69%	4.6%	7	18%	0%
Officers and non-employee directors	69%	4.7%	9	3%	0%
September 30, 2005:
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
Recent Accounting Pronouncement
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008. The Company is currently evaluating the impact of this statement on its financial condition and results of operation.
Results of Operations
Three Months Ended September 30, 2006 and 2005
     Revenues
          Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended
	September 30,
	2006	2005
Total revenues	$19.6	$14.0
Dollar increase	$5.6
Percentage increase	40%
•	Collaborative research – Revenue from collaborative research increased 39% to $18.8 million, primarily due to the recognition of revenues under our contract with the National Institutes of Health, our alliance with Genentech, Inc. and our grant from the United States Army Medical Research and Materiel Command.

•	Subscription and license fees – Revenue from subscriptions and license fees increased 90% to $0.8 million, primarily due to higher royalties received under a technology license held by Deltagen, Inc.
     Research and Development Expenses
          Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended
	September 30,
	2006	2005
Total research and development expense	$27.0	$23.3
Dollar increase	$3.7
Percentage increase	16%
          Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.
•	Personnel – Personnel costs increased 16% to $13.3 million, primarily due to increased personnel for the expansion of our drug discovery programs and to support the research performed in connection with our award from the Texas Enterprise Fund, merit-based pay increases and increased medical claims costs for employees. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs increased 3% to $5.4 million.

•	Laboratory supplies – Laboratory supplies expense increased 6% to $3.4 million, primarily due to research performed in connection with our award from the Texas Enterprise Fund.

•	Third-party and other services – Third-party and other services increased 33% to $2.7 million, primarily due to an increase in third-party clinical research costs, as well as patent related fees.

•	Stock-based compensation – Stock-based compensation expense increased by $1.1 million, primarily as a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006.

•	Other – Other costs decreased by 18% to $1.1 million, primarily due to the completion in July 2006 of the amortization of intangible assets, other than goodwill.
     General and Administrative Expenses
     General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended
	September 30,
	2006	2005
Total general and administrative expense	$5.3	$4.7
Dollar increase	$0.6
Percentage increase	14%
          General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.
•	Personnel – Personnel costs were $2.9 million, consistent with the prior year period. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs were $0.8 million, consistent with the prior year period.

•	Professional fees – Professional fees were $0.4 million, consistent with the prior year period.

•	Stock-based compensation – Stock-based compensation expense increased by $0.7 million as a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006.

•	Other – Other costs were $0.6 million, consistent with the prior year period.
     Interest Income, Interest Expense and Other Income, Net
          Interest Income. Interest income was $0.8 million in the three months ended September 30, 2006 and 2005.
          Interest Expense. Interest expense was $0.8 million in the three months ended September 30, 2006 and 2005.

     Net Loss and Net Loss per Common Share
          Net Loss and Net Loss per Common Share. Net loss decreased to $12.8 million in the three months ended September 30, 2006 from $14.1 million in the corresponding period in 2005. Net loss per common share decreased to $0.20 in the three months ended September 30, 2006 from $0.22 in the corresponding period in 2005.
          Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Nine Months Ended September 30, 2006 and 2005
     Revenues
     Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Nine Months Ended
	September 30,
	2006	2005
Total revenues	$56.7	$41.8
Dollar increase	$14.9
Percentage increase	36%
•	Collaborative research – Revenue from collaborative research increased 48% to $53.4 million, primarily due to the achievement of a performance milestone under our hypertension drug discovery alliance with Takeda and our contract with the National Institutes of Health, as well as the recognition of revenues under our award from the Texas Enterprise Fund and our alliances with Organon and Genentech.

•	Subscription and license fees – Revenue from subscriptions and license fees decreased 41% to $3.3 million, primarily due to the fact that the prior-year period included a one-time technology license fee from Deltagen, Inc. This is offset in part by higher royalties received under this technology license in the current-year period.
     Research and Development Expenses
          Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Nine Months Ended
	September 30,
	2006	2005
Total research and development expense	$81.1	$69.8
Dollar increase	$11.3
Percentage increase	16%
          Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.
•	Personnel – Personnel costs increased 13% to $39.3 million, primarily due to increased personnel for the expansion of our drug discovery programs and to support the research performed in connection with our award from the Texas Enterprise Fund, merit-based pay increases and increased medical claims costs for employees. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.
•	Facilities and equipment – Facilities and equipment costs increased 3% to $16.1 million.

•	Laboratory supplies – Laboratory supplies expense increased 16% to $11.1 million, primarily due to research performed in connection with our award from the Texas Enterprise Fund.

•	Third-party and other services – Third-party and other services increased 31% to $7.2 million, primarily due to an increase in third-party pre-clinical and clinical research costs.

•	Stock-based compensation – Stock-based compensation expense increased by $3.4 million, primarily as a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006.

•	Other – Other costs decreased by 2% to $4.0 million.
     General and Administrative Expenses
          General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Nine Months Ended
	September 30,
	2006	2005
Total general and administrative expense	$16.3	$13.9
Dollar increase	$2.4
Percentage increase	17%
          General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.
•	Personnel – Personnel costs increased 10% to $9.1 million, primarily due to merit-based pay increases and increased medical claims costs for employees. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs were $2.3 million, consistent with the prior year period.

•	Professional fees – Professional fees decreased 19% to $1.1 million.

•	Stock-based compensation – Stock-based compensation expense increased by $2.0 million as a result of our adoption of SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006.

•	Other – Other costs decreased 9% to $1.7 million.
     Interest Income, Interest Expense and Other Income, Net
          Interest Income. Interest income increased 52% to $2.7 million in the nine months ended September 30, 2006 from $1.8 million in the corresponding period in 2005, due to higher interest rates.
          Interest Expense. Interest expense decreased 1% to $2.4 million in the nine months ended September 30, 2006 from $2.5 million in the corresponding period in 2005.

          Other Income (Expense), Net. Other income (expense), net decreased 122% to expense of $69,000 in the nine months ended September 30, 2006 from income of $0.3 million in the corresponding period in 2005. Other income in 2005 included a settlement with a vendor.
     Net Loss and Net Loss per Common Share
          Net Loss and Net Loss per Common Share. Net loss decreased to $40.5 million in the nine months ended September 30, 2006 from $42.2 million in the corresponding period in 2005. Net loss per common share decreased to $0.63 in the nine months ended September 30, 2006 from $0.66 in the corresponding period in 2005.
Liquidity and Capital Resources
          We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. From our inception through September 30, 2006, we had received net proceeds of $299.3 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000, $50.1 million from our July 2003 common stock offering and $3.6 million from our sale of common stock to Azimuth Opportunity Ltd. in September 2006. In addition, from our inception through September 30, 2006, we received $382.9 million in cash payments from drug discovery alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants and contracts, of which $325.5 million had been recognized as revenues through September 30, 2006.
          As of September 30, 2006, we had $53.0 million in cash, cash equivalents and short-term investments (including $0.4 million of restricted investments), as compared to $99.7 million (including $0.4 million of restricted investments) as of December 31, 2005. Cash of $47.0 million was used in operations in the nine months ended September 30, 2006. This consisted primarily of the net loss for the period of $40.5 million offset by non-cash charges of $8.0 million related to depreciation expense, $5.4 million related to stock-based compensation expense and $0.6 million related to amortization of intangible assets other than goodwill; a $21.8 million decrease in deferred revenue; and changes in other operating assets and liabilities of $1.3 million. Investing activities provided cash of $33.8 million in the nine months ended September 30, 2006, primarily due to net maturities of short-term investments of $36.9 million. This was offset by purchases of property and equipment of $3.2 million. Financing activities provided cash of $3.4 million in the nine months ended September 30, 2006, due primarily to net proceeds of $3.6 million from our sale of common stock to Azimuth Opportunity Ltd. in September 2006, as well as proceeds of $0.3 million from stock option exercises. This was offset by $0.5 million in principal repayments on our mortgage loan.
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
     In September 2006, we issued 1,000,000 shares of our common stock to Azimuth under this agreement at a purchase price of approximately $3.67 per share. After deducting offering expenses, we received net proceeds from the sale of approximately $3.6 million.
     In October 2006, we completed the registered direct offering and sale of 10,582,011 shares of our common stock to selected institutional investors at a price of $3.78 per share, resulting in net proceeds of $37.5 million, after deducting placement agent fees of $2.4 million and estimated offering expenses of $0.1 million. We currently intend to use the net proceeds for research and development and general corporate purposes, including preclinical and clinical development of our lead programs, capital expenditures and working capital needs, but may use a portion of the net proceeds to acquire or invest in businesses, products and technologies that are complementary to our own.
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

     Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from drug discovery alliances, target validation collaborations, government grants and contracts, and technology licenses will be sufficient to fund our operations for at least the next twelve months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.
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
             For additional discussion of the risks and uncertainties that affect our business, see “Item 1. Business – Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

Item 6. Exhibits

Exhibit No.		Description
31.1	—	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Genetics Incorporated

Date: November 3, 2006	By:	/s/ Arthur T. Sands

Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: November 3, 2006	By:	/s/ Julia P. Gregory

Julia P. Gregory
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002