Form 10-Q
period 2007-03-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2007-05-10
CIK 1062822

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 000-30111
Lexicon Pharmaceuticals, Inc.
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
Yes ☐      No ☑
     As of May 8, 2007, 78,310,627 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.
     The Lexicon name and logo, LexVision® and OmniBank® are registered trademarks and Genome5000™, e-Biology™ and 10TO10™ are trademarks of Lexicon Pharmaceuticals, Inc.

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

Part I – Financial Information
Item 1. Financial Statements
Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,608	$30,226
Short-term investments, including restricted investments of $430	39,910	49,773
Accounts receivable, net of allowance for doubtful accounts of $35	1,722	1,186
Prepaid expenses and other current assets	3,537	4,367

Total current assets	64,777	85,552
Property and equipment, net of accumulated depreciation and amortization of $59,155 and $56,905, respectively	76,041	78,192
Goodwill	25,798	25,798
Other assets	752	724

Total assets	$167,368	$190,266

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,366	$6,513
Accrued liabilities	6,772	7,325
Current portion of deferred revenue	31,198	31,312
Current portion of long-term debt	826	816

Total current liabilities	43,162	45,966
Deferred revenue, net of current portion	23,302	26,688
Long-term debt	31,156	31,372
Other long-term liabilities	744	739

Total liabilities	98,364	104,765

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 120,000 shares authorized; 78,292 and 77,804 shares issued and outstanding	78	78
Additional paid-in capital	439,589	437,180
Accumulated deficit	(370,656)	(351,741)
Accumulated other comprehensive loss	(7)	(16)

Total stockholders’ equity	69,004	85,501

Total liabilities and stockholders’ equity	$167,368	$190,266

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues:
Collaborative research	$12,271	$19,306
Subscription and license fees	1,224	1,649

Total revenues	13,495	20,955
Operating expenses:
Research and development, including stock-based compensation of $991 and $1,149, respectively	27,290	26,672
General and administrative, including stock-based compensation of $568 and $692, respectively	5,300	5,303

Total operating expenses	32,590	31,975

Loss from operations	(19,095)	(11,020)
Interest income	880	1,003
Interest expense	(688)	(807)
Other income, net	(12)	(7)

Net loss	$(18,915)	$(10,831)

Net loss per common share, basic and diluted	$(0.24)	$(0.17)
Shares used in computing net loss per common share, basic and diluted	77,938	64,566
The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(18,915)	$(10,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,468	2,682
Amortization of intangible assets, other than goodwill	—	300
Stock-based compensation	1,559	1,841
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(536)	450
Decrease in prepaid expenses and other current assets	830	306
(Increase) decrease in other assets	(28)	156
Decrease in accounts payable and other liabilities	(2,695)	(3,219)
Decrease in deferred revenue	(3,500)	(3,133)

Net cash used in operating activities	(20,817)	(11,448)
Cash flows from investing activities:
Purchases of property and equipment	(318)	(1,192)
Purchases of investments	(5,692)	(27,590)
Maturities of investments	15,564	40,189

Net cash provided by investing activities	9,554	11,407
Cash flows from financing activities:
Proceeds from issuance of common stock	851	120
Repayment of debt borrowings	(206)	(191)

Net cash provided by (used in) financing activities	645	(71)

Net decrease in cash and cash equivalents	(10,618)	(112)
Cash and cash equivalents at beginning of period	30,226	21,970

Cash and cash equivalents at end of period	$19,608	$21,858

Supplemental disclosure of cash flow information:
Cash paid for interest	$662	$679

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments	$9	$—
Retirement of property and equipment	$219	$1,402
The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Lexicon Pharmaceuticals, Inc. (Lexicon or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
     The accompanying consolidated financial statements include the accounts of Lexicon and its subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
     For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.
2. Net Loss Per Share
     Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive. There are no differences between basic and diluted net loss per share for all periods presented.
3. Stock-Based Compensation
     On January 1, 2006, Lexicon adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”). This statement requires companies to recognize compensation expense in the statement of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. The Company adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date. Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis. The adoption of SFAS No. 123(R) resulted in stock-based compensation expense of $1.6 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. There is no impact on cash flows from operating activities or financing activities. As of March 31, 2007, stock-based compensation cost for all outstanding unvested options was $14.3 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Valuation Assumptions
     The fair value of stock options is estimated at the date of grant using the Black-Scholes method. The Black-Scholes option-pricing model requires the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), the Company segregated its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for options granted in the three-month periods ended March 31, 2007 and 2006, respectively:

		Risk-free
	Expected	Interest	Expected	Estimated	Dividend
	Volatility	Rate	Term	Forfeitures	Rate
March 31, 2007:
Employees	67%	4.5%	6	20%	0%
Officers and non-employee directors	67%	4.6%	9	4%	0%
March 31, 2006:
Employees	69%	4.6%	7	18%	0%
Officers and non-employee directors	69%	4.6%	9	3%	0%
Stock Option Activity
     The following is a summary of option activity under Lexicon’s stock option plans for the first quarter of 2007:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2006	15,815	$5.99
Granted	2,283	3.94
Exercised	(489)	1.77
Canceled	(525)	5.08

Outstanding at March 31, 2007	17,084	5.87	5.6	$4,751

Exercisable at March 31, 2007	11,994	$6.45	4.2	$4,748

     The weighted-average grant date fair value of options granted during the three-month periods ended March 31, 2007 and 2006 was $2.80 and $2.95, respectively. The total intrinsic value of options exercised during the three-month periods ended March 31, 2007 and 2006 were $952,000 and $146,000, respectively. As of March 31, 2007, 2,426,888 shares of common stock were available for grant under Lexicon’s stock option plans.

Stock Options Outstanding
     The following table summarizes information about stock options outstanding at March 31, 2007:

Options Outstanding						Options Exercisable
				Weighted Average
				Remaining	Weighted		Weighted
Range of			Outstanding as of	Contractual	Average	Exercisable as of	Average
Exercise Price			March 31, 2007	Life (In Years)	Exercise Price	March 31, 2007	Exercise Price
			(In thousands)			(In thousands)
$ 1.67	–	2.50	4,164	2.2	$2.49	4,164	$2.49
3.16	–	4.72	5,874	8.4	3.98	1,936	3.98
4.76	–	7.12	2,392	6.9	5.76	1,514	5.78
7.15	–	10.55	2,850	5.1	8.57	2,576	8.68
10.87	–	16.00	1,321	3.7	12.64	1,321	12.64
16.63	–	22.06	356	3.0	19.70	356	19.70
25.25	–	31.63	28	3.2	26.23	28	26.23
38.00	–	38.50	99	2.5	38.49	99	38.49

			17,084	5.6	$5.87	11,994	$6.45

4. Recent Accounting Pronouncement
     On January 1, 2007, Lexicon adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on the Company’s consolidated financial position, results of operations or cash flows as a result of adopting FIN 48. As of January 1, 2007 and March 31, 2007, the Company did not have any unrecognized tax benefits.
     The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes. The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007 and March 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.
     At December 31, 2006, the Company had net operating loss (“NOL”) carryforwards of approximately $267.4 million and research and development (“R&D”) credit carryforwards of approximately $14.4 million expiring beginning in 2011. Utilization of the NOL and R&D credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code. The Company has conducted a limited analysis to determine whether a change in control has occurred since the Company’s formation and does not believe a significant limitation, if any, would be determined upon a detailed analysis. Further, until a Section 382 study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. The Company has established a full valuation allowance for its NOL and R&D credit carryforwards.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008. The Company is currently evaluating the effect, if any, of this statement on its financial condition and results of operations.
5. Debt Obligations
     In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.
6. Commitments and Contingencies
     In May 2002, Lexicon’s subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the Hopewell lease. As of March 31, 2007, the Company had $430,000 in restricted investments to collateralize a standby letter of credit for this lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease. We use our proprietary gene knockout technology to disrupt, or knock out, the function of genes in mice and then employ an integrated platform of advanced medical technologies to systematically discover the physiological and behavioral functions and pharmaceutical utility of the genes we have knocked out and the potential drug targets encoded by the corresponding human genes. For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential small molecule, antibody and protein drugs. We have advanced drug candidates from two of these programs into human clinical trials, with drug candidates from two additional programs in preclinical development and a number of additional programs in various stages of preclinical research. We believe that our systematic, target biology-driven approach to drug discovery will enable us to substantially expand our clinical pipeline and we have initiated our 10TO10 program with the goal of advancing ten drug candidates into human clinical trials by the end of 2010.
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
     Since our inception, we have incurred significant losses and, as of March 31, 2007, we had an accumulated deficit of $370.7 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and development programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. In connection with our ongoing target validation research efforts and the expansion of our drug discovery and development programs, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
     We have initiated Phase 1b clinical trials for our most advanced drug programs, LX6171 for disorders characterized by cognitive impairment such as Alzheimer’s disease, schizophrenia and vascular dementia and LX1031 for gastrointestinal disorders such as irritable bowel syndrome. We have advanced two other drug programs, LX2931 for autoimmune diseases such as rheumatoid arthritis and LX1032 for gastrointestinal disorders, into preclinical development in preparation for regulatory filings for the commencement of clinical trials and a number of additional drug programs into various stages of preclinical research. The drug development process takes many years to complete. The cost and length of time varies due to many factors, including the type, complexity and intended use of the drug candidate. We estimate that drug development activities are typically completed over the following periods:

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
Stock-based Compensation Expense
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment,” or SFAS No. 123(R). This statement requires companies to recognize compensation expense in the statement of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. We adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis. The adoption of SFAS No. 123(R) resulted in stock-based compensation expense of $1.6 million and $1.8 million for the three months ended March 31, 2007 and 2006, respectively. There is no impact on cash flows from operating activities or financing activities. As of March 31, 2007, stock-based compensation cost for all outstanding unvested options was $14.3 million, which is expected to be recognized over a weighted-average vesting period of 1.4 years.
     The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), we segregated our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures. Expected volatility is based on the historical volatility in our stock price. The following weighted-average assumptions were used for options granted in the three-month periods ended March 31, 2007 and 2006, respectively:

		Risk-free
	Expected	Interest	Expected	Estimated	Dividend
	Volatility	Rate	Term	Forfeitures	Rate
March 31, 2007:
Employees	67%	4.5%	6	20%	0%
Officers and non-employee directors	67%	4.6%	9	4%	0%
March 31, 2006:
Employees	69%	4.6%	7	18%	0%
Officers and non-employee directors	69%	4.6%	9	3%	0%
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
Recent Accounting Pronouncement
     On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on our consolidated financial position, results of operations or cash flows as a result of adopting FIN 48. As of January 1, 2007 and March 31, 2007, we did not have any unrecognized tax benefits.
     We are primarily subject to U.S. federal and New Jersey and Texas state income taxes. The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007 and March 31, 2007, we had no accruals for interest or penalties related to income tax matters.
     At December 31, 2006, we had net operating loss carryforwards of approximately $267.4 million and research and development credit carryforwards of approximately $14.4 million expiring beginning in 2011. Utilization of the net operating loss and research and development credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code. We have conducted a limited analysis to determine whether a change in control has occurred since our formation and do not believe a significant limitation, if any, would be determined upon a detailed analysis. Further, until a Section 382 study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. We have established a full valuation allowance for our net operating loss and research and development credit carryforwards.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008. We are currently evaluating the impact of this statement on our financial condition and results of operations.
Results of Operations
Three Months Ended March 31, 2007 and 2006
   Revenues
     Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2007	2006
Total revenues	$13.5	$21.0
Dollar decrease	$(7.5)
Percentage decrease	36%
•	Collaborative research – Revenue from collaborative research decreased 36% to $12.3 million, primarily due to the achievement of a performance milestone under our Takeda alliance in the 2006 period, as well as decreased revenue under our alliance with Bristol-Myers Squibb resulting from the conclusion of the revenue recognition period for the upfront payment we received under the alliance.

•	Subscription and license fees – Revenue from subscriptions and license fees decreased 26% to $1.2 million, primarily due to the fact that the prior-year period included a one-time technology license fee from Bristol-Myers Squibb.
   Research and Development Expenses
     Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2007	2006
Total research and development expense	$27.3	$26.7
Dollar increase	$0.6
Percentage increase	2%
     Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.
•	Personnel – Personnel costs decreased 2% to $12.8 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007, offset in part by severance payments resulting from such reduction in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 4% to $5.2 million, primarily due to a decrease in depreciation expense.

•	Laboratory supplies – Laboratory supplies expense decreased 11% to $3.2 million, primarily due to a reduction in our personnel in January 2007.

•	Third-party and other services – Third-party and other services increased 97% to $4.0 million, primarily due to an increase in third-party clinical research costs.

•	Stock-based compensation – Stock-based compensation expense decreased 14% to $1.0 million, primarily as a result of forfeitures of unvested stock options.

•	Other – Other costs decreased 24% to $1.1 million, primarily due to the amortization of other intangibles in 2006.
   General and Administrative Expenses
     General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2007	2006
Total general and administrative expense	$5.3	$5.3
Dollar increase	$0
Percentage increase	0%
     General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.
•	Personnel – Personnel costs increased 4% to $3.1 million, primarily due to severance payments resulting from a reduction in our personnel in January 2007, offset in part by lower salary and benefit costs resulting from such reduction in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 9% to $0.7 million, primarily due to a decrease in depreciation expense.

•	Professional fees – Professional fees increased 22% to $0.4 million, primarily due to increased litigation costs.

•	Stock-based compensation – Stock-based compensation expense decreased 18% to $0.6 million, primarily as a result of forfeitures of unvested stock options.

•	Other – Other costs were $0.5 million, consistent with the prior year.
   Interest Income, Interest Expense and Other Income, Net
     Interest Income. Interest income decreased 12% to $0.9 million in the three months ended March 31, 2007 from $1.0 million in the corresponding period in 2006, due to lower average cash balances.
     Interest Expense. Interest expense decreased 15% to $0.7 million in the three months ended March 31, 2007 from $0.8 million in the corresponding period in 2006.
     Other Income, Net. Other income, net decreased 75% to expense of $12,000.
   Net Loss and Net Loss per Common Share
     Net Loss and Net Loss per Common Share. Net loss increased to $18.9 million in the three months ended March 31, 2007 from $10.8 million in the corresponding period in 2006. Net loss per common share increased to $0.24 in the three months ended March 31, 2007 from $0.17 in the corresponding period in 2006.
     Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
     We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. From our inception through March 31, 2007, we had received net proceeds of $337.8 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000, $50.1 million from a July 2003 common stock offering and $37.5 million from an October 2006 common stock offering. In addition, from our inception through March 31, 2007, we received $411.0 million in cash payments from drug discovery alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants and contracts, of which $355.0 million had been recognized as revenues through March 31, 2007.
     As of March 31, 2007, we had $59.5 million in cash, cash equivalents and short-term investments, as compared to $80.0 million as of December 31, 2006. We used cash of $20.8 million in operations in the three months ended March 31, 2007. This consisted primarily of the net loss for the period of $18.9 million offset by non-cash charges of $2.4 million related to depreciation expense and $1.6 million related to stock-based compensation expense; a $3.5 million decrease in deferred revenue; and changes in other operating assets and liabilities of $2.4 million. Investing activities provided cash of $9.6 million in the three months ended March 31, 2007, primarily due to net maturities of short-term investments of $9.9 million. This was offset by purchases of property and equipment of $0.3 million. Financing activities provided cash of $0.7 million primarily due to proceeds of $0.9 million from stock option exercises, offset by principal repayments of $0.2 million on the mortgage loan.

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
     Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from existing and new drug discovery alliances, target validation collaborations, government grants and contracts, and technology licenses will be sufficient to fund our operations for at least the next twelve months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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
Risks Related to Our Need for Additional Financing and Our Financial Results
•	we will need substantial amounts of additional capital in the future; if it is unavailable, we will be forced to significantly curtail or cease operations and, if it is not available on reasonable terms, we may be forced to obtain funds by entering into financing agreements on unfavorable terms

•	we have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

•	our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance
Risks Related to Our Business
•	we are an early-stage company, and we may not successfully develop or commercialize any therapeutics or drug targets that we have identified

•	clinical testing of our drug candidates in humans is an inherently risky and time-consuming process that may fail to demonstrate safety and efficacy, which could result in the delay, limitation or prevention of regulatory approval

•	we are dependent upon our collaborations with major pharmaceutical companies, and if we are unable to achieve milestones under those collaborations or if our collaborators’ efforts fail to yield pharmaceutical products on a timely basis, our business will suffer

•	conflicts with our collaborators could jeopardize the success of our collaborative agreements and harm our product development efforts

•	if we are unable to internally establish drug development and commercialization capabilities or arrange for the provision of such functions by third parties, our ability to develop and commercialize pharmaceutical products would be significantly impaired

•	we lack the capability to manufacture materials for preclinical studies, clinical trials or commercial sales and will rely on third parties to manufacture our potential products, which may harm or delay our product development and commercialization efforts

•	we face substantial competition in our drug discovery and product development efforts

•	we may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

•	if we lose our key personnel or are unable to attract and retain additional personnel, we may be unable to successfully develop and commercialize our own products

•	any contamination among our knockout mouse population could negatively affect the reliability of our scientific research or cause us to incur significant remedial costs

•	because all of our target validation operations are located at a single facility, the occurrence of a disaster could significantly disrupt our business

•	we use hazardous chemicals and radioactive and biological materials in our business; any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly
Risks Related to Our Industry
•	our ability to patent our inventions is uncertain because patent laws and their interpretation are highly uncertain and subject to change

•	if we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could negatively impact our ability to compete in the market

•	we may be involved in patent litigation and other disputes regarding intellectual property rights and may require licenses from third parties for our discovery and development and planned commercialization activities, and we may not prevail in any such litigation or other dispute or be able to obtain required licenses

•	we use intellectual property that we license from third parties, and if we do not comply with these licenses, we could lose our rights under them

•	we have not sought patent protection outside of the United States for some of our inventions, and some of our licensed patents only provide coverage in the United States, and as a result, our international competitors could be granted foreign patent protection with respect to our discoveries

•	our industry is subject to extensive and uncertain government regulatory requirements, which could significantly hinder our ability, or the ability of our collaborators, to obtain, in a timely manner or at all, regulatory approval of potential therapeutic products, or to commercialize such products

•	if our potential products receive regulatory approval, we or our collaborators will remain subject to extensive and rigorous ongoing regulation

•	the uncertainty of pharmaceutical pricing and reimbursement may decrease the commercial potential of any products that we or our collaborators may develop and affect our ability to raise capital

•	we may be sued for product liability

•	public perception of ethical and social issues may limit or discourage the use of our technologies, which could reduce our revenues
     For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

Item 6. Exhibits

Exhibit No.	Description
3.1	— Restated Certificate of Incorporation, as amended

31.1	— Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	— Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date: May 10, 2007	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Julia P. Gregory
Julia P. Gregory
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
3.1	— Restated Certificate of Incorporation, as amended

31.1	— Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	— Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	— Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002