Form 10-Q
period 2007-06-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2007-08-08
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 000-30111
Lexicon Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0474169 (I.R.S. Employer Identification Number)
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
Yes ☐ No ☑
     As of August 6, 2007, 85,965,249 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.
     LexVision® and OmniBank® are registered trademarks and the Lexicon name and logo and Genome5000™ are trademarks of Lexicon Pharmaceuticals, Inc.

Factors Affecting Forward Looking Statements
     This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Part II, Item 1A. — Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results, unless required by law.

Part I — Financial Information
Item 1. Financial Statements
Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,587	$30,226
Short-term investments, including restricted investments of $430	27,654	49,773
Short-term investments held by Symphony Icon, Inc.	44,991	—
Accounts receivable, net of allowance for doubtful accounts of $35	1,357	1,186
Prepaid expenses and other current assets	3,692	4,367

Total current assets	100,281	85,552
Property and equipment, net of accumulated depreciation and amortization of $61,003 and $56,905, respectively	74,214	78,192
Goodwill	25,798	25,798
Other assets	669	724

Total assets	$200,962	$190,266

Liabilities, Noncontrolling Interest and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,701	$6,513
Accrued liabilities	7,556	7,325
Current portion of deferred revenue	26,394	31,312
Current portion of long-term debt	844	816

Total current liabilities	39,495	45,966
Deferred revenue, net of current portion	19,933	26,688
Long-term debt	30,942	31,372
Other long-term liabilities	749	739

Total liabilities	91,119	104,765
Noncontrolling interest in Symphony Icon, Inc.	29,908	—
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 120,000 shares authorized; 85,965 and 77,804 shares issued and outstanding	86	78
Additional paid-in capital	464,105	437,180
Accumulated deficit	(384,247)	(351,741)
Accumulated other comprehensive loss	(9)	(16)

Total stockholders’ equity	79,935	85,501

Total liabilities and stockholders’ equity	$200,962	$190,266

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Collaborative research	$12,477	$15,351	$24,748	$34,657
Subscription and license fees	171	813	1,395	2,462

Total revenues	12,648	16,164	26,143	37,119
Operating expenses:
Research and development, including stock-based compensation of $1,044, $1,105, $2,035 and $2,254, respectively	25,594	27,433	52,884	54,105
General and administrative, including stock-based compensation of $627, $659, $1,195 and $1,351, respectively	5,004	5,664	10,304	10,967

Total operating expenses	30,598	33,097	63,188	65,072

Loss from operations	(17,950)	(16,933)	(37,045)	(27,953)
Interest income	765	900	1,645	1,903
Interest expense	(695)	(813)	(1,383)	(1,620)
Other income (expense), net	(14)	(56)	(26)	(63)

Loss before noncontrolling interest in Symphony Icon, Inc.	(17,894)	(16,902)	(36,809)	(27,733)
Loss attributable to noncontrolling interest in Symphony Icon, Inc.	4,303	—	4,303	—

Net loss	$(13,591)	$(16,902)	$(32,506)	$(27,733)

Net loss per common share, basic and diluted	$(0.17)	$(0.26)	$(0.41)	$(0.43)
Shares used in computing net loss per common share, basic and diluted	79,568	64,627	78,758	64,597
The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(32,506)	$(27,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,915	5,341
Amortization of intangible assets, other than goodwill	—	600
Loss attributable to noncontrolling interest	(4,303)	—
Stock-based compensation	3,230	3,607
Loss on disposal of property and equipment	—	35
Changes in operating assets and liabilities:
Increase in accounts receivable	(171)	(2,288)
Decrease in prepaid expenses and other current assets	675	105
Decrease in other assets	55	167
Decrease in accounts payable and other liabilities	(1,571)	(1,280)
Decrease in deferred revenue	(11,673)	(10,444)

Net cash used in operating activities	(41,349)	(31,890)
Cash flows from investing activities:
Purchases of property and equipment	(938)	(2,341)
Proceeds from disposal of property and equipment	1	56
Purchases of investments held by Symphony Icon, Inc.	(44,991)	—
Purchases of investments	(15,997)	(36,813)
Maturities of investments	38,123	63,763

Net cash provided by (used in) investing activities	(23,802)	24,665
Cash flows from financing activities:
Proceeds from issuance of common stock to Symphony Holdings, LLC, net of fees	14,258	—
Proceeds from exercise of stock options	881	169
Repayment of debt borrowings	(402)	(372)
Proceeds from purchase of noncontrolling interest by preferred shareholders of Symphony Icon, Inc. (net of fees)	42,775	—

Net cash provided by (used in) financing activities	57,512	(203)

Net decrease in cash and cash equivalents	(7,639)	(7,428)
Cash and cash equivalents at beginning of period	30,226	21,970

Cash and cash equivalents at end of period	$22,587	$14,542

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,337	$1,369

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for purchase option in conjunction with Symphony Icon, Inc. financing	$8,564	$—
Unrealized gain (loss) on investments	$7	$10
Retirement of property and equipment	$818	$1,654
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
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
     The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries, as well as one variable interest entity, Symphony Icon, Inc. (“Symphony Icon”), for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). Intercompany transactions and balances are eliminated in consolidation.
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
3. Stock-Based Compensation
     On January 1, 2006, Lexicon adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”). This statement requires companies to recognize compensation expense in the statement of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. The Company adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date. Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis. The Company had stock-based compensation expense under SFAS No. 123(R) of $1.7 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively, and $3.2 million and $3.6 million for the six months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense under SFAS No. 123(R) has no impact on cash flows from operating activities or financing activities. As of June 30, 2007, stock-based compensation cost for all outstanding unvested options was $13.3 million, which is expected to be recognized over a weighted-average period of 1.4 years.
Valuation Assumptions
     The fair value of stock options is estimated at the date of grant using the Black-Scholes method. The Black-Scholes option-pricing model requires the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), the Company segregated its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for options granted in the six-month periods ended June 30, 2007 and 2006, respectively:

		Risk-free
	Expected	Interest	Expected	Estimated	Dividend
	Volatility	Rate	Term	Forfeitures	Rate
June 30, 2007:
Employees	67%	4.5%	6	21%	0%
Officers and non-employee directors	67%	4.6%	9	4%	0%
June 30, 2006:
Employees	69%	4.6%	7	18%	0%
Officers and non-employee directors	69%	4.7%	9	3%	0%
Stock Option Activity
     The following is a summary of option activity under Lexicon’s stock option plans for the first six months of 2007:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2006	15,815	$5.99
Granted	2,614	3.90
Exercised	(511)	1.80
Canceled	(1,354)	7.31

Outstanding at June 30, 2007	16,564	5.68	5.7	$2,977

Exercisable at June 30, 2007	11,556	$6.26	4.3	$2,977

     The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2007 and 2006 was $2.78 and $2.99, respectively. The total intrinsic value of options exercised during the six-month periods ended June 30, 2007 and 2006 were $976,000 and $213,000, respectively. As of June 30, 2007, 924,156 shares of common stock were available for grant under Lexicon’s stock option plans.

Stock Options Outstanding
     The following table summarizes information about stock options outstanding at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining	Weighted		Weighted
Range of	Outstanding as of	Contractual	Average	Exercisable as of	Average
Exercise Price	June 30, 2007	Life (In Years)	Exercise Price	June 30, 2007	Exercise Price
	(In thousands)			(In thousands)
$1.67 – 2.50	4,142	2.0	$2.49	4,142	$2.49
3.16 – 4.72	6,018	8.5	3.96	1,943	3.99
4.76 – 7.12	2,227	7.1	5.75	1,495	5.76
7.15 – 10.55	2,519	5.4	8.55	2,318	8.63
10.87 – 14.44	1,207	3.8	12.63	1,207	12.63
16.63 – 22.06	356	2.8	19.70	356	19.70
25.25 – 31.63	25	3.3	26.03	25	26.03
38.00 – 38.50	70	3.2	38.49	70	38.49

	16,564	5.7	$5.68	11,556	$6.26

4. Recent Accounting Pronouncements
     On January 1, 2007, Lexicon adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on the Company’s consolidated financial position, results of operations or cash flows as a result of adopting FIN 48. As of January 1, 2007 and June 30, 2007, the Company did not have any unrecognized tax benefits.
     The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes. The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007 and June 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.
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
6. Commitments and Contingencies
     In May 2002, Lexicon’s subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the Hopewell lease. As of June 30, 2007, the Company had $430,000 in restricted investments to collateralize a standby letter of credit for this lease.
7. Arrangements with Symphony Icon, Inc.
     On June 15, 2007, Lexicon entered into a series of related agreements providing for the financing of the clinical development of LX6171, LX1031 and LX1032, along with any other pharmaceutical compositions modulating the same targets as those drug candidates (the “Programs”). The agreements include a Novated and Restated Technology License Agreement pursuant to which the Company licensed to Symphony Icon, a wholly-owned subsidiary of Symphony Icon Holdings LLC (“Holdings”), the Company’s intellectual property rights related to the Programs. Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the Programs.
     Under a Share Purchase Agreement, dated June 15, 2007, between the Company and Holdings, the Company issued and sold to Holdings 7,650,622 shares of its common stock on June 15, 2007 in exchange for $15 million and the Purchase Option (as defined below).
     Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company has received from Holdings an exclusive purchase option (the “Purchase Option”) that gives the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. The Purchase Option is exercisable by the Company at any time, in its sole discretion, beginning on the one-year anniversary of the Closing Date and ending on the four-year anniversary of the Closing Date (subject to an earlier exercise right in limited circumstances) at an exercise price of (i) $72 million, if the Purchase Option is exercised on or after the one-year anniversary of the Closing Date and before the two-year anniversary of the Closing Date, (ii) $81 million, if the Purchase Option is exercised on or after the two-year anniversary of the Closing Date and before the three-year anniversary of the Closing Date and (iii) $90 million, if the Purchase Option is exercised on or after the three-year anniversary of the Closing Date and before the four-year anniversary of the Closing Date. The Purchase Option exercise price may be paid in cash or a combination of cash and Common Stock, at the Company’s sole discretion, provided that the Common Stock portion may not exceed 40% of the Purchase Option exercise price.
     Under an Amended and Restated Research and Development Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings (the “R&D Agreement”), Symphony Icon and the Company will develop the Programs in accordance with a specified development plan and related development budget. The R&D Agreement provides that the Company will continue to be primarily responsible for the development of the Programs. The Company’s development activities will be supervised by Symphony Icon’s Development Committee, which is comprised of an equal number of representatives from the Company and Symphony Icon. The Development Committee will report to Symphony Icon’s Board of Directors, which is currently comprised of five members, including one member designated by the Company and two independent directors.
     Under a Research Cost Sharing, Payment and Extension Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, upon the recommendation of the Development Committee, Symphony Icon’s Board of Directors may require the Company to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the Programs in accordance with the specified development plan and related development budget. The Development Committee’s right to recommend that Symphony Icon’s Board of Directors submit such funding requirement to the Company will terminate on the one-year anniversary of the expiration of the Purchase Option, subject to limited exceptions.
     In accordance with FIN 46R, Lexicon has determined that Symphony Icon is a variable interest entity for which it is the primary beneficiary. As a result, Lexicon has included the financial condition and results of operations of Symphony Icon in its consolidated financial statements. Symphony Icon’s cash and cash equivalents have been recorded on Lexicon’s consolidated financial statements as short-term investments held by Symphony Icon. The noncontrolling interest in Symphony Icon on Lexicon’s consolidated balance sheet initially reflected the $45 million proceeds contributed into Symphony Icon less $2.2 million of structuring and legal fees and the $8.6 million value of the common stock issued by Lexicon to Symphony Holdings for the Purchase Option. As the collaboration progresses, this line item will be reduced by Symphony Icon’s losses, which were $4.3 million in the three months ended June 30, 2007, until the balance becomes zero. The reductions to the noncontrolling interest in Symphony Icon will be reflected in Lexicon’s consolidated statement of operations using a similar caption and will reduce the amount of Lexicon’s reported net loss.
8. Agreements with Invus, L.P.
     On June 17, 2007, Lexicon entered into a series of agreements with Invus, L.P. (“Invus”) under which Invus will make an investment in the Company’s common stock and have certain other rights described below.
     Lexicon entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Invus under which the Company has agreed, subject to Stockholder Approval as described below and customary closing conditions, to issue and sell to Invus shares in an initial investment (the “Initial Investment”) and permit Invus to require, subject to specific conditions, that the Company conduct certain rights offerings (the “Rights Offerings”).
     Initial Investment. In the Initial Investment, Invus will purchase shares of Lexicon’s common stock for a total of approximately $205 million in two parts as follows:
     (a) a number of shares of Lexicon’s common stock that, when added to the shares of common stock already owned by Invus and its affiliates (including the 3,891,108 shares owned on the date of the Securities Purchase Agreement and any shares issued upon exercise of the Warrants described below but excluding, for the avoidance of doubt, the shares of common stock to be issued pursuant to paragraph (b) below), equal 19.9% of the aggregate number of shares of the Company’s common stock outstanding as of the closing of the Initial Investment (which is expected to be approximately 16,500,000 shares) for a per share purchase price equal to $3.0915; and

     (b) a number of shares of Lexicon’s common stock that, when added to the number of shares of common stock already owned by Invus and its affiliates and the number of shares subject to paragraph (a) above, equal 40% of the aggregate number of shares of the Company’s common stock outstanding as of the closing of the Initial Investment (which is expected to be approximately 34,325,000 shares) for a per share purchase price equal to $4.50.
     Pending the closing of the Initial Investment, Invus and its affiliates have agreed not to acquire additional shares of Lexicon’s common stock, subject to certain exceptions, except for shares, if any, acquired upon exercise of the Warrants.
     Rights Offerings. For a period of 90 days following the date (the “First Rights Offering Trigger Date”) which is 27 months after the closing of the Initial Investment, Invus will have the right to require Lexicon to make a pro rata offering of non-transferable rights to acquire common stock to all of its stockholders (the “First Rights Offering”) in an aggregate amount to be designated by Invus not to exceed an amount equal to (a) the quotient of (i) $550,000,000, minus the amount of the Initial Investment, minus the aggregate amount paid by Invus upon the exercise of any Warrants, divided by (ii) two (which quotient is expected to be approximately $172.5 million), minus (b) the aggregate net proceeds received in all Qualified Offerings (as defined below), if any, completed prior to the First Rights Offering Trigger Date. The price per share of the First Rights Offering would be designated by Invus in a range between $4.50 and a then-current average market price of the Company’s common stock. The First Rights Offering Trigger Date could be changed to as early as 24 months after the closing of the Initial Investment with the approval of the members of the Company’s board of directors who are not affiliated with Invus (the “Unaffiliated Board”). All stockholders would have oversubscription rights with respect to the First Rights Offering, and Invus would be required to purchase the entire portion of the First Rights Offering that is not subscribed for by other stockholders.
     A “Qualified Offering” consists of a bona fide financing transaction comprised of Lexicon’s issuance of shares of its common stock at a price greater than $4.50 per share, which transaction is not entered into in connection with the Company’s entry into any other transaction (including, a collaboration or license for the discovery, development or commercialization of pharmaceutical products) involving the purchaser of such common stock.
     For a period of 90 days following the date (the “Second Rights Offering Trigger Date”) which is 12 months after the later of (a) the First Rights Offering Trigger Date or (b) the date on which Invus exercised its right to require Lexicon to conduct the First Rights Offering, Invus would have the right to require the Company to make a pro rata offering of non-transferable rights to acquire common stock to all of its stockholders (the “Second Rights Offering” and, together with the First Rights Offering, the “Rights Offerings”) in an aggregate amount to be designated by Invus not to exceed an amount equal to $550,000,000, minus the amount of the Initial Investment, minus the aggregate amount paid by Invus upon the exercise of any Warrants, minus the amount of the First Rights Offering, minus the aggregate net proceeds received in all Qualified Offerings, if any, completed prior to the Second Rights Offering Trigger Date. The price per share of the Second Rights Offering would be designated by Invus in a range between $4.50 and a then-current average market price of the Company’s common stock. All stockholders would have oversubscription rights with respect to the Second Rights Offering, and Invus would be required to purchase the entire portion of the Second Rights Offering that is not subscribed for by other stockholders.
     The parties’ obligations to issue and purchase shares of common stock under the Initial Investment and to conduct and participate in the Rights Offerings are subject to the approval by Lexicon’s stockholders of the Initial Investment, the Rights Offerings and an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of common stock to a level sufficient to complete the Initial Investment and the Rights Offerings (the “Stockholder Approval”).
     Until the later of the completion of the Second Rights Offering or the expiration of the 90-day period following the Second Rights Offering Trigger Date, Lexicon will not, without Invus’ prior consent, issue any shares of its common stock at a price below $4.50 per share, subject to certain exceptions.
     In connection with the Securities Purchase Agreement, Lexicon entered into a Warrant Agreement with Invus under which the Company issued to Invus warrants (the “Warrants”) to purchase 16,498,353 shares of its common stock at an exercise price of $3.0915 per share. As indicated above, purchases of shares upon exercise of the Warrants prior to the closing of the Initial Investment will reduce the number of shares purchased at the same price in the Initial Investment. If the Initial Investment is completed, any Warrants not exercised prior to the closing of the Initial Investment will automatically terminate. In addition, the Warrants will expire on the earliest to occur of the following: (a) 30 business days after the stockholders meeting held to vote on the Invus transaction and the amendment to our certificate of incorporation (so long as the Company has not materially breached the securities purchase agreement, its board of directors has not withdrawn or changed its recommendation that Lexicon’s stockholders vote in favor of the Invus transaction or the amendment to the Company’s certificate of incorporation and no acquisition proposal (as defined below) has been consummated, announced or made public or approved or recommended by the Company’s board of directors); (b) three years after the termination of the Securities Purchase Agreement, provided that the termination of the agreement has not been due to a material breach thereof by Invus; (c) nine months after the stockholders meeting if, prior to the meeting, our board of directors has withdrawn or changed its recommendation that our stockholders vote in favor of the Invus transaction and the amendment to our certificate of incorporation or if an acquisition proposal has been consummated, announced or made public (so long as we have not materially breached the securities purchase agreement); and (d) the termination of the Securities Purchase Agreement if such agreement is terminated due to a material breach by Invus.
     In connection with the Securities Purchase Agreement, Lexicon entered into a Stockholders’ Agreement with Invus under which Invus (a) will have specified rights with respect to designation of directors and to participate in future equity issuances by the Company, (b) will be subject to certain standstill restrictions, as well as restrictions on transfer and the voting of the shares of common stock held by it and its affiliates, and (c), as long as Invus holds at least 15% of the total number of outstanding shares of the Company’s common stock, will be entitled to certain minority protections.

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
     We are working both independently and through strategic collaborations and alliances to capitalize on our technology and drug target discoveries and to develop and commercialize drug candidates emerging from our drug discovery and development programs. We have established alliances with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field; with Genentech, Inc. for the discovery of therapeutic proteins and antibody targets and the development of antibody and protein drugs based on those targets; and with N.V. Organon for the discovery of another group of therapeutic proteins and antibody targets and the development and commercialization of antibody and protein drugs based on those targets. In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies, research institutes and academic institutions under which we receive fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries for use in the other organization’s own drug discovery efforts. Finally, we have established a clinical development financing arrangement with Symphony Icon, Inc. under which we have licensed to Symphony Icon our intellectual property rights to our drug candidates, LX6171, LX1031 and LX1032, subject to our exclusive option to reacquire all rights to such drug candidates. We are consolidating the financial condition and results of operations of Symphony Icon in accordance with FASB Interpretation No. 46, as described under the heading “Critical Accounting Policies.”
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
     Since our inception, we have incurred significant losses and, as of June 30, 2007, we had an accumulated deficit of $384.2 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and development programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. In connection with our ongoing target validation research efforts and the expansion of our drug discovery and development programs, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
     We have recently concluded a Phase 1b clinical trial of our most advanced drug candidate, LX6171, an orally-delivered small molecule compound that we are developing as a potential treatment for disorders characterized by cognitive impairment. We are conducting a Phase 1b clinical trial for another drug candidate, LX1031, an orally-delivered small molecule compound that we are developing as a potential treatment for irritable bowel syndrome. We have advanced two other compounds, LX2931, which we plan to develop as a potential treatment for rheumatoid arthritis and other autoimmune conditions, and LX1032, which we plan to develop as a potential treatment for conditions that may include gastrointestinal disorders and carcinoid syndrome, into preclinical development in preparation for regulatory filings for the commencement of clinical trials. We have compounds from a number of additional drug programs in various stages of preclinical research. The drug development process takes many years to complete. The cost and length of time varies due to many factors, including the type, complexity and intended use of the drug candidate. We estimate that drug development activities are typically completed over the following periods:

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
Consolidation of Variable Interest Entity
     We consolidate the financial condition and results of operations of Symphony Icon in accordance with FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. While Symphony Icon is defined under FIN46R to be a variable interest entity for which we are the primary beneficiary, Symphony Icon is wholly-owned by the noncontrolling interest holders. Therefore, we deduct the losses attributed to the noncontrolling interest from our net loss in the consolidated statement of operations and we also reduce the noncontrolling interest holders’ ownership interest in the consolidated balance sheet by Symphony Icon’s losses.
Stock-based Compensation Expense
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment,” or SFAS No. 123(R). This statement requires companies to recognize compensation expense in the statement of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. We adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date. Additionally, for any unvested awards outstanding at the adoption date, we will recognize compensation expense over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis. We had stock-based compensation expense under SFAS No. 123(R) of $1.7 million and $1.8 million for the three months ended June 30, 2007 and 2006, respectively, and $3.2 million and $3.6 million for the six months ended June 30, 2007 and 2006, respectively. Stock-based compensation expense under SFAS No. 123(R) has no impact on cash flows from operating activities or financing activities. As of June 30, 2007, stock-based compensation cost for all outstanding unvested options was $13.3 million, which is expected to be recognized over a weighted-average vesting period of 1.4 years.
     The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), we segregated our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures. Expected volatility is based on the historical volatility in our stock price. The following weighted-average assumptions were used for options granted in the six-month periods ended June 30, 2007 and 2006, respectively:

		Risk-free
	Expected	Interest	Expected	Estimated	Dividend
	Volatility	Rate	Term	Forfeitures	Rate
June 30, 2007:
Employees	67%	4.5%	6	21%	0%
Officers and non-employee directors	67%	4.6%	9	4%	0%
June 30, 2006:
Employees	69%	4.6%	7	18%	0%
Officers and non-employee directors	69%	4.7%	9	3%	0%
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
Recent Accounting Pronouncements
          On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on our consolidated financial position, results of operations or cash flows as a result of adopting FIN 48. As of January 1, 2007 and June 30, 2007, we did not have any unrecognized tax benefits.
          We are primarily subject to U.S. federal and New Jersey and Texas state income taxes. The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007 and June 30, 2007, we had no accruals for interest or penalties related to income tax matters.
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
Results of Operations
Three Months Ended June 30, 2007 and 2006
     Revenues
          Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,
	2007	2006
Total revenues	$12.6	$16.2
Dollar decrease	$(3.6)
Percentage decrease	22%
•	Collaborative research — Revenue from collaborative research decreased 19% to $12.5 million, primarily due to decreased revenue under our alliance with Bristol-Myers Squibb resulting from the conclusion of the revenue recognition period for the upfront payment we received under the alliance.

•	Subscription and license fees — Revenue from subscriptions and license fees decreased 79% to $0.2 million, primarily due to lower royalties received under a technology license agreement with Deltagen, Inc.
     Research and Development Expenses
          Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,
	2007	2006
Total research and development expense	$25.6	$27.4
Dollar decrease	$(1.8)
Percentage decrease	7%
          Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.
•	Personnel — Personnel costs decreased 17% to $10.8 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment — Facilities and equipment costs were $5.3 million, consistent with the prior year.

•	Laboratory supplies — Laboratory supplies expense decreased 32% to $2.9 million, primarily due to a reduction in our personnel in January 2007.

•	Third-party and other services — Third-party and other services increased 81% to $4.4 million, primarily due to an increase in third-party preclinical and clinical research and development costs.

•	Stock-based compensation — Stock-based compensation expense decreased 6% to $1.0 million, primarily as a result of forfeitures of unvested stock options.

•	Other — Other costs decreased 17% to $1.2 million, primarily due to the amortization of other intangibles in 2006.

     General and Administrative Expenses
          General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,
	2007	2006
Total general and administrative expense	$5.0	$5.7
Dollar decrease	$(0.7)
Percentage decrease	12%
          General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.
•	Personnel — Personnel costs decreased 20% to $2.6 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007.

•	Facilities and equipment — Facilities and equipment costs decreased 19% to $0.6 million, primarily due to a decrease in depreciation expense.

•	Professional fees — Professional fees increased 27% to $0.5 million, primarily due to increased litigation costs.

•	Stock-based compensation — Stock-based compensation expense decreased 5% to $0.6 million, primarily as a result of forfeitures of unvested stock options.

•	Other — Other costs were $0.6 million, consistent with the prior year.
     Interest Income, Interest Expense and Other Income (Expense), Net
          Interest Income. Interest income decreased 15% to $0.8 million in the three months ended June 30, 2007 from $0.9 million in the corresponding period in 2006, due to lower average cash balances.
          Interest Expense. Interest expense decreased 15% to $0.7 million in the three months ended June 30, 2007 from $0.8 million in the corresponding period in 2006.
          Other Income (Expense), Net. Expense under other income (expense), net decreased 75% to $14,000.
     Noncontrolling Interest in Symphony Icon, Inc.
          For the three month periods ended June 30, 2007 and 2006, the losses attributed to the noncontrolling interest holders of Symphony Icon were $4.3 million and none, respectively.
     Net Loss and Net Loss per Common Share
          Net Loss and Net Loss per Common Share. Net loss decreased to $13.6 million in the three months ended June 30, 2007 from $16.9 million in the corresponding period in 2006. Net loss per common share decreased to $0.17 in the three months ended June 30, 2007 from $0.26 in the corresponding period in 2006.

          Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Six Months Ended June 30, 2007 and 2006
     Revenues
          Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Six Months Ended June 30,
	2007	2006
Total revenues	$26.1	$37.1
Dollar decrease	$(11.0)
Percentage decrease	30%
•	Collaborative research — Revenue from collaborative research decreased 29% to $24.7 million, primarily due to decreased revenue under our alliance with Bristol-Myers Squibb resulting from the conclusion of the revenue recognition period for the upfront payment we received under the alliance. Additionally, the prior year included the achievement of a performance milestone under our Takeda alliance.

•	Subscription and license fees — Revenue from subscriptions and license fees decreased 43% to $1.4 million, primarily due to lower royalties received under a technology license with Deltagen.
     Research and Development Expenses
          Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Six Months Ended June 30,
	2007	2006
Total research and development expense	$52.9	$54.1
Dollar decrease	$(1.2)
Percentage decrease	2%
          Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.
•	Personnel — Personnel costs decreased 9% to $23.6 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007, offset in part by severance payments resulting from such reduction in personnel.

•	Facilities and equipment — Facilities and equipment costs decreased 2% to $10.5 million.

•	Laboratory supplies — Laboratory supplies expense decreased 22% to $6.0 million, primarily due to a reduction in our personnel in January 2007.

•	Third-party and other services — Third-party and other services increased 88% to $8.4 million, primarily due to an increase in third-party preclinical and clinical research and development costs.

•	Stock-based compensation — Stock-based compensation expense decreased 10% to $2.0 million, primarily as a result of forfeitures of unvested stock options.

•	Other — Other costs decreased by 20% to $2.3 million, primarily due to the amortization of other intangibles in 2006.
     General and Administrative Expenses
          General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Six Months Ended June 30,
	2007	2006
Total general and administrative expense	$10.3	$11.0
Dollar decrease	$(0.7)
Percentage decrease	6%
          General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.
•	Personnel — Personnel costs decreased 9% to $5.7 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007, offset in part by severance payments resulting from such reduction in personnel.

•	Facilities and equipment — Facilities and equipment costs decreased 14% to $1.3 million, primarily due to a decrease in depreciation expense.

•	Professional fees — Professional fees increased 25% to $1.0 million, primarily due to increased litigation costs.

•	Stock-based compensation — Stock-based compensation expense decreased 12% to $1.2 million primarily as a result of forfeitures of unvested stock options.

•	Other — Other costs were $1.1 million, consistent with the prior year.
     Interest Income, Interest Expense and Other Income (Expense), Net
          Interest Income. Interest income decreased 14% to $1.6 million in the six months ended June 30, 2007 from $1.9 million in the corresponding period in 2006, due to lower average cash balances.
          Interest Expense. Interest expense decreased 15% to $1.4 million in the six months ended June 30, 2007 from $1.6 million in the corresponding period in 2006.
          Other Income (Expense), Net. Expense under other income (expense), net decreased 59% to $26,000.
     Noncontrolling Interest in Symphony Icon, Inc.
          For the six month periods ended June 30, 2007 and 2006, the losses attributed to the noncontrolling interest holders of Symphony Icon were $4.3 million and none, respectively.
     Net Loss and Net Loss per Common Share
          Net Loss and Net Loss per Common Share. Net loss increased to $32.5 million in the six months ended June 30, 2007 from $27.7 million in the corresponding period in 2006. Net loss per common share decreased to $0.41 in the six months ended June 30, 2007 from $0.43 in the corresponding period in 2006.
Liquidity and Capital Resources
          We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon. From our inception through June 30, 2007, we had received net proceeds of $352.0 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000, $50.1 million from a July 2003 common stock offering and $37.5 million from an October 2006 common stock offering. In addition, from our inception through June 30, 2007, we received $412.3 million in cash payments from drug discovery alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants and contracts, of which $367.7 million had been recognized as revenues through June 30, 2007.
          As of June 30, 2007, we had $50.2 million in cash, cash equivalents and short-term investments and $45.0 million in investments held by Symphony Icon. We had $80.0 million in cash, cash equivalents and short-term investments as of December 31, 2006. We used cash of $41.3 million in operations in the six months ended June 30, 2007. This consisted primarily of the net loss for the period of $32.5 million offset by non-cash charges of $4.9 million related to depreciation expense and $3.2 million related to stock-based compensation expense; a $11.7 million decrease in deferred revenue; a $4.3 million loss attributable to noncontrolling interest and changes in other operating assets and liabilities of $1.0 million. Investing activities used cash of $23.8 million in the six months ended June 30, 2007, primarily due to purchases of investments held by Symphony Icon of $45.0 million and by purchases of property and equipment of $0.9 million, offset by net maturities of short-term investments of $22.1 million. Financing activities provided cash of $57.5 million primarily due to $42.8 million in proceeds from the purchase of noncontrolling interest by preferred shareholders of Symphony Icon, $14.3 million in proceeds from issuance of common stock to Symphony Holdings, LLC, net of fees and $0.9 million from stock option exercises, offset by principal repayments of $0.4 million on the mortgage loan.
          On June 17, 2007, we entered into a securities purchase agreement, a warrant agreement and a stockholders’ agreement with Invus, L.P. Pursuant to the warrant agreement, Invus has received warrants to purchase up to 16,498,353 shares of our common stock, for a per share purchase price of $3.0915. The issuance and purchase of shares upon the exercise of the warrants are not subject to stockholder approval. Pursuant to the securities purchase agreement, upon stockholder approval and subject to customary closing conditions, Invus will purchase, at that price, a number of shares approximately equal to the number of shares that remain subject to the warrants, and the warrants will terminate. Invus also will purchase, subject to such conditions, approximately 34.3 million additional shares of our common stock for a per share purchase price of $4.50. Combined, these purchases for approximately $205 million (which we refer to as the initial investment) will bring Invus’ ownership to 40% of the post-transaction outstanding shares of our common stock.
          Invus will also have the right to require us to initiate up to two pro rata rights offerings to our stockholders, which would provide all stockholders with non-transferable rights to acquire shares of our common stock, in an aggregate amount of up to approximately $345 million, less the proceeds of any “qualified offerings” that we may complete in the interim involving the sale of our common stock at prices above $4.50 per share. The first rights offering may be initiated, subject to certain adjustments, beginning on the date that is 27 months from the closing of the initial investment, and the second rights offering may be initiated beginning on the date that is the later of 12 months after the initiation of the first rights offering and 39 months from the closing of the initial investment if the first rights offering does not take place. The initial investment and subsequent rights offerings, combined with any qualified offerings, are designed to achieve up to $550 million in proceeds to us. Invus would participate in each rights offering for up to its pro rata portion of the offering, and would commit to purchase the entire portion of the offering not subscribed for by other stockholders.
          In connection with the securities purchase agreement, we entered into a stockholders’ agreement with Invus under which Invus (a) will have specified rights with respect to designation of directors and to participate in future equity issuances by us, (b) will be subject to certain standstill restrictions, as well as restrictions on transfer and the voting of the shares of common stock held by it and its affiliates, and (c), as long as Invus holds at least 15% of the total number of outstanding shares of our common stock, will be entitled to certain minority protections
          On June 15, 2007, we entered into a series of related agreements providing for the financing of the clinical development of LX6171, LX1031 and LX1032, along with any other pharmaceutical compositions modulating the same targets as those drug candidates. The agreements include a novated and restated technology license agreement pursuant to which we licensed to Symphony Icon, a wholly-owned subsidiary of Symphony Icon Holdings LLC, our intellectual property rights related to the programs. Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs. We also entered into a share purchase agreement with Holdings under which we issued and sold to Holdings 7,650,622 shares of our common stock in exchange for $15 million and the purchase option described below. Under a purchase option agreement, among us, Symphony Icon and Holdings, we have received from Holdings an exclusive purchase option that gives us the right to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire all of the programs. The purchase option is exercisable by us at any time, in our sole discretion, beginning on June 15, 2008 and ending on June 15, 2011 (subject to an earlier exercise right in limited circumstances) at an exercise price of (i) $72 million, if the purchase option is exercised on or after June 15, 2008 and before June 15, 2009, (ii) $81 million, if the purchase option is exercised on or after the June 15, 2009 and before the June 15, 2010 and (iii) $90 million, if the purchase option is exercised on or after June 15, 2010 and before June 15, 2011. The purchase option exercise price may be paid in cash or a combination of cash and common stock, at our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price.
          Under an amended and restated research and development agreement among us, Symphony Icon and Holdings, Symphony Icon and we will develop the programs in accordance with a specified development plan and related development budget. The research and development agreement provides that we will continue to be primarily responsible for the development of the programs. Our development activities will be supervised by Symphony Icon’s development committee, which is comprised of an equal number of representatives from us and Symphony Icon. The development committee will report to Symphony Icon’s board of directors, which is currently comprised of five members, including one member designated by us and two independent directors. Under a research cost sharing, payment and extension agreement among us, Symphony Icon and Holdings, upon the recommendation of the development committee, Symphony Icon’s board of directors may require us to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the programs in accordance with the specified development plan and related development budget. The development committee’s right to recommend that Symphony Icon’s board of directors submit such funding requirement to us will terminate on the one-year anniversary of the expiration of the purchase option, subject to limited exceptions.

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
          Our future capital requirements will be substantial and will depend on many factors, including the closing of the Invus transactions, our ability to obtain alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances, the cash we expect to receive from the Invus transactions, and cash and revenues we expect to derive from existing and new drug discovery alliances, target validation collaborations, government grants and contracts, and technology licenses will be sufficient to fund our operations for at least the next twelve months. During or after this period, if the Invus transactions do not close as anticipated, or if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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
          For additional discussion of the risks and uncertainties that affect our business, see the section captioned “Risk Factors” included in our Registration Statement on Form S-3 (Registration No. 333-144933), as filed with the Securities and Exchange Commission.

Item 4. Submission of Matters to a Vote of Security Holders
          Our annual meeting of stockholders was held on April 25, 2007 to consider and vote on the following proposals:
(1)	The following individuals were nominated and elected as Class I directors, with the following numbers of shares voted for and withheld for such directors:

Name of Director	For	Withheld
Robert J. Lefkowitz, M.D.	57,997,026	13,213,524
Alan S. Nies, M.D.	69,506,065	1,704,485
Clayton S. Rose, Ph.D.	64,528,887	6,681,663
(2)	The following additional matters were considered and approved, with the following numbers of shares voted for, voted against and abstaining with respect to such matters:

Matter	For	Against	Abstain
Ratification and approval of an amendment to our restated certificate of incorporation changing our company name to “Lexicon Pharmaceuticals, Inc.”	71,101,391	61,708	47,452

Ratification and approval of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007	71,087,908	49,333	73,309
Item 6. Exhibits

Exhibit No.		Description

†10.1	—	Novated and Restated Technology License Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc.

†10.2	—	Amended and Restated Research and Development Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc.

†10.3	—	Purchase Option Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc.

†10.4	—	Research Cost Sharing, Payment and Extension Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc.

31.1	—	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date: August 8, 2007	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Julia P. Gregory
Julia P. Gregory
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description

†10.1	—	Novated and Restated Technology License Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc.

†10.2	—	Amended and Restated Research and Development Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc.

†10.3	—	Purchase Option Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc.

†10.4	—	Research Cost Sharing, Payment and Extension Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc.

31.1	—	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.