Form 10-Q
period 2007-09-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2007-11-02
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Yes  ☐        No ☑
     As of October 31, 2007, 136,791,735 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.
     LexVision® and OmniBank® are registered trademarks and the Lexicon name and logo and Genome5000™ are trademarks of Lexicon Pharmaceuticals, Inc.

Factors Affecting Forward-Looking Statements
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

Part I – Financial Information
Item 1. Financial Statements
Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,721	$30,226
Short-term investments, including restricted investments of $430	183,624	49,773
Short-term investments held by Symphony Icon, Inc.	39,570	—
Accounts receivable, net of allowance for doubtful accounts of $35	1,747	1,186
Prepaid expenses and other current assets	3,740	4,367

Total current assets	279,402	85,552
Property and equipment, net of accumulated depreciation and amortization of $63,043 and $56,905, respectively	72,350	78,192
Goodwill	25,798	25,798
Other assets	642	724

Total assets	$378,192	$190,266

Liabilities, Noncontrolling Interest and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,913	$6,513
Accrued liabilities	8,593	7,325
Current portion of deferred revenue	22,978	31,312
Current portion of long-term debt	861	816

Total current liabilities	37,345	45,966
Deferred revenue, net of current portion	18,001	26,688
Long-term debt	30,723	31,372
Other long-term liabilities	754	739

Total liabilities	86,823	104,765
Noncontrolling interest in Symphony Icon, Inc.	25,980	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000 shares authorized; 136,792 and 77,804 shares issued and outstanding	137	78
Additional paid-in capital	663,772	437,180
Accumulated deficit	(398,358)	(351,741)
Accumulated other comprehensive loss	(162)	(16)

Total stockholders’ equity	265,389	85,501

Total liabilities and stockholders’ equity	$378,192	$190,266

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Collaborative research	$9,712	$18,770	$34,460	$53,427
Subscription and license fees	455	843	1,850	3,305

Total revenues	10,167	19,613	36,310	56,732
Operating expenses:
Research and development, including stock-based compensation of $965, $1,101, $3,000 and $3,355, respectively	24,518	27,010	77,402	81,115
General and administrative, including stock-based compensation of $635, $660, $1,830 and $2,011, respectively	5,091	5,309	15,395	16,276

Total operating expenses	29,609	32,319	92,797	97,391

Loss from operations	(19,442)	(12,706)	(56,487)	(40,659)
Interest income	2,166	774	3,811	2,677
Interest expense	(694)	(817)	(2,077)	(2,437)
Other expense, net	(8)	(6)	(34)	(69)

Loss before noncontrolling interest in Symphony Icon, Inc.	(17,978)	(12,755)	(54,787)	(40,488)
Loss attributable to noncontrolling interest in Symphony Icon, Inc.	3,867	—	8,170	—

Net loss	$(14,111)	$(12,755)	$(46,617)	$(40,488)

Net loss per common share, basic and diluted	$(0.14)	$(0.20)	$(0.53)	$(0.63)
Shares used in computing net loss per common share, basic and diluted	104,196	64,832	87,331	64,676
The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(46,617)	$(40,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,138	7,986
Amortization of intangible assets, other than goodwill	—	640
Loss attributable to noncontrolling interest	(8,170)	—
Stock-based compensation	4,830	5,368
Loss on disposal of property and equipment	—	35
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(561)	544
Decrease in prepaid expenses and other current assets	627	394
Decrease in other assets	82	202
Increase (decrease) in accounts payable and other liabilities	(317)	139
Decrease in deferred revenue	(17,021)	(21,797)

Net cash used in operating activities	(60,009)	(46,977)
Cash flows from investing activities:
Purchases of property and equipment	(1,297)	(3,163)
Proceeds from disposal of property and equipment	1	56
Purchases of investments held by Symphony Icon, Inc.	(44,991)	—
Maturities of investments held by Symphony Icon, Inc.	5,421	—
Purchases of investments	(192,982)	(42,716)
Maturities of investments	58,985	79,584

Net cash provided by (used in) investing activities	(174,863)	33,761
Cash flows from financing activities:
Proceeds from issuance of common stock to Invus, L. P., net of fees	198,135	—
Proceeds from issuance of common stock to Symphony Holdings, LLC, net of fees	14,238	—
Proceeds from exercise of stock options	884	3,920
Repayment of debt borrowings	(604)	(556)
Proceeds from purchase of noncontrolling interest by preferred shareholders of Symphony Icon, Inc., net of fees	42,714	—

Net cash provided by financing activities	255,367	3,364

Net increase (decrease) in cash and cash equivalents	20,495	(9,852)
Cash and cash equivalents at beginning of period	30,226	21,970

Cash and cash equivalents at end of period	$50,721	$12,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,004	$2,053

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for purchase option in conjunction with Symphony Icon, Inc. financing	$8,564	$—
Unrealized gain (loss) on investments	$(146)	$48
Retirement of property and equipment	$1,001	$1,664
The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
     The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries, as well as one variable interest entity, Symphony Icon, Inc. (“Symphony Icon”), for which the Company is the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”). Intercompany transactions and balances are eliminated in consolidation.
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
3. Stock-Based Compensation
     On January 1, 2006, Lexicon adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”). This statement requires companies to recognize compensation expense in the statements of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. The Company adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date. Additionally, for any unvested awards outstanding at the adoption date, compensation expense is recognized over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis. The Company had stock-based compensation expense under SFAS No. 123(R) of $1.6 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively, and $4.8 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively. Stock-based compensation expense under SFAS No. 123(R) has no impact on cash flows from operating activities or financing activities. As of September 30, 2007, stock-based compensation cost for all outstanding unvested options was $11.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.
Valuation Assumptions
     The fair value of stock options is estimated at the date of grant using the Black-Scholes method. The Black-Scholes option-pricing model requires the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), the Company segregated its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for options granted in the nine-month periods ended September 30, 2007 and 2006, respectively:

		Risk-free
	Expected	Interest	Expected	Estimated	Dividend
	Volatility	Rate	Term	Forfeitures	Rate
September 30, 2007:
Employees	67%	4.5%	6	21%	0%
Officers and non-employee directors	67%	4.6%	9	4%	0%
September 30, 2006:
Employees	69%	4.6%	7	18%	0%
Officers and non-employee directors	69%	4.7%	9	3%	0%
Stock Option Activity
     The following is a summary of option activity under Lexicon’s stock option plans for the first nine months of 2007:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2006	15,815	$5.99
Granted	2,792	3.86
Exercised	(513)	1.80
Canceled	(1,597)	6.93

Outstanding at September 30, 2007	16,497	5.67	5.4	$4,052

Exercisable at September 30, 2007	11,859	$6.23	4.0	$4,012

     The weighted-average grant date fair value of options granted during the nine-month periods ended September 30, 2007 and 2006 was $2.74 and $2.99, respectively. The total intrinsic value of options exercised during the nine-month periods ended September 30, 2007 and 2006 was $978,000 and $310,000, respectively. As of September 30, 2007, 990,092 shares of common stock were available for grant under Lexicon’s stock option plans.

Stock Options Outstanding
     The following table summarizes information about stock options outstanding at September 30, 2007:

Options Outstanding						Options Exercisable
				Weighted Average
			Outstanding as of	Remaining	Weighted		Weighted
Range of			September 30,	Contractual	Average	Exercisable as of	Average
Exercise Price			2007	Life (In Years)	Exercise Price	September 30, 2007	Exercise Price
			(In thousands)			(In thousands)
$1.67	–	2.50	4,141	1.7	$2.49	4,141	$2.49
3.15	–	4.72	6,029	8.1	3.94	2,102	3.99
4.76	–	7.12	2,167	6.7	5.75	1,577	5.76
7.15	–	10.55	2,503	5.0	8.55	2,382	8.60
10.87	–	14.44	1,207	3.5	12.63	1,207	12.63
16.63	–	22.06	356	2.5	19.70	356	19.70
25.25	–	31.63	25	3.1	26.03	25	26.03
38.00	–	38.50	69	3.0	38.49	69	38.49

			16,497	5.4	$5.67	11,859	$6.23

4. Recent Accounting Pronouncements
     On January 1, 2007, Lexicon adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on the Company’s consolidated financial position, results of operations or cash flows as a result of adopting FIN 48. As of January 1, 2007 and September 30, 2007, the Company did not have any unrecognized tax benefits.
     The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes. The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007 and September 30, 2007, the Company had no accruals for interest or penalties related to income tax matters.
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
6. Commitments and Contingencies
     In May 2002, Lexicon’s subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013. The lease provides for an escalating yearly rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. Lexicon is the guarantor of the obligations of its subsidiary under the lease. The Company is required to maintain restricted investments to collateralize the Hopewell lease. As of September 30, 2007, the Company had $430,000 in restricted investments to collateralize a standby letter of credit for this lease.
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
     In accordance with FIN 46R, Lexicon has determined that Symphony Icon is a variable interest entity for which it is the primary beneficiary. As a result, Lexicon has included the financial condition and results of operations of Symphony Icon in its consolidated financial statements. Symphony Icon’s cash and cash equivalents have been recorded on Lexicon’s consolidated financial statements as short-term investments held by Symphony Icon. The noncontrolling interest in Symphony Icon on Lexicon’s consolidated balance sheet initially reflected the $45 million proceeds contributed into Symphony Icon less $2.2 million of structuring and legal fees and the $8.6 million value of the common stock issued by Lexicon to Symphony Holdings for the Purchase Option. As the collaboration progresses, this line item will be reduced by Symphony Icon’s losses, which were $8.2 million in the nine months ended September 30, 2007, until the balance becomes zero. The reductions to the noncontrolling interest in Symphony Icon will be reflected in Lexicon’s consolidated statements of operations using a similar caption and will reduce the amount of Lexicon’s reported net loss.
8. Agreements with Invus, L.P.
     On June 17, 2007, Lexicon entered into a series of agreements with Invus, L.P. (“Invus”) under which Invus made an investment in the Company’s common stock and has certain other rights described below.
     Lexicon entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Invus under which the Company issued and sold to Invus 50,824,986 shares in an initial investment (the “Initial Investment”) and permitted Invus to require, subject to specific conditions, that the Company conduct certain rights offerings (the “Rights Offerings”). In connection with the Securities Purchase Agreement, Lexicon also entered into a Warrant Agreement with Invus under which the Company issued to Invus warrants (the “Warrants”) to purchase 16,498,353 shares of its common stock at an exercise price of $3.0915 per share.
     Initial Investment. In the Initial Investment which closed on August 28, 2007, Invus purchased 50,824,986 shares of Lexicon’s common stock for a total of approximately $205.4 million, resulting in net proceeds of $198.1 million after deducting fees and expenses of approximately $7.3 million. The Warrants automatically terminated upon the closing of the Initial Investment. This purchase resulted in Invus’ ownership of 40% of the post-transaction outstanding shares of Lexicon’s common stock.
     Rights Offerings. For a period of 90 days following November 28, 2009 (the “First Rights Offering Trigger Date”), Invus will have the right to require Lexicon to make a pro rata offering of non-transferable rights to acquire common stock to all of its stockholders (the “First Rights Offering”) in an aggregate amount to be designated by Invus not to exceed $172.3 million, minus the aggregate net proceeds received in all Qualified Offerings (as defined below), if any, completed prior to the First Rights Offering Trigger Date. The price per share of the First Rights Offering would be designated by Invus in a range between $4.50 and a then-current average market price of the Company’s common stock. The First Rights Offering Trigger Date could be changed to as early as August 28, 2009 with the approval of the members of the Company’s board of directors who are not affiliated with Invus (the “Unaffiliated Board”). All stockholders would have oversubscription rights with respect to the First Rights Offering, and Invus would be required to purchase the entire portion of the First Rights Offering that is not subscribed for by other stockholders.
     For a period of 90 days following the date (the “Second Rights Offering Trigger Date”) which is 12 months after the later of (a) the First Rights Offering Trigger Date or (b) the date on which Invus exercised its right to require Lexicon to conduct the First Rights Offering, Invus would have the right to require the Company to make a pro rata offering of non-transferable rights to acquire common stock to all of its stockholders (the “Second Rights Offering” and, together with the First Rights Offering, the “Rights Offerings”) in an aggregate amount to be designated by Invus not to exceed an amount equal to $344.5 million, minus the amount of the First Rights Offering, minus the aggregate net proceeds received in all Qualified Offerings, if any, completed prior to the Second Rights Offering Trigger Date. The price per share of the Second Rights Offering would be designated by Invus in a range between $4.50 and a then-current average market price of the Company’s common stock. All stockholders would have oversubscription rights with respect to the Second Rights Offering, and Invus would be required to purchase the entire portion of the Second Rights Offering that is not subscribed for by other stockholders.
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
     In connection with the Securities Purchase Agreement, Lexicon entered into a Stockholders’ Agreement with Invus under which Invus (a) has specified rights with respect to designation of directors and to participate in future equity issuances by the Company, (b) is subject to certain standstill restrictions, as well as restrictions on transfer and the voting of the shares of common stock held by it and its affiliates, and (c), as long as Invus holds at least 15% of the total number of outstanding shares of the Company’s common stock, is entitled to certain minority protections.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We are a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease. We use our proprietary gene knockout technology to disrupt, or knock out, the function of genes in mice and then employ an integrated platform of advanced medical technologies to systematically discover the physiological and behavioral functions and pharmaceutical utility of the genes we have knocked out and the potential drug targets encoded by the corresponding human genes. For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential small molecule, antibody and protein drugs. We have advanced two drug candidates from these programs into human clinical trials, with five additional drug candidates in preclinical development and compounds from a number of additional programs in various stages of preclinical research. We believe that our systematic, target biology-driven approach to drug discovery will enable us to substantially expand our clinical pipeline and we have initiated our 10TO10 program with the goal of advancing ten drug candidates into human clinical trials by the end of 2010.
     We are working both independently and through strategic collaborations and alliances to capitalize on our technology and drug target discoveries and to develop and commercialize drug candidates emerging from our drug discovery and development programs. We have established alliances with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field; with Genentech, Inc. for the discovery of therapeutic proteins and antibody targets and the development of antibody and protein drugs based on those targets; and with N.V. Organon for the discovery of another group of therapeutic proteins and antibody targets and the development and commercialization of antibody and protein drugs based on those targets. In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies, research institutes and academic institutions under which we receive fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries for use in the other organization’s own drug discovery efforts. Finally, we have established a clinical development financing arrangement with Symphony Icon, Inc. under which we have licensed to Symphony Icon our intellectual property rights to our drug candidates, LX6171, LX1031 and LX1032, subject to our exclusive option to reacquire all rights to those drug candidates. We are consolidating the financial condition and results of operations of Symphony Icon in accordance with FASB Interpretation No. 46, as described under the heading “Critical Accounting Policies.”
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
     Since our inception, we have incurred significant losses and, as of September 30, 2007, we had an accumulated deficit of $398.4 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and development programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. In connection with our ongoing target validation research efforts and the expansion of our drug discovery and development programs, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
     We have concluded a Phase 1b clinical trial of our most advanced drug candidate, LX6171, an orally-delivered small molecule compound that we are developing as a potential treatment for disorders characterized by cognitive impairment. We have also recently concluded a Phase 1b clinical trial for another drug candidate, LX1031, an orally-delivered small molecule compound that we are developing as a potential treatment for irritable bowel syndrome. We have advanced five other compounds into preclinical development in preparation for regulatory filings for the commencement of clinical trials. Compounds from a number of additional drug programs are in various stages of preclinical research. The drug development process takes many years to complete. The cost and length of time varies due to many factors, including the type, complexity and intended use of the drug candidate. We estimate that drug development activities are typically completed over the following periods:

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
Consolidation of Variable Interest Entity
     We consolidate the financial condition and results of operations of Symphony Icon in accordance with FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R. While Symphony Icon is defined under FIN46R to be a variable interest entity for which we are the primary beneficiary, Symphony Icon is wholly-owned by the noncontrolling interest holders. Therefore, we deduct the losses attributed to the noncontrolling interest from our net loss in the consolidated statements of operations and we also reduce the noncontrolling interest holders’ ownership interest in the consolidated balance sheets by Symphony Icon’s losses.

Stock-based Compensation Expense
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment,” or SFAS No. 123(R). This statement requires companies to recognize compensation expense in the statements of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award. We adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date. Additionally, for any unvested awards outstanding at the adoption date, compensation expense is recognized over the remaining vesting period. Stock-based compensation expense is recognized on a straight-line basis. We had stock-based compensation expense under SFAS No. 123(R) of $1.6 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively, and $4.8 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively. Stock-based compensation expense under SFAS No. 123(R) has no impact on cash flows from operating activities or financing activities. As of September 30, 2007, stock-based compensation cost for all outstanding unvested options was $11.4 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.
     The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), we segregated our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures. Expected volatility is based on the historical volatility in our stock price. The following weighted-average assumptions were used for options granted in the nine-month periods ended September 30, 2007 and 2006, respectively:

		Risk-free
	Expected	Interest	Expected	Estimated	Dividend
	Volatility	Rate	Term	Forfeitures	Rate
September 30, 2007:
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
Recent Accounting Pronouncements
     On January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on our consolidated financial position, results of operations or cash flows as a result of adopting FIN 48. As of January 1, 2007 and September 30, 2007, we did not have any unrecognized tax benefits.
     We are primarily subject to U.S. federal and New Jersey and Texas state income taxes. The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of January 1, 2007 and September 30, 2007, we had no accruals for interest or penalties related to income tax matters.
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
Results of Operations
Three Months Ended September 30, 2007 and 2006
Revenues
     Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,
	2007	2006
Total revenues	$10.2	$19.6
Dollar decrease	$(9.4)
Percentage decrease	48%
•	Collaborative research - Revenue from collaborative research decreased 48% to $9.7 million, primarily due to the recognition of revenue in the previous period under a contract with the National Institutes of Health as well as reduced revenue under Lexicon’s neuroscience alliance with Bristol-Myers Squibb resulting from the conclusion of the revenue recognition period for the upfront payment received under the alliance.

•	Subscription and license fees - Revenue from subscriptions and license fees decreased 46% to $0.5 million, primarily due to lower royalties received under a technology license agreement with Deltagen, Inc.
     Research and Development Expenses
          Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,
	2007	2006
Total research and development expense	$24.5	$27.0
Dollar decrease	$(2.5)
Percentage decrease	9%
          Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.
•	Personnel — Personnel costs decreased 21% to $10.5 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment — Facilities and equipment costs decreased 11% to $4.8 million, primarily due to a decrease in depreciation expense.

•	Laboratory supplies — Laboratory supplies expense decreased 20% to $2.8 million, primarily due to a reduction in our personnel in January 2007.

•	Third-party and other services — Third-party and other services increased 63% to $4.4 million, primarily due to an increase in third-party preclinical and clinical research and development costs.

•	Stock-based compensation — Stock-based compensation expense decreased 12% to $1.0 million, primarily as a result of forfeitures of unvested stock options.

•	Other — Other costs increased 4% to $1.2 million.

     General and Administrative Expenses
          General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,
	2007	2006
Total general and administrative expense	$5.1	$5.3
Dollar decrease	$(0.2)
Percentage decrease	4%
          General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.
•	Personnel - Personnel costs decreased 15% to $2.5 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007.

•	Facilities and equipment - Facilities and equipment costs decreased 25% to $0.6 million, primarily due to a decrease in depreciation expense.

•	Professional fees - Professional fees increased 118% to $0.8 million, primarily due to increased professional, consulting and litigation costs.

•	Stock-based compensation - Stock-based compensation expense decreased 4% to $0.6 million, primarily as a result of forfeitures of unvested stock options.

•	Other — Other costs were $0.6 million, consistent with the prior year.
     Interest Income, Interest Expense and Other Expense, Net
          Interest Income. Interest income increased 180% to $2.2 million in the three months ended September 30, 2007 from $0.8 million in the corresponding period in 2006, due to higher average cash balances.
          Interest Expense. Interest expense decreased 15% to $0.7 million in the three months ended September 30, 2007 from $0.8 million in the corresponding period in 2006.
          Other Expense, Net. Other expense, net increased 33% to $8,000.
     Noncontrolling Interest in Symphony Icon, Inc.
          For the three month periods ended September 30, 2007 and 2006, the losses attributed to the noncontrolling interest holders of Symphony Icon were $3.9 million and none, respectively.
     Net Loss and Net Loss per Common Share
          Net Loss and Net Loss per Common Share. Net loss increased to $14.1 million in the three months ended September 30, 2007 from $12.8 million in the corresponding period in 2006. Net loss per common share decreased to $0.14 in the three months ended September 30, 2007 from $0.20 in the corresponding period in 2006.

          Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Nine Months Ended September 30, 2007 and 2006
     Revenues
          Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Nine Months Ended
	September 30,
	2007	2006
Total revenues	$36.3	$56.7
Dollar decrease	$(20.4)
Percentage decrease	36%
•	Collaborative research - Revenue from collaborative research decreased 36% to $34.5 million, primarily due to decreased revenue under our alliance with Bristol-Myers Squibb resulting from the conclusion of the revenue recognition period for the upfront payment we received under the alliance. Additionally, the prior year included the achievement of a performance milestone under our Takeda alliance.

•	Subscription and license fees - Revenue from subscriptions and license fees decreased 44% to $1.9 million, primarily due to lower royalties received under a technology license with Deltagen.
     Research and Development Expenses
          Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Nine Months Ended
	September 30,
	2007	2006
Total research and development expense	$77.4	$81.1
Dollar decrease	$(3.7)
Percentage decrease	5%
          Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.
•	Personnel — Personnel costs decreased 13% to $34.1 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007, offset in part by severance payments resulting from such reduction in personnel.

•	Facilities and equipment — Facilities and equipment costs decreased 5% to $15.3 million, primarily due to a decrease in depreciation expense.

•	Laboratory supplies — Laboratory supplies expense decreased 21% to $8.8 million, primarily due to a reduction in our personnel in January 2007.

•	Third-party and other services — Third-party and other services increased 79% to $12.8 million, primarily due to an increase in third-party preclinical and clinical research and development costs.

•	Stock-based compensation — Stock-based compensation expense decreased 11% to $3.0 million, primarily as a result of forfeitures of unvested stock options.

•	Other — Other costs decreased by 14% to $3.5 million, primarily due to the amortization of other intangibles in 2006.
     General and Administrative Expenses
          General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Nine Months Ended
	September 30,
	2007	2006
Total general and administrative expense	$15.4	$16.3
Dollar decrease	$(0.9)
Percentage decrease	5%
          General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.
•	Personnel - Personnel costs decreased 11% to $8.1 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007, offset in part by severance payments resulting from such reduction in personnel.

•	Facilities and equipment - Facilities and equipment costs decreased 18% to $1.9 million, primarily due to a decrease in depreciation expense.

•	Professional fees - Professional fees increased 55% to $1.8 million, primarily due to increased litigation, professional and consulting costs.

•	Stock-based compensation - Stock-based compensation expense decreased 9% to $1.8 million primarily as a result of forfeitures of unvested stock options.

•	Other — Other costs were $1.7 million, consistent with the prior year.
     Interest Income, Interest Expense and Other Expense, Net
          Interest Income. Interest income increased 42% to $3.8 million in the nine months ended September 30, 2007 from $2.7 million in the corresponding period in 2006, due to higher average cash balances.
          Interest Expense. Interest expense decreased 15% to $2.1 million in the nine months ended September 30, 2007 from $2.4 million in the corresponding period in 2006.
          Other Expense, Net. Other expense, net decreased 51% to $34,000.
     Noncontrolling Interest in Symphony Icon, Inc.
          For the nine month periods ended September 30, 2007 and 2006, the losses attributed to the noncontrolling interest holders of Symphony Icon were $8.2 million and none, respectively.

     Net Loss and Net Loss per Common Share
          Net Loss and Net Loss per Common Share. Net loss increased to $46.6 million in the nine months ended September 30, 2007 from $40.5 million in the corresponding period in 2006. Net loss per common share decreased to $0.53 in the nine months ended September 30, 2007 from $0.63 in the corresponding period in 2006.
Liquidity and Capital Resources
          We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon. From our inception through September 30, 2007, we had received net proceeds of $550.2 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000, $50.1 million from a July 2003 common stock offering, $37.5 million from an October 2006 common stock offering and $198.1 million from an August 2007 sale of common stock to Invus, L.P. In addition, from our inception through September 30, 2007, we received $416.8 million in cash payments from drug discovery alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants and contracts, of which $377.9 million had been recognized as revenues through September 30, 2007.
          As of September 30, 2007, we had $234.3 million in cash, cash equivalents and short-term investments and $39.6 million in investments held by Symphony Icon. We had $80.0 million in cash, cash equivalents and short-term investments as of December 31, 2006. We used cash of $60.0 million in operations in the nine months ended September 30, 2007. This consisted primarily of the net loss for the period of $46.6 million offset by non-cash charges of $7.1 million related to depreciation expense and $4.8 million related to stock-based compensation expense; a $17.0 million decrease in deferred revenue; a $8.2 million loss attributable to noncontrolling interest and changes in other operating assets and liabilities of $0.2 million. Investing activities used cash of $174.9 million in the nine months ended September 30, 2007, primarily due to purchases of investments of $193.0 million, purchases of investments held by Symphony Icon of $45.0 million and by purchases of property and equipment of $1.3 million, offset by net maturities of short-term investments of $59.0 million and maturities of investments held by Symphony Icon of $5.4 million. Financing activities provided cash of $255.4 million, primarily due to $198.1 million in proceeds from the issuance of common stock to Invus, L.P., net of fees and expenses, $42.7 million in proceeds from the purchase of noncontrolling interest by preferred shareholders of Symphony Icon, $14.2 million in proceeds from issuance of common stock to Symphony Holdings, LLC, net of fees, and $0.9 million from stock option exercises, offset by principal repayments of $0.6 million on the mortgage loan.
          On June 17, 2007, we entered into a securities purchase agreement with Invus, L.P, pursuant to which Invus purchased 50,824,986 shares of our common stock for approximately $205.4 million on August 28, 2007. This purchase resulted in Invus’ ownership of 40% of the post-transaction outstanding shares of our common stock. Pursuant to the securities purchase agreement, Invus also has the right to require us to initiate up to two pro rata rights offerings to our stockholders, which would provide all stockholders with non-transferable rights to acquire shares of our common stock, in an aggregate amount of up to $344.5 million, less the proceeds of any “qualified offerings” that we may complete in the interim involving the sale of our common stock at prices above $4.50 per share. The first rights offering may be initiated, subject to certain adjustments, beginning on November 28, 2009, and the second rights offering may be initiated beginning on the date that is 12 months after the later of the initiation of the first rights offering and November 28, 2010 if the first rights offering does not take place. The initial investment and subsequent rights offerings, combined with any qualified offerings, were designed to achieve up to $550 million in proceeds to us. Invus would participate in each rights offering for up to its pro rata portion of the offering, and would commit to purchase the entire portion of the offering not subscribed for by other stockholders.
          In connection with the securities purchase agreement, we entered into a stockholders’ agreement with Invus under which Invus (a) will have specified rights with respect to designation of directors and to participate in future equity issuances by us, (b) will be subject to certain standstill restrictions, as well as restrictions on transfer and the voting of the shares of common stock held by it and its affiliates, and (c), as long as Invus holds at least 15% of the total number of outstanding shares of our common stock, will be entitled to certain minority protections.
          On June 15, 2007, we entered into a series of related agreements providing for the financing of the clinical development of LX6171, LX1031 and LX1032, along with any other pharmaceutical compositions modulating the same targets as those drug candidates. Under the financing arrangement, we licensed to Symphony Icon, a wholly-owned subsidiary of Symphony Icon Holdings LLC, our intellectual property rights related to the programs and Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs. We also entered into a share purchase agreement with Holdings under which we issued and sold to Holdings 7,650,622 shares of our common stock in exchange for $15 million and an exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs. The purchase option is exercisable by us at any time, in our sole discretion, beginning on June 15, 2008 and ending on June 15, 2011 (subject to an earlier exercise right in limited circumstances) at an exercise price of (i) $72 million, if the purchase option is exercised on or after June 15, 2008 and before June 15, 2009, (ii) $81 million, if the purchase option is exercised on or after the June 15, 2009 and before the June 15, 2010 and (iii) $90 million, if the purchase option is exercised on or after June 15, 2010 and before June 15, 2011. The purchase option exercise price may be paid in cash or a combination of cash and common stock, at our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price.
          Upon the recommendation of Symphony Icon’s development committee, which is comprised of an equal number of representatives from us and Symphony Icon, Symphony Icon’s board of directors may require us to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the programs in accordance with the specified development plan and related development budget. The development committee’s right to recommend that Symphony Icon’s board of directors submit such funding requirement to us will terminate on the one-year anniversary of the expiration of the purchase option, subject to limited exceptions.
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

Item 4. Submission of Matters to a Vote of Security Holders
          A special meeting of stockholders was held on August 23, 2007 to consider and vote on the following proposals, each of which were considered and approved, with the following numbers of shares voted for, voted against and abstaining with respect to such matters:

Matter	For	Against	Abstain
Ratification and approval of the Invus transaction, which included, among other things, the issuance by us of 50,824,986 shares of our common stock for approximately $205.4 million and may include the issuance of additional shares of our common stock in up to two rights offerings pursuant to a securities purchase agreement between us and Invus L.P., dated as of June 17, 2007, as it may be amended from time to time	60,177,808	589,610	80,661

Ratification and approval of an amendment to our certificate of incorporation increasing the number of authorized shares of our common stock from 120 million to 300 million	60,122,117	642,301	83,661
There were no broker non-votes with respect to either of the proposals.
Item 6. Exhibits

Exhibit No.	Description

31.1	—	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date: November 2, 2007	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: November 2, 2007	By:	/s/ Julia P. Gregory
Julia P. Gregory
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

31.1	—	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002