Form 10-K
period 2007-12-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2008-03-11
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

or

❑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

Commission File Number:  000-30111

Lexicon Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0474169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8800 Technology Forest Place The Woodlands, Texas 77381 (Address of Principal Executive Offices and Zip Code)	(281) 863-3000 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (check one):  Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $240.4 million, based on the closing price of the common stock on the Nasdaq Global Market on June 29, 2007 of $3.21 per share.  For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the registrant’s common stock are assumed to be affiliates.  As of March 5, 2008, 136,795,546 shares of common stock were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2008 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III of this annual report on Form 10-K.

Lexicon Pharmaceuticals, Inc.

Table of Contents

Item
	PART I
1.	Business	1
1A.	Risk Factors	14
1B.	Unresolved Staff Comments	29
2.	Properties	29
3.	Legal Proceedings	29
4.	Submission of Matters to a Vote of Security Holders	29

	PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
6.	Selected Financial Data	32
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
7A.	Quantitative and Qualitative Disclosures About Market Risk	44
8.	Financial Statements and Supplementary Data	44
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
9A.	Controls and Procedures	44
9B.	Other Information	44

	PART III
10.	Directors, Executive Officers and Corporate Governance	45
11.	Executive Compensation	45
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
13.	Certain Relationships and Related Transactions, and Director Independence	45
14.	Principal Accounting Fees and Services	45

	PART IV
15.	Exhibits and Financial Statement Schedules	46
Signatures		49

The Lexicon name and logo, LexVision® and OmniBank® are registered trademarks and Genome5000™, e-Biology™ and 10TO10™ are trademarks of Lexicon Pharmaceuticals, Inc.

In this annual report on Form 10-K, “Lexicon Pharmaceuticals,” “Lexicon,” “we,” “us” and “our” refer to Lexicon Pharmaceuticals, Inc.

Factors Affecting Forward Looking Statements

This annual report on Form 10-K contains forward-looking statements.  These statements relate to future events or our future financial performance.  We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Item 1A.  Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this annual report on Form 10-K to conform these statements to actual results, unless required by law.

PART I

Item 1.           Business

Overview

Lexicon Pharmaceuticals, Inc. is a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease.  We use our proprietary gene knockout technology to knock out, or disrupt, the function of genes in mice and then employ an integrated platform of advanced medical technologies to systematically discover the physiological and behavioral functions of the genes we have knocked out and assess the utility of the proteins encoded by the corresponding human genes as potential drug targets.  For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential small molecule, antibody and protein drugs.  We have advanced four drug candidates into human clinical trials, with one additional drug candidate in preclinical development and compounds from a number of additional programs in various stages of preclinical research.  We believe that our systematic, target biology-driven approach to drug discovery will enable us to substantially expand our clinical pipeline, and we are engaged in efforts that we refer to as our 10TO10 program with the goal of advancing ten drug candidates into human clinical trials by the end of 2010.

We are presently conducting a Phase 2 clinical trial of our most advanced drug candidate, LX6171, an orally-delivered small molecule compound that we are developing as a potential treatment for cognitive impairment associated with disorders such as Alzheimer’s disease, schizophrenia and vascular dementia.  We are conducting Phase 1 clinical trials of three other drug candidates: LX1031, an orally-delivered small molecule compound that we are developing as a potential treatment for gastrointestinal disorders such as irritable bowel syndrome; LX1032, an orally-delivered small molecule compound that we are developing as a potential treatment for the symptoms associated with carcinoid syndrome; and LX2931, an orally-delivered small molecule compound that we are developing as a potential treatment for autoimmune diseases such as rheumatoid arthritis.  We have advanced one other drug candidate into preclinical development in preparation for regulatory filings for the commencement of clinical trials: LX4211, an orally-delivered small molecule compound that we are developing as a potential treatment for Type 2 diabetes.  We have small molecule and antibody compounds from a number of additional drug discovery programs in various stages of preclinical research.  Through the end of 2007, we had identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery in the therapeutic areas of diabetes and obesity, cardiovascular disease, gastrointestinal disorders, psychiatric and neurological disorders, cancer, immune system disorders and ophthalmic disease.

We are working both independently and through strategic collaborations and alliances to capitalize on our technology and drug target discoveries and to develop and commercialize drug candidates emerging from our drug discovery and development programs.  We are working with Bristol-Myers Squibb Company to discover and develop new small molecule drugs in the neuroscience field.  We are working with Genentech, Inc. to discover the functions of secreted proteins and potential antibody targets identified through Genentech’s internal drug discovery research, and to develop new biotherapeutic drugs based on certain targets selected from the alliance.  We are working with N.V. Organon to discover, develop and commercialize new biotherapeutic drugs based on another group of secreted proteins and potential antibody targets.  In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies, research institutes and academic institutions under which we receive fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries for use in the other organization’s own drug discovery efforts.  Finally, we have established a product development financing arrangement with Symphony Icon, Inc. under which we have licensed to Symphony Icon our intellectual property rights to our drug candidates LX6171, LX1031 and LX1032, subject to our exclusive option to reacquire all rights to those drug candidates.

Lexicon Pharmaceuticals, Inc. was incorporated in Delaware in July 1995, and commenced operations in September 1995.  Our corporate headquarters are located at 8800 Technology Forest Place, The Woodlands, Texas 77381, and our telephone number is (281) 863-3000.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate website located at www.lexpharma.com as soon as reasonably practicable after the filing of those reports with the Securities and Exchange Commission.  Information found on our website should not be considered part of this annual report on Form 10-K.

Our Drug Development Pipeline

We have initiated our 10TO10 program with the goal of advancing ten drug candidates into human clinical trials by the end of 2010.  To date, we have initiated clinical trials for four drug candidates, with one additional drug candidate in preclinical development and compounds from a number of additional programs in various stages of preclinical research:

Drug Program	Potential Indication	Stage of Development
		Preclinical Research	Preclinical Development	IND	Phase 1	Phase 2	Phase 3

LX6171	Cognitive Disorders

LX1031	Irritable Bowel Syndrome

LX1032	Carcinoid Syndrome

LX2931	Rheumatoid Arthritis

LX4211	Type 2 Diabetes

LX6171 is an orally-delivered small molecule compound that we are developing for the potential treatment of disorders characterized by cognitive impairment, such as Alzheimer’s disease, schizophrenia or vascular dementia.  We initiated a Phase 2 clinical trial of LX6171 in November 2007. The initial stage of the trial assessed the bioavailability of a new oral-suspension formulation in healthy elderly participants. The second stage of the trial will evaluate safety, tolerability and cognitive effects in elderly volunteers with age-associated memory impairment. LX6171 was internally generated by our medicinal chemists as a selective and potent inhibitor of a membrane protein expressed exclusively in the central nervous system.  In our Genome5000 program, our scientists discovered that mice lacking this protein perform better in tests of learning and memory compared to normal mice.  In Phase 1 clinical trials, LX6171 was well tolerated at all dose levels studied.  In preclinical studies, mice given LX6171 performed better in tests of learning and memory than untreated mice.

LX1031 is an orally-delivered small molecule compound that we are developing for the potential treatment of irritable bowel syndrome and other gastrointestinal disorders.  We have completed a Phase 1a single ascending-dose study and an initial Phase 1b multiple ascending-dose study of LX1031, and are conducting an additional Phase 1b dose escalation study to explore additional dosing parameters.  We designed LX1031 to reduce the serotonin available for receptor activation in the gastrointestinal tract without achieving significant systemic exposure or affecting serotonin levels in the brain.  LX1031 was internally generated by our medicinal chemists as an inhibitor of tryptophan hydroxylase, or TPH, the rate-limiting enzyme for serotonin production found in enterochromaffin, or EC, cells of the gastrointestinal tract.  In our Genome5000 program, our scientists found that mice lacking the non-neuronal form of this enzyme, TPH1, have virtually no serotonin in the gastrointestinal tract, but maintain normal levels of serotonin in the brain.  In preclinical studies, LX1031 demonstrated a dose-dependent reduction of serotonin levels in the gastrointestinal tract of multiple species without affecting brain serotonin levels.

LX1032 is an orally-delivered small molecule compound that we are developing for the potential treatment of the symptoms associated with carcinoid syndrome.  We filed an investigational new drug, or IND, application for LX1032 in December 2007 and initiated a Phase 1 clinical trial in February 2008.  LX1032 was internally generated by our medicinal chemists as an inhibitor of TPH, the same target as LX1031, but LX1032 is chemically distinct and, unlike LX1031, was specifically designed to achieve enhanced systemic exposure to address disorders such as carcinoid syndrome that require systemic regulation of serotonin levels. In preclinical studies, LX1032 was able to reduce peripheral serotonin levels in several different species without affecting serotonin levels in the brain.

LX2931 is an orally-delivered small molecule compound that we are developing for the potential treatment of autoimmune diseases such as rheumatoid arthritis.  We filed an IND application for LX2931 in November 2007 and initiated a Phase 1 clinical trial in December 2007.  LX2931 was internally generated by our medicinal chemists to target sphingosine-1-phosphate lyase, or S1P lyase, an enzyme in the sphingosine-1-phosphate (S1P) pathway associated with the body’s inflammatory response. In our Genome5000 program, our scientists discovered that mice lacking this enzyme have increased retention of immune cells in the thymus and spleen with a corresponding reduction in the deployment of T-cells and B-cells into the circulating blood.  In preclinical studies, LX2931 produced a consistent reduction in circulating lymphocyte counts in multiple species, and reduced joint inflammation and prevented arthritic destruction of joints in mouse and rat models of arthritis.

LX4211 is an orally-delivered small molecule compound that we are developing for the potential treatment of Type 2 diabetes.  We have commenced formal preclinical development for LX4211 in preparation for the expected filing of an IND application in 2008.  LX4211 was internally generated by our medicinal chemists to target sodium-glucose cotransporter type 2, or SGLT2, a transporter responsible for most of the glucose reabsorption performed by the kidney. In our Genome5000 program, our scientists discovered that mice lacking SGLT2 have improved glucose tolerance and increased urinary glucose excretion.  In preclinical studies, animals treated with LX4211 demonstrated increased urinary glucose excretion and decreased blood HbA1c levels, a marker of average blood sugar levels, with urinary glucose excretion returning to baseline after treatment was discontinued.

We have advanced a number of additional drug discovery programs into various stages of preclinical research in preparation for formal preclinical development studies.  Finally, through the end of 2007, we had identified and validated in vivo more than 100 targets with promising profiles for drug discovery in the therapeutic areas of diabetes and obesity, cardiovascular disease, gastrointestinal disorders, psychiatric and neurological disorders, cancer, immune system disorders and ophthalmic disease.

Our Drug Discovery Process

Our drug discovery and development process begins with our Genome5000 program, in which we are using our gene knockout and evaluative technologies to discover the physiological and behavioral functions of 5,000 human genes through analysis of the corresponding mouse knockout models. The study of the effects of knocking out genes in mice has historically proven to be a powerful tool for understanding human genes because of the close similarity of gene function and physiology between mice and humans, with approximately 99% of all human genes having a counterpart in the mouse genome.  Our Genome5000 efforts are focused on the discovery of the functions in mammalian physiology of proteins encoded by gene families that we consider to be pharmaceutically important.  We have already completed our physiology- and behavior-based analysis of more than 85% of these 5,000 genes.

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

Our Technology

The core elements of our technology platform include our patented technologies for the generation of knockout mice, our integrated platform of advanced medical technologies for the systematic and comprehensive biological analysis of in vivo behavior and physiology, and our industrialized approach to medicinal chemistry and the generation of high-quality, drug-like compound libraries.

Gene Knockout Technologies

Gene Targeting.  Our gene targeting technology, which is covered by nine issued patents that we have licensed, enables us to generate highly-specific alterations in targeted genes.  The technology replaces DNA of a gene in a mouse embryonic stem cell through a process known as homologous recombination to disrupt the function of the targeted gene, permitting the generation of knockout mice.  By using this technology in combination with one or more additional technologies, we are able to generate alterations that selectively disrupt, or conditionally regulate, the function of the targeted gene for the analysis of the gene’s function in selected tissues, at selected stages in the animal’s development or at selected times in the animal’s life.  We can also use this technology to replace the targeted gene with its corresponding human gene for use for preclinical research in our drug programs.

Gene Trapping.  Our gene trapping technology, which is covered by ten issued patents that we own, is a high-throughput method of generating knockout mouse clones that we invented.  The technology uses genetically engineered retroviruses that infect mouse embryonic stem cells in vitro, integrate into the chromosome of the cell and disrupt the function of the gene into which it integrates, permitting the generation of knockout mice.  This process also allows us to identify and catalogue each embryonic stem cell clone by DNA sequence from the trapped gene and to select embryonic stem cell clones by DNA sequence for the generation of knockout mice.  We have used our gene trapping technology in an automated process to create our OmniBank library of more than 270,000 frozen gene knockout embryonic stem cell clones, each identified by DNA sequence in a relational database.  We estimate that our OmniBank library currently contains embryonic stem cell clones representing more than half of all genes in the mammalian genome and believe that our library and a similar library that we recently completed for the Texas Institute for Genomic Medicine are the largest of their kind.

Physiological Analysis Technologies

We employ an integrated platform of advanced analytical technologies to rapidly and systematically discover the physiological and behavioral effects resulting from loss of gene function in the knockout mice we have generated using our gene trapping and gene targeting technologies and catalogue those effects in our comprehensive and relational LexVision database.  These analyses include many of the most sophisticated diagnostic technologies and tests currently available, many of which might be found in a major medical center.  Each of these technologies has been adapted specifically for the analysis of mouse physiology.  This state-of-the-art technology platform enables us to assess the consequences of loss of gene function in a living mammal across a wide variety of parameters relevant to human disease.

We employ portions of the same physiological analysis technology platform that we use in the discovery of gene function to analyze the in vivo efficacy and safety profiles of drug candidates in mice.  We believe that this approach will allow us, at an early stage, to identify and optimize drug candidates for further preclinical and clinical development that demonstrate in vivo efficacy and to distinguish side effects caused by a specific compound from the target-related side effects that we defined using the same comprehensive series of tests.

Medicinal Chemistry Technology

We use solution-phase chemistry to generate diverse libraries of optically pure compounds that are targeted against the same pharmaceutically-relevant gene families that we address in our Genome5000 program.  These libraries are built using highly robust and scalable organic reactions that allow us to generate compound collections of great diversity and to specially tailor the compound collections to address various therapeutic target families. We design these libraries by analyzing the chemical structures of drugs that have been proven safe and effective against human disease and using that knowledge in the design of scaffolds and chemical building blocks for the generation of large numbers of new drug-like compounds.  When we identify a hit against one of our in vivo-validated targets, we can rapidly reassemble these building blocks to create hundreds or thousands of variations around the structure of the initial compound, enabling us to accelerate our medicinal chemistry efforts.  We have supplemented our internally-generated compound libraries with collections of compounds acquired from third parties.

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

Our Commercialization Strategy

We are working both independently and through strategic collaborations and alliances with leading pharmaceutical and biotechnology companies, research institutes and academic institutions to capitalize on our technology and commercialize our drug programs.  Consistent with this approach, we intend to develop and commercialize certain of our drug programs internally and retain exclusive rights to the benefits of such programs and to collaborate with third parties with respect to the development and commercialization of our other drug programs.

Our collaboration and alliance strategy involves alliances to discover and develop therapeutics based on our drug target discoveries, particularly when the alliance enables us to obtain access to technology and expertise that we do not possess internally or is complementary to our own.  These strategic collaborations, as well as our licenses with pharmaceutical and biotechnology companies, research institutes and academic institutions, enable us to generate near-term cash and revenues in exchange for access to some of our technologies and discoveries for use by these third parties in their own drug discovery efforts.  These collaborations and licenses also offer us the potential, in many cases, to receive milestone payments and royalties on products that our collaborators and licensees develop using our technology.

Drug Discovery and Development Alliances

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

We received an upfront payment under the agreement and received research funding during the initial three years of the agreement.  Bristol-Myers Squibb extended the target discovery term of the alliance in May 2006 for an additional two years in exchange for its payment to us of additional research funding.  We will also receive clinical and regulatory milestone payments for each drug target for which Bristol-Myers Squibb develops a drug under the alliance and royalties on sales of drugs commercialized by Bristol-Myers Squibb.  The target discovery portion of the alliance has a term of five years, as extended.

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

We received upfront payments in connection with both the initiation of the original collaboration and its expansion and are entitled to receive performance payments for our work in the collaboration as it is completed.  We are also entitled to receive milestone payments and royalties on sales of therapeutic proteins and antibodies for which Genentech obtains exclusive rights.  Genentech is entitled to receive milestone payments and royalties on sales of therapeutic proteins and antibodies for which we obtain exclusive rights.  The agreement, as extended, has an expected collaboration term of six years.

N.V. Organon.  We established a drug discovery alliance with Organon in May 2005 to discover, develop and commercialize novel biotherapeutic drugs.  In the collaboration, we are creating and analyzing knockout mice for up to 300 genes selected by the parties that encode secreted proteins or potential antibody targets, including two of our preexisting drug discovery programs.  We and Organon are jointly selecting targets for further research and development and will equally share costs and responsibility for research, preclinical and clinical activities.  We and Organon will jointly determine the manner in which collaboration products will be commercialized and will equally benefit from product revenue.  If fewer than five development candidates are designated under the collaboration, our share of costs and product revenue will be proportionally reduced.  We will receive a milestone payment for each development candidate in excess of five.  Either party may decline to participate in further research or development efforts with respect to a collaboration product, in which case such party will receive royalty payments on sales of such collaboration product rather than sharing in revenue.  Organon will have principal responsibility for manufacturing biotherapeutic products resulting from the collaboration for use in clinical trials and for worldwide sales.  Organon, formerly a subsidiary of Akzo Nobel N.V., was acquired by Schering-Plough Corporation in November 2007.

We received an upfront payment under the agreement and are entitled to receive committed research funding during the first two years of the agreement.  The target discovery portion of the alliance has an expected term of four years.

Product Development Collaboration with Symphony Icon, Inc.

In June 2007, we entered into a series of related agreements providing for the financing of the clinical development of LX6171, LX1031 and LX1032, along with any other pharmaceutical compositions modulating the same targets as those drug candidates.  Under the financing arrangement, we licensed to Symphony Icon, a wholly-owned subsidiary of Symphony Icon Holdings LLC, our intellectual property rights related to the programs and Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs.  We also entered into a share purchase agreement with Holdings under which we issued and sold to Holdings shares of our common stock in exchange for $15 million and an exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs.  The purchase option is exercisable by us at any time, in our sole discretion, beginning on June 15, 2008 and ending on June 15, 2011 (subject to an earlier exercise right in limited circumstances) at an exercise price of (a) $72 million, if the purchase option is exercised on or after June 15, 2008 and before June 15, 2009, (b) $81 million, if the purchase option is exercised on or after the June 15, 2009 and before the June 15, 2010 and (c) $90 million, if the purchase option is exercised on or after June 15, 2010 and before June 15, 2011.  The purchase option exercise price may be paid in cash or a combination of cash and common stock, at our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price.

We and Symphony Icon are developing the programs in accordance with a specified development plan and related development budget.  We are the party primarily responsible for the development of the programs. Our development activities are supervised by Symphony Icon’s development committee, which is comprised of an equal number of representatives from us and Symphony Icon. The development committee reports to Symphony Icon’s board of directors, which is currently comprised of five members, including one member we designated, two members designated by Holdings, and two independent directors whom we and Holdings selected mutually.

Upon the recommendation of Symphony Icon’s development committee, Symphony Icon’s board of directors may require us to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the programs in accordance with the specified development plan and related development budget.  The development committee’s right to recommend that Symphony Icon’s board of directors submit such funding requirement to us will terminate on the one-year anniversary of the expiration of the purchase option, subject to limited exceptions.

Other Commercial Collaborations

Takeda Pharmaceutical Company Limited.  We established an alliance with Takeda in July 2004 to discover new drugs for the treatment of high blood pressure.  In the collaboration, we used our gene knockout technology to identify drug targets that control blood pressure. Takeda is responsible for the screening, medicinal chemistry, preclinical and clinical development and commercialization of drugs directed against targets selected for the alliance, and bears all related costs.  We received an upfront payment under the agreement and are entitled to receive research milestone payments for each target selected for therapeutic development.  In addition, we are entitled to receive clinical development and product launch milestone payments for each product commercialized from the collaboration.  We will also earn royalties on sales of drugs commercialized by Takeda.  The target discovery portion of the alliance, which ended in 2007, had a term of three years.

Taconic Farms, Inc. We established a collaboration with Taconic Farms, Inc. in November 2005 for the marketing, distribution and licensing of certain lines of our knockout mice.  Taconic is an industry leader in the breeding, housing, quality control and global marketing and distribution of rodent models for medical research and drug discovery.    Under the terms of the collaboration, we are presently making available more than 2,500 distinct lines of knockout mice for use by pharmaceutical and biotechnology companies and other researchers.  Taconic provides breeding services and licenses for these lines and distributes knockout mice to customers.  We receive license fees and royalties from payments received by Taconic from customers obtaining access to such knockout mice.

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

Academic, Non-Profit and Government Arrangements

Texas Institute for Genomic Medicine.  In July 2005, we received an award from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library containing 350,000 cell lines using our proprietary gene trapping technology, which we completed in 2007.  We created the library for the Texas Institute for Genomic Medicine, or TIGM, a newly formed non-profit institute whose founding members are Texas A&M University, the Texas A&M University System Health Science Center and us.  TIGM researchers may also access specific cells from our current OmniBank library of 270,000 mouse embryonic stem cell lines and have certain rights to utilize our gene targeting technologies.  In addition, we equipped TIGM with the bioinformatics software required for the management and analysis of data relating to the library.  The Texas Enterprise Fund also made an award to the Texas A&M University System for the creation of facilities and infrastructure to house the library.

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

e-Biology Collaboration Program.  We permit researchers at academic and non-profit research institutions to acquire OmniBank knockout mice or embryonic stem cells on a non-exclusive basis in our e-Biology collaboration program.  We receive fees for knockout mice or embryonic stem cells provided to collaborators in this program and, with participating institutions, rights to license inventions or to receive royalties on products discovered using our materials. In all cases we retain rights to use the same OmniBank knockout mice in our own gene function research and with commercial collaborators. We have entered into more than 250 agreements under our e-Biology collaboration program with researchers at leading institutions throughout the world.

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

Our Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Arthur T. Sands, M.D., Ph.D.	46	President and Chief Executive Officer and Director
Julia P. Gregory	55	Executive Vice President and Chief Financial Officer
Tamar D. Howson	59	Executive Vice President of Business Development
Alan J. Main, Ph.D.	54	Executive Vice President of Pharmaceutical Research
Jeffrey L. Wade, J.D.	43	Executive Vice President and General Counsel
Brian P. Zambrowicz, Ph.D.	45	Executive Vice President and Chief Scientific Officer
Philip M. Brown, M.D., J.D.	46	Senior Vice President of Clinical Development
Lance K. Ishimoto, Ph.D., J.D.	48	Senior Vice President of Intellectual Property
James R. Piggott, Ph.D.	53	Senior Vice President of Pharmaceutical Biology

Arthur T. Sands, M.D., Ph.D. co-founded our company and has been our president and chief executive officer and a director since September 1995. At Lexicon, Dr. Sands pioneered the development of large-scale gene knockout technology for use in drug discovery.  Before founding our company, Dr. Sands served as an American Cancer Society postdoctoral fellow in the Department of Human and Molecular Genetics at Baylor College of Medicine.  Dr. Sands is a member of the board of directors of the Texas Institute for Genomic Medicine.  He received his B.A. in economics and political science from Yale University and his M.D. and Ph.D. from Baylor College of Medicine.

Julia P. Gregory has been our executive vice president and chief financial officer since February 2000.  From 1998 to February 2000, Ms. Gregory served as the head of investment banking for Punk, Ziegel & Company, a specialty investment banking firm focusing on technology and healthcare and, from 1996 to February 2000, as the head of the firm’s life sciences practice.  From 1980 to 1996, Ms. Gregory was an investment banker, primarily with Dillon, Read & Co., Inc., where she represented life sciences companies beginning in 1986.  Ms. Gregory is a member of the board of directors of the Estee Lauder Foundation’s Institute for the Study of Aging, Inc., The Global Alliance for TB Drug Discovery and Development, St. Luke’s Community Medical Center and a member of the International Council for George Washington University’s Elliott School of International Affairs.  She received her B.A. in international affairs from George Washington University and her M.B.A. from the Wharton School of the University of Pennsylvania.

Tamar D. Howson has been our executive vice president of business development since April 2007. From 2001 to 2007, Ms. Howson served as senior vice president of corporate and business development and member of the executive committee of Bristol-Myers Squibb Company.  In 2000 and 2001, she served as an independent business consultant and adviser to companies both in the United States and Europe.  From 1991 to 2000, Ms. Howson was senior vice president and director of business development at SmithKline Beecham.  She also managed SR One Ltd., the venture capital fund of SmithKline Beecham.  Before joining SmithKline Beecham, Ms. Howson served as vice president, venture investments at Johnson Associates, a venture capital firm, and earlier as director, worldwide business development and licensing for Squibb Corporation.  She received her B.S. from the Technion in Israel, her M.S. from the City College of New York and her M.B.A. in finance and international business from Columbia University.

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

Philip M. Brown, M.D., J.D. has been our senior vice president of clinical development since February 2008 and was our vice president of clinical development from April 2003 to February 2008.  Dr. Brown served as vice president of clinical development for Encysive Pharmaceuticals Inc. (formerly Texas Biotechnology Corporation), a biopharmaceutical company, from June 2000 until April 2003, and was senior medical director within the organization from December 1998 until June 2000. From July 1994 to December 1998, Dr. Brown served as associate vice president of medical affairs for Pharmaceutical Research Associates, a clinical research organization. He has conducted numerous clinical trials as an investigator in a variety of therapeutic areas, as well as managed programs from IND through NDA and product commercialization. He is a fellow of the American College of Legal Medicine and serves as an adjunct faculty member at the Massachusetts General Hospital, Institute of Health Professions in Boston. He received his B.A. from Hendrix College, his M.D. from Texas Tech University School of Medicine, and his J.D. from the University of Texas.

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

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business. We seek patent protection for genes, proteins, drug targets, compounds and drug candidates that we discover. Specifically, we seek patent protection for:

•	chemical compounds, antibodies and other potential therapeutic agents and their use in treating human diseases and conditions;

•	the sequences of genes that we believe to be novel, the proteins they encode and their predicted utility as a drug target or therapeutic protein;

•	the utility of genes and the drug targets or proteins they encode based on our discoveries of their biological functions using knockout mice;

•	drug discovery assays for our in vivo-validated targets; and

•	various enabling technologies in the fields of mutagenesis, embryonic stem cell manipulation and transgenic or knockout mice.

We own or have exclusive rights to ten issued United States patents that are directed to our gene trapping technology, 99 issued United States patents that are directed to full-length sequences of potential drug targets identified in our gene discovery programs, and five issued United States patents that are directed to specific knockout mice and discoveries of the functions of genes made using knockout mice. We have licenses under 94 additional United States patents, and corresponding foreign patents and patent applications, directed to gene targeting, gene trapping, genetic manipulation of mouse embryonic stem cells, chemical intermediates, cell lines and proteins. These include patents to which we hold exclusive rights in certain fields, including a total of nine United States patents directed to the use of gene targeting technologies known as positive-negative selection and isogenic DNA targeting.

We have filed or have exclusive rights to more than 730 pending patent applications in the United States Patent and Trademark Office, the European Patent Office, the national patent offices of other foreign countries or under the Patent Cooperation Treaty, directed to chemical compounds, antibodies and other potential therapeutic agents and their use in treating human diseases and conditions, our gene trapping technology, the DNA sequences of genes, the uses of specific drug targets, drug discovery assays, and other products and processes.  Patents typically have a term of no longer than 20 years from the date of filing.

As noted above, we hold rights to a number of these patents and patent applications under license agreements with third parties.  In particular, we license our principal gene targeting technologies from GenPharm International, Inc.  Many of these licenses are nonexclusive, although some are exclusive in specified fields.  Most of the licenses, including those licensed from GenPharm, have terms that extend for the life of the licensed patents.  In the case of our license from GenPharm, the license generally is exclusive in specified fields, subject to specific rights held by third parties, and we are permitted to grant sublicenses.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive and characterized by rapid technological change. We face significant competition in each of the aspects of our business from other pharmaceutical and biotechnology companies.  In addition, a large number of universities and other not-for-profit institutions, many of which are funded by the U.S. and foreign governments, are also conducting research to discover genes and their functions and to identify potential therapeutic products. Many of our competitors have substantially greater research and product development capabilities and financial, scientific, marketing and human resources than we do. As a result, our competitors may succeed in developing products earlier than we do, obtaining approvals from the FDA or other regulatory agencies for those products more rapidly than we do, or developing products that are more effective than those we propose to develop. Similarly, our collaborators face similar competition from other competitors who may succeed in developing products more quickly, or developing products that are more effective, than those developed by our collaborators. Any products that we may develop or discover are likely to be in highly competitive markets.

We believe that our ability to successfully compete will depend on, among other things:

•	the efficacy, safety and reliability of our drug candidates;

•	our ability, and the ability of our collaborators, to complete preclinical testing and clinical development and obtain regulatory approvals for our drug candidates;

•	the timing and scope of regulatory approvals for our drug candidates;

•	our ability, and the ability of our collaborators, to obtain product acceptance by physicians and other health care providers and reimbursement for product use in approved indications;

•	our ability, and the ability of our collaborators, to manufacture and sell commercial quantities of our products;

•	the skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	the availability of substantial capital resources to fund development and commercialization activities.

Government Regulation

Regulation of Pharmaceutical Products

The development, manufacture and sale of any drug or biologic products developed by us or our collaborators will be subject to extensive regulation by United States and foreign governmental authorities, including federal, state and local authorities.  In the United States, new drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, or the FDC Act, and biologic products are subject to regulation both under certain provisions of the FDC Act and under the Public Health Services Act and the regulations promulgated thereunder, or the PHS Act.  The FDA regulates, among other things, the development, preclinical and clinical testing, manufacture, safety, efficacy, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution and export of drugs and biologics.

The standard process required by the FDA before a drug candidate may be marketed in the United States includes:

•	preclinical laboratory and animal tests performed under the FDA’s current Good Laboratory Practices regulations;

•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for its intended use;

•
for drug candidates regulated as drugs, submission of a New Drug Application, or NDA, and, for drug candidates regulated as biologics, submission of a Biologic License Application, or BLA, with the FDA; and

•	FDA approval of the NDA or BLA prior to any commercial sale or shipment of the product.

This process for the testing and approval of drug candidates requires substantial time, effort and financial resources.  Preclinical development of a drug candidate can take from one to several years to complete, with no guarantee that an IND based on those studies will become effective to even permit clinical testing to begin.  Before commencing the first clinical trial with a drug candidate in the United States, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial may begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, and the FDA must grant permission for each clinical trial to start and continue. Further, an independent institutional review board for each medical center proposing to participate in the clinical trial must review and approve the plan for any clinical trial before it commences at that center. Regulatory authorities or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

For purposes of NDA or BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•
Phase 1 clinical trials are conducted in a limited number of healthy human volunteers or, in some cases, patients to evaluate the safety, dosage tolerance, absorption, metabolism, distribution and excretion of the drug candidate;

•
Phase 2 clinical trials are conducted in groups of patients afflicted with a specified disease or condition to obtain preliminary data regarding efficacy as well as to further evaluate safety and optimize dosing of the drug candidate; and

•
Phase 3 clinical trials are conducted in larger patient populations at multiple clinical trial sites to obtain statistically significant evidence of the efficacy of the drug candidate for its intended use and to further test for safety in an expanded patient population.

In addition, the FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied after a drug receives approval.

Completion of the clinical trials necessary for an NDA or BLA submission typically takes many years, with the actual time required varying substantially based on, among other things, the nature and complexity of the drug candidate and of the disease or condition. Success in earlier-stage clinical trials does not ensure success in later-stage clinical trials.  Furthermore, data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent proceeding with further clinical trials, filing or acceptance of an NDA or BLA, or obtaining marketing approval.

After completion of clinical trials, FDA approval of an NDA or BLA must be obtained before a new drug or biologic product may be marketed in the United States. An NDA or BLA, depending on the submission, must contain, among other things, information on chemistry, manufacturing controls and potency and purity, non-clinical pharmacology and toxicology, human pharmacokinetics and bioavailability and clinical data.  There can be no assurance that the FDA will accept an NDA or BLA for filing and, even if filed, that approval will be granted.  Among other things, the FDA reviews an NDA to determine whether a product is safe and effective for its intended use and a BLA to determine whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency.  The FDA may deny approval of an NDA or BLA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.  Limited indications for use or other conditions could also be placed on any approvals that could restrict the commercial applications of a product or impose costly procedures in connection with the commercialization or use of the product.

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

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

Violations of the FDC Act, the PHS Act or regulatory requirements may result in agency enforcement action, including voluntary or mandatory recall, license suspension or revocation, product seizure, fines, injunctions and civil or criminal penalties.

In addition to regulatory approvals that must be obtained in the United States, a drug or biologic product is also subject to regulatory approval in other countries in which it is marketed.  The conduct of clinical trials of drugs and biologic products in countries other than the United States is likewise subject to regulatory oversight in such countries.  The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country.  No action can be taken to market any drug or biologic product in a country until the regulatory authorities in that country have approved an appropriate application.  FDA approval does not assure approval by other regulatory authorities.  The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval.  In some countries, the sale price of a drug or biologic product must also be approved.  The pricing review period often begins after marketing approval is granted.  Even if a foreign regulatory authority approves a drug or biologic product, it may not approve satisfactory prices for the product.

Other Regulations

In addition to the foregoing, our business is and will be subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act.  These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by our operations.  We believe that we are in material compliance with applicable environmental laws and that our continued compliance with these laws will not have a material adverse effect on our business.  We cannot predict, however, whether new regulatory restrictions will be imposed by state or federal regulators and agencies or whether existing laws and regulations will adversely affect us in the future.

Research and Development Expenses

In 2007, 2006 and 2005, respectively, we incurred expenses of $104.3 million, $106.7 million and $93.6 million in company-sponsored as well as collaborative research and development activities, including $5.2 million, $4.4 million and ($21,000) of stock-based compensation expense in 2007, 2006 and 2005, respectively.

Employees and Consultants

We believe that our success will be based on, among other things, achieving and retaining scientific and technological superiority and identifying and retaining capable management.  We have assembled a highly qualified team of scientists as well as executives with extensive experience in the biotechnology industry.

As of February 29, 2008, we employed 550 persons, of whom 143 hold M.D., Ph.D. or D.V.M. degrees and another 87 hold other advanced degrees.  We believe that our relationship with our employees is good.

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

As of December 31, 2007, we had $221.7 million of cash, cash equivalents and short-term investments (net of restricted cash and investments) and $36.7 million in investments held by Symphony Icon.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from drug discovery and development alliances, collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts and technology licenses will enable us to fund our currently planned operations for at least the next 12 months.  Our currently planned operations for that time period consist of the continuation of our small molecule and antibody drug discovery and preclinical research efforts, the completion of our ongoing clinical trials, and the initiation and conduct of additional clinical trials.  However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate.

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

•
the timing and progress of the clinical development of our drug candidates LX6171, LX1031 and LX1032, and our election whether to exercise our exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs;

•	future results from clinical trials of our drug candidates;

•	the cost and timing of regulatory approvals of drug candidates that we successfully develop;

•	market acceptance of products that we successfully develop and commercially launch;

•	the effect of competing programs and products, and of technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

Our capital requirements will increase substantially as we advance our drug candidates into and through clinical development.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary products and technologies.  For all of these reasons, our future capital requirements cannot easily be quantified.

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

In June 2007, we entered into a securities purchase agreement with Invus, L.P., under which Invus made an initial investment of $205.4 million to purchase 50,824,986 shares of our common stock in August 2007 and has the right to require us to initiate up to two pro rata rights offerings to our stockholders, which would provide all stockholders with non-transferable rights to acquire shares of our common stock, in an aggregate amount of up to $344.5 million, less the proceeds of any “qualified offerings” that we may complete in the interim involving the sale of our common stock at prices above $4.50 per share.  Invus may exercise its right to require us to conduct the first rights offering by giving us notice within a period of 90 days beginning on November 28, 2009 (which we refer to as the first rights offering trigger date), although we and Invus may agree to change the first rights offering trigger date to as early as August 28, 2009 with the approval of the members of our board of directors who are not affiliated with Invus.  Invus may exercise its right to require us to conduct the second rights offering by giving us notice within a period of 90 days beginning on the date that is 12 months after Invus’ exercise of its right to require us to conduct the first rights offering or, if Invus does not exercise its right to require us to conduct the first rights offering, within a period of 90 days beginning on the first anniversary of the first rights offering trigger date.  The initial investment and subsequent rights offerings, combined with any qualified offerings, were designed to achieve up to $550 million in proceeds to us.  Invus would participate in each rights offering for up to its pro rata portion of the offering, and would commit to purchase the entire portion of the offering not subscribed for by other stockholders.  Under the securities purchase agreement, until the later of the completion of the second rights offering or the expiration of the 90-day period following the second rights offering trigger date, we have agreed not to issue any of our common stock for a per share price of less than $4.50 without the prior written consent of Invus, except pursuant to an employee or director stock option, incentive compensation or similar plan or to persons involved in the pharmaceutical industry in connection with simultaneous strategic transactions involving such persons in the ordinary course.  If we are not able to issue common stock at prices equal to or greater than $4.50 per share, due to market conditions or otherwise, this obligation will limit our ability to raise capital by issuing additional equity securities without the consent of Invus.  In the event Invus declines to grant such consent and, in addition, elects not to exercise its right to require us to initiate the first rights offering, or elects to limit the size of the first rights offering, our ability during this period to satisfy our future capital requirements by issuing equity securities will be limited if we are unable to do so by issuing common stock at prices equal to or greater than $4.50 per share.

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred net losses since our inception, including net losses of $58.8 million for the year ended December 31, 2007, $54.3 million for the year ended December 31, 2006 and $36.3 million for the year ended December 31, 2005.  As of December 31, 2007, we had an accumulated deficit of $410.5 million.  We are unsure when we will become profitable, if ever.  The size of our net losses will depend, in part, on the rate of growth, if any, in our revenues and on the level of our expenses.

We derive substantially all of our revenues from drug discovery and development alliances, collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts and technology licenses, and will continue to do so for the foreseeable future.  Our future revenues from alliances, collaborations and government grants and contracts are uncertain because our existing agreements have fixed terms or relate to specific projects of limited duration.  Our future revenues from technology licenses are uncertain because they depend, in part, on securing new agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators, granting agencies and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues.  Given the early-stage nature of our operations, we do not currently derive any revenues from sales of pharmaceutical products.

A large portion of our expenses is fixed, including expenses related to facilities, equipment and personnel.  In addition, we expect to spend significant amounts to enhance our core technologies and fund our research and development activities, including the conduct of clinical trials and the advancement of additional potential therapeutics into clinical development.  As a result, we expect that our operating expenses will continue to increase significantly as our drug programs progress into and through human clinical trials and, consequently, we will need to generate significant additional revenues to achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We have licensed the intellectual property, including commercialization rights, to our drug candidates LX6171, LX1031 and LX1032 to Symphony Icon and will not receive any future royalties or revenues with respect to these drug candidates unless we exercise our option to purchase Symphony Icon.

Our option to purchase all of the equity of Symphony Icon, thereby allowing us to reacquire these drug candidates, is exercisable by us at any time, in our sole discretion, beginning on June 15, 2008 and ending on June 15, 2011 (subject to an earlier exercise right in limited circumstances) at an exercise price of (a) $72 million, if the purchase option is exercised on or after June 15, 2008 and before June 15, 2009, (b) $81 million, if the purchase option is exercised on or after the June 15, 2009 and before the June 15, 2010 and (c) $90 million, if the purchase option is exercised on or after June 15, 2010 and before June 15, 2011.  The purchase option exercise price may be paid in cash or a combination of cash and common stock, at our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price.

If we elect to exercise the purchase option, we will be required to make a substantial cash payment or to make a lesser but still substantial cash payment and issue a substantial number of shares of our common stock, which may in turn require us to enter into a financing arrangement or license arrangement with one or more third parties. The amount of any such cash payment would reduce our capital resources. Payment in shares of our common stock could result in dilution to our stockholders at that time. Other financing or licensing alternatives may be expensive or impossible to obtain. If we do not exercise the purchase option prior to its expiration, our rights to purchase all of the equity in Symphony Icon and to reacquire LX6171, LX1031 and LX1032 will terminate. We may not have the financial resources to exercise the option, which may result in our loss of these rights. Additionally, we may not have sufficient clinical data in order to determine whether we should exercise the option.

Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including:

•	our ability to establish new collaborations and alliances, government grants and contracts, and technology licenses, and the timing of such arrangements;

•	the expiration or other termination of collaborations and alliances, which may not be renewed or replaced;

•	the success rate of our discovery and development efforts leading to opportunities for new collaborations, alliances and licenses, as well as milestone payments and royalties;

•	the timing and willingness of our collaborators to commercialize pharmaceutical products that would result in milestone payments and royalties; and

•	general and industry-specific economic conditions, which may affect our and our collaborators’ research and development expenditures.

Because of these and other factors, including the risks and uncertainties described in this section, our operating results have fluctuated in the past and are likely to do so in the future.  Due to the likelihood of fluctuations in our revenues and expenses, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

Risks Related to Discovery and Development of Our Drug Candidates

We are an early-stage company, and have not proven our ability to successfully develop and commercialize drug candidates based on our drug target discoveries.

Our business strategy of using our technology platform and, specifically, the discovery of the functions of genes using knockout mice to select promising drug targets and developing and commercializing drug candidates based on our target discoveries, in significant part through collaborations and alliances, is unproven.  Our success will depend upon our ability to successfully generate, select and develop drug candidates for targets we consider to have pharmaceutical value, whether on our own or through collaborations, and to select an appropriate commercialization strategy for each potential therapeutic we choose to pursue.

We have not proven our ability to develop or commercialize drug candidates based on our drug target discoveries.  The generation and selection of potential drug candidates for a target is a difficult, expensive and time-consuming process that is subject to substantial technical and scientific challenges and uncertainties, without any assurance of ever identifying a drug candidate warranting clinical testing.  The process involves the optimization of a wide variety of variables, including among many other things potency against the target, selectivity for the intended target relative to other proteins, absorption, metabolism, distribution and excretion characteristics, activity in animal models of disease and the results of other preclinical research, and feasibility and cost of manufacture, each of which may affect one or more of the others in ways that conflict with the desired profile.

Furthermore, we do not know that any pharmaceutical products based on our drug target discoveries can be successfully developed or commercialized.  Our strategy is focused principally on the discovery and development of drug candidates for targets that have not been clinically validated in humans by drugs or drug candidates generated by others.  As a result, the drug candidates we develop are subject to uncertainties as to the effects of modulating the human drug target as well as to those relating to the characteristics and activity of the particular compound.

In addition, we may experience unforeseen technical complications in the processes we use to identify potential drug targets or discover and develop potential drug candidates.  These complications could materially delay or limit the use of our resources, substantially increase the anticipated cost of conducting our drug target or drug candidate discovery efforts or prevent us from implementing our processes at appropriate quality and throughput levels.

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

Clinical trials are inherently risky and the results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials.  In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger-scale, advanced stage clinical trials.  A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving positive results in earlier trials. Negative or inconclusive results from a preclinical study or a clinical trial could cause us, one of our collaborators or the FDA to terminate a preclinical study or clinical trial or require that we repeat it.  Furthermore, we, one of our collaborators or a regulatory agency with jurisdiction over the trials may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.

Any preclinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities.  Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval.  The FDA or institutional review boards at the medical institutions and healthcare facilities where we sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials. Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices. The FDA and these institutional review boards have authority to oversee our clinical trials, and the FDA may require large numbers of test subjects. In addition, we must manufacture, or contract for the manufacture of, the drug candidates that we use in our clinical trials under the FDA’s current Good Manufacturing Practices.

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

Risks Related to Our Relationships with Third Parties

Disagreements with Symphony Icon regarding the development of our drug candidates LX6171, LX1031 or LX1032 could negatively affect or delay their development.

While we are the party primarily responsible for development of our drug candidates LX6171, LX1031 and LX1032 in accordance with a specified development plan and related development budget, our development activities are supervised by Symphony Icon’s development committee, which is comprised of an equal number of representatives from us and Symphony Icon. Any disagreements between us and Symphony Icon regarding a development decision may cause delays in the development and commercialization of those drug candidates or lead to development decisions that do not reflect our interests. Any such delays or development decisions not in our interest could negatively affect the value of LX6171, LX1031 or LX1032.

We are dependent in many ways upon our collaborations with major pharmaceutical companies.  If we are unable to achieve milestones under those collaborations or if our collaborators’ efforts fail to yield pharmaceutical products on a timely basis, our opportunities to generate revenues and earn royalties will be reduced.

We have derived a substantial majority of our revenues to date from collaborative drug discovery and development alliances with a limited number of major pharmaceutical companies.  Revenues from our drug discovery and development alliances depend upon continuation of the collaborations, the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations.  If our relationship terminates with any of our collaborators, our reputation in the business and scientific community may suffer and revenues will be negatively impacted to the extent such losses are not offset by additional collaboration agreements.  If we are unable to achieve milestones or our collaborators are unable to successfully develop products from which royalties are payable, we will not earn the revenues contemplated by those drug discovery and development alliances.  In addition, some of our alliances are exclusive and preclude us from entering into additional collaborative arrangements with other parties in the field of exclusivity.

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

We lack the capability to manufacture materials for preclinical studies, clinical trials or commercial sales and rely on third parties to manufacture our drug candidates, which may harm or delay our product development and commercialization efforts.

We currently do not have the manufacturing capabilities or experience necessary to produce materials for preclinical studies, clinical trials or commercial sales and intend in the future to continue to rely on collaborators and third-party contractors to produce such materials.  We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the current Good Manufacturing Practices of the FDA, which relate to manufacturing and quality control activities.  These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements.  In addition, there are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices and that are capable of producing such materials, and we may experience difficulty finding manufacturers with adequate capacity for our needs.  If we are unable to contract for the production of sufficient quantity and quality of materials on acceptable terms, our product development and commercialization efforts may be delayed.  Moreover, noncompliance with the FDA’s current Good Manufacturing Practices can result in, among other things, fines, injunctions, civil and criminal penalties, product recalls or seizures, suspension of production, failure to obtain marketing approval and withdrawal, suspension or revocation of marketing approvals.

We rely on third parties to carry out drug development activities.

We rely on clinical research organizations and other third party contractors to carry out many of our drug development activities, including the performance of preclinical laboratory and animal tests under the FDA’s current Good Laboratory Practices regulations and the conduct of clinical trials of our drug candidates in accordance with protocols we establish.  If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, our drug development activities may be delayed, suspended or terminated.  Such a failure by these third parties could significantly impair our ability to develop and commercialize the affected drug candidates.

Risks Related to Regulatory Approval of Our Drug Candidates

Our drug candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products.

Our drug candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a drug candidate would prevent us from commercializing that drug candidate. We have not received regulatory approval to market any of our drug candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals. The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the drug candidates involved. Before a new drug application can be filed with the FDA, the drug candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures. Any clinical trial may fail to produce results satisfactory to the FDA. For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review. Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval periods of our drug candidates may cause delays in the approval or rejection of an application. Even if the FDA or a comparable authority in another country approves a drug candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

If our potential products receive regulatory approval, we or our collaborators will remain subject to extensive and rigorous ongoing regulation.

If we or our collaborators obtain initial regulatory approvals from the FDA or foreign regulatory authorities for any products that we may develop, we or our collaborators will be subject to extensive and rigorous ongoing domestic and foreign government regulation of, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of our products and drug candidates.  The failure to comply with these requirements or the identification of safety problems during commercial marketing could lead to the need for product marketing restrictions, product withdrawal or recall or other voluntary or regulatory action, which could delay further marketing until the product is brought into compliance.  The failure to comply with these requirements may also subject us or our collaborators to stringent penalties.

Risks Related to Commercialization of Products

The commercial success of any products that we may develop will depend upon the degree of market acceptance of our products among physicians, patients, health care payors, private health insurers and the medical community.

Our ability to commercialize any products that we may develop will be highly dependent upon the extent to which these products gain market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community. If these products do not achieve an adequate level of acceptance, we may not generate adequate product revenues, if at all, and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of our products in comparison to competing products;

•	the existence of any significant side effects, as well as their severity in comparison to any competing products;

•	potential advantages over alternative treatments;

•	the ability to offer our products for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate product revenues.

We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and do not currently have a sales and marketing organization. Developing a sales and marketing force would be expensive and time-consuming, could delay any product launch, and we may never be able to develop this capacity. To the extent that we enter into arrangements with third parties to provide sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves. If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues.

If we are unable to obtain adequate coverage and reimbursement from third-party payors for any products that we may develop, our revenues and prospects for profitability will suffer.

Our ability to commercialize any products that we may develop will be highly dependent on the extent to which coverage and reimbursement for our products will be available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers, including managed care organizations and group purchasing organizations. Many patients will not be capable of paying themselves for some or all of the products that we may develop and will rely on third-party payors to pay for, or subsidize, their medical needs. If third-party payors do not provide coverage or reimbursement for any products that we may develop, our revenues and prospects for profitability will suffer. In addition, even if third-party payors provide some coverage or reimbursement for our products, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.

A primary trend in the United States health care industry is toward cost containment. In December 2003, President Bush signed into law legislation creating a prescription drug benefit program for Medicare recipients. The new prescription drug program may have the effect of reducing the prices that we are able to charge for products we develop and sell through plans under the program. The new prescription drug program may also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for products we develop or to lower the price that they will pay.

Proponents of drug reimportation may attempt to pass legislation, which would allow direct reimportation under certain circumstances. If legislation or regulations were passed allowing the reimportation of drugs, it could decrease the price we receive for any products that we may develop, thereby negatively affecting our revenues and prospects for profitability.

In addition, in some foreign countries, particularly the countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, price negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product. To obtain reimbursement and/or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our drug candidates or products to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in the commercialization of our drug candidates. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products. In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop. Cost-control initiatives could decrease the price we might establish for products that we may develop, which would result in lower product revenues to us.

Our competitors may develop products and technologies that make our products and technologies obsolete.

The biotechnology industry is highly fragmented and is characterized by rapid technological change. We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our ability to commercialize our drug candidates.  Our future success will depend upon our ability to maintain a competitive position with respect to technological advances.  Any products that are developed through our technologies will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop technologies and products that would render our technologies and products, and those of our collaborators, obsolete and noncompetitive.  In addition, there may be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates.

We may not be able to manufacture our drug candidates in commercial quantities, which would prevent us from commercializing our drug candidates.

To date, our drug candidates have been manufactured in small quantities for preclinical and clinical trials. If any of these drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture them in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a drug candidate, the regulatory approval or commercial launch of that drug candidate may be delayed or there may be a shortage in supply. Our drug candidates require precise, high-quality manufacturing. The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market.

Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our technologies and products. The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We will continue to apply for patents covering our technologies and products as and when we deem appropriate. Pending patent applications do not provide protection against competitors because they are not enforceable until they issue as patents.  Further, the disclosures contained in our current and future patent applications may not be sufficient to meet statutory requirements for patentability.  Once issued, patents still may not provide commercially meaningful protection. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Furthermore, others may independently develop similar or alternative technologies or design around our patents. If anyone infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult, costly and time-consuming and, as a result, it may not be cost-effective or otherwise expedient to pursue litigation to enforce those patent rights. In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages, if, for example, others were the first to invent or to file patent applications for these inventions.

Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our technologies, drug targets or drug candidates.   If any such patents are issued to other entities, we will be unable to obtain patent protection for the same or similar discoveries that we make.  Moreover, we may be blocked from using or developing some of our existing or proposed technologies and products, or may be required to obtain a license that may not be available on reasonable terms, if at all.  Further, others may discover uses for our technologies or products other than those covered in our issued or pending patents, and these other uses may be separately patentable.  Even if we have a patent claim on a particular technology or product, the holder of a patent covering the use of that technology or product could exclude us from selling a product that is based on the same use of that product.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our drug candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement.

We rely on trade secret protection for our confidential and proprietary information. We have taken security measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection. While we seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants, we cannot assure you that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets. In addition, our competitors may independently develop substantially equivalent proprietary information or may otherwise gain access to our trade secrets.

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

We rely, in part, on licenses to use certain technologies that are important to our business, such as certain gene targeting technology licensed from GenPharm International, Inc. We do not own the patents that underlie these licenses.  Most of these licenses, however, including those licensed from GenPharm, have terms that extend for the life of the licensed patents.  Our rights to use these technologies and practice the inventions claimed in the licensed patents are subject to our abiding by the terms of those licenses and the licensors not terminating them.  We are currently in compliance with all requirements of these licenses.  In many cases, we do not control the filing, prosecution or maintenance of the patent rights to which we hold licenses and rely upon our licensors to prosecute infringement of those rights.  The scope of our rights under our licenses may be subject to dispute by our licensors or third parties.

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

We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees and independent contractors were previously employed at universities, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, independent contractors or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and divert management’s attention. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key research personnel and/or their work product could hamper or prevent our ability to commercialize certain drug candidates, which could severely harm our business.

Risks Related to Employees, Growth and Facilities Operations

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations.

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives and the continuation of existing collaborations. Also, we do not currently have sufficient clinical development personnel to fully execute our business plan. Recruiting and retaining qualified clinical and scientific personnel will be critical to support activities related to advancing our clinical and preclinical development programs, and supporting our collaborative arrangements and our internal proprietary research and development efforts. Competition is intense for experienced clinical personnel, and we may be unable to retain or recruit clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products and core technologies or expand our operations to the extent otherwise possible. Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

Our collaborations with outside scientists may be subject to restriction and change.

We work with scientific and clinical advisors and collaborators at academic and other institutions that assist us in our research and development efforts. These advisors and collaborators are not our employees and may have other commitments that limit their availability to us. Although these advisors and collaborators generally agree not to do competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services. In such a circumstance, we may lose work performed by them, and our development efforts with respect to the matters on which they were working maybe significantly delayed or otherwise adversely affected. In addition, although our advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

Difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations.

We have experienced a period of rapid and substantial growth in the complexity of our operations that has placed, and our anticipated growth in the future will continue to place, a strain on our research, development, administrative and operational infrastructure. As our operations expand, we will need to continue to manage multiple locations and additional relationships with various collaborative partners, suppliers and other third parties. Our ability to manage our operations and growth effectively requires us to continue to improve our reporting systems and procedures as well as our operational, financial and management controls. We may not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner to meet future requirements.

Security breaches may disrupt our operations and harm our operating results.

Our network security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. The misappropriation, theft, sabotage or any other type of security breach with respect to any of our proprietary and confidential information that is electronically stored, including research or clinical data, could have a material adverse impact on our business, operating results and financial condition. Additionally, any break-in or trespass of our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets could have a material adverse impact on our business, operating results and financial condition.

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

Our OmniBank mouse clone library and its backup are stored in liquid nitrogen freezers located at our facility in The Woodlands, Texas, and our knockout mouse research operations are carried out entirely at the same facility.  While we have developed redundant and emergency backup systems to protect these resources and the facilities in which they are stored, they may be insufficient in the event of a severe fire, flood, hurricane, tornado, mechanical failure or similar disaster.  If such a disaster significantly damages or destroys the facility in which these resources are maintained, our business could be disrupted until we could regenerate the affected resources.  Our business interruption insurance may not be sufficient to compensate us in the event of a major interruption due to such a disaster.

Risks Related to Environmental and Product Liability

We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may face liability for any injury or contamination that results from our use or the use by third parties of these materials, and such liability may exceed our insurance coverage and our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

In addition, our collaborators may use hazardous materials in connection with our collaborative efforts. In the event of a lawsuit or investigation, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials used by these parties. Further, we may be required to indemnify our collaborators against all damages and other liabilities arising out of our development activities or products produced in connection with these collaborations.

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

Risks Related to Our Common Stock

Our stock price may be extremely volatile.

The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following:

•	adverse results or delays in clinical trials;

•
announcement of FDA approval or non-approval, or delays in the FDA review process, of our or our collaborators’ product candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators’ or our competitors’ clinical trials;

•	the announcement of new products by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	conflicts or litigation with our collaborators;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	financing transactions;

•	developments in the biotechnology or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	developments concerning current or future collaborations;

•	FDA or international regulatory actions;

•	third-party reimbursement policies;

•	acquisitions of other companies or technologies;

•	disposition of any of our subsidiaries, technologies or compounds; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These factors, as well as general economic, political and market conditions, may materially adversely affect the market price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert management’s attention and resources, which could have a material and adverse effect on our business.

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

Future sales of our common stock may depress our stock price.

If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. For example, following an acquisition, a significant number of shares of our common stock held by new stockholders may become freely tradable or holders of registration rights could cause us to register their shares for resale. Sales of these shares of common stock held by existing stockholders could cause the market price of our common stock to decline.

Invus’ ownership of our common stock and its other rights under the stockholders’ agreement we entered into in connection with Invus’ $205.4 million initial investment in our common stock provide Invus with substantial influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as other corporate matters.

Under the stockholders’ agreement we entered into in connection with Invus’ $205.4 million initial investment in our common stock, Invus currently has the right to designate three members of our board of directors, pursuant to which Invus has designated Raymond Debbane, president and chief executive officer of The Invus Group, LLC, an affiliate of Invus, and Philippe J. Amouyal and Christopher J. Sobecki, each of whom are managing directors of The Invus Group, LLC.  From and after August 28, 2008, Invus will have the right to designate the greater of three members or 30% (or the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates, if less than 30%) of all members of our board of directors, rounded up to the nearest whole number of directors.  In the event that the number of shares of our common stock owned by Invus and its affiliates ever exceeds 50% of the total number of shares of our common stock then outstanding (not counting for such purpose any shares acquired by Invus from third parties in excess of 40% (or, if higher, its then pro rata amount) of the total number of outstanding shares of common stock, as permitted by the standstill provisions of the stockholders’ agreement), from and after that time, Invus will have the right to designate a number of directors equal to the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates (not counting for such purpose any shares acquired by Invus from third parties in excess of 40% (or, if higher, its then pro rata amount) of the total number of outstanding shares of common stock, as permitted by the standstill provisions of the stockholders’ agreement), rounded up to the nearest whole number of directors.  The directors appointed by Invus have proportionate representation on the compensation committee and corporate governance committee of our board of directors.

Invus’ rights with respect to the designation of members of our board of directors and its compensation and corporate governance committees will terminate if the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates falls below ten percent.  Invus will also have the right to terminate these provisions at any time following the date on which the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates exceeds 50% (not counting for such purpose any shares acquired by Invus and its affiliates from third parties in excess of 40% (or, if higher, its then pro rata amount) of the total number of outstanding shares of our common stock, as permitted by the standstill provisions of the stockholders’ agreement).

Invus has preemptive rights under the stockholders’ agreement to participate in future equity issuances by us (including any qualified offering), subject to certain exceptions, so as to maintain its then-current percentage ownership of our capital stock.  Subject to certain limitations, Invus will be required to exercise its preemptive rights in advance with respect to certain marketed offerings, in which case it will be obligated to buy its pro rata share of the number of shares being offered in such marketed offering, including any overallotment (or such lesser amount specified in its exercise of such rights), so long as the sale of the shares were priced within a range within ten percent above or below the market price on the date we notified Invus of the offering and we met certain other conditions.

The provisions of the stockholders’ agreement relating to preemptive rights will terminate on the earlier to occur of August 28, 2017 and the date on which the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates falls below ten percent.

Invus is subject to standstill provisions restricting its ability to purchase or otherwise acquire additional shares of common stock from third parties to an amount that would result in its ownership of our common stock not exceeding 49% of the total number of shares outstanding.  These standstill provisions will not apply to the acquisitions of securities by way of stock splits, stock dividends, reclassifications, recapitalizations, or other distributions by us, acquisitions contemplated by the securities purchase agreement and the stockholders’ agreement, including in the rights offerings and upon Invus’ exercise of preemptive rights under the stockholders’ agreement.

Except for acquisitions pursuant to the provisions described above, and subject to certain exceptions, Invus has agreed that it will not, and will cause its affiliates not to, without the approval of our unaffiliated board, directly or indirectly:

•	solicit proxies to vote any of our voting securities or any voting securities of our subsidiaries;

•
submit to our board of directors a written proposal for any merger, recapitalization, reorganization, business combination or other extraordinary transaction involving an acquisition of us or any of our subsidiaries or any of our or our subsidiaries’ securities or assets by Invus and its affiliates;

•	enter into discussions, negotiations, arrangements or understandings with any third party with respect to any of the foregoing; or

•	request us or any of our representatives, directly or indirectly, to amend or waive any of these standstill provisions.

The standstill provisions of the stockholders’ agreement will terminate on the earliest to occur of (a) August 28, 2017, (b) the date on which the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates falls below ten percent, (c) the date on which the percentage of all of the outstanding shares of our common stock owned by Invus and its affiliates exceeds 50% (not counting for such purpose any shares acquired by Invus from third parties in excess of 40% (or, if higher, its then pro rata amount) of the total number of outstanding shares of common stock, as permitted by the standstill provisions of the stockholders’ agreement), (d) the date on which any third party makes a public proposal to acquire (by purchase, exchange, merger or otherwise) assets or business constituting 50% or more of our revenues, net income or assets or 50% of any class of our equity securities our board of directors recommends or approves, or proposes to recommend or approve, any such transaction or (e) the date on which any third party acquires beneficial ownership (by purchase, exchange, merger or otherwise) of assets or business constituting 20% or more of our revenues, net income or assets or 20% of any class of our equity securities or our board of directors recommends or approves, or proposes to recommend or approve, any such transaction.

Subject to certain exceptions, Invus has agreed that neither it nor its affiliates will sell any shares of common stock to third parties that are not affiliated with Invus if, to Invus’ knowledge, such transfer would result in any such third party (or any person or group including such third party) owning more than 14.9% of the total number of outstanding shares of our common stock.

The provisions of the stockholders’ agreement relating to sales to third parties will terminate on the earliest to occur of (a) August 28, 2017, (b) the date on which the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates falls below ten percent, and (c) the date on which the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates exceeds 50% (not counting for such purpose any shares acquired by Invus and its affiliates from third parties in excess of 40% (or, if higher, its then pro rata amount) of the total number of outstanding shares of our common stock, as permitted by the standstill provisions of the stockholders’ agreement).

In any election of persons to serve on our board of directors, Invus will be obligated to vote all of the shares of common stock held by it and its affiliates in favor of the directors nominated by our board of directors, as long as we have complied with our obligation with respect to the designation of members of our board of directors described above and the individuals designated by Invus for election to our board of directors have been nominated, and, if applicable, are serving on our board of directors.  With respect to all other matters submitted to a vote of the holders of our common stock, Invus will be obligated to vote any shares that it acquired from third parties in excess of 40% (or, if higher, its then pro rata amount) of the total number of outstanding shares of common stock, as permitted by the standstill provisions of the stockholders’ agreement, in the same proportion as all the votes cast by other holders of our common stock, unless Invus and we (acting with the approval of the unaffiliated board) agree otherwise.  Invus may vote all other shares of our common stock held by it in its sole discretion.

The provisions of the stockholders’ agreement relating to voting will terminate on the earliest to occur of (a) August 28, 2017, (b) the date on which the percentage of all the outstanding shares of our common stock held by Invus and its affiliates falls below ten percent, (c) the date on which the percentage of all outstanding shares of our common stock owned by Invus and its affiliates exceeds 50% (not counting for such purpose any shares acquired by Invus from third parties in excess of 40% (or, if higher, its then pro rata amount) of the total number of outstanding shares of our common stock, as permitted by the provisions of the stockholders’ agreement), and (d) the termination of the standstill provisions in accordance with the stockholders’ agreement.

Invus is entitled to certain minority protections, including consent rights over (a) the creation or issuance of any new class or series of shares of our capital stock (or securities convertible into or exercisable for shares of our capital stock) having rights, preferences or privileges senior to or on parity with our common stock, (b) any amendment to our certificate of incorporation or bylaws, or amendment to the certificate of incorporation or bylaws of any of our subsidiaries, in a manner adversely affecting Invus’ rights under the securities purchase agreement and the related agreements, (c) the repurchase, retirement, redemption or other acquisition of our or our subsidiaries’ capital stock (or securities convertible into or exercisable for shares of our or our subsidiaries’ capital stock), (d) any increase in the size of our board of directors to more than 12 members and (e) the adoption or proposed adoption of any stockholders’ rights plan, “poison pill” or other similar plan or agreement, unless Invus is exempt from the provisions of such plan or agreement.

The provisions of the stockholders’ agreement relating to minority protections will terminate on the earlier to occur of August 28, 2017 and the date on which Invus and its affiliates hold less than 15% of the total number of outstanding shares of our common stock.

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

Our common stock is quoted on The Nasdaq Global Market under the symbol “LXRX.”  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq Global Market.

	High	Low
2006
First Quarter	$5.83	$3.60
Second Quarter	$5.85	$4.01
Third Quarter	$4.52	$3.65
Fourth Quarter	$4.40	$3.40
2007
First Quarter	$4.40	$3.10
Second Quarter	$3.87	$2.91
Third Quarter	$3.69	$3.04
Fourth Quarter	$4.03	$2.80

As of February 29, 2008, there were approximately 235 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table presents aggregate summary information as of December 31, 2007 regarding the common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans, including our 2000 Equity Incentive Plan, 2000 Non-Employee Directors’ Stock Option Plan and Coelacanth Corporation 1999 Stock Option Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	16,277,866	$5.6640	1,132,705	(3)(4)(5)
Equity compensation plans not approved by security holders (2)	72,763	2.2958	—
Total	16,350,629	$5.6490	1,132,705

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

(3)	Includes 1,001,537 shares available for future issuance under our 2000 Equity Incentive Plan, some or all of which may be awarded as stock bonuses.

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

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2002 and ending December 31, 2007. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2002, and that all dividends were reinvested.

	December 31,
	2002	2003	2004	2005	2006	2007
Lexicon Pharmaceuticals, Inc.	100	125	164	77	76	64
Nasdaq Composite Index	100	150	163	165	181	199
Nasdaq Biotechnology Index	100	146	155	159	161	168

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

Item 6.                      Selected Financial Data

The statement of operations data for the years ended December 31, 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K.  The statements of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:	(in thousands, except per share data)
Revenues	$50,118	$72,798	$75,680	$61,740	$42,838
Operating expenses:
Research and development, including stock-based compensation of $5,150 in 2007, $4,394 in 2006, ($21) in 2005, $426 in 2004 and $5,048 in 2003	104,332	106,695	93,625	90,586	82,198
General and administrative, including stock-based compensation of $2,776 in 2007, $2,636 in 2006, $0 in 2005, $412 in 2004 and $5,067 in 2003	20,740	21,334	18,174	18,608	23,233
Total operating expenses	125,072	128,029	111,799	109,194	105,431
Loss from operations	(74,954)	(55,231)	(36,119)	(47,454)	(62,593)
Interest and other income, net	3,721	801	(77)	282	1,471
Loss before noncontrolling interest in Symphony Icon, Inc.	(71,233)	(54,430)	(36,196)	(47,172)	(61,122)
Loss attributable to noncontrolling interest in Symphony Icon, Inc.	12,439	—	—	—	—
Loss before taxes and cumulative effect of a change in accounting principle	(58,794)	(54,430)	(36,196)	(47,172)	(61,122)
Income tax provision	—	119	(119)	—	―
Loss before cumulative effect of a change in accounting principle	(58,794)	(54,311)	(36,315)	(47,172)	(61,122)
Cumulative effect of a change in accounting principle (1)	—	—	—	—	(3,076)
Net loss	$(58,794)	$(54,311)	$(36,315)	$(47,172)	$(64,198)
Net loss per common share basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.59)	$(0.81)	$(0.57)	$(0.74)	$(1.08)
Cumulative effect of a change in accounting principle	—	—	—	—	(0.05)
Net loss per common share, basic and diluted	$(0.59)	$(0.81)	$(0.57)	$(0.74)	$(1.13)
Shares used in computing net loss per common share, basic and diluted	99,798	66,876	63,962	63,327	56,820

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:	(in thousands)
Cash, cash equivalents and investments, including restricted cash and investments of $430 in 2007, $430 in 2006, $430 in 2005, $430 in 2004 and $57,514 in 2003	$222,109	$79,999	$99,695	$87,558	$161,001
Short-term investments held by Symphony Icon, Inc.	36,666	—	—	—	—
Working capital	229,303	39,586	48,584	60,038	139,739
Total assets	369,296	190,266	218,714	211,980	284,199
Long-term debt, net of current portion	30,493	31,372	32,189	32,940	56,344
Accumulated deficit	(410,535)	(351,741)	(297,430)	(261,115)	(213,943)
Stockholders’ equity	256,300	85,501	85,802	121,594	166,216

(1) Upon adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51,” or FIN 46, we consolidated the assets of the variable interest entity, which were comprised of property and improvements funded under a synthetic lease.  These assets had a carrying value of $54.8 million, net of accumulated depreciation of $3.1 million on December 31, 2003.  We also consolidated the variable interest entity’s debt of $52.3 million and noncontrolling interests of $2.5 million, which amounts are included in long-term debt and other long-term liabilities, respectively.  Additionally, we recorded a cumulative effect of a change in accounting principle equal to the accumulated depreciation of $3.1 million for the period from the date the buildings were placed in service under the synthetic lease through December 31, 2003. In April 2004, we purchased the facilities subject to the synthetic lease, repaying the amounts funded under the synthetic lease with proceeds from a mortgage financing and cash.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease.  We use our proprietary gene knockout technology to knock out, or disrupt, the function of genes in mice and then employ an integrated platform of advanced medical technologies to systematically discover the physiological and behavioral functions of the genes we have knocked out and assess the utility of the proteins encoded by the corresponding human genes as potential drug targets.  For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential small molecule, antibody and protein drugs.  We have advanced four drug candidates into human clinical trials, with one additional drug candidate in preclinical development and compounds from a number of additional programs in various stages of preclinical research.  We believe that our systematic, target biology-driven approach to drug discovery will enable us to substantially expand our clinical pipeline, and we are engaged in efforts that we refer to as our 10TO10 program with the goal of advancing ten drug candidates into human clinical trials by the end of 2010.

We are working both independently and through strategic collaborations and alliances to capitalize on our technology and drug target discoveries and to develop and commercialize drug candidates emerging from our drug discovery and development programs.  We have established alliances with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field; with Genentech, Inc. for the discovery of therapeutic proteins and antibody targets and the development of antibody and protein drugs based on those targets; and with N.V. Organon for the discovery of another group of therapeutic proteins and antibody targets and the development and commercialization of antibody and protein drugs based on those targets.  In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies, research institutes and academic institutions under which we receive fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries for use in the other organization’s own drug discovery efforts.  Finally, we have established a product development financing collaboration with Symphony Icon, Inc. under which we have licensed to Symphony Icon our intellectual property rights to our drug candidates LX6171, LX1031 and LX1032, subject to our exclusive option to reacquire all rights to those drug candidates. We are consolidating the financial condition and results of operations of Symphony Icon in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46, as described under the heading “Critical Accounting Policies.”

We derive substantially all of our revenues from drug discovery and development alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, academic, non-profit and government arrangements, and technology licenses.  To date, we have generated a substantial portion of our revenues from a limited number of sources.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in establishing collaborations, alliances and technology licenses, expirations of our collaborations and alliances, the success rate of our discovery and development efforts leading to opportunities for new collaborations, alliances and licenses, as well as milestone payments and royalties, the timing and willingness of collaborators to commercialize products which may result in royalties, and general and industry-specific economic conditions which may affect research and development expenditures.  Our future revenues from collaborations, alliances and academic, non-profit and government arrangements are uncertain because our existing agreements have fixed terms or relate to specific projects of limited duration. Our future revenues from technology licenses are uncertain because they depend, in large part, on securing new agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators, granting agencies and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of December 31, 2007, we had an accumulated deficit of $410.5 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and development programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities.  In connection with the expansion of our drug discovery and development programs and our ongoing target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.  Payments received in advance under these arrangements are recorded as deferred revenue until earned.

Upfront fees under our drug discovery and development alliances are recognized as revenue on a straight-line basis over the estimated period of service, generally the contractual research term, as this period is our best estimate of the period over which the services will be rendered, to the extent they are non-refundable.  We have determined that the level of effort we perform to meet our obligations is fairly constant throughout the estimated periods of service.  As a result, we have determined that it is appropriate to recognize revenue from such agreements on a straight-line basis, as we believe this reflects how the research is provided during the initial period of the agreement.  When it becomes probable that a collaborator will extend the research period, we adjust the revenue recognition method as necessary based on the level of effort required under the agreement for the extension period.

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

Revenues recognized from multiple element contracts are allocated to each element of the arrangement based on the relative fair value of the elements.  An element of a contract can be accounted for separately if the delivered elements have standalone value to the collaborator and the fair value of any undelivered elements is determinable through objective and reliable evidence.  If an element is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, all elements of the arrangement are recognized as revenue over the period of performance for such undelivered items or services.

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

We are presently conducting a Phase 2 clinical trial of our most advanced drug candidate, LX6171, an orally-delivered small molecule compound that we are developing as a potential treatment for cognitive impairment associated with disorders such as Alzheimer’s disease, schizophrenia and vascular dementia.  We are conducting Phase 1 clinical trials of three other drug candidates: LX1031, an orally-delivered small molecule compound that we are developing as a potential treatment for gastrointestinal disorders such as irritable bowel syndrome; LX1032, an orally-delivered small molecule compound that we are developing as a potential treatment for the symptoms associated with carcinoid syndrome; and LX2931, an orally-delivered small molecule compound that we are developing as a potential treatment for autoimmune diseases such as rheumatoid arthritis.  We have advanced one other drug candidate into preclinical development in preparation for regulatory filings for the commencement of clinical trials: LX4211, an orally-delivered small molecule compound that we are developing as a potential treatment for Type 2 diabetes.  We have small molecule and antibody compounds from a number of additional drug discovery programs in various stages of preclinical research.  The drug development process takes many years to complete.  The cost and length of time varies due to many factors, including the type, complexity and intended use of the drug candidate.  We estimate that drug development activities are typically completed over the following periods:

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

We record accrued liabilities related to unbilled expenses for which service providers have not yet billed us related to products or services that we have received, specifically related to ongoing preclinical studies and clinical trials. These costs primarily relate to third-party clinical management costs, laboratory and analysis costs, toxicology studies and investigator grants. We have multiple drugs in concurrent preclinical studies and clinical trials at several clinical sites throughout the world. In order to ensure that we have adequately provided for ongoing preclinical and clinical development costs during the period in which we incur such costs, we maintain an accrual to cover these expenses. We update our estimate for this accrual on a monthly basis. The assessment of these costs is a subjective process that requires judgment. Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements.

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

Consolidation of Variable Interest Entity

We consolidate the financial condition and results of operations of Symphony Icon in accordance with FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” or FIN 46R.  While Symphony Icon is defined under FIN46R to be a variable interest entity for which we are the primary beneficiary, Symphony Icon is wholly-owned by the noncontrolling interest holders.  Therefore, we reduce the amount of our reported net loss in our consolidated statements of operations by the loss attributed to the noncontrolling interest and we also reduce the noncontrolling interest holders’ ownership interest in the consolidated balance sheets by Symphony Icon’s losses.

Stock-based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123 (Revised), “Share-Based Payment,” or SFAS No. 123(R).  This statement requires companies to recognize compensation expense in the statements of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  We adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date.  Additionally, for any unvested awards outstanding at the adoption date, we recognize compensation expense over the remaining vesting period.  Stock-based compensation expense is recognized on a straight-line basis.  We had stock-based compensation expense under SFAS No. 123(R) of $7.9 million for the year ended December 31, 2007, or $0.08 per share.  Stock-based compensation expense under SFAS No. 123(R) has no impact on cash flows from operating activities or financing activities.  As of December 31, 2007, stock-based compensation cost for all outstanding unvested options was $10.1 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

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

We record expense for options issued to non-employee consultants at fair value and re-measure the fair value at each reporting date.  We reversed stock-based compensation expense of $21,000 during the year ended December 31, 2005, which was primarily related to option grants made prior to our April 2000 initial public offering.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), we segregated our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in our stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2007, 2006 and 2005, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Estimated Forfeitures	Dividend Rate
December 31, 2007:
Employees	66%	4.5%	6	21%	0%
Officers and non-employee directors	67%	4.6%	9	4%	0%
December 31, 2006:
Employees	69%	4.6%	7	18%	0%
Officers and non-employee directors	69%	4.7%	9	3%	0%
December 31, 2005:
Employees, officers and non-employee directors	72%	4.2%	7	3%	0%

Goodwill Impairment

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2007.

Recent Accounting Pronouncements

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” or FIN 48.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on our consolidated financial position, results of operations or cash flows as a result of adopting FIN 48.  As of January 1, 2007 and December 31, 2007, we did not have any unrecognized tax benefits.

 We are primarily subject to U.S. federal and New Jersey and Texas state income taxes. The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  Our policy is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2007, we had no accruals for interest or penalties related to income tax matters.

At December 31, 2007, we had both federal and state net operating loss carryforwards of approximately $334.4 million and $94.5 million, respectively.  The federal and state net operating loss carryforwards begin to expire in 2011.  We have research and development credit carryforwards of approximately $21.3 million expiring beginning in 2011. Utilization of the net operating loss and research and development credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  We are currently conducting a Section 382 study and, until that study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. We have established a full valuation allowance for our net operating loss and research and development credit carryforwards.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We will adopt SFAS No. 159 on January 1, 2008, and we do not anticipate adoption to materially impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations,” or SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect to adopt this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations.

Results of Operations – Comparison of Years Ended December 31, 2007, 2006 and 2005

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2007		2006		2005
Total revenues	$50.1		$72.8		$75.7
Dollar decrease	$(22.7)		$(2.9)
Percentage decrease	(31%	)	(4%	)

Years Ended December 31, 2007 and 2006

•
Collaborative research – Revenue from collaborative research decreased 30% in 2007 to $48.1 million, primarily due to decreased revenue under our alliance with Bristol-Myers Squibb resulting from the conclusion of the revenue recognition period for the upfront payment we received under the alliance.  Additionally, the prior year included the achievement of a performance milestone under our Takeda alliance.

•
Subscription and license fees – Revenue from subscriptions and license fees decreased 54% in 2007 to $2.0 million primarily due to lower royalties received under a technology license agreement with Deltagen.

Years Ended December 31, 2006 and 2005

•
Collaborative research – Revenue from collaborative research decreased 2% in 2006 to $68.4 million, primarily as a result of the achievement of two performance milestone payments under our Genentech alliance in 2005.  This decrease was offset in part by a milestone achieved under our Takeda alliance, as well as increased revenues from our contract with The National Institutes of Health, our award from the Texas Enterprise Fund and our alliance with Organon.

•	Subscription and license fees – Revenue from subscriptions and license fees decreased 28% in 2006 to $4.4 million primarily due to lower technology license fees from Deltagen.

In 2007, Organon, Bristol-Myers Squibb and the Texas Enterprise Fund represented 27%, 23% and 22% of revenues, respectively.  In 2006, Bristol-Myers Squibb, Organon and Takeda represented 35%, 21% and 12% of revenues, respectively.  In 2005, Bristol-Myers Squibb, Genentech and Organon represented 34%, 30% and 16% of revenues, respectively.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2007		2006	2005
Total research and development expense	$104.3		$106.7	$93.6
Dollar increase (decrease)	$(2.4)		$13.1
Percentage increase (decrease)	(2%	)	14%

Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.

Years Ended December 31, 2007 and 2006

•
Personnel – Personnel costs decreased 13% to $44.4 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007 as a result of our strategic realignment reallocating resources from genetics research efforts to drug development, offset in part by severance payments resulting from such reduction in personnel.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 5% to $20.1 million, primarily due to a decrease in depreciation expense.

•	Laboratory supplies – Laboratory supplies expense decreased 23% to $11.4 million, primarily due to a reduction in our personnel in January 2007.

•
Third-party and other services – Third-party and other services increased 87% to $18.4 million, primarily due to an increase in external preclinical and clinical research and development costs.  Third-party and other services include third-party research, technology licenses, legal and patent fees and subscriptions to third-party databases.

•	Stock-based compensation – Stock-based compensation expense increased 17% to $5.1 million.

•	Other – Other costs decreased by 7% to $4.8 million.

Years Ended December 31, 2006 and 2005

•
Personnel – Personnel costs increased 11% in 2006 to $51.3 million, primarily due to increased personnel for the expansion of our drug discovery programs and to support the research performed in connection with our award from the Texas Enterprise Fund, merit-based pay increases and increased medical claims costs for employees.

•	Facilities and equipment – Facilities and equipment costs increased 1% in 2006 to $21.2 million.

•	Laboratory supplies – Laboratory supplies expense increased 9% in 2006 to $14.8 million, primarily due to research performed in connection with our award from the Texas Enterprise Fund.

•	Third-party and other services – Third-party and other services increased 36% in 2006 to $9.9 million, primarily due an increase in external preclinical and clinical research and development costs.

•	Stock-based compensation – Stock-based compensation expense increased $4.4 million, as a result of our adoption of SFAS No. 123(R), “Share Based Payment,” on January 1, 2006.

•	Other – Other costs decreased 8% in 2006 to $5.1 million.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2007		2006	2005
Total general and administrative expense	$20.7		$21.3	$18.2
Dollar increase (decrease)	$(0.6)		$3.1
Percentage increase (decrease)	(3%	)	17%

General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.

Years Ended December 31, 2007 and 2006

•
Personnel – Personnel costs decreased 10% to $10.6 million, primarily due to lower salary and benefit costs as a result of a reduction in our personnel in January 2007, offset in part by severance payments resulting from such reduction in personnel.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 18% to $2.5 million, primarily due to a decrease in depreciation expense.

•	Professional fees – Professional fees increased 55% to $2.5 million, primarily due to increased professional, consulting and litigation costs.

•	Stock-based compensation – Stock-based compensation expense increased 5% to $2.8 million.

•	Other – Other costs increased 3% to $2.3 million.

Years Ended December 31, 2006 and 2005

•	Personnel – Personnel costs increased 9% in 2006 to $11.8 million, primarily due to merit-based pay increases and increased medical claims costs for employees.

•	Facilities and equipment – Facilities and equipment costs were $3.1 million in 2006, consistent with the prior year.

•	Professional fees – Professional fees decreased 15% in 2006 to $1.6 million primarily due to decreased consulting costs.

•	Stock-based compensation – Stock-based compensation expense increased $2.6 million as a result of our adoption of SFAS No. 123(R), “Share Based Payment,” on January 1, 2006.

•	Other – Other costs decreased 7% to $2.2 million.

Interest Income, Interest Expense and Other Income (Expense), Net

Interest Income. Interest income increased 99% in 2007 to $7.3 million from $3.7 million in 2006 due primarily to higher average cash balances.  Interest income increased 38% in 2006 from $2.6 million in 2005, primarily due to higher interest rates.

Interest Expense.  Interest expense decreased 15% in 2007 to $2.8 million from $3.3 million in 2006 and 2005.

Other Income (Expense), Net.  Other expense, net was $0.8 million in 2007 compared to other income, net of $0.4 million in 2006.  The change was primarily due to the amortization of the asset related to the option to purchase the equity of Symphony Icon.  We have recorded the value of the purchase option as an asset, and we are amortizing this asset over the four-year option period (see Note 9, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).  Other income, net decreased 28% in 2006 from $0.6 million in 2005.

Noncontrolling Interest in Symphony Icon, Inc.

For the years ended December 31, 2007, 2006 and 2005, the losses attributed to the noncontrolling interest holders of Symphony Icon were $12.4 million, none and none, respectively.

Net Loss and Net Loss per Common Share

Net Loss and Net Loss per Common Share.  Net loss increased to $58.8 million in 2007 from $54.3 million in 2006 and increased from $36.3 million in 2005.  Net loss per common share decreased to $0.59 in 2007 from $0.81 in 2006 and increased from $0.57 in 2005.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription, and license agreements, government grants and contracts, and financing obtained under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through December 31, 2007, we had received net proceeds of $550.0 million from issuances of common and preferred stock, including $203.2 million from the initial public offering of our common stock in April 2000, $50.1 million from our July 2003 common stock offering, $37.5 million from our October 2006 common stock offering and $198.0 million from our August 2007 sale of common stock to Invus, L.P.  In addition, from our inception through December 31, 2007, we received $423.7 million in cash payments from drug discovery and development alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents and government grants and contracts, of which $391.7 million had been recognized as revenues through December 31, 2007.

As of December 31, 2007, we had $222.1 million in cash, cash equivalents and short-term investments, including $78.0 million of auction rate securities as discussed below in Disclosure about Market Risk, and $36.7 million in investments held by Symphony Icon.  We had $80.0 million in cash, cash equivalents and short-term investments as of December 31, 2006.  We used cash of $74.3 million in operations in 2007.  This consisted primarily of the net loss for the year of $58.8 million, a $23.8 million decrease in deferred revenue and a $12.4 million loss attributable to noncontrolling interest, partially offset by non-cash charges of $9.3 million related to depreciation expense, $7.9 million related to stock-based compensation expense, a net decrease in other operating assets net of liabilities of $2.4 million and $1.2 million related to the non-cash amortization of the Symphony Icon purchase option.  Investing activities used cash of $188.0 million in the year ended December 31, 2007, primarily due to the purchases of short-term investments of $260.7 million, purchases of investments held by Symphony Icon of $45.0 million and purchases of property and equipment of $1.9 million, partially offset by maturities of short-term investments of $111.4 million and maturities of investments held by Symphony Icon of $8.3 million.  Financing activities provided cash of $255.0 million in the year ended December 31, 2007, due primarily to $198.0 million in proceeds from the issuance of common stock to Invus, L.P., net of fees, $42.7 million in proceeds from the purchase of noncontrolling interest by preferred shareholders of Symphony Icon and $14.2 million in proceeds from the issuance of common stock to Symphony Icon Holdings LLC, net of fees, as well as proceeds of $0.9 million from stock option exercises.  This was partially offset by $0.8 million in principal repayments on our mortgage loan.

In June 2007, we entered into a securities purchase agreement with Invus, L.P, pursuant to which Invus purchased 50,824,986 shares of our common stock for approximately $205.4 million in August 2007.  This purchase resulted in Invus’ ownership of 40% of the post-transaction outstanding shares of our common stock.  Pursuant to the securities purchase agreement, Invus, at its option, also has the right to require us to initiate up to two pro rata rights offerings to our stockholders, which would provide all stockholders with non-transferable rights to acquire shares of our common stock, in an aggregate amount of up to $344.5 million, less the proceeds of any “qualified offerings” that we may complete in the interim involving the sale of our common stock at prices above $4.50 per share.  Invus may exercise its right to require us to conduct the first rights offering by giving us notice within a period of 90 days beginning on November 28, 2009 (which we refer to as the first rights offering trigger date), although we and Invus may agree to change the first rights offering trigger date to as early as August 28, 2009 with the approval of the members of our board of directors who are not affiliated with Invus.  Invus may exercise its right to require us to conduct the second rights offering by giving us notice within a period of 90 days beginning on the date that is 12 months after Invus’ exercise of its right to require us to conduct the first rights offering or, if Invus does not exercise its right to require us to conduct the first rights offering, within a period of 90 days beginning on the first anniversary of the first rights offering trigger date.  The initial investment and subsequent rights offerings, combined with any qualified offerings, were designed to achieve up to $550 million in proceeds to us.  Invus would participate in each rights offering for up to its pro rata portion of the offering, and would commit to purchase the entire portion of the offering not subscribed for by other stockholders.

In connection with the securities purchase agreement, we entered into a stockholders’ agreement with Invus under which Invus (a) has specified rights with respect to designation of directors and participation in future equity issuances by us, (b) is subject to certain standstill restrictions, as well as restrictions on transfer and the voting of the shares of common stock held by it and its affiliates, and (c), as long as Invus holds at least 15% of the total number of outstanding shares of our common stock, is entitled to certain minority protections.

In June 2007, we entered into a series of related agreements providing for the financing of the clinical development of LX6171, LX1031 and LX1032, along with any other pharmaceutical compositions modulating the same targets as those drug candidates.  Under the financing arrangement, we licensed to Symphony Icon, a wholly-owned subsidiary of Symphony Icon Holdings LLC, our intellectual property rights related to the programs and Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs.  We also entered into a share purchase agreement with Holdings under which we issued and sold to Holdings 7,650,622 shares of our common stock in exchange for $15 million and an exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs.  The purchase option is exercisable by us at any time, in our sole discretion, beginning on June 15, 2008 and ending on June 15, 2011 (subject to an earlier exercise right in limited circumstances) at an exercise price of (a) $72 million, if the purchase option is exercised on or after June 15, 2008 and before June 15, 2009, (b) $81 million, if the purchase option is exercised on or after the June 15, 2009 and before June 15, 2010 and (c) $90 million, if the purchase option is exercised on or after June 15, 2010 and before June 15, 2011.  The purchase option exercise price may be paid in cash or a combination of cash and common stock, at our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price.

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

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2007:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$31.4	$0.9	$2.0	$2.4	$26.1
Interest payment obligations	14.9	2.6	4.9	4.6	2.8
Operating leases	13.8	2.4	5.0	5.1	1.3
Total	$60.1	$5.9	$11.9	$12.1	$30.2

Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain alliance, collaboration and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to devote substantial capital resources to continue our research and development efforts, to expand our support and product development activities, and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from drug discovery and development alliances, target validation collaborations, government grants and contracts, and technology licenses will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We maintain a short-term investment portfolio which consists of U.S. government agency debt obligations, investment grade commercial paper, corporate debt securities and certificates of deposit that mature three to 12 months from the time of purchase and auction rate securities that mature greater than 12 months from the time of purchase, which we believe are subject to limited market and credit risk, other than as discussed below.  We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

As of December 31, 2007, $78.0 million of our short-term investments were invested in municipal note investments with an auction reset feature, known as auction rate securities.  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities.  While all of the auctions involving all of the securities were successful during January 2008, auctions for $34.7 million of these securities were not successful during February 2008, resulting in our continuing to hold these securities and the issuers paying interest at higher reset rates.  Through February 29, 2008, we had reduced our total investments in auction rate securities to $71.4 million from sales at successful auctions and maturities.  We have received notices for redemption of $4.6 million of auction rate securities for March 2008.

Based on the current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term.  Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments.  If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge.  Excluding auction rate securities, at February 29, 2008, we had approximately $168.6 million in cash and cash equivalents and short-term investments, including $34.2 million in investments held by Symphony Icon.  We believe that the working capital available to us other than that held in auction rate securities will be sufficient to meet our cash requirements for at least the next 12 months.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on such assessment using those criteria, management believes that, as of December 31, 2007, our internal control over financial reporting is effective.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

Item 9B.  Other Information

None.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2007 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.      Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2007. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the caption “Stock Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2007 and (b) the information appearing under Item 5 in Part II of this report.

Item 13.             Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2007.

Item 14.              Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2007.

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

               3.   Exhibits

Exhibit No.		Description
3.1	—	Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).
*3.2	—	First Certificate of Amendment to Restated Certificate of Incorporation
*3.3	—	Second Certificate of Amendment to Restated Certificate of Incorporation
3.4	—	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 24, 2007 and incorporated by reference herein).
4.1	—	Securities Purchase Agreement, dated June 17, 2007, with Invus, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2007 and incorporated by reference herein).
4.2	—	Registration Rights Agreement, dated June 17, 2007, with Invus, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 17, 2007 and incorporated by reference herein).
4.3	—	Stockholders’ Agreement, dated June 17, 2007, with Invus, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 17, 2007 and incorporated by reference herein).
10.1	—
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

10.9	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein).
10.10	—	Summary of 2008 Named Executive Officer Cash Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 7, 2008 and incorporated by reference herein).
10.11	—	2000 Equity Incentive Plan (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated by reference herein).
10.12	—	2000 Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein).
10.13	—	Coelacanth Corporation 1999 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-66380) and incorporated by reference herein).
10.14	—
Form of Stock Option Agreement with Officers under the 2000 Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 7, 2008 and incorporated by reference herein).

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

†10.20	—
Second Amended and Restated Collaboration and License Agreement, dated November 30, 2005, with Genentech, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein).

10.21	—
Economic Development Agreement dated July 15, 2005, with the State of Texas and the Texas A&M University System (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein).

†10.22	—
Collaboration and License Agreement, dated July 15, 2005, with the Texas A&M University System and the Texas Institute for Genomic Medicine (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein).

†10.23
Novated and Restated Technology License Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated by reference herein).

†10.24
Amended and Restated Research and Development Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated by reference herein).

†10.25
Purchase Option Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated by reference herein).

†10.26
Research Cost Sharing, Payment and Extension Agreement, dated June 15, 2007, with Symphony Icon Holdings LLC and Symphony Icon, Inc. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 and incorporated by reference herein).

10.27	—
Loan and Security Agreement, dated April 21, 2004, between Lex-Gen Woodlands, L.P. and iStar Financial Inc. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated by reference herein).

10.28	—
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
_____________________
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

Lexicon Pharmaceuticals, Inc.

Date: March 10, 2008	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: March 10, 2008	By:	/s/ Julia P. Gregory
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

Signature	Title	Date

/s/ Arthur T. Sands	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2008
Arthur T. Sands, M.D., Ph.D.

/s/ Julia P. Gregory	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008
Julia P. Gregory

/s/ Samuel L. Barker	Chairman of the Board of Directors	March 10, 2008
Samuel L. Barker, Ph.D.

/s/ Philippe J. Amouyal	Director	March 10, 2008
Philippe J. Amouyal

/s/ Raymond Debbane	Director	March 10, 2008
Raymond Debbane

/s/ Robert J. Lefkowitz	Director	March 10, 2008
Robert J. Lefkowitz, M.D.

/s/ Alan S. Nies	Director	March 10, 2008
Alan S. Nies, M.D.

/s/ Frank P. Palantoni	Director	March 10, 2008
Frank P. Palantoni

/s/ Christopher J. Sobecki	Director	March 10, 2008
Christopher J. Sobecki

/s/ Judith L. Swain	Director	March 10, 2008
Judith L. Swain, M.D.

/s/ Kathleen M. Wiltsey	Director	March 10, 2008
Kathleen M. Wiltsey

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexicon Pharmaceuticals, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 Lexicon Pharmaceuticals, Inc. and subsidiaries changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Standards No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 6, 2008

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited Lexicon Pharmaceuticals, Inc.’s  internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lexicon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lexicon Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexicon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 6, 2008

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$22,938	$30,226
Short-term investments, including restricted investments of $430	199,171	49,773
Short-term investments held by Symphony Icon, Inc.	36,666	—
Accounts receivable, net of allowances of $35	1,763	1,186
Prepaid expenses and other current assets	4,112	4,367
Total current assets	264,650	85,552
Property and equipment, net of accumulated depreciation and amortization of $65,004 and $56,905, respectively	70,829	78,192
Goodwill	25,798	25,798
Other assets	8,019	724
Total assets	$369,296	$190,266

Liabilities, Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,344	$6,513
Accrued liabilities	9,093	7,325
Current portion of deferred revenue	18,030	31,312
Current portion of long-term debt	880	816
Total current liabilities	35,347	45,966
Deferred revenue, net of current portion	16,126	26,688
Long-term debt	30,493	31,372
Other long-term liabilities	759	739
Total liabilities	82,725	104,765
Noncontrolling interest in Symphony Icon, Inc.	30,271	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000 and 120,000 shares authorized, respectively; 136,795 and 77,804 shares issued and outstanding, respectively	137	78
Additional paid-in capital	666,702	437,180
Accumulated deficit	(410,535)	(351,741)
Accumulated other comprehensive loss	(4)	(16)
Total stockholders’ equity	256,300	85,501
Total liabilities and stockholders’ equity	$369,296	$190,266

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Collaborative research	$48,080	$68,373	$69,567
Subscription and license fees	2,038	4,425	6,113
Total revenues	50,118	72,798	75,680
Operating expenses:
Research and development, including stock-based compensation of $5,150, $4,394 and $(21), respectively	104,332	106,695	93,625
General and administrative, including stock-based compensation of $2,776, $2,636 and $0, respectively	20,740	21,334	18,174
Total operating expenses	125,072	128,029	111,799
Loss from operations	(74,954)	(55,231)	(36,119)
Interest income	7,286	3,653	2,645
Interest expense	(2,771)	(3,253)	(3,280)
Other (expense) income, net	(794)	401	558
Loss before noncontrolling interest in Symphony Icon, Inc.	(71,233)	(54,430)	(36,196)
Loss attributable to noncontrolling interest in Symphony Icon, Inc.	12,439	—	—
Loss before taxes	(58,794)	(54,430)	(36,196)
Income tax provision	—	119	(119)
Net loss	$(58,794)	$(54,311)	$(36,315)

Net loss per common share, basic and diluted	$(0.59)	$(0.81)	$(0.57)

Shares used in computing net loss per common share, basic and diluted	99,798	66,876	63,962

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at December 31, 2004	63,491	$63	$382,666	$(20)	$(261,115)	$—	$121,594
Deferred stock compensation, net of reversals	—	—	(39)	39	—	—	—
Amortization of deferred stock compensation	—	—	—	(21)	—	—	(21)
Exercise of common stock options	1,063	1	595	—	—	—	596
Net loss	—	—	—	—	(36,315)	—	(36,315)
Unrealized loss on investments	—	—	—	—	—	(52)	(52)
Comprehensive loss							(36,367)
Balance at December 31, 2005	64,554	64	383,222	(2)	(297,430)	(52)	85,802
Stock-based compensation	—	—	7,030	2	—	—	7,032
Direct placement of common stock, net of offering costs	11,582	12	41,084	—	—	—	41,096
Common stock issued for note repayment	1,512	2	5,489	—	—	—	5,491
Exercise of common stock options	156	—	355	—	—	—	355
Net loss	—	—	—	—	(54,311)	—	(54,311)
Unrealized gain on investments	—	—	—	—	—	36	36
Comprehensive loss							(54,275)
Balance at December 31, 2006	77,804	78	437,180	—	(351,741)	(16)	85,501
Stock-based compensation	—	—	7,926	—	—	—	7,926
Issuance of common stock to Invus, L.P., net of fees	50,825	51	197,911	—	—	—	197,962
Issuance of common stock to Symphony Holdings, LLC, net of fees	7,651	8	22,793	—	—	—	22,801
Issuance of common stock	516	—	892	—	—	—	892
Net loss	—	—	—	—	(58,794)	—	(58,794)
Unrealized gain on investments	—	—	—	—	—	12	12
Comprehensive loss							(58,782)
Balance at December 31, 2007	136,796	$137	$666,702	$—	$(410,535)	$(4)	$256,300

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(58,794)	$(54,311)	$(36,315)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,262	10,561	10,456
Amortization of intangible assets, other than goodwill	—	640	1,200
Amortization of Symphony Icon purchase option	1,160	—	—
Loss attributable to noncontrolling interest	(12,439)	—	—
Stock-based compensation	7,926	7,030	(21)
Loss on disposal of property and equipment	—	35	10
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(577)	1,423	3,789
(Increase) decrease in prepaid expenses and other current assets	255	(623)	1,049
Decrease in other assets	109	240	57
Increase (decrease) in accounts payable and other liabilities	2,619	1,678	(773)
Increase (decrease) in deferred revenue	(23,844)	(23,582)	43,990
Net cash provided by (used in) operating activities	(74,323)	(56,909)	23,442
Cash flows from investing activities:
Purchases of property and equipment	(1,900)	(3,579)	(11,281)
Proceeds from disposal of property and equipment	1	56	123
Purchases of investments held by Symphony Icon, Inc.	(44,991)	—	—
Maturities of investments held by Symphony Icon, Inc.	8,325	—	—
Purchase of short-term investments	(260,739)	(67,688)	(175,235)
Sale of short-term investments	111,353	95,676	170,404
Net cash provided by (used in) investing activities	(187,951)	24,465	(15,989)
Cash flows from financing activities:
Proceeds from issuance of common stock to Invus, L.P., net of fees	197,962	—	—
Proceeds from issuance of common stock to Symphony Holdings, LLC, net of fees	14,237	—	—
Proceeds from issuance of common stock	892	41,451	596
Repayment of debt borrowings	(815)	(751)	(691)
Proceeds from purchase of noncontrolling interest by preferred shareholders of Symphony Icon, Inc.	42,710	—	—
Net cash provided by (used in) financing activities	254,986	40,700	(95)
Net increase (decrease) in cash and cash equivalents	(7,288)	8,256	7,358
Cash and cash equivalents at beginning of year	30,226	21,970	14,612
Cash and cash equivalents at end of year	$22,938	$30,226	$21,970

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,665	$2,725	$2,783

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for purchase option in conjunction with Symphony Icon financing	$8,564	$—	$—
Unrealized gain (loss) on investments	$12	$36	$(52)
Deferred stock compensation, net of reversals	$—	$2	$39
Retirement of property and equipment	$1,164	$1,673	$4,554
Issuance of common stock to repay note and accrued interest	$—	$5,491	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

1.     Organization and Operations

Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to discover the functions and pharmaceutical utility of genes and use those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease.

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

2.     Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries, as well as one variable interest entity, Symphony Icon, Inc. (“Symphony Icon”), for which the Company is the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  Intercompany transactions and balances are eliminated in consolidation.

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

Restricted Cash and Investments:  Lexicon is required to maintain restricted cash or investments to collateralize standby letters of credit for the lease on its office and laboratory facilities in Hopewell, New Jersey (see Note 10).  As of December 31, 2007 and 2006, restricted cash and investments were $0.4 million.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Concentration of Credit Risk: Lexicon’s cash equivalents, short-term investments and accounts receivable represent potential concentrations of credit risk. The Company minimizes potential concentrations of risk in cash equivalents and short-term investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in the United States, Europe and Japan.  The Company has not experienced any significant credit losses to date.  In 2007, customers in the United States, Europe and Japan represented 66%, 29% and 5% of revenue, respectively.  In 2006, customers in the United States, Europe and Japan represented 66%, 21% and 13% of revenue, respectively.  In 2005, customers in the United States, Europe and Japan represented 78%, 16% and 6% of revenue, respectively. At December 31, 2007, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery of the functions and pharmaceutical utility of genes and the use of those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, government grants and contracts and compound library sales.  In 2007, N.V. Organon, Bristol-Myers Squibb Company and the Texas Enterprise Fund represented 27%, 23% and 22% of revenues, respectively.   In 2006, Bristol-Myers Squibb, Organon and Takeda Pharmaceutical Company Limited represented 35%, 21% and 12% of revenues, respectively.  In 2005, Bristol-Myers Squibb, Genentech, Inc. and Organon represented 34%, 30% and 16% of revenues, respectively.

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

Impairment of Long-Lived Assets:  Under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Goodwill Impairment:  Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2007, 2006 or 2005.

Revenue Recognition: Revenues are recognized under Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.  Payments received in advance under these arrangements are recorded as deferred revenue until earned.  Revenues are earned from drug discovery alliances, target validation collaborations, database subscriptions, technology licenses, and government grants and contracts.

Upfront fees under drug discovery alliances are recognized as revenue on a straight-line basis over the estimated period of service, generally the contractual research term, as this period is Lexicon’s best estimate of the period over which the services will be rendered, to the extent they are non-refundable.  Lexicon has determined that the level of effort it performs to meet its obligations is fairly constant throughout the estimated periods of service.  As a result, Lexicon has determined that it is appropriate to recognize revenue from such agreements on a straight-line basis, as management believes this reflects how the research is provided during the initial period of the agreement.  When it becomes probable that a collaborator will extend the research period, Lexicon adjusts the revenue recognition method as necessary based on the level of effort required under the agreement for the extension period.

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

The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” An element of a contract can be accounted for separately if the delivered elements have standalone value to the collaborator and the fair value of any undelivered elements is determinable through objective and reliable evidence. If an element is considered to have standalone value but the fair value of any of the undelivered items cannot be determined, all elements of the arrangement are recognized as revenue over the period of performance for such undelivered items or services.

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

Stock-Based Compensation: On January 1, 2006, Lexicon adopted SFAS No. 123 (Revised), “Share-Based Payment” (“SFAS No. 123(R)”).  This statement requires companies to recognize compensation expense in the statement of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  The Company adopted this statement using the modified prospective transition method, which applies the compensation expense recognition provisions to new awards and to any awards modified, repurchased or canceled after the January 1, 2006 adoption date.  Additionally, for any unvested awards outstanding at the adoption date, the Company will recognize compensation expense over the remaining vesting period.  Stock-based compensation expense is recognized on a straight-line basis.  The adoption of SFAS No. 123(R) resulted in stock-based compensation expense of $7.9 million and $7.0 million for the years ended December 31, 2007 and 2006, respectively, or $0.08 and $0.11 per share, respectively.  There is no impact on cash flows from operating activities or financing activities.  As of December 31, 2007, stock-based compensation cost for all outstanding unvested options was $10.1 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Prior to the adoption of SFAS No. 123(R), Lexicon’s stock-based compensation plans were accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations” (“APB No. 25”).  Under the intrinsic value method described in APB No. 25, no compensation expense was recorded because the exercise price of the employee stock options equaled the market price of the underlying stock on the date of grant.

Lexicon records expenses for options issued to non-employee consultants at fair value and re-measures the fair value of unvested options at each reporting date.  Lexicon reversed stock-based compensation expense of $21,000 during the year ended December 31, 2005, which was primarily related to option grants made prior to Lexicon’s April 2000 initial public offering.  The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to all outstanding and unvested awards in each period:

Year Ended December 31, 2005
(in thousands)
Net loss, as reported	$(36,315)
Add: Stock-based compensation expense included in reported net loss	(21)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(11,496)
Pro forma net loss	$(47,832)

Net loss per common share, basic and diluted
As reported	$(0.57)
Pro forma	$(0.75)

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options granted subsequent to the adoption of SFAS No. 123(R), the Company segregated its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2007, 2006 and 2005, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Estimated Forfeitures	Dividend Rate
December 31, 2007:
Employees	66%	4.5	6	21%	0%
Officers and non-employee directors	67%	4.6	9	4%	0%
December 31, 2006:
Employees	69%	4.6%	7	18%	0%
Officers and non-employee directors	69%	4.7%	9	3%	0%
December 31, 2005:
Employees, officers and non-employee directors	72%	4.2%	7	3%	0%

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and warrants are not included because they are antidilutive.

Comprehensive Loss:  Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities.  Comprehensive loss is reflected in the consolidated statements of stockholders’ equity.  There were $12,000 of unrealized gains in the year ended December 31, 2007, $36,000 of unrealized gains in the year ended December 31, 2006 and $52,000 of unrealized losses in the year ended December 31, 2005.

3.     Recent Accounting Pronouncements

On January 1, 2007, Lexicon adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on the Company’s consolidated financial position, results of operations or cash flows as a result of adopting FIN 48.  As of January 1, 2007 and December 31, 2007, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of January 1, 2007 and December 31, 2007, the Company had no accruals for interest or penalties related to income tax matters.

At December 31, 2007, the Company had both federal and state net operating loss (“NOL”) carryforwards of approximately $334.4 million and $94.5 million, respectively.  The federal and state NOL carryforwards begin to expire in 2011.  The Company has research and development (“R&D”) credit carryforwards of approximately $21.3 million expiring beginning in 2011. Utilization of the NOL and R&D credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  The Company is currently conducting a Section 382 study and, until that study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. The Company has established a full valuation allowance for its NOL and R&D credit carryforwards.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The Company is currently evaluating the effect, if any, of this statement on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company will adopt SFAS No. 159 on January 1, 2008 and does not anticipate adoption to materially impact its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects to adopt this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, of this statement on its financial condition and results of operations.

4.     Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2007 and 2006 are as follows:

	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$22,950	$—	$(12)	$22,938

Securities maturing within one year:
Certificates of deposit	6,312	—	(3)	6,309
Corporate debt securities	41,162	12	(51)	41,123
Commercial papers	71,214	47	—	71,261
U.S. government agencies securities	2,500	3	—	2,503
Total securities maturing within one year	121,188	62	(54)	121,196
Securities maturing after ten years:
Auction rate securities	77,975	—	—	77,975
Total available-for-sale investments	$199,163	$62	$(54)	$199,171
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	36,666	—	—	36,666
Total short-term investments held by Symphony Icon, Inc.	$36,666	$—	$—	$36,666

Total cash and cash equivalents and investments	$258,779	$62	$(66)	$258,775

	As of December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$30,239	$—	$(13)	$30,226

Securities maturing within one year:
Certificates of deposit	6,193	1	(1)	6,193
Corporate debt securities	5,008	—	(3)	5,005
Total securities maturing within one year	11,201	1	(4)	11,198
Securities maturing after ten years:
Auction rate securities	38,575	—	—	38,575
Total available-for-sale investments	$49,776	$1	$(4)	$49,773

Total cash and cash equivalents and investments	$80,015	$1	$(17)	$79,999

There were no realized gains or losses for the years ended December 31, 2007, 2006 and 2005.

As of December 31, 2007, $78.0 million of Lexicon's short-term investments were invested in municipal note investments with an auction reset feature, known as auction rate securities.  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities.  While all of the auctions involving all of the securities were successful during January 2008, auctions for $34.7 million of these securities were not successful during February 2008, resulting in Lexicon continuing to hold these securities and the issuers paying interest at higher reset rates.  Through February 29, 2008, Lexicon had reduced its total investments in auction rate securities to $71.4 million from sales at successful auctions and maturities, and had received notices for redemption of $4.6 million of auction rate securities for March 2008.

Based on current market conditions, it is likely that auctions related to more of these securities will be unsuccessful in the near term.  Unsuccessful auctions will result in Lexicon holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments.  If the credit rating of the security issuers deteriorates, Lexicon may be required to adjust the carrying value of these investments through an impairment charge.  Excluding auction rate securities, at February 29, 2008, Lexicon had approximately $168.6 million in cash and cash equivalents and short-term investments, including $34.2 million in investments held by Symphony Icon.  Management believes that the working capital available to Lexicon other than that held in auction rate securities will be sufficient to meet its cash requirements for at least the next 12 months.

5.     Property and Equipment

Property and equipment at December 31, 2007 and 2006 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2007	2006
		(In thousands)
Computers and software	3-5	$12,166	$12,259
Furniture and fixtures	5-7	7,594	7,593
Laboratory equipment	3-7	39,427	38,642
Leasehold improvements	7-10	9,740	9,740
Buildings	15-40	63,342	63,299
Land	—	3,564	3,564
Total property and equipment		135,833	135,097
Less: Accumulated depreciation and amortization		(65,004)	(56,905)
Net property and equipment		$70,829	$78,192

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2007 and 2006 are as follows:

	As of December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$121,473	$93,601
Research and development tax credits	21,291	14,449
Stock-based compensation	7,855	6,880
Deferred revenue	13,478	15,505
Other	699	875
Total deferred tax assets	164,796	131,310
Deferred tax liabilities:
Property and equipment	(165)	(929)
Other	(394)	(380)
Total deferred tax liabilities	(559)	(1,309)
Less: valuation allowance	(164,237)	(130,001)
Net deferred tax assets	$—	$—

At December 31, 2007, Lexicon had both federal and state NOL carryforwards of approximately $334.4 million and $94.5 million, respectively.  The federal and state NOL carryforwards begin to expire in 2011.  The Company has R&D tax credit carryforwards of approximately $21.3 million expiring beginning in 2011.  Utilization of the NOL and R&D credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  The Company is currently conducting a Section 382 study and, until that study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Based on the federal tax law limits and the Company’s cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2007, the valuation allowance increased $34.2 million, primarily due to the Company’s current year net loss.  Lexicon recorded a $119,000 income tax provision representing alternative minimum tax payable based on estimated taxable income for the year ended December 31, 2005.  This amount was subsequently reversed in 2006.

7.     Goodwill and Other Intangible Assets

On July 12, 2001, Lexicon completed the acquisition of Coelacanth Corporation in a merger. Coelacanth, now Lexicon Pharmaceuticals (New Jersey), Inc., forms the core of the Company’s division responsible for small molecule compound discovery.  The results of Lexicon Pharmaceuticals (New Jersey), Inc. are included in the Company’s results of operations for the period subsequent to the acquisition.

Goodwill associated with the acquisition of $25.8 million, which represents the excess of the $36.0 million purchase price over the fair value of the underlying net identifiable assets, was assigned to the consolidated entity, Lexicon.  There was no change in the carrying amount of goodwill for the year ended December 31, 2007.  In accordance with SFAS No. 142, the goodwill balance is not subject to amortization, but is tested at least annually for impairment at the reporting unit level, which is the Company’s single operating segment.  The Company performed an impairment test of goodwill on its annual impairment assessment date.  This test did not result in an impairment of goodwill.

Other intangible assets represented Coelacanth’s technology platform, which consists of its proprietary ClickChem™ reactions, novel building blocks and compound sets, automated production systems, high-throughput ADMET (Absorption, Distribution, Metabolism, Excretion and Toxicity) capabilities, and its know-how and trade secrets.  The Company amortized other intangible assets on a straight-line basis over an estimated life of five years.

The amortization expense for the years ended December 31, 2006 and 2005 was $0.6 million and $1.2 million, respectively.  Other intangible assets are now fully amortized.

8.     Debt Obligations

Genentech Loan:  On December 31, 2002, Lexicon borrowed $4.0 million under an unsecured note agreement with Genentech, Inc.  The proceeds of the loan were to be used to fund research efforts under the alliance agreement with Genentech discussed in Note 15.  On November 30, 2005, the note agreement was amended to extend the maturity date of the loan by one year to December 31, 2006.  No other terms of the note agreement were changed.  The note permitted the Company to repay the note, at any time, at its option, in cash, in shares of common stock valued at the then-current market price, or in a combination of cash and shares, subject to certain limitations.  The note accrued interest at an annual rate of 8%, compounded quarterly.  On December 31, 2006, the Company repaid in full the principal and accrued interest outstanding under the note by issuing to Genentech 1,511,670 shares of common stock.

Mortgage Loan: In April 2004, Lexicon purchased its existing laboratory and office buildings and animal facilities in The Woodlands, Texas with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $63.3 million and $3.6 million, respectively, before accumulated depreciation.

The following table includes the aggregate future principal payments of the Company’s long-term debt as of December 31, 2007:

For the Year Ending December 31
(In thousands)
2008	$880
2009	963
2010	1,047
2011	1,138
2012	1,230
Thereafter	26,115
31,373
Less current portion	(880)
Total long-term debt	$30,493

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

Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company has received from Holdings an exclusive purchase option (the “Purchase Option”) that gives the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs.  The Purchase Option is exercisable by the Company at any time, in its sole discretion, beginning on June 15, 2008 and ending on June 15, 2011 (subject to an earlier exercise right in limited circumstances) at an exercise price of (i) $72 million, if the Purchase Option is exercised on or after June 15, 2008 and before June 15, 2009, (ii) $81 million, if the Purchase Option is exercised on or after June 15, 2009 and before June 15, 2010 and (iii) $90 million, if the Purchase Option is exercised on or after June 15, 2010 and before June 15, 2011.  The Purchase Option exercise price may be paid in cash or a combination of cash and common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price.  Lexicon has calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million and the $15.0 million in cash received from Holdings for the issuance of the common stock.  Lexicon has recorded the value of the Purchase Option as an asset, and is amortizing this asset over the four-year option period.  The unamortized balance of $7.4 million is recorded in other assets in the accompanying consolidated balance sheet as of December 31, 2007, and the amortization expense of $1.2 million is recorded in other expense, net in the accompanying consolidated statement of operations for the year ended December 31, 2007.

Under an Amended and Restated Research and Development Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings (the “R&D Agreement”), Symphony Icon and the Company are developing the Programs in accordance with a specified development plan and related development budget.  The R&D Agreement provides that the Company will continue to be primarily responsible for the development of the Programs.  The Company’s development activities are supervised by Symphony Icon’s Development Committee, which is comprised of an equal number of representatives from the Company and Symphony Icon.  The Development Committee will report to Symphony Icon’s Board of Directors, which is currently comprised of five members, including one member designated by the Company and two independent directors.

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

In accordance with FIN 46R, Lexicon has determined that Symphony Icon is a variable interest entity for which it is the primary beneficiary.  This determination was based on Holdings’ lack of controlling rights with respect to Symphony Icon’s activities and the limitation on the amount of expected residual returns Holdings may expect from Symphony Icon if Lexicon exercises its Purchase Option.  Lexicon has determined it is a variable interest holder of Symphony Icon due to its contribution of the intellectual property relating to the Programs and its issuance of shares of its common stock in exchange for the Purchase Option, which Lexicon intends to exercise if the development of the Programs is successful.  Lexicon has determined that it is a primary beneficiary as a result of certain factors, including its primary responsibility for the development of the Programs and its contribution of the intellectual property relating to the Programs.  As a result, Lexicon has included the financial condition and results of operations of Symphony Icon in its consolidated financial statements.  Symphony Icon’s cash and cash equivalents have been recorded on Lexicon’s consolidated financial statements as short-term investments held by Symphony Icon.  The noncontrolling interest in Symphony Icon on Lexicon’s consolidated balance sheet initially reflected the $45 million proceeds contributed into Symphony Icon less $2.3 million of structuring and legal fees.  As the collaboration progresses, this line item will be reduced by Symphony Icon’s losses, which were $12.4 million in the year ended December 31, 2007, until the balance becomes zero. The reductions to the noncontrolling interest in Symphony Icon will be reflected in Lexicon’s consolidated statements of operations using a similar caption and will reduce the amount of Lexicon’s reported net loss.  Through December 31, 2007, Lexicon has not charged any license fees and has not recorded any revenue from Symphony Icon, and does not expect to do so based on the current agreements with Symphony Icon and Holdings.

10.     Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement that expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligation of its subsidiary under this lease.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of December 31, 2007 and  2006.  Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $2.5 million, $2.4 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The following table includes non-cancelable, escalating future lease payments for the facility in New Jersey:

For the Year Ending December 31
(In thousands)
2008	$2,425
2009	2,475
2010	2,475
2011	2,551
2012	2,605
Thereafter	1,302
Total	$13,833

Employment Agreements: Lexicon has entered into employment agreements with certain of its corporate officers. Under the agreements, each officer receives a base salary, subject to adjustment, with an annual discretionary bonus based upon specific objectives to be determined by the compensation committee. The employment agreements are at-will and contain non-competition agreements. The agreements also provide for a termination clause, which requires either a six or 12-month payment based on the officer’s salary, in the event of termination.

11.     Agreements with Invus, L.P.

On June 17, 2007, Lexicon entered into a series of agreements with Invus, L.P. (“Invus”) under which Invus made an investment in the Company’s common stock and has certain other rights described below.

Lexicon entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Invus under which the Company issued and sold to Invus 50,824,986 shares in an initial investment (the “Initial Investment”) and permitted Invus to require, subject to specific conditions, that the Company conduct certain rights offerings (the “Rights Offerings”).  In connection with the Securities Purchase Agreement, Lexicon also entered into a Warrant Agreement with Invus under which the Company issued to Invus warrants (the “Warrants”) to purchase 16,498,353 shares of its common stock at an exercise price of $3.0915 per share.  The Warrant Agreement provided that, to the extent not previously exercised, the Warrants would terminate concurrently with the closing of the Initial Investment.

Initial Investment:  In the Initial Investment, which closed on August 28, 2007, Invus purchased 50,824,986 shares of Lexicon’s common stock for a total of approximately $205.4 million, resulting in net proceeds of $198.0 million after deducting fees and expenses of approximately $7.5 million.  Simultaneously with the closing of the Initial Investment, all Warrants issued under the Warrant Agreement terminated unexercised according to their terms.  This purchase resulted in Invus’ ownership of 40% of the post-transaction outstanding shares of Lexicon’s common stock.

Rights Offerings:  For a period of 90 days following November 28, 2009 (the “First Rights Offering Trigger Date”), Invus will have the right to require Lexicon to make a pro rata offering of non-transferable rights to acquire common stock to all of its stockholders (the “First Rights Offering”) in an aggregate amount to be designated by Invus not to exceed $172.3 million, minus the aggregate net proceeds received in all Qualified Offerings (as defined below), if any, completed prior to the First Rights Offering Trigger Date.  The price per share of the First Rights Offering would be designated by Invus in a range between $4.50 and a then-current average market price of the Company’s common stock.  The First Rights Offering Trigger Date could be changed to as early as August 28, 2009 with the approval of the members of the Company’s board of directors who are not affiliated with Invus (the “Unaffiliated Board”).  All stockholders would have oversubscription rights with respect to the First Rights Offering, and Invus would be required to purchase the entire portion of the First Rights Offering that is not subscribed for by other stockholders.

For a period of 90 days following the date (the “Second Rights Offering Trigger Date”) which is 12 months after (a) Invus’ exercise of its right to require us to conduct the First Rights Offering or (b) if Invus does not exercise its right to require Lexicon to conduct the First Rights Offering, the First Rights Offering Trigger Date, Invus would have the right to require the Company to make a pro rata offering of non-transferable rights to acquire common stock to all of its stockholders (the “Second Rights Offering” and, together with the First Rights Offering, the “Rights Offerings”) in an aggregate amount to be designated by Invus not to exceed an amount equal to $344.5 million, minus the amount of the First Rights Offering, minus the aggregate net proceeds received in all Qualified Offerings, if any, completed prior to the Second Rights Offering Trigger Date.  The price per share of the Second Rights Offering would be designated by Invus in a range between $4.50 and a then-current average market price of the Company’s common stock.  All stockholders would have oversubscription rights with respect to the Second Rights Offering, and Invus would be required to purchase the entire portion of the Second Rights Offering that is not subscribed for by other stockholders.  Lexicon has determined that the First Rights Offering and the Second Rights Offering should be treated as equity instruments in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and accordingly has not recorded a liability for the future settlement of any rights offerings.

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

12.     Other Capital Stock Agreements

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

13.     Stock Options and Warrants

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

The Equity Incentive Plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants of the Company. The plan also permits the grant of stock bonuses and restricted stock purchase awards. Incentive stock options have an exercise price of 100% or more of the fair market value of our common stock on the date of grant. Nonstatutory stock options may have an exercise price as low as 85% of fair market value on the date of grant. The purchase price of other stock awards may not be less than 85% of fair market value. However, the plan administrator may award bonuses in consideration of past services without a purchase payment. Shares may be subject to a repurchase option in the discretion of the plan administrator.  Most options granted under the Equity Incentive Plan become vested and exercisable over a period of four years; however some have been granted with different vesting schedules.  Options granted under the Equity Incentive Plan have a term of ten years from the date of grant.

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

As of December 31, 2007, an aggregate of 21,000,000 shares of common stock had been reserved for issuance, options to purchase 15,809,034 shares were outstanding, and 4,189,429 shares had been issued upon the exercise of stock options issued under the Equity Incentive Plan.

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

As of December 31, 2007, an aggregate of 600,000 shares of common stock had been reserved for issuance, options to purchase 468,832 shares were outstanding, and no options had been exercised under the Directors’ Plan.

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

As of December 31, 2007, an aggregate of 122,649 shares of common stock had been reserved for issuance, options to purchase 72,763 shares of common stock were outstanding, options to purchase 22,577 shares of common stock had been canceled, and 27,309 shares of common stock had been issued upon the exercise of stock options issued under the Coelacanth Plan.

Stock Option Activity:  The following is a summary of option activity under Lexicon’s stock option plans:

	2007		2006		2005
(In thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	15,815	$5.99	13,802	$6.36	13,299	$6.20
Granted	2,952	3.85	2,651	4.07	2,104	5.55
Exercised	(516)	1.80	(156)	2.30	(1,063)	0.56
Canceled	(1,900)	6.73	(482)	7.14	(538)	10.79
Outstanding at end of year	16,351	5.65	15,815	5.99	13,802	6.36
Exercisable at end of year	11,946	$6.21	11,675	$6.40	10,312	$6.50

The weighted average estimated grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 were $2.71, $2.99 and $3.93, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $982,000, $343,000 and $4,503,000, respectively.  The weighted average remaining contractual term of options outstanding and exercisable was 5.2 and 3.9 years, respectively, as of December 31, 2007.  At December 31, 2007, the aggregate intrinsic value of the outstanding options and the exercisable options was $2,849,000 and $2,847,000, respectively.

The following is a summary of the nonvested options as of December 31, 2007, and changes during the year then ended, under Lexicon’s stock option plans:

	2007
	Options	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	4,140	$3.59
Granted	2,952	2.71
Vested	(1,924)	3.75
Canceled	(763)	3.39
Nonvested at end of year	4,405	$2.96

Warrants

In connection with the acquisition of Coelacanth in July 2001, Lexicon assumed Coelacanth’s outstanding warrants to purchase 25,169 shares of common stock.  The warrants expire on March 31, 2009.  The fair value of the warrants was included in the total purchase price for the acquisition.  As of December 31, 2007, warrants to purchase 16,483 shares of common stock, with an exercise price of $11.93 per share, remained outstanding.

Aggregate Shares Reserved for Issuance

As of December 31, 2007, an aggregate of 16,367,112 shares of common stock were reserved for issuance upon exercise of outstanding stock options and warrants and 1,132,705 additional shares were available for future grants under Lexicon’s stock option plans.

14.     Benefit Plans

Lexicon has established an Annual Profit Sharing Incentive Plan (the “Profit Sharing Plan”). The purpose of the Profit Sharing Plan is to provide for the payment of incentive compensation out of the profits of the Company to certain of its employees. Participants in the Profit Sharing Plan are entitled to an annual cash bonus equal to their proportionate share (based on salary) of 15 percent of the Company’s annual pretax income, if any.

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $862,000, $907,000 and $821,000, in the years ended December 31, 2007, 2006 and 2005, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

15.     Collaboration and License Agreements

Lexicon has derived substantially all of its revenues from drug discovery and development alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts, technology licenses, subscriptions to its databases and compound library sales.

Drug Discovery and Development Alliances

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

Lexicon received an upfront payment of $36.0 million and research funding of $30.0 million in the initial three years of the agreement, or the target function discovery term.  This funding was in consideration for access to Lexicon’s technology and infrastructure and for Lexicon’s production and specified phenotypic analysis of knockout mice in support of the target function discovery portion of the alliance.  Bristol-Myers Squibb extended the target discovery term of the alliance in May 2006 for an additional two years in exchange for $20.0 million in additional research funding over the two year extension, which commenced in January 2007.  This additional funding is in consideration for additional research and phenotypic analysis of knockout mice which supplements the phenotypic analysis conducted in the initial target function discovery term.  Lexicon will also receive clinical and regulatory milestone payments for each drug target for which Bristol-Myers Squibb develops a drug under the alliance.  Lexicon will earn royalties on sales of drugs commercialized by Bristol-Myers Squibb.  The party with responsibility for the clinical development and commercialization of drugs resulting from the alliance will bear the costs of those efforts.  The original upfront payment of $36.0 million and research funding of $30.0 million was recognized over the initial estimated period of service of three years.  The additional research funding of $20.0 million is being recognized over the two additional years subject to the extension, beginning in January 2007.

The upfront payment of $36.0 million was not related to a deliverable with standalone value at inception, and Lexicon accounted for the entire agreement with Bristol-Myers Squibb as a single unit of accounting.  Milestone payments received are in consideration for additional performance.  Therefore, Lexicon recognizes revenue from such milestone payments upon achievement of the milestones.

Revenue recognized under this agreement was $10.0 million, $21.8 million and $21.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Genentech, Inc.  Lexicon established an alliance with Genentech in December 2002 to discover novel therapeutic proteins and antibody targets.  Under the original alliance agreement, Lexicon used its target validation technologies to discover the functions of secreted proteins and potential antibody targets identified through Genentech’s internal drug discovery research.  Lexicon received an upfront payment of $9.0 million and funding under a $4.0 million loan in 2002.  The terms of the loan are discussed in Note 8.  In addition, Lexicon received $24.0 million in performance payments for its work in the collaboration as it was completed.  The original upfront payment of $9.0 million was recognized over the initial estimated period of service of three years, which was subsequently extended to three and one-half years.

In November 2005, Lexicon and Genentech negotiated a new agreement expanding the alliance to include additional research, as well as the development and commercialization of new biotherapeutic drugs.  Lexicon will receive a total of $25.0 million in upfront and milestone payments and research funding for the three-year advanced research portion of the expanded alliance.  In the expanded alliance, Lexicon is conducting advanced research on a broad subset of targets validated in the original collaboration using Lexicon’s proprietary gene knockout technology.  The upfront payment under the new agreement is being recognized over the estimated period of service of three years.

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

The upfront payment was not related to a deliverable with standalone value at inception and Lexicon accounted for the entire agreement with Genentech as a single unit of accounting.  Milestone payments received are in consideration for additional performance.  Therefore, Lexicon recognizes revenue from such milestone payments upon achievement of the milestones.  During the year ended December 31, 2005, Lexicon received nonrefundable milestone payments for performing specified phenotypic analysis and for the delivery of data from specified phenotypic analyses.

Revenue recognized under this agreement was $4.3 million, $5.0 million and $22.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

N.V. Organon.  Lexicon established an alliance with Organon in May 2005 to jointly discover, develop and commercialize novel biotherapeutic drugs.  In the alliance, Lexicon is creating and analyzing knockout mice for up to 300 genes selected by the parties that encode secreted proteins or potential antibody targets, including two of Lexicon’s existing drug discovery programs.  The parties are jointly selecting targets for further research and development and will equally share costs and responsibility for research, preclinical and clinical activities.  The parties will jointly determine the manner in which alliance products will be commercialized and will equally benefit from product revenue.  If fewer than five development candidates are designated under the alliance, Lexicon’s share of costs and product revenue will be proportionally reduced.  Lexicon will receive a milestone payment for each development candidate in excess of five.  Either party may decline to participate in further research or development efforts with respect to an alliance product, in which case such party will receive royalty payments on sales of such alliance product rather than sharing in revenue.  Organon will have principal responsibility for manufacturing biotherapeutic products resulting from the alliance for use in clinical trials and for worldwide sales.  Organon, formerly a subsidiary of Akzo Nobel N.V., was acquired by Schering-Plough Corporation in November 2007.

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

The upfront payment of $22.5 million was not related to a deliverable with standalone value at inception, and Lexicon accounted for the entire agreement with Organon as a sincle unit of accounting.  Revenue from the upfront payment is recognized on a straight-line basis over the four-year period that Lexicon expects to perform its obligations under the target function discovery portion of the alliance.  Revenue from the research funding fees is recognized as Lexicon performs its obligations under the target function discovery portion of the alliance, reflecting the gross amount billed to Organon on the basis of shared costs during the period.  Milestone payments received are in consideration for additional performance.  Therefore, Lexicon recognizes revenue from such milestone payments upon achievement of the milestones.

Revenue recognized under this agreement was $13.5 million, $15.5 million and $11.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Other Collaborations and Arrangements

Lexicon has entered into the following other collaborations and arrangements:

Bristol-Myers Squibb Company.  Lexicon entered into a drug target validation agreement with Bristol-Myers Squibb in December 2004.  Under this agreement, Lexicon developed mice and phenotypic data for certain genes previously requested by Bristol-Myers Squibb under its LexVision agreement, but that Lexicon was not required to deliver thereunder, and certain additional genes requested by Bristol-Myers Squibb.  The collaboration term under the agreement expires after the final phenotypic data set has been delivered by Lexicon.  The Company received payments totaling $5.0 million under the agreement.  Revenue recognized under this agreement was $0.2 million, $1.4 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Lexicon also entered into separate drug target validation agreements with Bristol-Myers Squibb in January 2006, October 2006 and November 2007, under which Lexicon will develop mice and phenotypic data for certain additional genes requested by Bristol-Myers Squibb under those agreements.  The collaboration term under each of these agreements will expire after the final phenotypic data set has been delivered by Lexicon under that agreement.  The Company received payments totaling $4.0 million under these agreements through December 31, 2007.  Revenue recognized under these agreements was $1.5 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively.

Genentech, Inc.  Lexicon entered into a drug target validation agreement with Genentech, Inc. in February 2007.  Under this agreement, Lexicon developed mice with mutations requested by Genentech.  The collaboration term under the agreement expires after the final delivery of the selected mice has been performed by Lexicon.  The Company received payments totaling $0.9 million under the agreement through December 31, 2007.  Revenue recognized under this agreement was $0.9 million for the year ended December 31, 2007.

Takeda Pharmaceutical Company Limited.  Lexicon established an alliance with Takeda in July 2004 to discover new drugs for the treatment of high blood pressure.  In the collaboration, Lexicon used its gene knockout technology to identify drug targets that control blood pressure.  Takeda is responsible for the screening, medicinal chemistry, preclinical and clinical development and commercialization of drugs directed against targets selected for the alliance, and bears all related costs.  Lexicon received an upfront payment of $12.0 million from Takeda for the initial, three-year term of the agreement. This payment was in consideration for access to Lexicon’s technology and infrastructure during the target discovery portion of the alliance.  Takeda will make research milestone payments to Lexicon for each target selected for therapeutic development.  In addition, Takeda will make clinical development and product launch milestone payments to Lexicon for each product commercialized from the collaboration.  Lexicon will also earn royalties on sales of drugs commercialized by Takeda.  The target discovery portion of the alliance, which ended in 2007, had a term of three years.

The upfront payment of $12.0 million was not related to a deliverable with standalone value at inception, and Lexicon accounted for the entire agreement with Takeda as a single unit of accounting.  Revenue was recognized from the upfront payment on a straight-line basis over the three-year period Lexicon expected to perform its obligations under the agreement.  Milestone payments received are in consideration for additional performance.  Therefore, Lexicon recognizes revenue from such milestone payments upon achievement of the milestones.

Revenue recognized under this agreement was $2.3 million, $9.0 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Texas Institute for Genomic Medicine.   In July 2005, Lexicon was awarded $35.0 million from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library containing 350,000 cell lines using Lexicon’s proprietary gene trapping technology, which Lexicon completed in 2007.  Lexicon created the library for the Texas Institute for Genomic Medicine (“TIGM”), a newly formed non-profit institute whose founding members are Texas A&M University, the Texas A&M University System Health Science Center and Lexicon.  TIGM researchers may also access specific cells from Lexicon’s current gene trap library of 270,000 mouse embryonic stem cell lines and have certain rights to utilize Lexicon’s patented gene targeting technologies.  In addition, Lexicon equipped TIGM with the bioinformatics software required for the management and analysis of data relating to the library.  The Texas Enterprise Fund also awarded $15.0 million to the Texas A&M University System for the creation of facilities and infrastructure to house the library.  Revenue recognized under this agreement was $10.6 million, $7.0 million and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Lexicon recorded a change in estimate that increased revenue and therefore decreased net loss and net loss per share by $3.7 million and $0.04 per share, respectively, due to a reduction in the estimated performance period of this agreement.

Under the terms of the award, Lexicon is responsible for the creation of a specified number of jobs beginning in 2006, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2015.  Lexicon will obtain credits based on funding received by TIGM and certain related parties from sources other than the State of Texas that it may offset against its potential liability for any job creation shortfalls.  Lexicon will also obtain credits against future jobs commitment liabilities for any surplus jobs it creates.  Subject to these credits, if Lexicon fails to create the specified number of jobs, the state may require Lexicon to repay $2,415 for each job Lexicon falls short.  Lexicon’s maximum aggregate exposure for such payments, if Lexicon fails to create any new jobs, is approximately $14.4 million, without giving effect to any credits to which Lexicon may be entitled.  Lexicon has recorded this obligation as deferred revenue in the accompanying consolidated balance sheets.  The Texas A&M University System, together with TIGM, has independent job creation obligations and is obligated for an additional period to maintain an aggregate of 5,000 jobs, inclusive of those Lexicon creates.

16.     Selected Quarterly Financial Data

The table below sets forth certain unaudited statements of operations data, and net income (loss) per common share data, for each quarter of 2007 and 2006.

(In thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
		(Unaudited)
2007
Revenues	$13,495	$12,648	$10,167	$13,808
Loss from operations	$(19,095)	$(17,950)	$(19,442)	$(18,467)
Net loss	$(18,915)	$(13,591)	$(14,111)	$(12,177)
Net loss per common share, basic and diluted	$(0.24)	$(0.17)	$(0.14)	$(0.09)
Shares used in computing net loss per common share	77,938	79,568	104,196	136,794
2006
Revenues	$20,955	$16,164	$19,613	$16,066
Loss from operations	$(11,020)	$(16,933)	$(12,706)	$(14,572)
Net loss	$(10,831)	$(16,902)	$(12,755)	$(13,823)
Net loss per common share, basic and diluted	$(0.17)	$(0.26)	$(0.20)	$(0.19)
Shares used in computing net loss per common share	64,566	64,627	64,832	73,405