Form 10-Q
period 2008-03-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2008-04-30
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Yes	✓	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer             Accelerated filer     ✓    Non-accelerated filer           (Do not check if a smaller reporting company)  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓

As of April 28, 2008, 136,795,546 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo, LexVision® and OmniBank® are registered trademarks and Genome5000™, e-Biology™ and 10TO10™ are trademarks of Lexicon Pharmaceuticals, Inc.

——————

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

Part I – Financial Information

Item 1.	Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$59,457	$22,938
Short-term investments, including restricted investments of $430	76,630	199,171
Short-term investments held by Symphony Icon, Inc.	33,421	36,666
Accounts receivable, net of allowances of $35	1,244	1,763
Prepaid expenses and other current assets	3,623	4,112
Total current assets	174,375	264,650
Long-term investments	59,288	—
Property and equipment, net of accumulated depreciation and amortization of $66,774 and $65,004, respectively	69,650	70,829
Goodwill	25,798	25,798
Other assets	7,462	8,019
Total assets	$336,573	$369,296

Liabilities, Noncontrolling Interest and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,252	$7,344
Accrued liabilities	9,393	9,093
Current portion of deferred revenue	13,141	18,030
Current portion of long-term debt	905	880
Total current liabilities	27,691	35,347
Deferred revenue, net of current portion	14,719	16,126
Long-term debt	30,251	30,493
Other long-term liabilities	764	759
Total liabilities	73,425	82,725
Noncontrolling interest in Symphony Icon, Inc.	25,347	30,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000 shares authorized; 136,796 and 136,795 shares issued and outstanding, respectively	137	137
Additional paid-in capital	668,481	666,702
Accumulated deficit	(428,485)	(410,535)
Accumulated other comprehensive loss	(2,332)	(4)
Total stockholders’ equity	237,801	256,300
Total liabilities and stockholders’ equity	$336,573	$396,296

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Collaborative research	$7,634	$12,271
Subscription and license fees	1,259	1,224
Total revenues	8,893	13,495
Operating expenses:
Research and development, including stock-based compensation of $1,127 and $991, respectively	27,802	27,290
General and administrative, including stock-based compensation of $652 and $568, respectively	5,529	5,300
Total operating expenses	33,331	32,590
Loss from operations	(24,438)	(19,095)
Interest income	2,781	880
Interest expense	(670)	(688)
Other expense, net	(547)	(12)
Loss before noncontrolling interest in Symphony Icon, Inc.	(22,874)	(18,915)
Loss attributable to noncontrolling interest in Symphony Icon, Inc.	4,924	—
Net loss	$(17,950)	$(18,915)

Net loss per common share, basic and diluted	$(0.13)	$(0.24)
Shares used in computing net loss per common share, basic and diluted	136,795	77,938

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(17,950)	$(18,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,058	2,468
Amortization of Symphony Icon, Inc. purchase option	535	—
Loss attributable to noncontrolling interest	(4,924)	—
Stock-based compensation	1,779	1,559
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	519	(536)
Decrease in prepaid expenses and other current assets	489	830
(Increase) decrease in other assets	22	(28)
Decrease in accounts payable and other liabilities	(2,787)	(2,695)
Decrease in deferred revenue	(6,296)	(3,500)
Net cash used in operating activities	(26,555)	(20,817)
Cash flows from investing activities:
Purchases of property and equipment	(879)	(318)
Maturities of investments held by Symphony Icon, Inc.	3,245	—
Purchases of short-term investments	(39,848)	(5,692)
Maturities of short-term investments	100,773	15,564
Net cash provided by investing activities	63,291	9,554
Cash flows from financing activities:
Proceeds from issuance of common stock	—	851
Repayment of debt borrowings	(217)	(206)
Net cash provided by (used in) financing activities	(217)	645
Net increase (decrease) in cash and cash equivalents	36,519	(10,618)
Cash and cash equivalents at beginning of period	22,938	30,226
Cash and cash equivalents at end of period	$59,457	$19,608

Supplemental disclosure of cash flow information:
Cash paid for interest	$656	$662

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments	$(2,328)	$9
Retirement of property and equipment	$288	$219

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

2.     Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive.  There are no differences between basic and diluted net loss per share for all periods presented.

3.     Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” the Company recorded $1.8 million and $1.6 million of stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2008 and 2007, respectively.

	Expected Volatility	Risk-free Interest Rate	Expected Term	Estimated Forfeitures	Dividend Rate
March 31, 2008:
Employees	66%	2.9%	6	20%	0%
Officers and non-employee directors	66%	3.8%	9	4%	0%
March 31, 2007:
Employees	67%	4.5%	6	20%	0%
Officers and non-employee directors	67%	4.6%	9	4%	0%

The following is a summary of option activity under Lexicon’s stock option plans for the three months ended March 31, 2008:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2007	16,351	$5.65
Granted	3,859	2.08
Exercised	—	1.67
Canceled	(191)	5.28
Outstanding at March 31, 2008	20,019	4.96
Exercisable at March 31, 2008	12,644	$6.09

4.     Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  More specifically, SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, which ranks the quality and reliability of the information used to determine fair values.  SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities.  The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on the Company’s financial condition or results of operations.  The Company is currently evaluating the effect, if any, of the adoption of this statement for non-financial assets and liabilities on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115,” which provides a fair value option election that permits entities to irrevocably elect to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company’s adoption of SFAS No. 159 on January 1, 2008 did not materially affect its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects to adopt this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the effect, if any, of this statement on its financial condition and results of operations.

5.     Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2008 and December 31, 2007 are as follows:

	As of March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$59,457	$—	$—	$59,457

Securities maturing within one year:
Certificates of deposit	2,210	3	—	2,213
Corporate debt securities	30,520	116	(5)	30,631
Commercial paper	43,695	91	—	43,786
Total short-term investments	$76,425	$210	$(5)	$76,630
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	33,421	—	—	33,421
Total short-term investments held by Symphony Icon, Inc.	$33,421	$—	$—	$33,421
Securities maturing after ten years:
Auction rate securities	61,825	—	(2,537)	59,288
Total long-term investments	$61,825	$—	$(2,537)	$59,288

Total cash and cash equivalents and investments	$231,128	$210	$(2,542)	$228,796

	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$22,950	$—	$(12)	$22,938

Securities maturing within one year:
Certificates of deposit	6,312	—	(3)	6,309
Corporate debt securities	41,162	12	(51)	41,123
Commercial paper	71,214	47	—	71,261
U.S. government agencies securities	2,500	3	—	2,503
Total securities maturing within one year	121,188	62	(54)	121,196
Securities maturing after ten years:
Auction rate securities	77,975	—	—	77,975
Total available-for-sale investments	$199,163	$62	$(54)	$199,171
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	36,666	—	—	36,666
Total short-term investments held by Symphony Icon, Inc.	$36,666	$—	$—	$36,666

Total cash and cash equivalents and investments	$258,779	$62	$(66)	$258,775

There were $31,000 of realized gains for the three months ended March 31, 2008.  There were no realized gains or losses for the three months ended March 31, 2007.

At March 31, 2008, Lexicon held $61.8 million (par value), with an estimated fair value of $59.3 million, of triple-A rated municipal note investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for Lexicon’s auction rate securities was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by Lexicon in auction rate securities which are the subject of a failed auction, Lexicon may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  As of March 31, 2008, Lexicon reclassified the entire auction rate security investment balance from short-term investments to long-term investments on its consolidated balance sheet because of the Company’s inability to determine when its investments in auction rate securities would be sold.  Lexicon has also modified its current investment strategy and increased its investments in more liquid money market investments.

At March 31, 2008, observable auction rate securities market information was not available to determine the fair value of Lexicon’s investments. Therefore, Lexicon estimated fair value using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. Based on this assessment of fair value, as of March 31, 2008, Lexicon determined there was a temporary decline in the fair value of its auction rate securities of $2.5 million. If the current market conditions deteriorate further, or a recovery in market values does not occur, Lexicon may be required to record additional unrealized or realized losses in future quarters.

Excluding auction rate securities, at March 31, 2008, Lexicon had approximately $169.5 million in cash and cash equivalents and short-term investments, including $33.4 million in investments held by Symphony Icon.  Management believes that the working capital available to Lexicon excluding the funds held in auction rate securities will be sufficient to meet its cash requirements for at least the next 12 months.

6.     Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its investments and measures these assets on a quarterly basis.  Financial assets recorded at fair value in the consolidated balance sheet are categorized by the level of objectivity associated with the inputs used to measure their fair value.  SFAS No. 157 defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  Based on market conditions and the unavailability of Level 1 inputs, during the three months ended March 31, 2008, the Company adopted a discounted cash flow valuation methodology for its auction rate securities.  Accordingly, the investments in auction rate securities changed from Level 1 to Level 3 within SFAS No. 157’s valuation levels since the Company’s initial adoption of SFAS No. 157 on January 1, 2008.  The following table provides the fair value measurements of applicable Company financial assets according to the fair value levels defined by SFAS No. 157 as of March 31, 2008.

	Financial Assets at Fair Value as of March 31, 2008
	Level 1	Level 2	Level 3
	(in thousands)

Cash and cash equivalents	$59,457	$-	$-
Short-term investments	76,630	-	-
Short-term investments held by Symphony Icon, Inc.	33,421	-	-
Long-term investments	-	-	59,288
Total cash and cash equivalents and investments	$169,508	$-	$59,288

	Financial Assets at Fair Value as of December 31, 2007
	Level 1	Level 2	Level 3
	(in thousands)

Cash and cash equivalents	$22,938	$-	$-
Short-term investments	199,171	-	-
Short-term investments held by Symphony Icon, Inc.	36,666	-	-
Total cash and cash equivalents and investments	$258,775	$-	$-

The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the three months ended March 31, 2008.

Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Total unrealized losses included in other comprehensive loss	(2,537)
Net sales and settlements	(16,225)
Transfers into Level 3	78,050
Balance at March 31, 2008	$59,288

7.     Debt Obligations

In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.

8.     Commitments and Contingencies

A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of March 31, 2008 and December 31, 2007.

9.     Comprehensive Loss

Comprehensive loss consists of:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net loss	$(17,950)	$(18,915)
Unrealized gain on short-term investments	209	9
Unrealized loss on long-term investments	(2,537)	—
Net comprehensive loss	$(20,278)	$(18,906)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are working both independently and through strategic collaborations and alliances to capitalize on our technology and drug target discoveries and to develop and commercialize drug candidates emerging from our drug discovery and development programs.  We have established alliances with Bristol-Myers Squibb Company to discover and develop novel small molecule drugs in the neuroscience field; with Genentech, Inc. for the discovery of therapeutic proteins and antibody targets and the development of antibody and protein drugs based on those targets; and with N.V. Organon for the discovery of another group of therapeutic proteins and antibody targets and the development and commercialization of antibody and protein drugs based on those targets.  In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies, research institutes and academic institutions under which we receive fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries for use in the other organization’s own drug discovery efforts.  Finally, we have established a product development financing collaboration with Symphony Icon, Inc. under which we have licensed to Symphony Icon our intellectual property rights to our drug candidates LX6171, LX1031 and LX1032, subject to our exclusive option to reacquire all rights to those drug candidates. We are consolidating the financial condition and results of operations of Symphony Icon in accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46.

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

Since our inception, we have incurred significant losses and, as of March 31, 2008, we had an accumulated deficit of $428.5 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and development programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities.  In connection with the expansion of our drug discovery and development programs and our ongoing target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.”  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  More specifically, SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, which ranks the quality and reliability of the information used to determine fair value.  SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities.  The adoption of SFAS No. 157 for financial assets and liabilities did not have an effect on our financial condition or results of operations.  We are currently evaluating the effect, if any, of the adoption of this statement for non-financial assets and liabilities on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115,” which provides a fair value option election that permits entities to irrevocably elect to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings as they occur.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Our adoption of SFAS No. 159 on January 1, 2008 did not materially affect our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We expect to adopt this statement on January 1, 2009.  SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions, if any, made on or after that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2008	2007
Total revenues	$8.9	$13.5
Dollar decrease	$4.6
Percentage decrease	34%

•
Collaborative research – Revenue from collaborative research decreased 38% to $7.6 million, primarily due to the completion in 2007 of the project funded by our award from the Texas Enterprise Fund, reduced revenues in the three months ended March 31, 2008 under our alliance with N.V. Organon due to our progress towards completing the target discovery portion of the alliance, and the completion in 2007 of the target discovery portion of our alliance with Takeda Pharmaceutical Company Limited.

•
Subscription and license fees – Revenue from subscriptions and license fees increased 3% to $1.3 million, primarily due to higher royalties received under a technology license agreement with Deltagen, Inc.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2008	2007
Total research and development expense	$27.8	$27.3
Dollar increase	$0.5
Percentage increase	2%

Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.

•
Personnel – Personnel costs decreased 7% to $11.9 million, primarily due to severance costs in the prior-year period associated with a reduction in our personnel in January 2007.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 11% to $4.7 million, primarily due to a decrease in depreciation expense.

•	Laboratory supplies – Laboratory supplies expense decreased 18% to $2.6 million, primarily due to reallocating resources from genetic research to drug development.

•	Third-party and other services – Third-party and other services increased 59% to $6.4 million, primarily due to an increase in external preclinical and clinical research and development costs.

•	Stock-based compensation – Stock-based compensation expense increased 14% to $1.1 million.

•	Other – Other costs were $1.1 million, consistent with the prior year.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2008	2007
Total general and administrative expense	$5.5	$5.3
Dollar increase	$0.2
Percentage increase	4%

General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.

•
Personnel – Personnel costs decreased 8% to $2.9 million, primarily due to severance costs in the prior-year period associated with a reduction in our personnel in January 2007.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 13% to $0.6 million, primarily due to a decrease in depreciation expense.

•	Professional fees – Professional fees increased 102% to $0.8 million, primarily due to increased market research and other consulting costs.

•	Stock-based compensation – Stock-based compensation expense increased 15% to $0.7 million.

•	Other – Other costs increased 12% to $0.6 million.

Interest Income, Interest Expense and Other Expense, Net

Interest Income.  Interest income increased 216% to $2.8 million in the three months ended March 31, 2008 from $0.9 million in the corresponding period in 2007, due to higher average cash and investment balances.

Interest Expense.  Interest expense was $0.7 million in the three months ended March 31, 2008, consistent with the prior year.

Other Expense, Net.  Other expense, net was $0.5 million in the three months ended March 31, 2008 primarily due to the amortization of the asset related to the option to purchase the equity of Symphony Icon.  We have recorded the value of the purchase option as an asset, and we are amortizing this asset over the four-year option period.

Noncontrolling Interest in Symphony Icon, Inc.

For the three months ended March 31, 2008 and 2007, the losses attributable to the noncontrolling interest holders of Symphony Icon were $4.9 million and none, respectively.

Net Loss and Net Loss per Common Share

Net Loss and Net Loss per Common Share.  Net loss decreased to $18.0 million in the three months ended March 31, 2008 from $18.9 million in the corresponding period in 2007.  Net loss per common share decreased to $0.13 in the three months ended March 31, 2008 from $0.24 in the corresponding period in 2007.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, government grants and contracts, and financing obtained under debt and lease arrangements.  From our inception through March 31, 2008, we had received net proceeds of $550.0 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000, $50.1 million from our July 2003 common stock offering, $37.5 million from our October 2006 common stock offering and $198.0 million from our August 2007 sale of common stock to Invus, L.P.  In addition, from our inception through March 31, 2008, we received $426.9 million in cash payments from drug discovery and development alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants and contracts, of which $400.6 million had been recognized as revenues through March 31, 2008.

As of March 31, 2008, we had $195.4 million in cash, cash equivalents and investments, including $59.3 million in auction rate securities as discussed below under “Disclosure about Market Risk,” and $33.4 million in investments held by Symphony Icon.  As of December 31, 2007, we had $222.1 million in cash, cash equivalents and short-term investments, including $78.0 million in auction rate securities, and $36.7 million in investments held by Symphony Icon.  We used cash of $26.6 million in operations in the three months ended March 31, 2008. This consisted primarily of the net loss for the period of $18.0 million, a $6.3 million decrease in deferred revenue, a $4.9 million loss attributable to noncontrolling interest and a net increase in other operating assets net of liabilities of $1.8 million, partially offset by non-cash charges of $2.1 million related to depreciation expense, $1.8 million related to stock-based compensation expense and $0.5 million related to the amortization of the Symphony Icon purchase option.  Investing activities provided cash of $63.3 million in the three months ended March 31, 2008, primarily due to net maturities of short-term investments of $64.2 million, partially offset by purchases of property and equipment of $0.9 million.  Financing activities used cash of $0.2 million due to principal repayments of $0.2 million on the mortgage loan.

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

In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey.  The term of the lease extends until June 30, 2013.  The lease provides for an escalating yearly base rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven.  We are the guarantor of the obligations of our subsidiary under the lease.

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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We maintain a short-term investment portfolio which consists of U.S. government agency debt obligations, investment grade commercial paper and, corporate debt securities and certificates of deposit that mature three to 12 months from the time of purchase and  a long-term investment portfolio which consists of auction rate securities that mature greater than 12 months from the time of purchase, which we believe are subject to limited market and credit risk, other than as discussed below.  We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

At March 31, 2008, we held $61.8 million (par value), with an estimated fair value of $59.3 million, of triple-A rated municipal note investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for Lexicon’s auction rate securities was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by Lexicon in auction rate securities which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  As of March 31, 2008, we reclassified the entire auction rate security investment balance from short-term investments to long-term investments on our consolidated balance sheet because of our inability to determine when our investments in auction rate securities would be sold.  We have also modified our current investment strategy and increased our investments in more liquid money market investments.

At March 31, 2008, observable auction rate securities market information was not available to determine the fair value of our investments. Therefore, we estimated fair value using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. Based on this assessment of fair value, as of March 31, 2008 we determined there was a temporary decline in the fair value of our auction rate securities of $2.5 million. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters.

Excluding auction rate securities, at March 31, 2008, we had approximately $169.5 million in cash and cash equivalents and short-term investments, including $33.4 million in investments held by Symphony Icon.  We believe that the working capital available to us excluding the funds held in auction rate securities will be sufficient to meet our cash requirements for at least the next 12 months.

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

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report.

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

Risks Related to Our Need for Additional Financing and Our Financial Results

•
we will need additional capital in the future; if it is unavailable, we will be forced to significantly curtail or cease operations and, if it is not available on reasonable terms, we will be forced to obtain funds by entering into financing agreements on unattractive terms

•	we have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

•
we have licensed the intellectual property, including commercialization rights, to our drug candidates LX6171, LX1031 and LX1032 to Symphony Icon and will not receive any future royalties or revenues with respect to these drug candidates unless we exercise our option to purchase Symphony Icon

•
at March 31, 2008, we held $61.8 million (par value), with an estimated fair value of $59.3 million, of auction rate securities for which auctions have failed and, as a result, we may not be able to access these funds without a loss of principal

•	our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance

Risks Related to Discovery and Development of Our Drug Candidates

•	we are an early-stage company, and have not proven our ability to successfully develop and commercialize drug candidates based on our drug target discoveries

•
clinical testing of our drug candidates in humans is an inherently risky and time-consuming process that may fail to demonstrate safety and efficacy, which could result in the delay, limitation or prevention of regulatory approval

Risks Related to Our Relationships with Third Parties

•	disagreements with Symphony Icon regarding the development of our drug candidates LX6171, LX1031 or LX1032 could negatively affect or delay their development

•
we are dependent in many ways upon our collaborations with major pharmaceutical companies, and if we are unable to achieve milestones under those collaborations or if our collaborators’ efforts fail to yield pharmaceutical products on a timely basis, our opportunities to generate revenues and earn royalties will be reduced

•	conflicts with our collaborators could jeopardize the success of our collaborative agreements and harm our product development efforts

•
we lack the capability to manufacture materials for preclinical studies, clinical trials or commercial sales and rely on third parties to manufacture our drug candidates, which may harm or delay our product development and commercialization efforts

•	we rely on third parties to carry out drug development activities

Risks Related to Regulatory Approval of Our Drug Candidates

•
our drug candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our ability to commercialize products

•	if our potential products receive regulatory approval, we or our collaborators will remain subject to extensive and rigorous ongoing regulation

Risks Related to Commercialization of Products

•
the commercial success of any products that we may develop will depend upon the degree of market acceptance of our products among physicians, patients, health care payors, private health insurers and the medical community

•	if we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate product revenues

•	if we are unable to obtain adequate coverage and reimbursement from third-party payors for any products that we may develop, our revenues and prospects for profitability will suffer

•	our competitors may develop products and technologies that make our products and technologies obsolete

•	we may not be able to manufacture our drug candidates in commercial quantities, which would prevent us from commercializing our drug candidates

Risks Related to Our Intellectual Property

•	if we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market

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

•	we may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers

Risks Related to Employees, Growth and Facilities Operations

•	the loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations

•	our collaborations with outside scientists may be subject to restriction and change

•	difficulties we may encounter managing our growth may divert resources and limit our ability to successfully expand our operations

•	security breaches may disrupt our operations and harm our operating results

•	any contamination among our knockout mouse population could negatively affect the reliability of our scientific research or cause us to incur significant remedial costs

•	because all of our target validation operations are located at a single facility, the occurrence of a disaster could significantly disrupt our business

Risks Related to Environmental and Product Liability

•
we use hazardous chemicals and radioactive and biological materials in our business, and any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly

•	we may be sued for product liability

Risks Related to Our Common Stock

•	our stock price may be extremely volatile

•	we may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits

•	future sales of our common stock may depress our stock price

•
Invus’ ownership of our common stock and its other rights under the stockholders’ agreement we entered into in connection with Invus’ $205.4 million initial investment in our common stock provide Invus with substantial influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as other corporate matters

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Item 6. Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date: April 30, 2008	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: April 30, 2008	By:	/s/ James F. Tessmer
James F. Tessmer
Vice President, Finance and Accounting

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002