Form 10-Q
period 2008-07-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2008-07-30
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008
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

As of July 29, 2008, 136,795,546 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

TOC

Part I – Financial Information

Item 1.	Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$109,649	$22,938
Short-term investments, including restricted investments of $430	7,426	199,171
Short-term investments held by Symphony Icon, Inc.	26,882	36,666
Accounts receivable, net of allowances of $35	672	1,763
Prepaid expenses and other current assets	8,321	4,112
Total current assets	152,950	264,650
Long-term investments	56,560	—
Property and equipment, net of accumulated depreciation and amortization of $67,858 and $65,004, respectively	68,104	70,829
Goodwill	25,798	25,798
Other assets	6,894	8,019
Total assets	$310,306	$369,296

Liabilities, Noncontrolling Interest and Stockholders’ Equity

Current liabilities:
Accounts payable	$7,920	$7,344
Accrued liabilities	8,489	9,093
Current portion of deferred revenue	10,323	18,030
Current portion of long-term debt	924	880
Total current liabilities	27,656	35,347
Deferred revenue, net of current portion	14,212	16,126
Long-term debt	30,018	30,493
Other long-term liabilities	764	759
Total liabilities	72,650	82,725
Noncontrolling interest in Symphony Icon, Inc.	19,199	30,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000 shares authorized; 136,796 and 136,795 shares issued and outstanding, respectively	137	137
Additional paid-in capital	670,064	666,702
Accumulated deficit	(448,519)	(410,535)
Accumulated other comprehensive loss	(3,225)	(4)
Total stockholders’ equity	218,457	256,300
Total liabilities and stockholders’ equity	$310,306	$396,296

The accompanying notes are an integral part of these consolidated financial statements.

TOC

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Collaborative research	$7,953	$12,477	$15,587	$24,748
Subscription and license fees	1,613	171	2,872	1,395
Total revenues	9,566	12,648	18,459	26,143
Operating expenses:
Research and development, including stock-based compensation of $950, $1,044, $2,077 and $2,035, respectively	30,349	25,594	58,151	52,884
General and administrative, including stock-based compensation of $633, $627, $1,285 and $1,195, respectively	5,603	5,004	11,132	10,304
Total operating expenses	35,952	30,598	69,283	63,188
Loss from operations	(26,386)	(17,950)	(50,824)	(37,045)
Interest income	1,418	765	4,199	1,645
Interest expense	(675)	(695)	(1,345)	(1,383)
Other expense, net	(539)	(14)	(1,086)	(26)
Loss before noncontrolling interest in Symphony Icon, Inc.	(26,182)	(17,894)	(49,056)	(36,809)
Loss attributable to noncontrolling interest in Symphony Icon, Inc.	6,148	4,303	11,072	4,303
Net loss	$(20,034)	$(13,591)	$(37,984)	$(32,506)

Net loss per common share, basic and diluted	$(0.15)	$(0.17)	$(0.28)	$(0.41)
Shares used in computing net loss per common share, basic and diluted	136,796	79,568	136,795	78,758

The accompanying notes are an integral part of these consolidated financial statements.

TOC

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(37,984)	$(32,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,128	4,915
Amortization of Symphony Icon, Inc. purchase option	1,071	—
Loss attributable to noncontrolling interest	(11,072)	(4,303)
Stock-based compensation	3,362	3,230
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,091	(171)
(Increase) decrease in prepaid expenses and other current assets	(4,209)	675
Decrease in other assets	54	55
Decrease in accounts payable and other liabilities	(23)	(1,571)
Decrease in deferred revenue	(9,621)	(11,673)
Net cash used in operating activities	(53,203)	(41,349)
Cash flows from investing activities:
Purchases of property and equipment	(1,403)	(938)
Proceeds from disposal of property and equipment	—	1
Purchases of investments held by Symphony Icon, Inc.	—	(44,991)
Maturities of investments held by Symphony Icon, Inc.	9,784	—
Purchases of investments	(39,847)	(15,997)
Maturities of investments	171,811	38,123
Net cash provided by (used in) investing activities	140,345	(23,802)
Cash flows from financing activities:
Proceeds from issuance of common stock to Symphony Holdings, LLC, net of fees	—	14,258
Proceeds from exercise of stock options	—	881
Repayment of debt borrowings	(431)	(402)
Proceeds from purchase of noncontrolling interest by preferred shareholders of Symphony Icon, Inc. (net of fees)	—	42,775
Net cash provided by (used in) financing activities	(431)	57,512
Net increase (decrease) in cash and cash equivalents	86,711	(7,639)
Cash and cash equivalents at beginning of period	22,938	30,226
Cash and cash equivalents at end of period	$109,649	$22,587

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,311	$1,337

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for purchase option in conjunction with Symphony Icon, Inc. financing	$—	$8,564
Unrealized gain (loss) on investments	$(3,221)	$7

The accompanying notes are an integral part of these consolidated financial statements.

TOC

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

3.      Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” the Company recorded $1.6 million and $1.7 million of stock-based compensation expense for the three months ended June 30, 2008 and 2007, respectively, and $3.4 million and $3.2 million of stock-based compensation expense for the six months ended June 30, 2008 and 2007, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2008 and 2007, respectively.

	Expected Volatility	Risk-free Interest Rate	Expected Term	Estimated Forfeitures	Dividend Rate
June 30, 2008:
Employees	66%	2.9%	6	21%	0%
Officers and non-employee directors	66%	3.8%	9	4%	0%
June 30, 2007:
Employees	67%	4.5%	6	21%	0%
Officers and non-employee directors	67%	4.6%	9	4%	0%

TOC

The following is a summary of option activity under Lexicon’s stock option plans for the six months ended June 30, 2008:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2007	16,351	$5.65
Granted	3,987	2.08
Exercised	—	1.67
Canceled	(580)	4.14
Outstanding at June 30, 2008	19,758	4.97
Exercisable at June 30, 2008	13,077	$6.02

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

TOC
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

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2008 and December 31, 2007 are as follows:

	As of June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$109,649	$—	$—	$109,649

Securities maturing within one year:
Certificates of deposit	609	—	—	609
Corporate debt securities	6,801	16	—	6,817
Total short-term investments	$7,410	$16	$—	$7,426
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	26,882	—	—	26,882
Total short-term investments held by Symphony Icon, Inc.	$26,882	$—	$—	$26,882
Securities maturing after ten years:
Auction rate securities	59,800	—	(3,240)	56,560
Total long-term investments	$59,800	$—	$(3,240)	$56,560

Total cash and cash equivalents and investments	$203,741	$16	$(3,240)	$200,517

TOC

	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$22,950	$—	$(12)	$22,938

Securities maturing within one year:
Certificates of deposit	6,312	—	(3)	6,309
Corporate debt securities	41,162	12	(51)	41,123
Commercial paper	71,214	47	—	71,261
U.S. government agencies securities	2,500	3	—	2,503
Total securities maturing within one year	121,188	62	(54)	121,196
Securities maturing after ten years:
Auction rate securities	77,975	—	—	77,975
Total available-for-sale investments	$199,163	$62	$(54)	$199,171
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	36,666	—	—	36,666
Total short-term investments held by Symphony Icon, Inc.	$36,666	$—	$—	$36,666

Total cash and cash equivalents and investments	$258,779	$62	$(66)	$258,775

There were $87,000 and $118,000 of realized gains for the three and six months ended June 30, 2008, respectively.  There were no realized gains or losses for the three and six months ended June 30, 2007.

At June 30, 2008, Lexicon held $59.8 million (par value), with an estimated fair value of $56.6 million, of AAA-rated municipal note investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for Lexicon’s auction rate securities was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by Lexicon in auction rate securities which are the subject of a failed auction, Lexicon may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  As of June 30, 2008, Lexicon classified its entire auction rate security investment balance as long-term investments on its consolidated balance sheet because of the Company’s inability to determine when its investments in auction rate securities would be sold.  Lexicon has also modified its current investment strategy to reallocate its investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At June 30, 2008, observable auction rate securities market information was not available to determine the fair value of Lexicon’s investments. Therefore, Lexicon estimated fair value using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. Based on this assessment of fair value, as of June 30, 2008, Lexicon determined there was a temporary decline in the fair value of its auction rate securities of $3.2 million. If the current market conditions deteriorate further, or a recovery in market values does not occur, Lexicon may be required to record additional unrealized or realized losses in future quarters.

TOC

Excluding auction rate securities, at June 30, 2008, Lexicon had approximately $144.0 million in cash and cash equivalents and short-term investments, including $26.9 million in investments held by Symphony Icon.  Management believes that the working capital available to Lexicon excluding the funds held in auction rate securities will be sufficient to meet its cash requirements for at least the next 12 months.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  Based on market conditions and the unavailability of Level 1 inputs, during the six months ended June 30, 2008, the Company adopted a discounted cash flow valuation methodology for its auction rate securities.  Accordingly, the investments in auction rate securities changed from Level 1 to Level 3 within SFAS No. 157’s valuation levels since the Company’s initial adoption of SFAS No. 157 on January 1, 2008.  The following table provides the fair value measurements of applicable Company financial assets according to the fair value levels defined by SFAS No. 157 as of June 30, 2008.

	Financial Assets at Fair Value as of June 30, 2008
	Level 1	Level 2	Level 3
	(in thousands)

Cash and cash equivalents	$109,649	$—	$—
Short-term investments	7,426	—	—
Short-term investments held by Symphony Icon, Inc.	26,882	—	—
Long-term investments	—	—	56,560
Total cash and cash equivalents and investments	$143,957	$—	$56,560

	Financial Assets at Fair Value as of December 31, 2007
	Level 1	Level 2	Level 3
	(in thousands)

Cash and cash equivalents	$22,938	$—	$—
Short-term investments	199,171	—	—
Short-term investments held by Symphony Icon, Inc.	36,666	—	—
Total cash and cash equivalents and investments	$258,775	$—	$—

TOC
The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the six months ended June 30, 2008.

Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Total unrealized losses included in other comprehensive loss	(3,240)
Net sales and settlements	(18,250)
Transfers into Level 3	78,050
Balance at June 30, 2008	$56,560

7.      Debt Obligations

In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.

8.      Commitments and Contingencies

A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of June 30, 2008 and December 31, 2007.

9.      Comprehensive Loss

Comprehensive loss consists of:

	Three Months Ended June 30,
	2008	2007
	(in thousands)
Net loss	$(20,034)	$(13,591)
Unrealized loss on short-term investments	(190)	(2)
Unrealized loss on long-term investments	(703)	—
Net comprehensive loss	$(20,927)	$(13,593)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net loss	$(37,984)	$(32,506)
Unrealized gain on short-term investments	19	7
Unrealized loss on long-term investments	(3,240)	—
Net comprehensive loss	$(41,205)	$(32,499)

TOC

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

TOC

Since our inception, we have incurred significant losses and, as of June 30, 2008, we had an accumulated deficit of $448.5 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and development programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  In connection with the expansion of our drug discovery and development programs and our ongoing target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

TOC

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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenues	$9.6	$12.6	$18.5	$26.1
Dollar decrease	$3.0		$7.6
Percentage decrease	24%		29%

TOC

•
Collaborative research – Revenue from collaborative research for the three months ended June 30, 2008 decreased 36% to $8.0 million, and for the six months ended June 30, 2008 decreased 37% to $15.6 million, as compared to the comparable period for the prior year, primarily due to the completion in 2007 of the project funded by our award from the Texas Enterprise Fund, the completion in 2007 of the target discovery portion of our alliance with Takeda Pharmaceutical Company Limited, and reduced revenues in the three and six months ended June 30, 2008 under our alliance with N.V. Organon due to our progress towards completing the target discovery portion of the alliance.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended June 30, 2008 increased 843% to $1.6 million, and for the six months ended June 30, 2008 increased 106% to $2.9 million, as compared to the comparable period for the prior year, primarily due to an increase in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total research and development expense	$30.3	$25.6	$58.2	$52.9
Dollar increase	$4.7		$5.3
Percentage increase	19%		10%

Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services principally related to preclinical and clinical development activities, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended June 30, 2008 increased 15% to $12.4 million, as compared to the comparable period for the prior year, primarily due to severance costs associated with a reduction in our personnel in May 2008.  Personnel costs for the six months ended June 30, 2008 increased 3% to $24.3 million, as compared to the comparable period for the prior year, primarily due to higher severance costs associated with reductions in our personnel.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2008 decreased 11% to $4.7 million,  and for the six months ended June 30, 2008 decreased 11% to $9.4 million, as compared to the comparable period for the prior year, primarily due to a decrease in depreciation expense.

•
Laboratory supplies – Laboratory supplies expense for the three months ended June 30, 2008 decreased 25% to $2.1 million, and for the six months ended June 30, 2008 decreased 21% to $4.7 million, as compared to the comparable period for the prior year, primarily due to reallocating resources from genetic research to drug development.

•
Third-party and other services – Third-party and other services for the three months ended June 30, 2008 increased 99% to $8.8 million, and for the six months ended June 30, 2008 increased 80% to $15.2 million, as compared to the comparable period for the prior year, primarily due to an increase in external preclinical and clinical research and development costs.

TOC
•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2008 decreased 9% to $0.9 million, and for the six months ended June 30, 2008 increased 2% to $2.1 million, as compared to the comparable period for the prior year.

•
Other – Other costs for the three months ended June 30, 2008 increased 15% to $1.4 million, and for the six months ended June 30, 2008 increased 9% to $2.5 million, as compared to the comparable period for the prior year.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total general and administrative expense	$5.6	$5.0	$11.1	$10.3
Dollar increase	$0.6		$0.8
Percentage increase	12%		8%

General and administrative expenses consist primarily of personnel costs to support our research and development activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended June 30, 2008 increased 28% to $3.3 million, as compared to the comparable period for the prior year, primarily due to severance costs associated with a reduction in our personnel in May 2008.  Personnel costs for the six months ended June 30, 2008 increased 8% to $6.1 million, as compared to the comparable period for the prior year, primarily due to higher severance costs associated with reductions in our personnel.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2008 were $0.6 million, consistent with the comparable period for the prior year.  Facilities and equipment costs for the six months ended June 30, 2008 decreased 8% to $1.2 million, as compared to the comparable period for the prior year, primarily due to decreased depreciation and maintenance expense.

•
Professional fees – Professional fees for the three months ended June 30, 2008 increased 14% to $0.6 million, and for the six months ended June 30, 2008 increased 52% to $1.5 million, as compared to the comparable period for the prior year, primarily due to increased market research and other consulting costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2008 was $0.6 million, consistent with the comparable period for the prior year.  Stock-based compensation expense for the six months ended June 30, 2008 increased 8% to $1.3 million as compared to the comparable period for the prior year.

•
Other – Other costs for the three months ended June 30, 2008 decreased 28% to $0.5 million, and for the six months ended June 30, 2008 decreased 10% to $1.0 million, as compared to the comparable period for the prior year.

TOC
Interest Income, Interest Expense and Other Expense, Net

Interest Income.  Interest income for the three months ended June 30, 2008 increased 85% to $1.4 million, and for the six months ended June 30, 2008 increased 155% to $4.2 million, as compared to the comparable period for the prior year, due to higher average cash and investment balances.

Interest Expense.  Interest expense for the three months ended June 30, 2008 was $0.7 million, consistent with the comparable period for the prior year.  Interest expense for the six months ended June 30, 2008 decreased 3% to $1.3 million as compared to the comparable period for the prior year.

Other Expense, Net.  Other expense, net was $0.5 million and $1.1 million in the three and six months ended June 30, 2008, respectively, primarily due to the amortization of the asset related to the option to purchase the equity of Symphony Icon.  We have recorded the value of the purchase option as an asset, and we are amortizing this asset over the four-year option period.

Noncontrolling Interest in Symphony Icon, Inc.

For the three months ended June 30, 2008 and 2007, the losses attributable to the noncontrolling interest holders of Symphony Icon were $6.1 million and $4.3 million, respectively.  For the six months ended June 30, 2008 and 2007, the losses attributed to the noncontrolling interest holders of Symphony Icon were $11.1 million and $4.3 million, respectively.

Net Loss and Net Loss per Common Share

Net loss increased to $20.0 million in the three months ended June 30, 2008 from $13.6 million in the comparable period for the prior year.  Net loss per common share decreased to $0.15 in the three months ended June 30, 2008 from $0.17 in the comparable period for the prior year.  Net loss increased to $38.0 million in the six months ended June 30, 2008 from $32.5 million in the comparable period for the prior year.  Net loss per common share decreased to $0.28 in the six months ended June 30, 2008 from $0.41 in the comparable period for the prior year.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, government grants and contracts, and financing obtained under debt and lease arrangements.  From our inception through June 30, 2008, we had received net proceeds of $550.0 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000, $50.1 million from our July 2003 common stock offering, $37.5 million from our October 2006 common stock offering and $198.0 million from our August 2007 sale of common stock to Invus, L.P.  In addition, from our inception through June 30, 2008, we received $433.7 million in cash payments from drug discovery and development alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants and contracts, of which $410.1 million had been recognized as revenues through June 30, 2008.

As of June 30, 2008, we had $173.6 million in cash, cash equivalents and investments, including $56.6 million in auction rate securities as discussed below under “Disclosure about Market Risk,” and $26.9 million in investments held by Symphony Icon.  As of December 31, 2007, we had $222.1 million in cash, cash equivalents and short-term investments, including $78.0 million in auction rate securities, and $36.7 million in investments held by Symphony Icon.  We used cash of $53.2 million in operations in the six months ended June 30, 2008. This consisted primarily of the net loss for the period of $38.0 million, an $11.1 million loss attributable to noncontrolling interest, a $9.6 million decrease in deferred revenue, and a net increase in other operating assets net of liabilities of $3.1 million, partially offset by non-cash charges of $4.1 million related to depreciation expense, $3.4 million related to stock-based compensation expense and $1.1 million related to the amortization of the Symphony Icon purchase option.  Investing activities provided cash of $140.3 million in the six months ended June 30, 2008, primarily due to net maturities of investments of $141.7 million, partially offset by purchases of property and equipment of $1.4 million.  Financing activities used cash of $0.4 million due to principal repayments of $0.4 million on the mortgage loan.

TOC

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

In June 2007, we entered into a series of related agreements providing for the financing of the clinical development of LX6171, LX1031 and LX1032, along with any other pharmaceutical compositions modulating the same targets as those drug candidates.  Under the financing arrangement, we licensed to Symphony Icon, a wholly-owned subsidiary of Symphony Icon Holdings LLC, our intellectual property rights related to the programs and Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs.  We also entered into a share purchase agreement with Holdings under which we issued and sold to Holdings 7,650,622 shares of our common stock in exchange for $15 million and an exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs.  The purchase option is exercisable by us at any time, in our sole discretion, beginning on June 15, 2008 and ending on June 15, 2011 (subject to an earlier exercise right in limited circumstances) at an exercise price of (a) $72 million, if the purchase option is exercised on or after June 15, 2008 and before June 15, 2009, (b) $81 million, if the purchase option is exercised on or after June 15, 2009 and before June 15, 2010 and (c) $90 million, if the purchase option is exercised on or after June 15, 2010 and before June 15, 2011.  The purchase option exercise price may be paid in cash or a combination of cash and common stock, at our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price.

TOC

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

At June 30, 2008, we held $59.8 million (par value), with an estimated fair value of $56.6 million, of AAA-rated municipal note investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state and local municipal entities for the purpose of financing student loans, public projects and other activities.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for Lexicon’s auction rate securities was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by Lexicon in auction rate securities which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  As of June 30, 2008, we classified the entire auction rate security investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in auction rate securities would be sold.  We have also modified our current investment strategy to reallocate our investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

TOC

At June 30, 2008, observable auction rate securities market information was not available to determine the fair value of our investments. Therefore, we estimated fair value using a discounted cash flow model incorporating assumptions that market participants would use in their estimates of fair value. Some of these assumptions include estimates for interest rates, timing and amount of cash flows and expected holding periods of the auction rate securities. Based on this assessment of fair value, as of June 30, 2008 we determined there was a temporary decline in the fair value of our auction rate securities of $3.2 million. If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters.

Excluding auction rate securities, at June 30, 2008, we had approximately $144.0 million in cash and cash equivalents and short-term investments, including $26.9 million in investments held by Symphony Icon.  We believe that the working capital available to us excluding the funds held in auction rate securities will be sufficient to meet our cash requirements for at least the next 12 months.

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

TOC
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

•
we have licensed the intellectual property, including commercialization rights, to our drug candidates LX6171, LX1031 and LX1032 to Symphony Icon and will not receive any future royalties or revenues with respect to these drug candidates unless we exercise our option to purchase Symphony Icon

•
at June 30, 2008, we held $59.8 million (par value), with an estimated fair value of $56.6 million, of auction rate securities for which auctions have failed and, as a result, we may not be able to access these funds without a loss of principal

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

TOC
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

TOC
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

Item 4.                      Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 23, 2008 to consider and vote on the following proposals:

(1)	The following individuals were nominated and elected as Class II directors, with the following numbers of shares voted for and withheld for such directors:

TOC
Name of Director	For	Withheld
Samuel L. Barker, Ph.D.	123,318,698	1,379,408
Christopher J. Sobecki	123,318,698	1,379,408
Judith L. Swain, M.D.	123,318,698	1,379,408
Kathleen M. Wiltsey	123,318,698	1,379,408

(2)	The following additional matters were considered and approved, with the following numbers of shares voted for, voted against and abstaining with respect to such matters:

Matter	For	Against	Abstain
Ratification and approval of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008	123,713,731	834,891	149,482

There were no broker non-votes with respect to any of the proposals.

Item 6.                                Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

TOC

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date: July 30, 2008	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: July 30, 2008	By:	/s/ James F. Tessmer
James F. Tessmer
Vice President, Finance and Accounting

TOC
Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002