Form 10-Q
period 2008-09-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2008-10-31
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008
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
Yes          No        ✓

As of October 29, 2008, 136,796,154 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.	Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2008	2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$100,209	$22,938
Short-term investments, including restricted investments of $430	2,230	199,171
Short-term investments held by Symphony Icon, Inc.	21,147	36,666
Accounts receivable, net of allowance for doubtful accounts of $35	770	1,763
Prepaid expenses and other current assets	7,069	4,112
Total current assets	131,425	264,650
Long-term investments	53,678	—
Property and equipment, net of accumulated depreciation and amortization of $69,714 and $65,004, respectively	66,444	70,829
Goodwill	25,798	25,798
Other assets	6,358	8,019
Total assets	$283,703	$369,296

Liabilities, Noncontrolling Interest and Stockholders’ Equity

Current liabilities:
Accounts payable	$8,055	$7,344
Accrued liabilities	9,338	9,093
Current portion of deferred revenue	6,670	18,030
Current portion of long-term debt	944	880
Total current liabilities	25,007	35,347
Deferred revenue, net of current portion	14,212	16,126
Long-term debt	29,779	30,493
Other long-term liabilities	764	759
Total liabilities	69,762	82,725
Noncontrolling interest in Symphony Icon, Inc.	14,260	30,271

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000 shares authorized; 136,796 and 136,795 shares issued and outstanding, respectively	137	137
Additional paid-in capital	671,484	666,702
Accumulated deficit	(471,978)	(410,535)
Accumulated other comprehensive gain (loss)	38	(4)
Total stockholders’ equity	199,681	256,300
Total liabilities and stockholders’ equity	$283,703	$369,296

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Collaborative research	$7,202	$9,712	$22,789	$34,460
Subscription and license fees	310	455	3,182	1,850
Total revenues	7,512	10,167	25,971	36,310
Operating expenses:
Research and development, including stock-based compensation of $836, $965, $2,913 and $3,000, respectively	27,642	24,518	85,793	77,402
General and administrative, including stock-based compensation of $583, $635, $1,868 and $1,830, respectively	4,692	5,091	15,824	15,395
Total operating expenses	32,334	29,609	101,617	92,797
Loss from operations	(24,822)	(19,442)	(75,646)	(56,487)
Impairment of long-term investments	(3,322)	—	(3,322)	—
Interest income	956	2,166	5,155	3,811
Interest expense	(675)	(694)	(2,020)	(2,077)
Other expense, net	(535)	(8)	(1,621)	(34)
Loss before noncontrolling interest in Symphony Icon, Inc.	(28,398)	(17,978)	(77,454)	(54,787)
Loss attributable to noncontrolling interest in Symphony Icon, Inc.	4,939	3,867	16,011	8,170
Net loss	$(23,459)	$(14,111)	$(61,443)	$(46,617)

Net loss per common share, basic and diluted	$(0.17)	$(0.14)	$(0.45)	$(0.53)
Shares used in computing net loss per common share, basic and diluted	136,796	104,196	136,796	87,331

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(61,443)	$(46,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,057	7,138
Amortization of Symphony Icon purchase option	1,606	—
Loss attributable to noncontrolling interest	(16,011)	(8,170)
Stock-based compensation	4,781	4,830
Impairment of long-term investments	3,322	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	993	(561)
(Increase) decrease in prepaid expenses and other current assets	(2,957)	627
Decrease in other assets	55	82
Increase (decrease) in accounts payable and other liabilities	961	(317)
Decrease in deferred revenue	(13,274)	(17,021)
Net cash used in operating activities	(75,910)	(60,009)
Cash flows from investing activities:
Purchases of property and equipment	(1,672)	(1,297)
Proceeds from disposal of property and equipment	—	1
Purchases of investments held by Symphony Icon, Inc.	—	(44,991)
Maturities of investments held by Symphony Icon, Inc.	15,519	5,421
Purchases of investments	(39,847)	(192,982)
Maturities of investments	179,830	58,985
Net cash provided by (used in) investing activities	153,830	(174,863)
Cash flows from financing activities:
Proceeds from issuance of common stock to Invus, L. P., net of fees	—	198,135
Proceeds from issuance of common stock to Symphony Holdings, LLC, net of fees	—	14,238
Proceeds from exercise of stock options	1	884
Repayment of debt borrowings	(650)	(604)
Proceeds from purchase of noncontrolling interest by preferred shareholders of Symphony Icon, Inc., net of fees	—	42,714
Net cash provided by (used in) financing activities	(649)	255,367
Net increase in cash and cash equivalents	77,271	20,495
Cash and cash equivalents at beginning of period	22,938	30,226
Cash and cash equivalents at end of period	$100,209	$50,721

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,962	$2,004

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for purchase option in conjunction with Symphony Icon, Inc. financing	$—	$8,564
Unrealized gain (loss) on investments	$42	$(146)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.      Basis of Presentation

The accompanying unaudited consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

3.      Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” the Company recorded $1.4 million and $1.6 million of stock-based compensation expense for the three months ended September 30, 2008 and 2007, respectively, and $4.8 million of stock-based compensation expense for the nine months ended September 30, 2008 and 2007.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2008 and 2007, respectively.

	Expected Volatility	Risk-free Interest Rate	Expected Term	Estimated Forfeitures	Dividend Rate
September 30, 2008:
Employees	66%	2.9%	6	22%	0%
Officers and non-employee directors	66%	3.8%	9	6%	0%
September 30, 2007:
Employees	67%	4.5%	6	21%	0%
Officers and non-employee directors	67%	4.6%	9	4%	0%

The following is a summary of option activity under Lexicon’s stock option plans for the nine months ended September 30, 2008:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2007	16,351	$5.65
Granted	4,060	2.08
Exercised	(1)	1.89
Canceled	(3,091)	3.84
Outstanding at September 30, 2008	17,319	5.14
Exercisable at September 30, 2008	11,377	$6.34

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

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2008 and December 31, 2007 are as follows:

	As of September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$100,171	$38	$—	$100,209

Securities maturing within one year:
Certificates of deposit	630	—	—	630
Corporate debt securities	1,600	—	—	1,600
Total short-term investments	$2,230	$—	$—	$2,230
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	21,147	—	—	21,147
Total short-term investments held by Symphony Icon, Inc.	$21,147	$—	$—	$21,147
Securities maturing after ten years:
Auction rate securities	57,000	—	(3,322)	53,678
Total long-term investments	$57,000	$—	$(3,322)	$53,678

Total cash and cash equivalents and investments	$180,548	$38	$(3,322)	$177,264

	As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$22,950	$—	$(12)	$22,938

Securities maturing within one year:
Certificates of deposit	6,312	—	(3)	6,309
Corporate debt securities	41,162	12	(51)	41,123
Commercial paper	71,214	47	—	71,261
U.S. government agencies securities	2,500	3	—	2,503
Total securities maturing within one year	121,188	62	(54)	121,196
Securities maturing after ten years:
Auction rate securities	77,975	—	—	77,975
Total available-for-sale investments	$199,163	$62	$(54)	$199,171
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	36,666	—	—	36,666
Total short-term investments held by Symphony Icon, Inc.	$36,666	$—	$—	$36,666

Total cash and cash equivalents and investments	$258,779	$62	$(66)	$258,775

There were $5,000 and $123,000 of realized gains for the three and nine months ended September 30, 2008, respectively.  There were no realized gains or losses for the three and nine months ended September 30, 2007.

At September 30, 2008, Lexicon held $57.0 million (par value), with an estimated fair value of $53.7 million, of AAA-rated investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for Lexicon’s auction rate securities was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by Lexicon in auction rate securities which are the subject of a failed auction, Lexicon may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  As of September 30, 2008, Lexicon classified its entire auction rate security investment balance as long-term investments on its consolidated balance sheet because of the Company’s inability to determine when its investments in auction rate securities would be sold.  Lexicon has also modified its current investment strategy to reallocate its investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At September 30, 2008, observable auction rate securities market information was not available to determine the fair value of Lexicon’s investments. Lexicon has estimated the fair value of these securities at $53.7 million as of September 30, 2008 using models of the expected future cash flows related to the securities and taking into account probability-weighted assumptions about the cash flows of the underlying student loans.  For each of its auction rate securities, Lexicon evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of a successful auction or redemption at par, issuer default and auction failure for each future auction period.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of September 30, 2008.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Because Lexicon does not intend to hold these securities until the par value is recoverable and management believes the decline in fair value is other-than-temporary, Lexicon recorded a loss of $3.3 million in the three and nine months ended September 30, 2008 to reflect the decline in value of these securities.  This loss is shown as impairment of long-term investments in the consolidated statements of operations.  If the current market conditions deteriorate further, or a recovery in market values does not occur, Lexicon may be required to record additional unrealized or realized losses in future quarters.

In August 2008, the investment bank that sold Lexicon the auction rate securities it currently holds announced a settlement, in principle, with the Securities and Exchange Commission and other state regulatory agencies pursuant to which it has offered Lexicon rights to require the bank to purchase such auction rate securities from Lexicon at par value beginning in June 2010.  Lexicon is also eligible to borrow from an affiliate of the bank at no net cost up to 75% of the market value of the auction rate securities, which loans would become payable upon the bank’s purchase of the auction rate securities.  Lexicon is currently evaluating its options with respect to such offer.

Excluding auction rate securities, at September 30, 2008, Lexicon had approximately $123.6 million in cash and cash equivalents and short-term investments, including $21.1 million in investments held by Symphony Icon.  Management believes that the working capital available to Lexicon excluding the funds held in auction rate securities will be sufficient to meet its cash requirements for at least the next 12 months.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  Based on market conditions and the unavailability of Level 1 inputs, during the nine months ended September 30, 2008, the Company adopted a discounted cash flow valuation methodology for its auction rate securities.  Accordingly, the investments in auction rate securities changed from Level 1 to Level 3 within SFAS No. 157’s valuation levels since the Company’s initial adoption of SFAS No. 157 on January 1, 2008.  The following tables provide the fair value measurements of applicable Company financial assets according to the fair value levels defined by SFAS No. 157 as of September 30, 2008 and December 31, 2007.

	Financial Assets at Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3
	(in thousands)

Cash and cash equivalents	$100,209	$—	$—
Short-term investments	2,230	—	—
Short-term investments held by Symphony Icon, Inc.	21,147	—	—
Long-term investments	—	—	53,678
Total cash and cash equivalents and investments	$123,586	$—	$53,678

	Financial Assets at Fair Value as of December 31, 2007
	Level 1	Level 2	Level 3
	(in thousands)

Cash and cash equivalents	$22,938	$—	$—
Short-term investments	199,171	—	—
Short-term investments held by Symphony Icon, Inc.	36,666	—	—
Total cash and cash equivalents and investments	$258,775	$—	$—

The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the nine months ended September 30, 2008.

Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Unrealized losses included in earnings as impairment of long-term investments	(3,322)
Net sales and settlements	(21,050)
Transfers into Level 3	78,050
Balance at September 30, 2008	$53,678

7.      Debt Obligations

In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.

8.      Commitments and Contingencies

A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of September 30, 2008 and December 31, 2007.

9.      Comprehensive Loss

Comprehensive loss consists of:

	Three Months Ended September 30,
	2008	2007
	(in thousands)
Net loss	$(23,459)	$(14,111)
Unrealized gain (loss) on short-term investments	23	(153)
Net recognized loss on long-term investments included in earnings	3,322	—
Net unrealized change in value of long-term investments	82	—
Net comprehensive loss	$(20,196)	$(14,264)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net loss	$(61,443)	$(46,617)
Unrealized gain (loss) on short-term investments	42	(146)
Net comprehensive loss	$(61,401)	$(46,763)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on discovering and developing breakthrough treatments for human disease.  We use our proprietary gene knockout technology to knock out, or disrupt, the function of genes in mice and then employ an integrated platform of advanced medical technologies to systematically discover the physiological and behavioral functions of the genes we have knocked out and assess the utility of the proteins encoded by the corresponding human genes as potential drug targets.  For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential small molecule, antibody and protein drugs.  We have advanced four drug candidates into human clinical trials, with additional drug candidates in preclinical development and compounds from a number of additional programs in various stages of preclinical research.  We believe that our systematic, target biology-driven approach to drug discovery will enable us to substantially expand our clinical pipeline, and we are engaged in efforts that we refer to as our 10TO10 program with the goal of advancing ten drug candidates into human clinical trials by the end of 2010.

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

Since our inception, we have incurred significant losses and, as of September 30, 2008, we had an accumulated deficit of $472.0 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and development programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  In connection with the expansion of our drug discovery and development programs and our ongoing target validation research efforts, we expect to incur increasing research and development and general and administrative costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total revenues	$7.5	$10.2	$26.0	$36.3
Dollar decrease	$(2.7)		$(10.3)
Percentage decrease	(26)%		(28)%

•
Collaborative research – Revenue from collaborative research for the three months ended September 30, 2008 decreased 26% to $7.2 million, and for the nine months ended September 30, 2008 decreased 34% to $22.8 million, as compared to the comparable period for the prior year, primarily due to the completion in 2007 of the project funded by our award from the Texas Enterprise Fund, the completion in 2007 of the target discovery portion of our alliance with Takeda Pharmaceutical Company Limited, and reduced revenues in the three and nine months ended September 30, 2008 under our alliance with N.V. Organon due to our progress towards completing the target discovery portion of the alliance.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended September 30, 2008 decreased 32% to $0.3 million, as compared to the comparable period for the prior year. Revenue from subscriptions and license fees for the nine months ended September 30, 2008 increased 72% to $3.2 million, as compared to the comparable period for the prior year, primarily due to an increase in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total research and development expense	$27.6	$24.5	$85.8	$77.4
Dollar increase	$3.1		$8.4
Percentage increase	13%		11%

Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services principally related to preclinical and clinical development activities, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended September 30, 2008 decreased 16% to $8.8 million, and for the nine months ended September 30, 2008 decreased 3% to $33.1 million, as compared to the comparable period for the prior year, primarily due to lower salary and benefit costs.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2008 decreased 1% to $4.7 million,  and for the nine months ended September 30, 2008 decreased 8% to $14.1 million, as compared to the comparable period for the prior year, primarily due to a decrease in depreciation expense.

•
Laboratory supplies – Laboratory supplies expense for the three months ended September 30, 2008 decreased 29% to $2.0 million, and for the nine months ended September 30, 2008 decreased 24% to $6.7 million, as compared to the comparable period for the prior year, primarily due to reallocating resources from genetic research to drug development and as a result of the reduction in our personnel in May 2008.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2008 increased 132% to $10.1 million, and for the nine months ended September 30, 2008 increased 98% to $25.3 million, as compared to the comparable period for the prior year, primarily due to an increase in external preclinical and clinical research and development costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2008 decreased 13% to $0.8 million, and for the nine months ended September 30, 2008 decreased 3% to $2.9 million, as compared to the comparable period for the prior year.

•
Other – Other costs for the three months ended September 30, 2008 were $1.2 million, consistent with the comparable period for the prior year. Other costs for the nine months ended September 30, 2008 increased 6% to $3.7 million, as compared to the comparable period for the prior year.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total general and administrative expense	$4.7	$5.1	$15.8	$15.4
Dollar increase (decrease)	$(0.4)		$0.4
Percentage increase (decrease)	(8)%		3%

General and administrative expenses consist primarily of personnel costs to support our research and development activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended September 30, 2008 decreased 7% to $2.3 million, as compared to the comparable period for the prior year, primarily due to lower salary and benefit costs associated with a reduction in our personnel in May 2008.  Personnel costs for the nine months ended September 30, 2008 increased 4% to $8.4 million, as compared to the comparable period for the prior year, primarily due to higher severance costs associated with reductions in our personnel.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2008 increased 11% to $0.7 million, as compared to the comparable period for the prior year.  Facilities and equipment costs for the nine months ended September 30, 2008 were $1.9 million, consistent with the comparable period for the prior year.

•
Professional fees – Professional fees for the three months ended September 30, 2008 decreased 10% to $0.7 million, as compared to the comparable period for the prior year.  Professional fees for the nine months ended September 30, 2008 increased 24% to $2.2 million, as compared to the comparable period for the prior year, primarily due to increased market research and other consulting costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2008 was $0.6 million, consistent with the comparable period for the prior year.  Stock-based compensation expense for the nine months ended September 30, 2008 increased 2% to $1.9 million as compared to the comparable period for the prior year.

•
Other – Other costs for the three months ended September 30, 2008 decreased 26% to $0.4 million, and for the nine months ended September 30, 2008 decreased 16% to $1.5 million, as compared to the comparable period for the prior year.

Impairment of Long-term Investments, Interest Income, Interest Expense and Other Expense, Net

Impairment of Long-Term Investments.  Impairment of long-term investments was $3.3 million for the three and nine months ended September 30, 2008, representing the other-than-temporary decline in fair value of our student loan auction rate securities.

Interest Income.  Interest income for the three months ended September 30, 2008 decreased 56% to $1.0 million, as compared to the comparable period for the prior year, primarily due to lower average cash and investment balances as well as lower yields on our investments. Interest income for the nine months ended September 30, 2008 increased 35% to $5.2 million, as compared to the comparable period for the prior year, due to higher average cash and investment balances.

Interest Expense.  Interest expense for the three months ended September 30, 2008 was $0.7 million, consistent with the comparable period for the prior year.  Interest expense for the nine months ended September 30, 2008 decreased 3% to $2.0 million as compared to the comparable period for the prior year.

Other Expense, Net.  Other expense, net was $0.5 million and $1.6 million in the three and nine months ended September 30, 2008, respectively, primarily due to the amortization of the asset related to the option to purchase the equity of Symphony Icon.  We have recorded the value of the purchase option as an asset, and we are amortizing this asset over the four-year option period.

Noncontrolling Interest in Symphony Icon, Inc.

For the three months ended September 30, 2008 and 2007, the losses attributable to the noncontrolling interest holders of Symphony Icon were $4.9 million and $3.9 million, respectively.  For the nine months ended September 30, 2008 and 2007, the losses attributed to the noncontrolling interest holders of Symphony Icon were $16.0 million and $8.2 million, respectively.

Net Loss and Net Loss per Common Share

Net loss increased to $23.5 million in the three months ended September 30, 2008 from $14.1 million in the comparable period for the prior year.  Net loss per common share increased to $0.17 in the three months ended September 30, 2008 from $0.14 in the comparable period for the prior year.  Net loss increased to $61.4 million in the nine months ended September 30, 2008 from $46.6 million in the comparable period for the prior year.  Net loss per common share decreased to $0.45 in the nine months ended September 30, 2008 from $0.53 in the comparable period for the prior year.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery alliance, target validation, database subscription and license agreements, government grants and contracts, and financing obtained under debt and lease arrangements.  From our inception through September 30, 2008, we had received net proceeds of $550.0 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000, $50.1 million from our July 2003 common stock offering, $37.5 million from our October 2006 common stock offering and $198.0 million from our August 2007 sale of common stock to Invus, L.P.  In addition, from our inception through September 30, 2008, we received $437.4 million in cash payments from drug discovery and development alliances, target validation collaborations, database subscription and technology license fees, sales of compound libraries and reagents, and government grants and contracts, of which $417.6 million had been recognized as revenues through September 30, 2008.

As of September 30, 2008, we had $177.3 million in cash, cash equivalents and investments, including $53.7 million in auction rate securities as discussed below under “Disclosure about Market Risk,” and $21.1 million in investments held by Symphony Icon.  As of December 31, 2007, we had $222.1 million in cash, cash equivalents and short-term investments, including $78.0 million in auction rate securities, and $36.7 million in investments held by Symphony Icon.  We used cash of $75.9 million in operations in the nine months ended September 30, 2008. This consisted primarily of the net loss for the period of $61.4 million, a $16.0 million loss attributable to noncontrolling interest, a $13.3 million decrease in deferred revenue, and a net increase in other operating assets net of liabilities of $0.9 million, partially offset by non-cash charges of $6.1 million related to depreciation expense, $4.8 million related to stock-based compensation expense, $3.3 million related to impairment of long-term investments and $1.6 million related to the amortization of the Symphony Icon purchase option.  Investing activities provided cash of $153.8 million in the nine months ended September 30, 2008, primarily due to net maturities of investments of $155.5 million, partially offset by purchases of property and equipment of $1.7 million.  Financing activities used cash of $0.6 million primarily due to principal repayments of $0.7 million on the mortgage loan.

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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We maintain a short-term investment portfolio which consists of U.S. Treasury bills, money market accounts, corporate debt securities and certificates of deposit that mature three to 12 months from the time of purchase and a long-term investment portfolio which consists of auction rate securities that mature greater than 12 months from the time of purchase, which we believe are subject to limited market and credit risk, other than as discussed below.  We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

At September 30, 2008, we held $57.0 million (par value), with an estimated fair value of $53.7 million, of AAA-rated investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for our auction rate securities was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by Lexicon in auction rate securities which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  As of September 30, 2008, we classified the entire auction rate security investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in auction rate securities would be sold.  We have also modified our current investment strategy to reallocate our investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At September 30, 2008, observable auction rate securities market information was not available to determine the fair value of our investments. We have estimated the fair value of these securities at $53.7 million as of September 30, 2008 using models of the expected future cash flows related to the securities and taking into account probability-weighted assumptions about the cash flows of the underlying student loans.  For each of our auction rate securities, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of a successful auction or a redemption at par, issuer default and auction failure for each future auction period.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of September 30, 2008.  These assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change.  Because we do not intend to hold these securities until the par value is recoverable and we believe the decline in fair value is other-than-temporary, we recorded a loss of $3.3 million in the three and nine months ended September 30, 2008 to reflect the decline in value of these securities.  This loss is shown as impairment of long-term investments in the consolidated statements of operations.  If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters.

In August 2008, the investment bank that sold us the auction rate securities we currently hold announced a settlement, in principle, with the Securities and Exchange Commission and other state regulatory agencies pursuant to which it has offered us rights to require the bank to purchase such auction rate securities from us at par value beginning in June 2010.  We are also eligible to borrow from an affiliate of the bank at no net cost up to 75% of the market value of the auction rate securities, which loans would become payable upon the bank’s purchase of the auction rate securities.  We are currently evaluating our options with respect to such offer.

Excluding auction rate securities, at September 30, 2008, we had approximately $123.6 million in cash and cash equivalents and short-term investments, including $21.1 million in investments held by Symphony Icon.  We believe that the working capital available to us excluding the funds held in auction rate securities will be sufficient to meet our cash requirements for at least the next 12 months.

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

•
we have licensed the intellectual property, including commercialization rights, to our drug candidates LX6171, LX1031 and LX1032 to Symphony Icon and will not receive any future royalties or revenues with respect to these drug candidates unless we exercise our option to purchase Symphony Icon

•
at September 30, 2008, we held $57.0 million (par value), with an estimated fair value of $53.7 million, of auction rate securities for which auctions have failed and, as a result, we may not be able to access these funds without a loss of principal

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

Lexicon Pharmaceuticals, Inc.

Date: October 31, 2008	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: October 31, 2008	By:	/s/ James F. Tessmer
James F. Tessmer
Vice President, Finance and Accounting

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002