Form 10-Q
period 2009-03-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2009-04-29
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	✓	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer             Accelerated filer     ✓    Non-accelerated filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	✓

As of April 27, 2009, 137,330,254 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.          Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,953	$85,873
Short-term investments, including restricted investments of $430	60,479	629
Short-term investments held by Symphony Icon, Inc.	11,832	16,610
Accounts receivable, net of allowances of $35	1,248	568
Prepaid expenses and other current assets	3,703	5,487
Total current assets	94,215	109,167
Long-term investments	56,203	55,686
Property and equipment, net of accumulated depreciation and amortization of $72,887 and $71,102, respectively	63,027	65,087
Goodwill	25,798	25,798
Other assets	5,209	5,770
Total assets	$244,452	$261,508

Liabilities and Equity

Current liabilities:
Accounts payable	$3,083	$7,926
Accrued liabilities	5,106	6,615
Current portion of deferred revenue	3,109	5,672
Current portion of long-term debt	984	963
Total current liabilities	12,282	21,176
Deferred revenue, net of current portion	14,212	14,212
Long-term debt	43,939	29,529
Other long-term liabilities	727	764
Total liabilities	71,160	65,681

Commitments and contingencies

Equity:
Lexicon Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000 shares authorized; 137,331 and 136,797 shares issued and outstanding, respectively	137	137
Additional paid-in capital	674,645	672,838
Accumulated deficit	(508,955)	(487,395)
Accumulated other comprehensive loss	(5)	—
Total Lexicon Pharmaceuticals, Inc. stockholders’ equity	165,822	185,580
Noncontrolling interest in Symphony Icon, Inc.	7,470	10,247
Total equity	173,292	195,827
Total liabilities and equity	$244,452	$261,508

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Collaborative research	$3,605	$7,634
Subscription and license fees	563	1,259
Total revenues	4,168	8,893
Operating expenses:
Research and development, including stock-based compensation of $829 and $1,127, respectively	22,976	27,802
General and administrative, including stock-based compensation of $613 and $652, respectively	4,762	5,529
Total operating expenses	27,738	33,331
Loss from operations	(23,570)	(24,438)
Gain on long-term investments, net	517	—
Interest income	327	2,781
Interest expense	(666)	(670)
Other expense, net	(945)	(547)
Consolidated net loss	(24,337)	(22,874)
Less: Net loss attributable to noncontrolling interest in Symphony Icon, Inc.	2,777	4,924
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(21,560)	$(17,950)

Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.16)	$(0.13)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	137,075	136,795

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Lexicon Pharmaceuticals, Inc. Stockholders
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Par Value
Balance at December 31, 2007	136,796	$137	$666,702	$(410,535)	$(4)	$256,300	$30,271	$286,571
Stock-based compensation	—	—	1,779	—	—	1,779	—	1,779
Net loss	—	—	—	(17,950)	—	(17,950)	(4,924)	(22,874)
Unrealized loss on investments	—	—	—	—	(2,328)	(2,328)	—	(2,328)
Comprehensive loss						(20,278)		(25,202)
Balance at March 31, 2008	136,796	$137	$668,481	$(428,485)	$(2,332)	$237,801	$25,347	$263,148

Balance at December 31, 2008	136,797	$137	$672,838	$(487,395)	$—	$185,580	$10,247	$195,827
Stock-based compensation	—	—	1,807	—	—	1,807	—	1,807
Grant of restricted stock	534	—	—	—	—	—	—	—
Net loss	—	—	—	(21,560)	—	(21,560)	(2,777)	(24,337)
Unrealized loss on investments	—	—	—	—	(5)	(5)	—	(5)
Comprehensive loss						(21,565)		(24,342)
Balance at March 31, 2009	137,331	$137	$674,645	$(508,955)	$(5)	$165,822	$7,470	$173,292

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(21,560)	$(17,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,772	2,058
Impairment of fixed assets	406	—
Amortization of Symphony Icon, Inc. purchase option	535	535
Loss attributable to noncontrolling interest	(2,777)	(4,924)
Stock-based compensation	1,442	1,779
Impairment of long-term investments	41	—
Gain on ARS Rights	(558)	—
Loss on disposal of property and equipment	2	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(680)	519
Decrease in prepaid expenses and other current assets	1,784	489
Decrease in other assets	26	22
Decrease in accounts payable and other liabilities	(6,024)	(2,787)
Decrease in deferred revenue	(2,563)	(6,296)
Net cash used in operating activities	(28,154)	(26,555)
Cash flows from investing activities:
Purchases of property and equipment	(156)	(879)
Proceeds from disposal of property and equipment	36	—
Maturities of investments held by Symphony Icon, Inc.	4,778	3,245
Purchases of short-term investments	(59,955)	(39,848)
Maturities of short-term investments	100	100,773
Net cash provided by (used in) investing activities	(55,197)	63,291
Cash flows from financing activities:
Proceeds from debt borrowings	14,800	—
Repayment of debt borrowings	(369)	(217)
Net cash provided by (used in) financing activities	14,431	(217)
Net increase (decrease) in cash and cash equivalents	(68,920)	36,519
Cash and cash equivalents at beginning of period	85,873	22,938
Cash and cash equivalents at end of period	$16,953	$59,457

Supplemental disclosure of cash flow information:
Cash paid for interest	$626	$656

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments	$(5)	$(2,328)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

2.      Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive.  There are no differences between basic and diluted net loss per share for all periods presented.

3.      Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” the Company recorded $1.4 million and $1.8 million of stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2009 and 2008, respectively.

	Expected Volatility	Risk-free Interest Rate	Expected Term	Estimated Forfeitures	Dividend Rate
March 31, 2009:
Employees	78%	1.9%	5	23%	0%
Officers and non-employee directors	76%	2.6%	8	6%	0%
March 31, 2008:
Employees	66%	2.9%	6	20%	0%
Officers and non-employee directors	66%	3.8%	9	4%	0%

The following is a summary of option activity under Lexicon’s stock option plans for the three months ended March 31, 2009:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2008	16,898	$5.13
Granted	4,448	1.45
Expired	(539)	4.37
Forfeited	(392)	2.73
Outstanding at March 31, 2009	20,415	4.39
Exercisable at March 31, 2009	12,068	$6.01

During the three months ended March 31, 2009, Lexicon granted its officers restricted stock bonus awards under the 2000 Equity Incentive Plan in lieu of cash bonus awards.  The shares subject to the awards vest in two installments over the one-year period following the date of grant.  The following is a summary of restricted stock activity under Lexicon’s stock option plans for the three months ended March 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2008	—	$—
Granted	534	1.45
Nonvested at March 31, 2009	534	$1.45

4.      Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  More specifically, SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, which ranks the quality and reliability of the information used to determine fair values.  SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The adoption of SFAS No. 157 did not have an effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have an effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not materially affect its financial position or results of operations, other than reclassifying the noncontrolling interest in Symphony Icon to equity for all periods presented.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-01, “Accounting for Collaborative Arrangements,” which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements.  The adoption of EITF No. 07-01 did not have an effect on the Company's financial position or results of operations, other than requiring additional disclosures.  Most of the required disclosures were included in the Company's annual report on Form 10-K for the year ended December 31, 2008.  See note 12, “Collaboration and License Agreements,” for additional required disclosures.

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2009 and December 31, 2008 are as follows:

	As of March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Cash and cash equivalents	$16,953	$—	$—	$16,953

Securities maturing within one year:
Certificates of deposit	509	—	—	509
U.S. treasury securities	59,975	—	(5)	59,970
Total short-term investments	$60,484	$—	$(5)	$60,479
Securities maturing after one year through five years:
ARS Rights	—	12,618	—	12,618
Securities maturing after ten years:
Auction rate securities	57,000	—	(13,415)	43,585
Total long-term investments	$57,000	$12,618	$(13,415)	$56,203
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	11,832	—	—	11,832
Total short-term investments held by Symphony Icon, Inc.	$11,832	$—	$—	$11,832

Total cash and cash equivalents and investments	$146,269	$12,618	$(13,420)	$145,467

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$85,873	$—	$—	$85,873

Securities maturing within one year:
Certificates of deposit	629	—	—	629
Total short-term investments	$629	$—	$—	$629
Securities maturing after one year through five years:
ARS Rights	—	12,060	—	12,060
Securities maturing after ten years:
Auction rate securities	57,000	—	(13,374)	43,626
Total long-term investments	$57,000	$12,060	$(13,374)	$55,686
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	16,610	—	—	16,610
Total short-term investments held by Symphony Icon, Inc.	$16,610	$—	$—	$16,610

Total cash and cash equivalents and investments	$160,112	$12,060	$(13,374)	$158,798

There were no realized gains or losses for the three months ended March 31, 2009.  There were $31,000 of realized gains for the three months ended March 31, 2008.

At March 31, 2009, Lexicon held $57.0 million (par value), with an estimated fair value of $43.6 million, of investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for Lexicon’s auction rate securities was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by Lexicon in auction rate securities which are the subject of a failed auction, Lexicon may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  Lexicon has classified its entire auction rate security investment balance as long-term investments on its consolidated balance sheets because of the Company’s inability to determine when its investments in auction rate securities will be sold.  Lexicon has also modified its current investment strategy to reallocate its investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At March 31, 2009, observable auction rate securities market information was not available to determine the fair value of Lexicon’s investments. Lexicon has estimated the fair value of these securities at $43.6 million as of March 31, 2009 using models of the expected future cash flows related to the securities and taking into account assumptions about the cash flows of the underlying student loans, as well as secondary market trading data.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of March 31, 2009.  The underlying assumptions are volatile and are subject to change as market conditions change.

In November 2008, Lexicon accepted an offer from UBS AG, the investment bank that sold Lexicon the auction rate securities, providing Lexicon with rights related to its auction rate securities (“ARS Rights”).  The ARS Rights permit Lexicon to require UBS to purchase its $57.0 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the securities at any time by paying Lexicon the par value of such securities.  Management expects to exercise the ARS Rights and sell Lexicon’s auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the ARS Rights.  Lexicon is also eligible to borrow from an affiliate of UBS at no net cost up to 75% of the market value of the securities, as determined by such affiliate, which loans would become payable upon the investment bank’s purchase or sale of the securities (see note 8).

The enforceability of the ARS Rights results in a separate asset that will be measured at its fair value.  Lexicon elected to measure the ARS Rights under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  As a result of accepting the ARS Rights, Lexicon elected in 2008 to classify the ARS Rights and reclassify its investments in auction rate securities as trading securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  As a result, Lexicon will be required to assess the fair value of these two individual assets and record changes each period until the ARS Rights are exercised and the auction rate securities are redeemed.  During the three months ended March 31, 2009, Lexicon recorded a loss of $41,000 to reflect the decline in fair value of the auction rate securities, and recorded a gain of $558,000 to reflect the increase in fair value of the ARS Rights, which are reflected in gain on long-term investments, net, in the accompanying consolidated statement of operations.  Lexicon expects that subsequent changes in the value of the ARS Rights will largely offset the subsequent fair value movements of the auction rate securities, subject to the continued expected performance by the investment bank of its obligations under the agreement.

Excluding auction rate securities and the ARS Rights, at March 31, 2009, Lexicon had approximately $89.3 million in cash and cash equivalents and short-term investments, including $11.8 million in investments held by Symphony Icon.  Management believes that the working capital available to Lexicon excluding the funds held in auction rate securities and the UBS credit line entered into in January 2009 will be sufficient to meet its cash requirements for at least the next 12 months.

6.      Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  SFAS No. 157 defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Company financial assets that are measured at fair value on a recurring basis according to the fair value levels defined by SFAS No. 157 as of March 31, 2009 and December 31, 2008.

	Financial Assets at Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$16,953	$—	$—	$16,953
Short-term investments	60,479	—	—	60,479
Short-term investments held by Symphony Icon, Inc.	11,832	—	—	11,832
Long-term investments	—	—	56,203	56,203
Total cash and cash equivalents and investments	$89,264	$—	$56,203	$145,467

	Financial Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$85,873	$—	$—	$85,873
Short-term investments	629	—	—	629
Short-term investments held by Symphony Icon, Inc.	16,610	—	—	16,610
Long-term investments	—	—	55,686	55,686
Total cash and cash equivalents and investments	$103,112	$—	$55,686	$158,798

The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the three months ended March 31, 2009.

Long-term Investments
(in thousands)
Balance at December 31, 2008	$55,686
Unrealized gains included in earnings as gain on long-term investments, net	517
Balance at March 31, 2009	$56,203

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include goodwill associated with the acquisition of Coelacanth Corporation in 2001.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.

7.      Goodwill

On July 12, 2001, Lexicon completed the acquisition of Coelacanth Corporation in a merger. Coelacanth, now Lexicon Pharmaceuticals (New Jersey), Inc., forms the core of the Company’s division responsible for small molecule compound discovery.  The results of Lexicon Pharmaceuticals (New Jersey), Inc. are included in the Company’s results of operations for the periods subsequent to the acquisition.

Goodwill associated with the acquisition of $25.8 million, which represents the excess of the $36.0 million purchase price over the fair value of the underlying net identifiable assets, was assigned to the consolidated entity, Lexicon.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the goodwill balance is not subject to amortization, but is tested at least annually for impairment at the reporting unit level, which is the Company’s single operating segment.  During 2008, the Company performed an impairment test of goodwill on its annual impairment assessment date.  This test did not result in an impairment of goodwill.

As of March 31, 2009, given the current global economic downturn and decrease in the price of the Company’s common stock as listed on the Nasdaq Global Market on such date, the Company performed an impairment test of goodwill and determined that the goodwill balance is not impaired.  However, if in the future the Company’s common stock price decreases further, the Company will reassess the carrying value of goodwill and may record an impairment charge at that time.

To perform an impairment test, the Company uses the market capitalization approach to measure fair value of the reporting unit. Under this approach, fair value is calculated as the average closing price of Lexicon’s common stock on the Nasdaq Global Market for the 30 days preceding the date that the impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  The inputs used to calculate fair value are classified as Level 3 under SFAS No. 157 due to the subjectivity in the determination of the control premium.  The average closing price of Lexicon's common stock is a Level 1 input; however the control premium is a Level 3 input as the control premium is determined using transactions within the Company's industry in the market.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  There was no impairment of goodwill in the three months ended March 31, 2009.

8.      Debt Obligations

In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.

In January 2009, Lexicon entered into a credit line agreement with UBS Bank USA that provides up to an aggregate amount of $37.9 million in the form of an uncommitted, demand, revolving line of credit.  Lexicon entered into the credit line in connection with its acceptance of an offer from UBS AG, the investment bank that sold Lexicon its auction rate securities, providing Lexicon with rights to require UBS to purchase its $57.0 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  The credit line is secured only by these auction rate securities and advances under the credit line will be made on a “no net cost” basis, meaning that the interest paid by Lexicon on advances will not exceed the interest or dividends paid to Lexicon by the issuer of the auction rate securities.  As of March 31, 2009, Lexicon had $14.7 million outstanding under this credit line.

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

Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company received from Holdings an exclusive purchase option (the “Purchase Option”) that gives the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs.  The Purchase Option is exercisable by the Company at any time, in its sole discretion, until June 15, 2011 at an exercise price of (i) $72 million, if the Purchase Option is exercised before June 15, 2009, (ii) $81 million, if the Purchase Option is exercised on or after June 15, 2009 and before June 15, 2010 and (iii) $90 million, if the Purchase Option is exercised on or after June 15, 2010 and before June 15, 2011.  The Purchase Option exercise price may be paid in cash or a combination of cash and common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price.  Lexicon has calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million (calculated at the time of issuance) and the $15.0 million in cash received from Holdings for the issuance of the common stock.  Lexicon has recorded the value of the Purchase Option as an asset, and is amortizing this asset over the four-year option period.  The unamortized balance of $4.7 million and $5.3 million is recorded in other assets in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively, and the amortization expense of $535,000 is recorded in other expense, net in the accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008.

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

In accordance with FIN 46R, Lexicon has determined that Symphony Icon is a variable interest entity for which it is the primary beneficiary.  This determination was based on Holdings’ lack of controlling rights with respect to Symphony Icon’s activities and the limitation on the amount of expected residual returns Holdings may expect from Symphony Icon if Lexicon exercises its Purchase Option.  Lexicon has determined it is a variable interest holder of Symphony Icon due to its contribution of the intellectual property relating to the Programs and its issuance of shares of its common stock in exchange for the Purchase Option, which Lexicon intends to exercise if the development of the Programs is successful.  Lexicon has determined that it is a primary beneficiary as a result of certain factors, including its primary responsibility for the development of the Programs and its contribution of the intellectual property relating to the Programs.  As a result, Lexicon has included the financial condition and results of operations of Symphony Icon in its consolidated financial statements.  Symphony Icon’s cash and cash equivalents have been recorded on Lexicon’s consolidated financial statements as short-term investments held by Symphony Icon.  The noncontrolling interest in Symphony Icon on Lexicon’s consolidated balance sheet initially reflected the $45 million proceeds contributed into Symphony Icon less $2.3 million of structuring and legal fees.  As the collaboration progresses, this line item will be reduced by Symphony Icon’s losses, which were $2.8 million and $4.9 million in the three months ended March 31, 2009 and 2008, respectively. The reductions to the noncontrolling interest in Symphony Icon will be reflected in Lexicon’s consolidated statements of operations using a similar caption and will reduce the amount of Lexicon’s reported net loss.  Through March 31, 2009, Lexicon has not charged any license fees and has not recorded any revenue from Symphony Icon, and does not expect to do so based on the current agreements with Symphony Icon and Holdings.

10.           Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $10.9 million.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of March 31, 2009 and December 31, 2008.

Legal Proceedings:  On October 20, 2008, Lexicon received correspondence from counsel to the University of Utah Research Foundation (“UURF”) alleging that Lexicon was in breach of certain obligations purported to exist under its license agreement with GenPharm International, Inc., under which Lexicon obtained a sublicense under certain patents exclusively licensed from UURF by GenPharm, and related letter agreements between Lexicon and UURF governing the payment of royalties.  The correspondence alleged that Lexicon breached the relevant agreements by, among other things, purportedly failing to pay all required royalties and ignoring obligations that UURF contends are expressed or implied in the relevant agreements. On December 16, 2008, Lexicon filed a complaint against UURF in the District Court of Montgomery County, Texas seeking a declaration that Lexicon is in full compliance with its license and royalty obligations.  On January 26, 2009, UURF filed a notice seeking to remove the case to the United States District Court for the Southern District of Texas.  UURF filed an answer and counterclaims on February 2, 2009 asserting breach of contract claims consistent with the claims made by UURF in its October 2008 correspondence and patent infringement which it claims has occurred since approximately December 17, 2008.  On February 23, 2009, Lexicon filed an answer to UURF’s counterclaims.

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

11.           Comprehensive Loss

Comprehensive loss consists of:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(21,560)	$(17,950)
Unrealized gain (loss) on short-term investments	(5)	209
Unrealized loss on long-term investments	—	(2,537)
Net comprehensive loss attributable to Lexicon Pharmaceuticals, Inc.	$(21,565)	$(20,278)

12.           Collaboration and  License Agreements

Lexicon has derived substantially all of its revenues from drug discovery and development collaborations, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts, technology licenses, subscriptions to its databases and compound library sales.  Revenues generated from third parties under collaborative arrangements are recorded on a gross basis on the consolidated statements of operations as Lexicon is the principal participant for these transactions as defined by EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”

Lexicon established an alliance with Bristol-Myers Squibb in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field.  Revenue recognized under this agreement was $0.8 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively.

Lexicon established an alliance with Genentech in December 2002 to discover novel therapeutic proteins and antibody targets.  Revenue recognized under this agreement was none and $1.1 million for the three months ended March 31, 2009 and 2008, respectively.

Lexicon established an alliance with Organon in May 2005 to jointly discover, develop and commercialize novel biotherapeutic drugs.  Revenue recognized under this agreement was $1.5 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively.

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

Since our inception, we have incurred significant losses and, as of March 31, 2009, we had an accumulated deficit of $509.0 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, legal expenses resulting from intellectual property prosecution and other expenses related to our drug discovery and development programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities.  In connection with the expansion of our drug discovery and development programs, we expect to continue to incur significant research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements.”  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  More specifically, SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, which ranks the quality and reliability of the information used to determine fair value.  SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The adoption of SFAS No. 157 did not have an effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our adoption of SFAS No. 141(R) on January 1, 2009 did not have an effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Our adoption of SFAS No. 160 on January 1, 2009 did not materially affect our financial position or results of operations, other than reclassifying the noncontrolling interest in Symphony Icon to equity for all periods presented.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-01, “Accounting for Collaborative Arrangements,” which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements.  The adoption of EITF No. 07-01 did not have an effect on our financial position or results of operations, other than requiring additional disclosures.  Most of the required disclosures were included in our annual report on Form 10-K for the year ended December 31, 2008.  See note 12, “Collaboration and License Agreements,” in the accompanying footnotes for additional required disclosures.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2009	2008
Total revenues	$4.2	$8.9
Dollar decrease	$(4.7)
Percentage decrease	(53)%

•
Collaborative research – Revenue from collaborative research decreased 53% to $3.6 million, primarily due to reduced revenues in the three months ended March 31, 2009 under our alliance with Bristol-Myers Squibb, reduced revenues under our alliance with N.V. Organon due to our progress towards completing the target discovery portion of the alliance, and the completion in 2008 of the target discovery portion of our alliance with Genentech.

•	Subscription and license fees – Revenue from subscriptions and license fees decreased 55% to $0.6 million, primarily due to a decrease in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2009	2008
Total research and development expense	$23.0	$27.8
Dollar decrease	$(4.8)
Percentage decrease	(17)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services and stock-based compensation expenses.

•
Personnel – Personnel costs decreased 11% to $10.6 million, primarily due to reductions in our personnel in May 2008 and January 2009, offset in part by associated severance costs.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 12% to $4.1 million, primarily due to a decrease in depreciation expense.

•	Laboratory supplies – Laboratory supplies expense decreased 35% to $1.7 million, primarily as a result of reductions in our personnel in May 2008 and January 2009.

•	Third-party and other services – Third-party and other services decreased 23% to $4.9 million, primarily due to a decrease in external preclinical research and development costs.

•	Stock-based compensation – Stock-based compensation expense decreased 26% to $0.8 million.

•	Other – Other costs decreased 27% to $0.8 million.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2009	2008
Total general and administrative expense	$4.8	$5.5
Dollar decrease	$(0.8)
Percentage decrease	(14)%

General and administrative expenses consist primarily of personnel costs to support our research activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.

•
Personnel – Personnel costs decreased 12% to $2.5 million, primarily due to reductions in our personnel in May 2008 and January 2009.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs increased 11% to $0.7 million.

•	Professional fees – Professional fees decreased 25% to $0.6 million, primarily due to decreased legal fees and market research costs.

•	Stock-based compensation – Stock-based compensation expense decreased 6% to $0.6 million.

•	Other – Other costs decreased 42% to $0.3 million.

Gain on Long-Term Investments, Net, Interest Income, Interest Expense and Other Expense, Net

Gain on Long-Term Investments, Net.  Gain on long-term investments was $558,000 for the three months ended March 31, 2009, representing the increase in fair value of the rights obtained from UBS AG, the investment bank that sold us our auction rate securities.  This gain was partially offset by a loss on long-term investments of $41,000 for the three months ended March 31, 2009, representing the decline in fair value of our student loan auction rate securities.

Interest Income.  Interest income decreased 88% to $0.3 million in the three months ended March 31, 2009 from $2.8 million in the corresponding period in 2008, due to lower yields on our investments as well as lower average cash and investment balances.

Interest Expense.  Interest expense was $0.7 million in the three months ended March 31, 2009, consistent with the prior year.

Other Expense, Net.  Other expense, net increased 73% to $0.9 million in the three months ended March 31, 2009 from $0.5 million in the corresponding period in 2008, primarily due to an impairment of surplus equipment as a result of our restructuring in January 2009.

Noncontrolling Interest in Symphony Icon, Inc.

For the three months ended March 31, 2009 and 2008, the losses attributable to the noncontrolling interest holders of Symphony Icon were $2.8 million and $4.9 million, respectively.

Net Loss Attributable to Lexicon Pharmaceuticals, Inc. and Net Loss Attributable to Lexicon Pharmaceuticals, Inc. per Common Share

Net Loss Attributable to Lexicon Pharmaceuticals, Inc. and Net Loss Attributable to Lexicon Pharmaceuticals, Inc. per Common Share.  Net loss attributable to Lexicon Pharmaceuticals, Inc. increased to $21.6 million in the three months ended March 31, 2009 from $18.0 million in the corresponding period in 2008.  Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share increased to $0.16 in the three months ended March 31, 2009 from $0.13 in the corresponding period in 2008.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through March 31, 2009, we had received net proceeds of $550.0 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000, $50.1 million from our July 2003 common stock offering, $37.5 million from our October 2006 common stock offering and $198.0 million from our August 2007 sale of common stock to Invus, L.P.  In addition, from our inception through March 31, 2009, we received $443.9 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $428.2 million had been recognized as revenues through March 31, 2009.

As of March 31, 2009, we had $133.6 million in cash, cash equivalents and investments, including $56.2 million in auction rate securities and related rights as discussed below under “Disclosure about Market Risk,” and $11.8 million in investments held by Symphony Icon.  As of December 31, 2008, we had $142.2 million in cash, cash equivalents and investments, including $55.7 million of auction rate securities and related rights, and $16.6 million in investments held by Symphony Icon.  We used cash of $28.2 million in operations in the three months ended March 31, 2009. This consisted primarily of the net loss for the period of $21.6 million, a net increase in other operating assets net of liabilities of $4.9 million, a $2.8 million loss attributable to noncontrolling interest, and a $2.6 million decrease in deferred revenue, partially offset by non-cash charges of $1.8 million related to depreciation expense, $1.4 million related to stock-based compensation expense and $0.5 million related to the amortization of the Symphony Icon purchase option.  Investing activities used cash of $55.2 million in the three months ended March 31, 2009, primarily due to purchases of short-term investments of $60.0 million, partially offset by maturities of short-term investments of $4.9 million.  Financing activities provided cash of $14.4 million due to proceeds from debt borrowings of $14.8 million, partially offset by repayment of debt borrowings of $0.4 million.

In January 2009, we entered into a credit line agreement with UBS Bank USA that provides up to an aggregate amount of $37.9 million in the form of an uncommitted, demand, revolving line of credit.  We entered into the credit line in connection with our acceptance of an offer from UBS AG, the investment bank that sold us our auction rate securities, providing us with rights to require UBS to purchase our $57.0 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  The credit line is secured only by these auction rate securities and advances under the credit line will be made on a “no net cost” basis, meaning that the interest paid by us on advances will not exceed the interest or dividends paid to us by the issuer of the auction rate securities.  As of March 31, 2009, we had $14.7 million outstanding under this credit line.

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

At March 31, 2009, we held $57.0 million (par value), with an estimated fair value of $43.6 million, of investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer.  Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for our auction rate securities was highly liquid.  Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction.  The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate.  In the case of funds invested by us in auction rate securities which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  As of March 31, 2009, we classified the entire auction rate security investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in auction rate securities would be sold.  We have also modified our current investment strategy to reallocate our investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At March 31, 2009, observable auction rate securities market information was not available to determine the fair value of our investments. We have estimated the fair value of these securities at $43.6 million as of March 31, 2009 using models of the expected future cash flows related to the securities and taking into account assumptions about the cash flows of the underlying student loans, as well as secondary market data.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of March 31, 2009.  The underlying sources of these assumptions are volatile and the assumptions are subject to change as those sources and market conditions change.

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

The enforceability of the rights results in a separate asset that will be measured at its fair value.  We elected to measure the rights under the fair value option of SFAS No. 159.  As a result of accepting the rights, we elected in 2008 to classify the rights and reclassify our investments in auction rate securities as trading securities, as defined by SFAS No. 115.  As a result, we will be required to assess the fair value of these two individual assets and record changes each period until the rights are exercised and the auction rate securities are redeemed.  During the three months ended March 31, 2009, we recorded a loss of $41,000 to reflect the decline in fair value of the auction rate securities, and recorded a gain of $558,000 to reflect the increase in fair value of the rights, which are reflected in gain on long-term investments, net, in the accompanying consolidated statement of operations.  We expect that subsequent changes in the value of the rights will largely offset the subsequent fair value movements of the auction rate securities, subject to the continued expected performance by the investment bank of its obligations under the agreement.

Excluding auction rate securities and the related rights, at March 31, 2009, we had approximately $89.3 million in cash and cash equivalents and short-term investments, including $11.8 million in investments held by Symphony Icon.  We believe that the working capital available to us excluding the funds held in auction rate securities and the UBS credit line entered into in January 2009 will be sufficient to meet our cash requirements for at least the next 12 months.

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

•
we have licensed the intellectual property, including commercialization rights, to our drug candidates LX1031 and LX1032 to Symphony Icon and will not receive any future royalties or revenues with respect to these drug candidates unless we exercise our option to purchase Symphony Icon

•
at March 31, 2009, we held $57.0 million (par value), with an estimated fair value of $43.6 million, of auction rate securities for which auctions have failed and, as a result, we may not be able to access at least the portion of these funds for which alternative funding is not available through our credit line with UBS Bank USA without a loss of principal

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

•
clinical testing of our drug candidates in humans is an inherently risky and time-consuming process that may fail to demonstrate safety and efficacy, which could result in the delay, limitation or prevention of regulatory approval

Risks Related to Our Relationships with Third Parties

•
multiple or alternative approaches may provide advantages or benefits in the development of certain drug candidates and disagreements with Symphony Icon regarding the development of our drug candidates LX1031 or LX1032 could negatively affect or delay their development

•
we are dependent in many ways upon our collaborations with major pharmaceutical companies, and if we are unable to achieve milestones under those collaborations or if our collaborators’ efforts fail to yield pharmaceutical products on a timely basis, our opportunities to generate revenues and earn royalties will be reduced

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

•	we may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers

Risks Related to Employees, Growth and Facilities Operations

•	the loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations

•	our collaborations with outside scientists may be subject to restriction and change

•	security breaches may disrupt our operations and harm our operating results

•	because most of our operations are located at a single facility, the occurrence of a disaster could significantly disrupt our business

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

•
Invus’ ownership of our common stock and its other rights under the stockholders’ agreement we entered into in connection with Invus’ $205.4 million initial investment in our common stock provide Invus with substantial influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as other corporate matters

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Lexicon Pharmaceuticals, Inc.

Date: April 29, 2009	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: April 29, 2009	By:	/s/ James F. Tessmer
James F. Tessmer
Vice President, Finance and Accounting

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002