Form 10-Q
period 2009-06-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2009-08-06
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Yes	No

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

As of August 4, 2009, 137,330,254 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.	Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$49,166	$85,873
Short-term investments, including restricted investments of $430	30,504	629
Short-term investments held by Symphony Icon, Inc.	7,735	16,610
Accounts receivable, net of allowances of $35	530	568
Prepaid expenses and other current assets	8,017	5,487
Total current assets	95,952	109,167
Long-term investments	56,409	55,686
Property and equipment, net of accumulated depreciation and amortization of $73,271 and $71,102, respectively	61,526	65,087
Goodwill	25,798	25,798
Other assets	4,648	5,770
Total assets	$244,333	$261,508

Liabilities and Equity

Current liabilities:
Accounts payable	$3,210	$7,926
Accrued liabilities	6,863	6,615
Current portion of deferred revenue	1,274	5,672
Current portion of long-term debt	1,004	963
Total current liabilities	12,351	21,176
Deferred revenue, net of current portion	14,212	14,212
Long-term debt	65,970	29,529
Other long-term liabilities	690	764
Total liabilities	93,223	65,681

Commitments and contingencies

Equity:
Lexicon Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 300,000 shares authorized; 137,331 and 136,797 shares issued and outstanding, respectively	137	137
Additional paid-in capital	676,001	672,838
Accumulated deficit	(529,028)	(487,395)
Accumulated other comprehensive loss	(1)	—
Total Lexicon Pharmaceuticals, Inc. stockholders’ equity	147,109	185,580
Noncontrolling interest in Symphony Icon, Inc.	4,001	10,247
Total equity	151,110	195,827
Total liabilities and equity	$244,333	$261,508

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Collaborative research	$2,787	$7,953	$6,392	$15,587
Subscription and license fees	202	1,613	765	2,872
Total revenues	2,989	9,566	7,157	18,459
Operating expenses:
Research and development, including stock-based compensation of $766, $950, $1,595, and $2,077, respectively	20,220	30,075	43,084	57,524
General and administrative, including stock-based compensation of $590, $633, $1,203, and $1,285, respectively	5,551	5,877	10,425	11,759
Total operating expenses	25,771	35,952	53,509	69,283
Loss from operations	(22,782)	(26,386)	(46,352)	(50,824)
Gain on long-term investments, net	306	—	823	—
Interest income	239	1,418	566	4,199
Interest expense	(729)	(675)	(1,395)	(1,345)
Other expense, net	(576)	(539)	(1,521)	(1,086)
Consolidated net loss	(23,542)	(26,182)	(47,879)	(49,056)
Less: Net loss attributable to noncontrolling interest in Symphony Icon, Inc.	3,469	6,148	6,246	11,072
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(20,073)	$(20,034)	$(41,633)	$(37,984)

Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.15)	$(0.15)	$(0.30)	$(0.28)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	137,331	136,796	137,203	136,795

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Lexicon Pharmaceuticals, Inc. Stockholders
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Par Value
Balance at December 31, 2007	136,796	$137	$666,702	$(410,535)	$(4)	$256,300	$30,271	$286,571
Stock-based compensation	—	—	3,362	—	—	3,362	—	3,362
Net loss	—	—	—	(37,984)	—	(37,984)	(11,072)	(49,056)
Unrealized loss on investments	—	—	—	—	(3,221)	(3,221)	—	(3,221)
Comprehensive loss						(41,205)		(52,277)
Balance at June 30, 2008	136,796	$137	$670,064	$(448,519)	$(3,225)	$218,457	$19,199	$237,656

Balance at December 31, 2008	136,797	$137	$672,838	$(487,395)	$—	$185,580	$10,247	$195,827
Stock-based compensation	—	—	3,163	—	—	3,163	—	3,163
Grant of restricted stock	534	—	—	—	—	—	—	—
Net loss	—	—	—	(41,633)	—	(41,633)	(6,246)	(47,879)
Unrealized loss on investments	—	—	—	—	(1)	(1)	—	(1)
Comprehensive loss						(41,634)		(47,880)
Balance at June 30, 2009	137,331	$137	$676,001	$(529,028)	$(1)	$147,109	$4,001	$151,110

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Consolidated net loss	$(47,879)	$(49,056)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	3,317	4,128
Impairment of fixed assets	445	—
Amortization of Symphony Icon, Inc. purchase option	1,071	1,071
Stock-based compensation	2,798	3,362
Gain on long-term investments	(725)	—
Gain on ARS Rights	(98)	—
Loss on disposal of property and equipment	4	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	38	1,091
Increase in prepaid expenses and other current assets	(2,530)	(4,209)
Decrease in other assets	51	54
Decrease in accounts payable and other liabilities	(4,177)	(23)
Decrease in deferred revenue	(4,398)	(9,621)
Net cash used in operating activities	(52,083)	(53,203)
Cash flows from investing activities:
Purchases of property and equipment	(242)	(1,403)
Proceeds from disposal of property and equipment	37	—
Maturities of investments held by Symphony Icon, Inc.	8,875	9,784
Purchases of investments	(59,955)	(39,847)
Maturities of investments	30,179	171,811
Net cash provided by (used in) investing activities	(21,106)	140,345
Cash flows from financing activities:
Proceeds from debt borrowings	37,392	—
Repayment of debt borrowings	(910)	(431)
Net cash provided by (used in) financing activities	36,482	(431)
Net increase (decrease) in cash and cash equivalents	(36,707)	86,711
Cash and cash equivalents at beginning of period	85,873	22,938
Cash and cash equivalents at end of period	$49,166	$109,649

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,267	$1,311

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments	$(1)	$(3,221)
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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.  These include the reclassification of $274,000 and $627,000 of patent-related legal costs from research and development expense to general and administrative expense on the consolidated statements of operations for the three and six months ended June 30, 2008, respectively.

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

3.      Stock-Based Compensation

Under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” the Company recorded $1.4 million and $1.6 million of stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively, and $2.8 million and $3.4 million of stock-based compensation expense for the six months ended June 30, 2009 and 2008, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2009 and 2008:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Estimated Forfeitures	Dividend Rate
June 30, 2009:
Employees	78%	1.9%	5	24%	0%
Officers and non-employee directors	77%	2.7%	8	6%	0%
June 30, 2008:
Employees	66%	2.9%	6	21%	0%
Officers and non-employee directors	66%	3.8%	9	4%	0%

The following is a summary of option activity under Lexicon’s stock option plans for the six months ended June 30, 2009:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2008	16,898	$5.13
Granted	4,811	1.44
Expired	(1,518)	6.63
Forfeited	(542)	2.64
Outstanding at June 30, 2009	19,649	4.18
Exercisable at June 30, 2009	11,554	$5.73

During the six months ended June 30, 2009, Lexicon granted its officers restricted stock bonus awards under the 2000 Equity Incentive Plan in lieu of cash bonus awards.  The shares subject to the awards vest in two installments over the one-year period following the date of grant.  The following is a summary of restricted stock activity under Lexicon’s stock option plans for the six months ended June 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2008	—	$—
Granted	534	1.45
Nonvested at June 30, 2009	534	$1.45

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement also requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  SFAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009.  The Company has evaluated subsequent events through August 6, 2009, which is the date the financial statements were issued.  The Company's adoption of SFAS No. 165 on June 30, 2009 did not have an effect on its financial position or results of operations.

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2009 and December 31, 2008 are as follows:

	As of June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$49,166	$—	$—	$49,166

Securities maturing within one year:
Certificates of deposit	509	—	—	509
U.S. treasury securities	29,996	—	(1)	29,995
Total short-term investments	$30,505	$—	$(1)	$30,504
Securities maturing after one year through five years:
ARS Rights	—	12,158	—	12,158
Securities maturing after ten years:
Auction rate securities	56,900	—	(12,649)	44,251
Total long-term investments	$56,900	$12,158	$(12,649)	$56,409
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	7,735	—	—	7,735
Total short-term investments held by Symphony Icon, Inc.	$7,735	$—	$—	$7,735

Total cash and cash equivalents and investments	$144,306	$12,158	$(12,650)	$143,814

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$85,873	$—	$—	$85,873

Securities maturing within one year:
Certificates of deposit	629	—	—	629
Total short-term investments	$629	$—	$—	$629
Securities maturing after one year through five years:
ARS Rights	—	12,060	—	12,060
Securities maturing after ten years:
Auction rate securities	57,000	—	(13,374)	43,626
Total long-term investments	$57,000	$12,060	$(13,374)	$55,686
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	16,610	—	—	16,610
Total short-term investments held by Symphony Icon, Inc.	$16,610	$—	$—	$16,610

Total cash and cash equivalents and investments	$160,112	$12,060	$(13,374)	$158,798

There were no realized gains or losses for the three and six months ended June 30, 2009, respectively. There were $87,000 and $118,000 of realized gains for the three and six months ended June 30, 2008, respectively.  The cost of securities sold is based on the specific identification method.

At June 30, 2009, Lexicon held $56.9 million (par value), with an estimated fair value of $44.3 million, of investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for Lexicon’s auction rate securities was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by Lexicon in auction rate securities which are the subject of a failed auction, Lexicon may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  Lexicon has classified its entire auction rate security investment balance as long-term investments on its consolidated balance sheets because of the Company’s inability to determine when its investments in auction rate securities will be sold.  Lexicon has also modified its current investment strategy to reallocate its investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At June 30, 2009, observable auction rate securities market information was not available to determine the fair value of Lexicon’s investments. Lexicon has estimated the fair value of these securities at $44.3 million as of June 30, 2009 using models of the expected future cash flows related to the securities and taking into account assumptions about the cash flows of the underlying student loans, as well as secondary market trading data.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of June 30, 2009.  The underlying assumptions are volatile and are subject to change as market conditions change.

In November 2008, Lexicon accepted an offer from UBS AG, the investment bank that sold Lexicon the auction rate securities, providing Lexicon with rights related to its auction rate securities (“ARS Rights”).  The ARS Rights permit Lexicon to require UBS to purchase its $56.9 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the securities at any time by paying Lexicon the par value of such securities.  Management expects to exercise the ARS Rights and sell Lexicon’s auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the ARS Rights.  Lexicon is also eligible to borrow from UBS Bank USA, an affiliate of UBS, at no net cost up to 75% of the market value of the securities, as determined by UBS Bank USA, which loans would become payable upon the purchase or sale of the securities by UBS (see note 8).

The enforceability of the ARS Rights results in a separate asset that will be measured at its fair value.  Lexicon elected to measure the ARS Rights under the fair value option of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  As a result of accepting the ARS Rights, Lexicon elected in 2008 to classify the ARS Rights and reclassify its investments in auction rate securities as trading securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  As a result, Lexicon will assess the fair value of these two individual assets and record changes each period until the ARS Rights are exercised and the auction rate securities are redeemed.  During the three months ended June 30, 2009, Lexicon recorded a gain of $766,000 to reflect the increase in fair value of the auction rate securities, and recorded a loss of $460,000 to reflect the decline in fair value of the ARS Rights, which are reflected in gain on long-term investments, net, in the accompanying consolidated statement of operations.  During the six months ended June 30, 2009, Lexicon recorded a gain of $725,000 to reflect the increase in fair value of the auction rate securities, and recorded a gain of $98,000 to reflect the increase in fair value of the ARS Rights, which are reflected in gain on long-term investments, net, in the accompanying consolidated statement of operations.  Lexicon expects that subsequent changes in the value of the ARS Rights will largely offset the subsequent fair value movements of the auction rate securities, subject to the continued expected performance by the investment bank of its obligations under the agreement.

Excluding auction rate securities and the ARS Rights, at June 30, 2009, Lexicon had approximately $87.4 million in cash and cash equivalents and short-term investments, including $7.7 million in investments held by Symphony Icon.  Management believes that the working capital available to Lexicon excluding the funds held in auction rate securities will be sufficient to meet its cash requirements for at least the next 12 months.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Company financial assets that are measured at fair value on a recurring basis according to the fair value levels defined by SFAS No. 157 as of June 30, 2009 and December 31, 2008.

	Financial Assets at Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$49,166	$—	$—	$49,166
Short-term investments	30,504	—	—	30,504
Short-term investments held by Symphony Icon, Inc.	7,735	—	—	7,735
Long-term investments	—	—	56,409	56,409
Total cash and cash equivalents and investments	$87,405	$—	$56,409	$143,814

	Financial Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$85,873	$—	$—	$85,873
Short-term investments	629	—	—	629
Short-term investments held by Symphony Icon, Inc.	16,610	—	—	16,610
Long-term investments	—	—	55,686	55,686
Total cash and cash equivalents and investments	$103,112	$—	$55,686	$158,798

The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the six months ended June 30, 2009.

Long-term Investments
(in thousands)
Balance at December 31, 2008	$55,686
Unrealized gains included in earnings as gain on long-term investments, net	823
Net sales and settlements	(100)
Balance at June 30, 2009	$56,409

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

During the six months ended June 30, 2009, given the current global economic downturn and decrease in the price of the Company’s common stock as listed on the Nasdaq Global Market on such date, the Company performed an impairment test of goodwill and determined that the goodwill balance is not impaired.  However, if in the future the Company’s common stock price decreases further, the Company will reassess the carrying value of goodwill and may record an impairment charge at that time.

To perform an impairment test, the Company uses the market capitalization approach to measure fair value of the reporting unit. Under this approach, fair value is calculated as the average closing price of Lexicon’s common stock on the Nasdaq Global Market for the 30 days preceding the date that the impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  The inputs used to calculate fair value are classified as Level 3 under SFAS No. 157 due to the subjectivity in the determination of the control premium.  The average closing price of Lexicon's common stock is a Level 1 input; however the control premium is a Level 3 input as the control premium is determined using transactions within the Company's industry in the market.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  There was no impairment of goodwill in the six months ended June 30, 2009.

8.      Debt Obligations

In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

In January 2009, Lexicon entered into a credit line agreement with UBS Bank USA that provides, as of June 30, 2009, up to an aggregate amount of $37.0 million in the form of an uncommitted, demand, revolving line of credit.  Lexicon entered into the credit line in connection with its acceptance of an offer from UBS AG, the investment bank that sold Lexicon its auction rate securities, providing Lexicon with rights to require UBS to purchase its $56.9 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  The credit line is secured only by these auction rate securities and advances under the credit line are made on a “no net cost” basis, meaning that the interest paid by Lexicon on advances will not exceed the interest or dividends paid to Lexicon by the issuer of the auction rate securities.  The interest rate paid on the line of credit is less than the Company’s estimated current incremental borrowing rate.  As of June 30, 2009, Lexicon had $37.0 million outstanding under this credit line.

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

Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company received from Holdings an exclusive purchase option (the “Purchase Option”) that gives the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs.  The Purchase Option is exercisable by the Company at any time, in its sole discretion, until June 15, 2011 at an exercise price of (i) $81 million, if the Purchase Option is exercised before June 15, 2010 and (ii) $90 million, if the Purchase Option is exercised on or after June 15, 2010 and before June 15, 2011.  The Purchase Option exercise price may be paid in cash or a combination of cash and common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price.  Lexicon has calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million (calculated at the time of issuance) and the $15.0 million in cash received from Holdings for the issuance of the common stock.  Lexicon has recorded the value of the Purchase Option as an asset, and is amortizing this asset over the four-year option period.  The unamortized balance of $4.2 million and $5.3 million is recorded in other assets in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively, and the amortization expense of $535,000 and $1,070,000 is recorded in other expense, net in the accompanying consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, respectively.

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

Under a Research Cost Sharing, Payment and Extension Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, upon the recommendation of the Development Committee, Symphony Icon’s Board of Directors may require the Company to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the Programs in accordance with the specified development plan and related development budget.  The Development Committee’s right to recommend that Symphony Icon’s Board of Directors submit such funding requirement to the Company will terminate on the one-year anniversary of the expiration of the Purchase Option, subject to limited exceptions.  In June 2009, Symphony Icon’s Board of Directors requested the Company to pay Symphony Icon $1.5 million under this agreement, and management expects that additional funding will be needed in the future.

In accordance with FIN 46R, Lexicon has determined that Symphony Icon is a variable interest entity for which it is the primary beneficiary.  This determination was based on Holdings’ lack of controlling rights with respect to Symphony Icon’s activities and the limitation on the amount of expected residual returns Holdings may expect from Symphony Icon if Lexicon exercises its Purchase Option.  Lexicon has determined it is a variable interest holder of Symphony Icon due to its contribution of the intellectual property relating to the Programs and its issuance of shares of its common stock in exchange for the Purchase Option, which Lexicon intends to exercise if the development of the Programs is successful.  Lexicon has determined that it is a primary beneficiary as a result of certain factors, including its primary responsibility for the development of the Programs and its contribution of the intellectual property relating to the Programs.  As a result, Lexicon has included the financial condition and results of operations of Symphony Icon in its consolidated financial statements.  Symphony Icon’s cash and cash equivalents have been recorded on Lexicon’s consolidated financial statements as short-term investments held by Symphony Icon.  The noncontrolling interest in Symphony Icon on Lexicon’s consolidated balance sheet initially reflected the $45 million proceeds contributed into Symphony Icon less $2.3 million of structuring and legal fees.  As the collaboration progresses, this line item will be reduced by Symphony Icon’s losses, which were $6.2 million and $11.1 million in the six months ended June 30, 2009 and 2008, respectively. The reductions to the noncontrolling interest in Symphony Icon will be reflected in Lexicon’s consolidated statements of operations using a similar caption and will reduce the amount of Lexicon’s reported net loss.  Through June 30, 2009, Lexicon has not charged any license fees and has not recorded any revenue from Symphony Icon, and does not expect to do so based on the current agreements with Symphony Icon and Holdings.

10.           Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $10.2 million.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of June 30, 2009 and December 31, 2008.

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

11.           Comprehensive Loss

Comprehensive loss consists of:

	Three Months Ended June 30,
	2009	2008
	(in thousands)
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(20,073)	$(20,034)
Unrealized gain (loss) on short-term investments	4	(190)
Unrealized loss on long-term investments	—	(703)
Net comprehensive loss attributable to Lexicon Pharmaceuticals, Inc.	$(20,069)	$(20,927)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net loss	$(41,633)	$(37,984)
Unrealized gain (loss) on short-term investments	(1)	19
Unrealized loss on long-term investments	—	(3,240)
Net comprehensive loss attributable to Lexicon Pharmaceuticals, Inc.	$(41,634)	$(41,205)

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

Lexicon established an alliance with Bristol-Myers Squibb in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field.  Revenue recognized under this agreement was $0.8 million and $2.8 million for the three months ended June 30, 2009 and 2008, respectively, and $1.7 million and $5.3 million for the six months ended June 30, 2009 and 2008, respectively.

Lexicon established an alliance with Genentech in December 2002 to discover novel therapeutic proteins and antibody targets.  Lexicon did not recognize any revenue under this agreement during the three and six months ended June 30, 2009.  Revenue recognized under this agreement was $1.1 million and $2.2 million for the three and six months ended June 30, 2008, respectively.

Lexicon established an alliance with Organon in May 2005 to jointly discover, develop and commercialize novel biotherapeutic drugs.  Revenue recognized under this agreement was $0.8 million and $2.6 million for the three months ended June 30, 2009 and 2008, respectively, and $2.3 million and $5.4 million for the six months ended June 30, 2009 and 2008, respectively.

13.           Subsequent Events

Following the approval of Lexicon’s stockholders at a special meeting of stockholders held on July 15, 2009, Lexicon filed an amendment to its certificate of incorporation increasing the number of authorized shares of Lexicon’s common stock from 300 million to 900 million.

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

Since our inception, we have incurred significant losses and, as of June 30, 2009, we had an accumulated deficit of $529.0 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment and other expenses related to our drug discovery and development programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities.  In connection with the expansion of our drug discovery and development programs, we expect to continue to incur significant research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The statement also requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  SFAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009.  We evaluated subsequent events through August 6, 2009, which is the date the financial statements were issued.  Our adoption of SFAS No. 165 on June 30, 2009 did not have an effect on our financial position or results of operations.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenues	$3.0	$9.6	$7.2	$18.5
Dollar decrease	$(6.6)		$(11.3)
Percentage decrease	(69)%		(61)%

•
Collaborative research – Revenue from collaborative research for the three months ended June 30, 2009 decreased 65% to $2.8 million, and for the six months ended June 30, 2009 decreased 59% to $6.4 million, as compared to the corresponding period in 2008, primarily due to reduced revenues in the three and six months ended June 30, 2009 under our alliances with Bristol-Myers Squibb and N.V. Organon due to our progress towards completing the target discovery portion of the alliances, and the completion in 2008 of the target discovery portion of our alliance with Genentech.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended June 30, 2009 decreased 87% to $0.2 million, and for the six months ended June 30, 2009 decreased 73% to $0.8 million, as compared to corresponding period in 2008, primarily due to a decrease in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total research and development expense	$20.2	$30.1	$43.1	$57.5
Dollar decrease	$(9.9)		$(14.4)
Percentage decrease	(33)%		(25)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services principally related to preclinical and clinical development activities, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended June 30, 2009 decreased 35% to $8.0 million, and for the six months ended June 30, 2009 decreased 23% to $18.6 million, as compared to the corresponding period in 2008, primarily due to reductions in our personnel in May 2008 and January 2009.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2009 decreased 20% to $3.7 million, and for the six months ended June 30, 2009 decreased 16% to $7.9 million, as compared to the corresponding period in 2008, primarily due to decreases in depreciation expense and utilities expense.

•
Laboratory supplies – Laboratory supplies expense for the three months ended June 30, 2009 decreased 27% to $1.6 million, and for the six months ended June 30, 2009 decreased 32% to $3.2 million, as compared to the corresponding period in 2008, primarily as a result of reductions in our personnel in May 2008 and January 2009.

•
Third-party and other services – Third-party and other services for the three months ended June 30, 2009 decreased 38% to $5.3 million, and for the six months ended June 30, 2009 decreased 31% to $10.1 million, as compared to the corresponding period in 2008, primarily due to a decrease in external preclinical research and development costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2009 decreased 19% to $0.8 million, and for the six months ended June 30, 2009 decreased 23% to $1.6 million, as compared to the corresponding period in 2008.

•
Other – Other costs for the three months ended June 30, 2009 decreased 35% to $0.9 million, and for the six months ended June 30, 2009 decreased 32% to $1.7 million, as compared to the corresponding period in 2008.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total general and administrative expense	$5.6	$5.9	$10.4	$11.8
Dollar decrease	$(0.3)		$(1.3)
Percentage decrease	(6)%		(11)%

General and administrative expenses consist primarily of personnel costs to support our research and development activities, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended June 30, 2009 decreased 27% to $2.4 million, and for the six months ended June 30, 2009 decreased 20% to $4.9 million, as compared to the corresponding period in 2008, primarily due to reductions in our personnel in May 2008 and January 2009.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2009 increased 11% to $0.7 million, and for the six months ended June 30, 2009 increased 11% to $1.4 million, as compared to the corresponding period in 2008, primarily due to increased property taxes.

•
Professional fees – Professional fees for the three months ended June 30, 2009 increased 61% to $1.4 million, and for the six months ended June 30, 2009 increased 4% to $2.2 million, as compared to the corresponding period in 2008, primarily due to increased legal expense.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2009 was $0.6 million, consistent with the corresponding period in 2008.  Stock-based compensation expense for the six months ended June 30, 2009 decreased 6% to $1.2 million as compared to the corresponding period in 2008.

•
Other – Other costs for the three months ended June 30, 2009 decreased 4% to $0.4 million, and for the six months ended June 30, 2009 decreased 25% to $0.8 million, as compared to the corresponding period in 2008.

Gain on Long-Term Investments, Net, Interest Income, Interest Expense and Other Expense, Net

Gain on Long-Term Investments, Net.  Gain on long-term investments, net was $306,000 and $823,000 for the three and six months ended June 30, 2009, representing the net increase in the fair value of our student loan auction rate securities and the rights obtained from UBS AG, the investment bank that sold us our auction rate securities.

Interest Income.  Interest income for the three months ended June 30, 2009 decreased 83% to $0.2 million, and for the six months ended June 30, 2009 decreased 87% to $0.6 million, as compared to the corresponding period in 2008, due to lower yields on our investments as well as lower cash and investment balances.

Interest Expense.  Interest expense for the three months ended June 30, 2009 was $0.7 million, consistent with the corresponding period in 2008.  Interest expense for the six months ended June 30, 2009 increased 4% to $1.4 million as compared to the corresponding period in 2008.

Other Expense, Net.  Other expense, net for the three months ended June 30, 2009 increased 7% to $0.6 million, as compared to the comparable period for the prior year.  Other expense, net for the six months ended June 30, 2009 increased 40% to $1.5 million as compared to the corresponding period in 2008, primarily due to an impairment of surplus equipment as a result of our restructuring in January 2009.

Noncontrolling Interest in Symphony Icon, Inc.

The loss attributable to the noncontrolling interest holders of Symphony Icon for the three months ended June 30, 2009 decreased 44% to $3.5 million, and for the six months ended June 30, 2009 decreased 44% to $6.2 million, as compared to the corresponding period in 2008, due to the timing of expenditures related to clinical development of the drug candidates licensed to Symphony Icon.

Net Loss Attributable to Lexicon Pharmaceuticals, Inc. and Net Loss Attributable to Lexicon Pharmaceuticals, Inc. per Common Share

Net loss attributable to Lexicon Pharmaceuticals, Inc. decreased to $20.1 million in the three months ended June 30, 2009 from $20.0 million in the corresponding period in 2008.  Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share was $0.15 in the three months ended June 30, 2009, consistent with the corresponding period in 2008.  Net loss attributable to Lexicon Pharmaceuticals, Inc. increased to $41.6 million in the six months ended June 30, 2009 from $38.0 million in the corresponding period in 2008.  Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share increased to $0.30 in the six months ended June 30, 2009 from $0.28 in the corresponding period in 2008.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through June 30, 2009, we had received net proceeds of $550.0 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000, $50.1 million from our July 2003 common stock offering, $37.5 million from our October 2006 common stock offering and $198.0 million from our August 2007 sale of common stock to Invus, L.P.  In addition, from our inception through June 30, 2009, we received $445.8 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $431.1 million had been recognized as revenues through June 30, 2009.

As of June 30, 2009, we had $136.1 million in cash, cash equivalents and investments, including $56.4 million in auction rate securities and related rights as discussed below under “Disclosure about Market Risk,” and $7.7 million in investments held by Symphony Icon.  As of December 31, 2008, we had $142.2 million in cash, cash equivalents and investments, including $55.7 million of auction rate securities and related rights, and $16.6 million in investments held by Symphony Icon.  We used cash of $52.1 million in operations in the six months ended June 30, 2009. This consisted primarily of the consolidated net loss for the period of $47.9 million, a net decrease in other operating liabilities net of assets of $6.6 million, a $4.4 million decrease in deferred revenue, and a gain on long-term investments and auction rate security rights of $0.8 million, partially offset by non-cash charges of $3.3 million related to depreciation expense, $2.8 million related to stock-based compensation expense and $1.1 million related to the amortization of the Symphony Icon purchase option.  Investing activities used cash of $21.1 million in the six months ended June 30, 2009, primarily due to purchases of investments of $60.0 million, partially offset by maturities of investments of $39.1 million.  Financing activities provided cash of $36.5 million due to proceeds from debt borrowings of $37.4 million, partially offset by repayment of debt borrowings of $0.9 million.

In January 2009, we entered into a credit line agreement with UBS Bank USA that provides, as of June 30, 2009, up to an aggregate amount of $37.0 million in the form of an uncommitted, demand, revolving line of credit.  We entered into the credit line in connection with our acceptance of an offer from UBS AG, the investment bank that sold us our auction rate securities, providing us with rights to require UBS to purchase our $56.9 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  The credit line is secured only by these auction rate securities and advances under the credit line will be made on a “no net cost” basis, meaning that the interest paid by us on advances will not exceed the interest or dividends paid to us by the issuer of the auction rate securities.  As of June 30, 2009, we had $37.0 million outstanding under this credit line.

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

In June 2007, we entered into a series of related agreements providing for the financing of the clinical development of certain of our drug candidates, including LX1031 and LX1032, along with any other pharmaceutical compositions modulating the same targets as those drug candidates.  Under the financing arrangement, we licensed to Symphony Icon, a wholly-owned subsidiary of Symphony Icon Holdings LLC, our intellectual property rights related to the programs and Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs.  We also entered into a share purchase agreement with Holdings under which we issued and sold to Holdings 7,650,622 shares of our common stock in exchange for $15 million and an exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs.  The purchase option is exercisable by us at any time, in our sole discretion, until June 15, 2011 at an exercise price of (a) $81 million, if the purchase option is exercised before June 15, 2010 and (b) $90 million, if the purchase option is exercised on or after June 15, 2010 and before June 15, 2011.  The purchase option exercise price may be paid in cash or a combination of cash and common stock, at our sole discretion, provided that the common stock portion may not exceed 40% of the purchase option exercise price.

Upon the recommendation of Symphony Icon’s development committee, which is comprised of an equal number of representatives from us and Symphony Icon, Symphony Icon’s board of directors may require us to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the programs in accordance with the specified development plan and related development budget.  The development committee’s right to recommend that Symphony Icon’s board of directors submit such funding requirement to us will terminate on the one-year anniversary of the expiration of the purchase option, subject to limited exceptions.  In June 2009, Symphony Icon’s board of directors requested us to pay Symphony Icon $1.5 million under this agreement, and we expect that additional funding will be needed in the future.

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

At June 30, 2009, we held $56.9 million (par value), with an estimated fair value of $44.3 million, of investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer.  Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for our auction rate securities was highly liquid.  Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction.  The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate.  In the case of funds invested by us in auction rate securities which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  As of June 30, 2009, we classified the entire auction rate security investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in auction rate securities would be sold.  We have also modified our current investment strategy to reallocate our investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At June 30, 2009, observable auction rate securities market information was not available to determine the fair value of our investments. We have estimated the fair value of these securities at $44.3 million as of June 30, 2009 using models of the expected future cash flows related to the securities and taking into account assumptions about the cash flows of the underlying student loans, as well as secondary market data.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of June 30, 2009.  The underlying sources of these assumptions are volatile and the assumptions are subject to change as those sources and market conditions change.

In November 2008, we accepted an offer from UBS AG, the investment bank that sold us our auction rate securities, providing us with rights related to our auction rate securities.  The rights permit us to require UBS to purchase our $56.9 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the securities at any time by paying us the par value of such securities.  We expect to exercise the rights and sell our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the rights.  We are also eligible to borrow from UBS Bank USA, an affiliate of UBS, at no net cost up to 75% of the market value of the securities, as determined by UBS Bank USA, which loans would become payable upon the purchase or sale of the securities by UBS.

The enforceability of the rights results in a separate asset that will be measured at its fair value.  We elected to measure the rights under the fair value option of SFAS No. 159.  As a result of accepting the rights, we elected in 2008 to classify the rights and reclassify our investments in auction rate securities as trading securities, as defined by SFAS No. 115.  As a result, we will assess the fair value of these two individual assets and record changes each period until the rights are exercised and the auction rate securities are redeemed.  During the six months ended June 30, 2009, we recorded a gain of $0.7 million to reflect the increase in fair value of the auction rate securities, and recorded a gain of $0.1 million to reflect the increase in fair value of the rights, which are reflected in gain on long-term investments, net, in the accompanying consolidated statement of operations.  We expect that subsequent changes in the value of the rights will largely offset the subsequent fair value movements of the auction rate securities, subject to the continued expected performance by the investment bank of its obligations under the agreement.

Excluding auction rate securities and the related rights, at June 30, 2009, we had approximately $87.4 million in cash and cash equivalents and short-term investments, including $7.7 million in investments held by Symphony Icon.  We believe that the working capital available to us excluding the funds held in auction rate securities will be sufficient to meet our cash requirements for at least the next 12 months.

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

•
we have licensed the intellectual property, including commercialization rights, to our drug candidates LX1031 and LX1032 to Symphony Icon and will not receive any future royalties or revenues with respect to these drug candidates unless we exercise our option to purchase Symphony Icon

•
at June 30, 2009, we held $56.9 million (par value), with an estimated fair value of $44.3 million, of auction rate securities for which auctions have failed and, as a result, we may not be able to access at least the portion of these funds for which alternative funding is not available through our credit line with UBS Bank USA without a loss of principal

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

Item 4.                      Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on April 23, 2009 to consider and vote on the following proposals:

(1)	The following individuals were nominated and elected as Class III directors, with the following numbers of shares voted for and withheld for such directors:

Name of Director	For	Withheld
Arthur T. Sands, M.D., Ph.D.	112,548,724	9,872,524
Philippe J. Amouyal	105,645,663	16,775,585
Frank P. Palantoni	117,372,212	5,049,036

(2)	The following additional matters were considered and approved, with the following numbers of shares voted for, voted against and abstaining with respect to such matters:

Matter	For	Against	Abstain	Broker Non-Votes
Approval of our Equity Incentive Plan, amending and restating our existing 2000 Equity Incentive Plan	95,497,454	7,018,866	17,175	19,887,753
Approval of our Non-Employee Directors’ Stock Option Plan, amending and restating our existing 2000 Non-Employee Directors’ Stock Option Plan	100,246,514	2,268,368	18,612	19,887,753
Ratification and approval of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009	121,727,493	336,195	357,559	—

A special meeting of stockholders was held on July 15, 2009 to consider and vote on the following proposal, which was considered and approved, with the following numbers of shares voting for, voting against and abstaining with respect to the proposal:

Matter	For	Against	Abstain
Approval of an amendment to our certificate of incorporation increasing the number of authorized shares of our common stock from 300,000,000 to 900,000,000	112,222,606	8,984,744	93,313

There were no broker non-votes with respect to the proposal.

Item 6.                                Exhibits

Exhibit No.		Description
3.1	—	Third Certificate of Amendment to Restated Certificate of Incorporation
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date: August 6, 2009	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: August 6, 2009	By:	/s/ Ajay Bansal
Ajay Bansal
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
3.1	—	Third Certificate of Amendment to Restated Certificate of Incorporation
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002