Form 10-Q
period 2009-09-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2009-10-30
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of October 27, 2009, 175,704,880 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Item 1.        Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2009	2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$62,736	$85,873
Short-term investments, including restricted investments of $430	56,727	629
Short-term investments held by Symphony Icon, Inc.	5,683	16,610
Accounts receivable, net of allowances of $35	1,347	568
Prepaid expenses and other current assets	7,217	5,487
Total current assets	133,710	109,167
Long-term investments	—	55,686
Property and equipment, net of accumulated depreciation and amortization of $74,510 and $71,102, respectively	60,090	65,087
Goodwill	25,798	25,798
Other assets	4,086	5,770
Total assets	$223,684	$261,508

Liabilities and Equity

Current liabilities:
Accounts payable	$3,413	$7,926
Accrued liabilities	6,812	6,615
Current portion of deferred revenue	1,081	5,672
Current portion of long-term debt	38,860	963
Total current liabilities	50,166	21,176
Deferred revenue, net of current portion	14,212	14,212
Long-term debt	28,754	29,529
Other long-term liabilities	653	764
Total liabilities	93,785	65,681

Commitments and contingencies

Equity:
Lexicon Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 and 300,000 shares authorized, respectively; 137,452 and 136,797 shares issued, respectively	137	137
Additional paid-in capital	677,546	672,838
Accumulated deficit	(548,170)	(487,395)
Accumulated other comprehensive loss	(1)	—
Treasury stock at cost, 80 and no shares, respectively	(88)	—
Total Lexicon Pharmaceuticals, Inc. stockholders’ equity	129,424	185,580
Noncontrolling interest in Symphony Icon, Inc.	475	10,247
Total equity	129,899	195,827
Total liabilities and equity	$223,684	$261,508

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Collaborative research	$1,650	$7,202	$8,042	$22,789
Subscription and license fees	481	310	1,246	3,182
Total revenues	2,131	7,512	9,288	25,971
Operating expenses:
Research and development, including stock-based compensation of $733, $836, $2,328, and $2,913, respectively	19,320	27,344	62,404	84,868
General and administrative, including stock-based compensation of $547, $583, $1,750, and $1,868, respectively	4,568	4,990	14,993	16,749
Total operating expenses	23,888	32,334	77,397	101,617
Loss from operations	(21,757)	(24,822)	(68,109)	(75,646)
Gain (loss) on investments, net	185	(3,322)	1,008	(3,322)
Interest income	103	956	669	5,155
Interest expense	(785)	(675)	(2,180)	(2,020)
Other expense, net	(516)	(535)	(2,037)	(1,621)
Consolidated net loss before taxes	(22,770)	(28,398)	(70,649)	(77,454)
Income tax benefit	102	—	102	—
Consolidated net loss	(22,668)	(23,398)	(70,547)	(77,454)
Less: Net loss attributable to noncontrolling interest in Symphony Icon, Inc.	3,526	4,939	9,772	16,011
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(19,142)	$(23,459)	$(60,775)	$(61,443)

Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.14)	$(0.17)	$(0.44)	$(0.45)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	137,313	136,796	137,240	136,796

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Lexicon Pharmaceuticals, Inc. Stockholders
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Par Value
Balance at December 31, 2007	136,796	$137	$666,702	$(410,535)	$(4)	$—	$256,300	$30,271	$286,571
Stock-based compensation	—	—	4,781	—	—	—	4,781	—	4,781
Exercise of common stock options	—	—	1	—	—	—	1	—	1
Net loss	—	—	—	(61,443)	—	—	(61,443)	(16,011)	(77,454)
Unrealized loss on investments	—	—	—	—	42	—	42	—	42
Comprehensive loss							(61,401)		(77,412)
Balance at September 30, 2008	136,796	$137	$671,484	$(471,978)	$38	$—	$199,681	$14,260	$213,941

Balance at December 31, 2008	136,797	$137	$672,838	$(487,395)	$—	$—	$185,580	$10,247	$195,827
Stock-based compensation	—	—	4,443	—	—	—	4,443	—	4,443
Grant of restricted stock	534	—	—	—	—	—	—	—	—
Exercise of common stock options	121	—	265	—	—	—	265	—	265
Repurchase of common stock	—	—	—	—	—	(88)	(88)	—	(88)
Net loss	—	—	—	(60,775)	—	—	(60,775)	(9,772)	(70,547)
Unrealized loss on investments	—	—	—	—	(1)	—	(1)	—	(1)
Comprehensive loss							(60,776)		(70,548)
Balance at September 30, 2009	137,452	$137	$677,546	$(548,170)	$(1)	$(88)	$129,424	$475	$129,899

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Consolidated net loss	$(70,547)	$(77,454)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	4,760	6,057
Impairment of fixed assets	445	—
Amortization of Symphony Icon, Inc. purchase option	1,606	1,606
Stock-based compensation	4,078	4,781
(Gain) loss on investments	(2,396)	3,322
Loss on ARS Rights	1,388	—
Gain on disposal of property and equipment	(15)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(779)	993
Increase in prepaid expenses and other current assets	(1,730)	(2,957)
Decrease in other assets	78	55
Increase (decrease) in accounts payable and other liabilities	(4,062)	961
Decrease in deferred revenue	(4,591)	(13,274)
Net cash used in operating activities	(71,765)	(75,910)
Cash flows from investing activities:
Purchases of property and equipment	(303)	(1,672)
Proceeds from disposal of property and equipment	110	—
Purchases of investments held by Symphony Icon, Inc.	(1,500)	—
Maturities of investments held by Symphony Icon, Inc.	12,427	15,519
Purchases of investments	(59,955)	(39,847)
Maturities of investments	60,550	179,830
Net cash provided by investing activities	11,329	153,830
Cash flows from financing activities:
Proceeds from exercise of stock options	265	1
Repurchase of common stock	(88)	—
Proceeds from debt borrowings	38,592	—
Repayment of debt borrowings	(1,470)	(650)
Net cash provided by (used in) financing activities	37,299	(649)
Net increase (decrease) in cash and cash equivalents	(23,137)	77,271
Cash and cash equivalents at beginning of period	85,873	22,938
Cash and cash equivalents at end of period	$62,736	$100,209

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,897	$1,962

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$(1)	$42

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries, as well as one variable interest entity, Symphony Icon, Inc. (“Symphony Icon”), for which the Company is the primary beneficiary and therefore has consolidated the financial condition and results of operations of Symphony Icon.  Intercompany transactions and balances are eliminated in consolidation.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.  These include the reclassification of $298,000 and $925,000 of patent-related legal costs from research and development expense to general and administrative expense on the consolidated statements of operations for the three and nine months ended September 30, 2008, respectively.

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

In October 2009, Lexicon completed the public offering and sale of 38,333,332 shares of its common stock (see note 12).  Net loss per share would have decreased if this offering would have been completed prior to September 30, 2009 as the weighted average number of shares would have increased.

3.        Stock-Based Compensation

The Company recorded $1.3 million and $1.4 million of stock-based compensation expense for the three months ended September 30, 2009 and 2008, respectively, and $4.1 million and $4.8 million of stock-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2009 and 2008:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Estimated Forfeitures	Dividend Rate
September 30, 2009:
Employees	78%	1.9%	5	24%	0%
Officers and non-employee directors	77%	2.7%	8	7%	0%
September 30, 2008:
Employees	66%	2.9%	6	22%	0%
Officers and non-employee directors	66%	3.8%	9	6%	0%

The following is a summary of option activity under Lexicon’s stock option plans for the nine months ended September 30, 2009:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2008	16,898	$5.13
Granted	4,852	1.44
Exercised	(121)	2.18
Expired	(2,199)	6.11
Forfeited	(903)	2.48
Outstanding at September 30, 2009	18,527	4.20
Exercisable at September 30, 2009	11,212	$5.70

During the nine months ended September 30, 2009, Lexicon granted its officers restricted stock bonus awards under the Equity Incentive Plan in lieu of cash bonus awards.  The shares subject to the awards vest in two installments over the one-year period following the date of grant.  The following is a summary of restricted stock activity under Lexicon’s stock option plans for the nine months ended September 30, 2009:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2008	—	$—
Granted	534	1.45
Vested	(267)	1.45
Forfeited	(12)	1.45
Nonvested at September 30, 2009	255	$1.45

4.        Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement regarding fair value measurements (formerly Statement of Financial Standards (“SFAS”) No. 157, “Fair Value Measurements”).  The pronouncement, found under FASB Accounting Standards Codification (“ASC”) Topic 820, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This pronouncement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this pronouncement does not require any new fair value measurements.  More specifically, this pronouncement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, which ranks the quality and reliability of the information used to determine fair values.  This pronouncement was effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The adoption of this pronouncement did not have an effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS No. 141(Revised), “Business Combinations”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This pronouncement, found under FASB ASC Topic 805, also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. This pronouncement makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this pronouncement. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this pronouncement did not have an effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued a new pronouncement regarding noncontrolling interests (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”) to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This pronouncement, found under FASB ASC Topic 810, establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This pronouncement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The pronouncement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This pronouncement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company’s adoption of this pronouncement on January 1, 2009 did not materially affect its financial position or results of operations, other than reclassifying the noncontrolling interest in Symphony Icon to equity for all periods presented.

In December 2007, the FASB ratified a new pronouncement regarding collaborative arrangements (formerly Emerging Issues Task Force Issue No. 07-01, “Accounting for Collaborative Arrangements”), which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements.  The adoption of this pronouncement, found under FASB ASC Topic 808, did not have an effect on the Company's financial position or results of operations, other than requiring additional disclosures.  Most of the required disclosures were included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  See note 11, “Collaboration and License Agreements,” for additional required disclosures.

In May 2009, the FASB issued a new accounting pronouncement regarding subsequent events (formerly SFAS No. 165, “Subsequent Events”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The pronouncement, found under FASB ASC Topic 855, also requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  This pronouncement is effective for interim or fiscal periods ending after June 15, 2009.  The Company has evaluated subsequent events through October 30, 2009, which is the date the financial statements were issued.  The Company's adoption of this pronouncement did not have an effect on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities that most significantly impacts the entity’s economic performance.  This pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009.  The Company is currently evaluating the effect, if any, of this statement on its financial condition and results of operations.

5.        Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2009 and December 31, 2008 are as follows:

	As of September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$62,737	$—	$(1)	$62,736

Securities maturing within one year:
Certificates of deposit	508	—	—	508
ARS Rights	—	10,672	—	10,672
Securities maturing after ten years:
Auction rate securities	56,525	—	(10,978)	45,547
Total short-term investments	$57,033	$10,672	$(10,978)	$56,727
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	5,683	—	—	5,683
Total short-term investments held by Symphony Icon, Inc.	$5,683	$—	$—	$5,683

Total cash and cash equivalents and investments	$125,453	$10,672	$(10,979)	$125,146

	As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Cash and cash equivalents	$85,873	$—	$—	$85,873

Securities maturing within one year:
Certificates of deposit	629	—	—	629
Total short-term investments	$629	$—	$—	$629
Securities maturing after one year through five years:
ARS Rights	—	12,060	—	12,060
Securities maturing after ten years:
Auction rate securities	57,000	—	(13,374)	43,626
Total long-term investments	$57,000	$12,060	$(13,374)	$55,686
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	16,610	—	—	16,610
Total short-term investments held by Symphony Icon, Inc.	$16,610	$—	$—	$16,610

Total cash and cash equivalents and investments	$160,112	$12,060	$(13,374)	$158,798

There were no realized gains or losses for the three and nine months ended September 30, 2009, respectively. There were $5,000 and $123,000 of realized gains for the three and nine months ended September 30, 2008, respectively.  The cost of securities sold is based on the specific identification method.

At September 30, 2009, Lexicon held $56.5 million (par value), with an estimated fair value of $45.5 million, of auction rate securities.  These notes are issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for Lexicon’s auction rate securities was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate.  Prior to September 30, 2009, Lexicon had classified its entire auction rate security investment balance as long-term investments on its consolidated balance sheets because of the Company’s inability to determine when its investments in auction rate securities will be sold; however, as of September 30, 2009, Lexicon classified its auction rate security investment as short-term investments as management expects to exercise its right to redeem these securities on June 30, 2010 under its agreement with UBS AG as discussed below.  Lexicon has also modified its current investment strategy to reallocate its investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At September 30, 2009, observable auction rate securities market information was not available to determine the fair value of Lexicon’s investments. Lexicon has estimated the fair value of these securities at $45.5 million as of September 30, 2009 using models of the expected future cash flows related to the securities and taking into account assumptions about the cash flows of the underlying student loans, as well as secondary market trading data.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of September 30, 2009.  The underlying assumptions are volatile and are subject to change as market conditions change.

In November 2008, Lexicon accepted an offer from UBS AG, the investment bank that sold Lexicon the auction rate securities, providing Lexicon with rights related to its auction rate securities (“ARS Rights”).  The ARS Rights permit Lexicon to require UBS to purchase its $56.5 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the securities at any time by paying Lexicon the par value of such securities.  Management expects to exercise the ARS Rights and sell Lexicon’s auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the ARS Rights.  Lexicon is also eligible to borrow from UBS Bank USA, an affiliate of UBS, at no net cost up to 75% of the market value of the securities, as determined by UBS Bank USA, which loans would become payable upon the purchase or sale of the securities by UBS (see note 7).

The enforceability of the ARS Rights results in a separate asset that will be measured at its fair value.  Lexicon elected to measure the ARS Rights under a fair value option, which permits entities to choose, at certain election dates, to measure eligible items at fair value.  As a result of accepting the ARS Rights, Lexicon elected in 2008 to classify the ARS Rights and reclassify its investments in auction rate securities as trading securities from available-for-sale securities.  As a result, Lexicon will assess the fair value of these two individual assets and record changes each period until the ARS Rights are exercised and the auction rate securities are redeemed.  During the three months ended September 30, 2009, Lexicon recorded a gain of $1.7 million to reflect the increase in fair value of the auction rate securities, and recorded a loss of $1.5 million to reflect the decline in fair value of the ARS Rights, which are reflected in gain on investments, net, in the accompanying consolidated statement of operations.  During the nine months ended September 30, 2009, Lexicon recorded a gain of $2.4 million to reflect the increase in fair value of the auction rate securities, and recorded a loss of $1.4 million to reflect the decline in fair value of the ARS Rights, which are reflected in gain on investments, net, in the accompanying consolidated statement of operations.  During the three and nine months ended September 30, 2008, Lexicon recorded a loss of $3.3 million to reflect the decline in fair value of the auction rate securities, which is reflected in loss on investments in the accompanying consolidated statements of operations.  Lexicon expects that subsequent changes in the value of the ARS Rights will largely offset the subsequent fair value movements of the auction rate securities, subject to the continued expected performance by the investment bank of its obligations under the agreement.

Excluding auction rate securities and the ARS Rights, at September 30, 2009, Lexicon had approximately $68.9 million in cash and cash equivalents and short-term investments, including $5.7 million in investments held by Symphony Icon.  Management believes that the working capital available to Lexicon excluding the funds held in auction rate securities will be sufficient to meet its cash requirements for at least the next 12 months.

6.        Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Company financial assets that are measured at fair value on a recurring basis according to the fair value levels described above as of September 30, 2009 and December 31, 2008.

	Financial Assets at Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$62,736	$—	$—	$62,736
Short-term investments	508	—	56,219	56,727
Short-term investments held by Symphony Icon, Inc.	5,683	—	—	5,683
Total cash and cash equivalents and investments	$68,927	$—	$56,219	$125,146

	Financial Assets at Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$85,873	$—	$—	$85,873
Short-term investments	629	—	—	629
Short-term investments held by Symphony Icon, Inc.	16,610	—	—	16,610
Long-term investments	—	—	55,686	55,686
Total cash and cash equivalents and investments	$103,112	$—	$55,686	$158,798

The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the nine months ended September 30, 2009.

	Short-term Investments	Long-term Investments	Total
	(in thousands)
Balance at December 31, 2008	$—	$55,686	$55,686
Unrealized gains included in earnings as gain on investments, net	185	823	1,008
Net sales and settlements	(375)	(100)	(475)
Reclassification from long-term to short-term investments	56,409	(56,409)	—
Balance at September 30, 2009	$56,219	$—	$56,219

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

In January 2009, Lexicon entered into a credit line agreement with UBS Bank USA that provides, as of September 30, 2009, up to an aggregate amount of $37.8 million in the form of an uncommitted, demand, revolving line of credit.  Lexicon entered into the credit line in connection with its acceptance of an offer from UBS AG, the investment bank that sold Lexicon its auction rate securities, providing Lexicon with rights to require UBS to purchase its $56.5 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  The credit line is secured only by these auction rate securities and advances under the credit line are made on a “no net cost” basis, meaning that the interest paid by Lexicon on advances will not exceed the interest or dividends paid to Lexicon by the issuer of the auction rate securities.  The interest rate paid on the line of credit is less than the Company’s estimated current incremental borrowing rate.  As of September 30, 2009, Lexicon had $37.8 million outstanding under this credit line.

8.        Arrangements with Symphony Icon, Inc.

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

Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company received from Holdings an exclusive purchase option (the “Purchase Option”) that gives the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs.  The Purchase Option is exercisable by the Company at any time, in its sole discretion, until June 15, 2011 at an exercise price of (i) $81 million, if the Purchase Option is exercised before June 15, 2010 and (ii) $90 million, if the Purchase Option is exercised on or after June 15, 2010 and before June 15, 2011.  The Purchase Option exercise price may be paid in cash or a combination of cash and common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price.  Lexicon has calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million (calculated at the time of issuance) and the $15.0 million in cash received from Holdings for the issuance of the common stock.  Lexicon has recorded the value of the Purchase Option as an asset, and is amortizing this asset over the four-year option period.  The unamortized balance of $3.7 million and $5.3 million is recorded in other assets in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively, and the amortization expense of $535,000 and $1.6 million is recorded in other expense, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, respectively.

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

Under a Research Cost Sharing, Payment and Extension Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, upon the recommendation of the Development Committee, Symphony Icon’s Board of Directors may require the Company to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the Programs in accordance with the specified development plan and related development budget.  The Development Committee’s right to recommend that Symphony Icon’s Board of Directors submit such funding requirement to the Company will terminate on the one-year anniversary of the expiration of the Purchase Option, subject to limited exceptions.  Through September 2009, Symphony Icon’s Board of Directors has requested the Company to pay Symphony Icon $4.3 million under this agreement, $1.5 million of which has been paid through September 30, 2009, and management expects that additional funding will be needed in the future.

Lexicon has determined that Symphony Icon is a variable interest entity for which it is the primary beneficiary.  This determination was based on Holdings’ lack of controlling rights with respect to Symphony Icon’s activities and the limitation on the amount of expected residual returns Holdings may expect from Symphony Icon if Lexicon exercises its Purchase Option.  Lexicon has determined it is a variable interest holder of Symphony Icon due to its contribution of the intellectual property relating to the Programs and its issuance of shares of its common stock in exchange for the Purchase Option, which Lexicon intends to exercise if the development of the Programs is successful.  Lexicon has determined that it is a primary beneficiary as a result of certain factors, including its primary responsibility for the development of the Programs and its contribution of the intellectual property relating to the Programs.  As a result, Lexicon has included the financial condition and results of operations of Symphony Icon in its consolidated financial statements.  Symphony Icon’s cash and cash equivalents have been recorded on Lexicon’s consolidated financial statements as short-term investments held by Symphony Icon.  The noncontrolling interest in Symphony Icon on Lexicon’s consolidated balance sheet initially reflected the $45 million proceeds contributed into Symphony Icon less $2.3 million of structuring and legal fees.  As the collaboration progresses, this line item will be reduced by Symphony Icon’s losses, which were $9.8 million and $16.0 million in the nine months ended September 30, 2009 and 2008, respectively. The reductions to the noncontrolling interest in Symphony Icon will be reflected in Lexicon’s consolidated statements of operations using a similar caption and will reduce the amount of Lexicon’s reported net loss.  Through September 30, 2009, Lexicon has not charged any license fees and has not recorded any revenue from Symphony Icon, and does not expect to do so based on the current agreements with Symphony Icon and Holdings.

9.        Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $9.6 million.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of September 30, 2009 and December 31, 2008.

Legal Proceedings:  In September 2009, Lexicon entered into a settlement agreement with the University of Utah Research Foundation (“UURF”) relating to its litigation with UURF with respect to Lexicon’s alleged breach of certain obligations purported to exist under its license agreement with GenPharm International, Inc., under which Lexicon obtained a sublicense under certain patents exclusively licensed from UURF by GenPharm, and related letter agreements between Lexicon and UURF governing the payment of royalties.  The settlement agreement provides, among other things, that Lexicon will make a payment to UURF in exchange for the satisfaction in full of all present and future royalty obligations with respect to materials made by Lexicon using the technology claimed by the licensed patents, resulting in Lexicon's license rights becoming fully paid-up with respect to such materials, and, subject to such rights and sublicenses previously granted by Lexicon, will grant to UURF an exclusive sublicense, with rights to grant future sublicenses, to its rights under the licensed patents. The settlement agreement includes a full mutual release of all claims relating to Lexicon’s license agreement with GenPharm and the related letter agreements between Lexicon and UURF.  Lexicon paid the agreed upon amount, which management considers immaterial, to UURF in September 2009.

Lexicon is from time to time party to other claims and legal proceedings that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

10.        Comprehensive Loss

Comprehensive loss consists of:

	Three Months Ended September 30,
	2009	2008
	(in thousands)
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(19,142)	$(23,459)
Unrealized gain on short-term investments	—	23
Net recognized loss on investments included in earnings	—	3,322
Unrealized loss on long-term investments	—	(82)
Net comprehensive loss attributable to Lexicon Pharmaceuticals, Inc.	$(19,142)	$(20,196)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(60,775)	$(61,443)
Unrealized gain (loss) on short-term investments	(1)	42
Net comprehensive loss attributable to Lexicon Pharmaceuticals, Inc.	$(60,776)	$(61,401)

11.        Collaboration and License Agreements

Lexicon has derived substantially all of its revenues from drug discovery and development collaborations, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts, technology licenses, subscriptions to its databases and compound library sales.  Revenues generated from third parties under collaborative arrangements are recorded on a gross basis on the consolidated statements of operations as Lexicon is the principal participant for these transactions for the purpose of accounting for these arrangements.

Lexicon established an alliance with Bristol-Myers Squibb in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field.  Lexicon did not recognize any revenue under this agreement during the three months ended September 30, 2009.  Revenue recognized under this agreement was $2.9 million for the three months ended September 30, 2008 and $1.7 million and $8.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Lexicon established an alliance with Genentech in December 2002 to discover novel therapeutic proteins and antibody targets.  The target discovery portion of the alliance ended in 2008.  Lexicon did not recognize any revenue under this agreement during the three and nine months ended September 30, 2009.  Revenue recognized under this agreement was $1.1 million and $3.3 million for the three and nine months ended September 30, 2008, respectively.

Lexicon established an alliance with Organon in May 2005 to jointly discover, develop and commercialize novel biotherapeutic drugs.  Revenue recognized under this agreement was $105,000 and $2.0 million for the three months ended September 30, 2009 and 2008, respectively, and $2.4 million and $7.5 million for the nine months ended September 30, 2009 and 2008, respectively.

12.        Subsequent Events

In October 2009, Lexicon completed the public offering and sale of 38,333,332 shares of its common stock at a price of $1.50 per share.  The net proceeds from the offering were $55.2 million, after deducting underwriting discounts of approximately $1.9 million and offering expenses of approximately $0.4 million.  Lexicon currently intends to use the net proceeds for research and development, but may use a portion of the net proceeds to acquire or invest in complementary products and technologies or for general corporate purposes.

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

Since our inception, we have incurred significant losses and, as of September 30, 2009, we had an accumulated deficit of $548.2 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment and other expenses related to our drug discovery and development programs, the development and analysis of knockout mice and our other target validation research efforts, and the development of compound libraries. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities.  In connection with the expansion of our drug discovery and development programs, we expect to continue to incur significant research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued a new accounting pronouncement regarding fair value measurements (formerly SFAS No. 157, “Fair Value Measurements”).  The pronouncement, found under FASB Accounting Standards Codification (“ASC”) Topic 820, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This pronouncement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this pronouncement does not require any new fair value measurements.  More specifically, this pronouncement emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, which ranks the quality and reliability of the information used to determine fair value.  This pronouncement was effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The adoption of this pronouncement did not have an effect on our financial position or results of operations.

In December 2007, the FASB issued a new accounting pronouncement regarding business combinations (formerly SFAS No. 141(Revised), “Business Combinations”), which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This pronouncement, found under FASB ASC Topic 805, also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. This pronouncement makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this pronouncement. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Our adoption of this pronouncement did not have an effect on our financial position or results of operations.

In December 2007, the FASB issued a new pronouncement regarding noncontrolling interests (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”) to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This pronouncement, found under FASB ASC Topic 810, establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This pronouncement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment. The pronouncement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This pronouncement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Our adoption of this pronouncement on January 1, 2009 did not materially affect our financial position or results of operations, other than reclassifying the noncontrolling interest in Symphony Icon to equity for all periods presented.

In December 2007, the FASB ratified a new accounting pronouncement regarding collaborative arrangements (formerly Emerging Issues Task Force (“EITF”) Issue No. 07-01, “Accounting for Collaborative Arrangements”), which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements.  The adoption of this pronouncement, found under FASB ASC Topic 808, did not have an effect on our financial position or results of operations, other than requiring additional disclosures.  Most of the required disclosures were included in our annual report on Form 10-K for the year ended December 31, 2008.  See note 11, “Collaboration and License Agreements,” in the accompanying footnotes for additional required disclosures.

In May 2009, the FASB issued a new accounting pronouncement regarding subsequent events (formerly SFAS No. 165, “Subsequent Events”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The pronouncement, found under FASB ASC Topic 855, also requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  The pronouncement is effective for interim or fiscal periods ending after June 15, 2009.  We evaluated subsequent events through October 30, 2009, which is the date the financial statements were issued.  Our adoption of this pronouncement did not have an effect on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities that most significantly impacts the entity’s economic performance.  This pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009.  We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenues	$2.1	$7.5	$9.3	$26.0
Dollar decrease	$(5.4)		$(16.7)
Percentage decrease	(72)%		(64)%

•
Collaborative research – Revenue from collaborative research for the three months ended September 30, 2009 decreased 77% to $1.7 million, and for the nine months ended September 30, 2009 decreased 65% to $8.0 million, as compared to the corresponding period in 2008, primarily due to reduced revenues in the three and nine months ended September 30, 2009 under our alliances with Bristol-Myers Squibb and N.V. Organon due to our progress towards completing the target discovery portion of the alliances, and the completion in 2008 of the target discovery portion of our alliance with Genentech, partially offset by increases in revenue from our collaboration with Taconic.

•
Subscription and license fees – Revenue from subscription and license fees for the three months ended September 30, 2009 increased 55% to $0.5 million, as compared to the corresponding period in 2008, primarily due to an increase in technology license fees.  Revenue from subscription and license fees for the nine months ended September 30, 2009 decreased 61% to $1.2 million, as compared to corresponding period in 2008, primarily due to a decrease in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total research and development expense	$19.3	$27.3	$62.4	$84.9
Dollar decrease	$(8.0)		$(22.5)
Percentage decrease	(29)%		(26)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, third-party and other services principally related to preclinical and clinical development activities, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended September 30, 2009 decreased 19% to $7.1 million, and for the nine months ended September 30, 2009 decreased 22% to $25.7 million, as compared to the corresponding period in 2008, primarily due to reductions in our personnel in May 2008 and January 2009.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2009 decreased 23% to $3.7 million, and for the nine months ended September 30, 2009 decreased 18% to $11.5 million, as compared to the corresponding period in 2008, primarily due to decreases in depreciation expense and utilities expense.

•
Laboratory supplies – Laboratory supplies expense for the three months ended September 30, 2009 decreased 19% to $1.6 million, and for the nine months ended September 30, 2009 decreased 28% to $4.8 million, as compared to the corresponding period in 2008, primarily as a result of reductions in our genetics research.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2009 decreased 47% to $5.2 million, and for the nine months ended September 30, 2009 decreased 38% to $15.2 million, as compared to the corresponding period in 2008, primarily due to a decrease in external preclinical research and development costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2009 decreased 12% to $0.7 million, and for the nine months ended September 30, 2009 decreased 20% to $2.3 million, as compared to the corresponding period in 2008.

•
Other – Other costs for the three months ended September 30, 2009 decreased 11% to $1.0 million, and for the nine months ended September 30, 2009 decreased 25% to $2.8 million, as compared to the corresponding period in 2008.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total general and administrative expense	$4.6	$5.0	$15.0	$16.7
Dollar decrease	$(0.4)		$(1.8)
Percentage decrease	(8)%		(10)%

General and administrative expenses consist primarily of personnel costs, facility and equipment costs, professional fees such as legal fees, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended September 30, 2009 decreased 5% to $2.2 million, and for the nine months ended September 30, 2009 decreased 16% to $7.1 million, as compared to the corresponding period in 2008, primarily due to reductions in our personnel in May 2008 and January 2009.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2009 increased 8% to $0.7 million, and for the nine months ended September 30, 2009 increased 10% to $2.1 million, as compared to the corresponding period in 2008, primarily due to increased property taxes.

•
Professional fees – Professional fees for the three months ended September 30, 2009 decreased 29% to $0.7 million, and for the nine months ended September 30, 2009 decreased 7% to $2.9 million, as compared to the corresponding period in 2008, primarily due to decreased consulting fees.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2009 decreased 6% to $0.5 million, and for the nine months ended September 30, 2009 decreased 6% to $1.8 million as compared to the corresponding period in 2008.

•
Other – Other costs for the three months ended September 30, 2009 decreased 4% to $0.4 million, and for the nine months ended September 30, 2009 decreased 19% to $1.2 million, as compared to the corresponding period in 2008.

Gain (Loss) on Investments, Net, Interest Income, Interest Expense and Other Expense, Net

Gain (Loss) on Investments, Net.  Gain on investments, net was $0.2 million and $1.0 million for the three and nine months ended September 30, 2009, representing the net increase in the fair value of our student loan auction rate securities and the rights obtained from UBS AG, the investment bank that sold us our auction rate securities.  Loss on investments, net was $3.3 million for the three and nine months ended September 30, 2008, representing the other-than-temporary decline in fair value of our student loan auction rate securities.

Interest Income.  Interest income for the three months ended September 30, 2009 decreased 89% to $0.1 million, and for the nine months ended September 30, 2009 decreased 87% to $0.7 million, as compared to the corresponding period in 2008, due to lower yields on our investments as well as lower cash and investment balances.

Interest Expense.  Interest expense for the three months ended September 30, 2009 increased 16% to $0.8 million, and for the nine months ended September 30, 2009 increased 8% to $2.2 million, as compared to the corresponding period in 2008, primarily due to our line of credit with UBS Bank USA.

Other Expense, Net.  Other expense, net for the three months ended September 30, 2009 was $0.5 million, consistent with the corresponding period in 2008.  Other expense, net for the nine months ended September 30, 2009 increased 26% to $2.0 million as compared to the corresponding period in 2008, primarily due to an impairment of surplus equipment as a result of our restructuring in January 2009.

Income Tax Benefit

The income tax benefit for the three and nine months ended September 30, 2009 was $102,000.

Noncontrolling Interest in Symphony Icon, Inc.

The loss attributable to the noncontrolling interest holders of Symphony Icon for the three months ended September 30, 2009 decreased 29% to $3.5 million, and for the nine months ended September 30, 2009 decreased 39% to $9.8 million, as compared to the corresponding period in 2008, due to the timing of expenditures related to clinical development of the drug candidates licensed to Symphony Icon.

Net Loss Attributable to Lexicon Pharmaceuticals, Inc. and Net Loss Attributable to Lexicon Pharmaceuticals, Inc. per Common Share

Net loss attributable to Lexicon Pharmaceuticals, Inc. decreased to $19.1 million in the three months ended September 30, 2009 from $23.5 million in the corresponding period in 2008.  Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share decreased to $0.14 in the three months ended September 30, 2009, from $0.17 in the corresponding period in 2008.  Net loss attributable to Lexicon Pharmaceuticals, Inc. decreased to $60.8 million in the nine months ended September 30, 2009 from $61.4 million in the corresponding period in 2008.  Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share decreased to $0.44 in the nine months ended September 30, 2009 from $0.45 in the corresponding period in 2008.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through September 30, 2009, we had received net proceeds of $550.3 million from issuances of common and preferred stock, including $203.2 million of net proceeds from the initial public offering of our common stock in April 2000, $50.1 million from our July 2003 common stock offering, $37.5 million from our October 2006 common stock offering and $198.0 million from our August 2007 sale of common stock to Invus, L.P.  We also received net proceeds of $55.2 million from our October 2009 common stock offering.  In addition, from our inception through September 30, 2009, we received $446.9 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $433.3 million had been recognized as revenues through September 30, 2009.

As of September 30, 2009, we had $119.5 million in cash, cash equivalents and investments, including $56.2 million in auction rate securities and related rights as discussed below under “Disclosure about Market Risk,” and $5.7 million in investments held by Symphony Icon.  As of December 31, 2008, we had $142.2 million in cash, cash equivalents and investments, including $55.7 million of auction rate securities and related rights, and $16.6 million in investments held by Symphony Icon.  We used cash of $71.8 million in operations in the nine months ended September 30, 2009. This consisted primarily of the consolidated net loss for the period of $70.5 million, a net decrease in other operating liabilities net of assets of $6.5 million, a $4.6 million decrease in deferred revenue, and a gain on investments and auction rate security rights of $1.0 million, partially offset by non-cash charges of $4.8 million related to depreciation expense, $4.1 million related to stock-based compensation expense and $1.6 million related to the amortization of the Symphony Icon purchase option.  Investing activities provided cash of $11.3 million in the nine months ended September 30, 2009, primarily due to maturities of investments of $73.0 million, partially offset by purchases of investments of $61.5 million.  Financing activities provided cash of $37.3 million due to proceeds from debt borrowings of $38.6 million, partially offset by repayment of debt borrowings of $1.5 million.

In January 2009, we entered into a credit line agreement with UBS Bank USA that provides, as of September 30, 2009, up to an aggregate amount of $37.8 million in the form of an uncommitted, demand, revolving line of credit.  We entered into the credit line in connection with our acceptance of an offer from UBS AG, the investment bank that sold us our auction rate securities, providing us with rights to require UBS to purchase our $56.5 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  The credit line is secured only by these auction rate securities and advances under the credit line will be made on a “no net cost” basis, meaning that the interest paid by us on advances will not exceed the interest or dividends paid to us by the issuer of the auction rate securities.  As of September 30, 2009, we had $37.8 million outstanding under this credit line.

In June 2007, we entered into a securities purchase agreement with Invus, L.P, pursuant to which Invus purchased 50,824,986 shares of our common stock for approximately $205.4 million in August 2007.  This purchase resulted in Invus’ ownership of 40% of the post-transaction outstanding shares of our common stock.  Pursuant to the securities purchase agreement, Invus, at its option, also has the right to require us to initiate up to two pro rata rights offerings to our stockholders, which would provide all stockholders with non-transferable rights to acquire shares of our common stock, in an aggregate amount of up to $344.5 million, less the proceeds of any “qualified offerings” that we may complete in the interim involving the sale of our common stock at prices above $4.50 per share.  Invus may exercise its right to require us to conduct the first rights offering by giving us notice within a period of one year beginning on November 28, 2009 (which we refer to as the first rights offering trigger date), although we and Invus may agree to change the first rights offering trigger date with the approval of the members of our board of directors who are not affiliated with Invus.  Invus may exercise its right to require us to conduct the second rights offering by giving us notice within a period of one year beginning on the date that is 90 days after Invus’ exercise of its right to require us to conduct the first rights offering or, if Invus does not exercise its right to require us to conduct the first rights offering, within a period of one year beginning on the first anniversary of the first rights offering trigger date.  The one year periods in which Invus may initiate the first or second rights offering will be extended by the number of days during such periods that Invus is not permitted under the securities purchase agreement to initiate a rights offering as a result of any “blackout period” in connection with a public offering of our common stock.  The initial investment and subsequent rights offerings, combined with any qualified offerings, were designed to achieve up to $550 million in proceeds to us.  Invus would be required to purchase its pro rata portion of each rights offering.

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

Upon the recommendation of Symphony Icon’s development committee, which is comprised of an equal number of representatives from us and Symphony Icon, Symphony Icon’s board of directors may require us to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the programs in accordance with the specified development plan and related development budget.  The development committee’s right to recommend that Symphony Icon’s board of directors submit such funding requirement to us will terminate on the one-year anniversary of the expiration of the purchase option, subject to limited exceptions.  Through September 2009, Symphony Icon’s board of directors has requested us to pay Symphony Icon $4.3 million under this agreement, $1.5 million of which has been paid through September 30, 2009, and we expect that additional funding will be needed in the future.

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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase.  We maintain a short-term investment portfolio which consists of U.S. Treasury bills, money market accounts and certificates of deposit that mature three to 12 months from the time of purchase and auction rate securities that mature greater than 12 months from the time of purchase, which we believe are subject to limited market and credit risk, other than as discussed below.  We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

At September 30, 2009, we held $56.5 million (par value), with an estimated fair value of $45.5 million, of auction rate securities.  These notes are issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer.  Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for our auction rate securities was highly liquid.  Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction.  The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate.  Prior to September 30, 2009, we classified the entire auction rate security investment balance as long-term investments on our consolidated balance sheet because of our inability to determine when our investments in auction rate securities would be sold; however, as of September 30, 2009, we classified our auction rate security investment as short-term investments as we expect to exercise our right to redeem these securities on June 30, 2010 under our agreement with UBS AG as discussed below.  We have also modified our current investment strategy to reallocate our investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At September 30, 2009, observable auction rate securities market information was not available to determine the fair value of our investments. We have estimated the fair value of these securities at $45.5 million as of September 30, 2009 using models of the expected future cash flows related to the securities and taking into account assumptions about the cash flows of the underlying student loans, as well as secondary market data.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of September 30, 2009.  The underlying sources of these assumptions are volatile and the assumptions are subject to change as those sources and market conditions change.

In November 2008, we accepted an offer from UBS AG, the investment bank that sold us our auction rate securities, providing us with rights related to our auction rate securities.  The rights permit us to require UBS to purchase our $56.5 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the securities at any time by paying us the par value of such securities.  We expect to exercise the rights and sell our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the rights.  We are also eligible to borrow from UBS Bank USA, an affiliate of UBS, at no net cost up to 75% of the market value of the securities, as determined by UBS Bank USA, which loans would become payable upon the purchase or sale of the securities by UBS.

The enforceability of the rights results in a separate asset that will be measured at its fair value.  We elected to measure the rights under a fair value option, which permits entities to choose, at certain election dates, to measure eligible items at fair value.  As a result of accepting the rights, we elected in 2008 to classify the rights and reclassify our investments in auction rate securities as trading securities from available-for-sale securities.  As a result, we will assess the fair value of these two individual assets and record changes each period until the rights are exercised and the auction rate securities are redeemed.  During the nine months ended September 30, 2009, we recorded a gain of $2.4 million to reflect the increase in fair value of the auction rate securities, and recorded a loss of $1.4 million to reflect the decline in fair value of the rights, which are reflected in gain on investments, net, in the accompanying consolidated statement of operations.  During the nine months ended September 30, 2008, we recorded a loss of $3.3 million to reflect the decline in fair value of the auction rate securities, which is reflected in loss on investments in the accompanying consolidated statement of operations.  We expect that subsequent changes in the value of the rights will largely offset the subsequent fair value movements of the auction rate securities, subject to the continued expected performance by the investment bank of its obligations under the agreement.

Excluding auction rate securities and the related rights, at September 30, 2009, we had approximately $68.9 million in cash and cash equivalents and short-term investments, including $5.7 million in investments held by Symphony Icon.  We believe that the working capital available to us excluding the funds held in auction rate securities will be sufficient to meet our cash requirements for at least the next 12 months.

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

Item 1.         Legal Proceedings

In September 2009, we entered into a settlement agreement with the University of Utah Research Foundation, or UURF, relating to our litigation with UURF with respect to our alleged breach of certain obligations purported to exist under our license agreement with GenPharm International, Inc., under which we obtained a sublicense under certain patents exclusively licensed from UURF by GenPharm, and related letter agreements between us and UURF governing the payment of royalties.  See the information appearing under the heading entitled “Legal Proceedings” in footnote 10 to our consolidated financial statements included as part of our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

The settlement agreement provides, among other things, that we will make a payment to UURF in exchange for the satisfaction in full of all present and future royalty obligations with respect to materials made by us using the technology claimed by the licensed patents, resulting in our license rights becoming fully paid-up with respect to such materials, and, subject to such rights and sublicenses previously granted by us, will grant to UURF an exclusive sublicense, with rights to grant future sublicenses, to our rights under the licensed patents.  The settlement agreement includes a full mutual release of all claims relating to our license agreement with GenPharm and the related letter agreements between us and UURF.  We paid the agreed upon amount, which we consider immaterial, to UURF in September 2009.

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

Risks Related to Our Need for Additional Financing and Our Financial Results

•
we will need additional capital in the future; if it is unavailable, we will be forced to significantly curtail or cease operations and, if it is not available on reasonable terms, we will be forced to obtain funds by entering into financing agreements on unattractive terms

•
Invus, L.P., our largest stockholder, may decline to grant its consent which is required for us to conduct equity offerings at prices less than $4.50 per share.  In addition, we can provide no assurance that Invus will exercise its rights to require us to initiate up to two pro rata rights offerings in which it would be obligated to purchase its pro rata portion of the offering

•	we have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability

•
we have licensed the intellectual property, including commercialization rights, to our drug candidates LX1031 and LX1032 to Symphony Icon and will not receive any future royalties or revenues with respect to these drug candidates unless we exercise our option to purchase Symphony Icon

•
at September 30, 2009, we held $56.5 million (par value), with an estimated fair value of $45.5 million, of auction rate securities for which auctions have failed and, as a result, we may not be able to access at least the portion of these funds for which alternative funding is not available through our credit line with UBS Bank USA without a loss of principal

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

•	If we are unable to meet Nasdaq continued listing requirements, Nasdaq may take action to delist our common stock

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

Item 4.          Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on July 15, 2009 to consider and vote on a proposal to approve an amendment to our certificate of incorporation increasing the number of authorized shares of our common stock from 300 million to 900 million, which proposal was considered and approved.  See “Item 4. Submission of Matters to a Vote of Security Holders” included as part of our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

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

Lexicon Pharmaceuticals, Inc.

Date: October 30, 2009	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: October 30, 2009	By:	/s/ Ajay Bansal
Ajay Bansal
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002