Form 10-Q
period 2010-03-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2010-05-10
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 6, 2010, 337,404,194 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2010	2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$260,126	$100,554
Short-term investments, including restricted investments of $430	54,055	56,542
Short-term investments held by Symphony Icon, Inc. (Note 4)	—	5,417
Accounts receivable, net of allowances of $35	1,969	815
Prepaid expenses and other current assets	5,757	6,356
Total current assets	321,907	169,684
Property and equipment, net of accumulated depreciation and amortization of $76,015 and $75,795, respectively	57,850	58,754
Goodwill	25,798	25,798
Other assets	3,656	3,325
Total assets	$409,211	$257,761

Liabilities and Equity

Current liabilities:
Accounts payable	$4,773	$5,919
Accrued liabilities	5,368	5,611
Current portion of deferred revenue	576	942
Current portion of long-term debt	36,599	38,482
Total current liabilities	47,316	50,954
Deferred revenue, net of current portion	14,212	14,212
Long-term debt	28,199	28,482
Other long-term liabilities	579	616
Total liabilities	90,306	94,264

Commitments and contingencies

Equity:
Lexicon Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 337,562 and 175,785 shares issued, respectively	338	176
Additional paid-in capital	916,505	733,874
Accumulated deficit	(597,701)	(570,175)
Treasury stock, at cost, 158 and 80 shares, respectively	(237)	(88)
Total Lexicon Pharmaceuticals, Inc. stockholders’ equity	318,905	163,787
Noncontrolling interest in Symphony Icon, Inc. (Note 4)	—	(290)
Total equity	318,905	163,497
Total liabilities and equity	$409,211	$257,761

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Collaborative research	$1,641	$3,605
Subscription and license fees	—	563
Total revenues	1,641	4,168
Operating expenses:
Research and development, including stock-based compensation of $806 and $829, respectively	21,088	22,864
General and administrative, including stock-based compensation of $499 and $613, respectively	5,519	4,874
Total operating expenses	26,607	27,738
Loss from operations	(24,966)	(23,570)
Gain on investments, net	88	517
Interest income	217	327
Interest expense	(727)	(666)
Other expense, net	(682)	(945)
Consolidated net loss	(26,070)	(24,337)
Less: Net loss attributable to noncontrolling interest in Symphony Icon, Inc. (Note 4)	—	2,777
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(26,070)	$(21,560)

Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.13)	$(0.16)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	197,239	137,075

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Lexicon Pharmaceuticals, Inc. Stockholders
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Noncontrolling Interest (Note 4)	Total Equity
	Common Stock
	Shares	Par Value
Balance at December 31, 2008	136,797	$137	$672,838	$(487,395)	$—	$—	$185,580	$10,247	$195,827
Stock-based compensation	—	—	1,807	—	—	—	1,807	—	1,807
Grant of restricted stock	534	—	—	—	—	—	—	—	—
Net loss	—	—	—	(21,560)	—	—	(21,560)	(2,777)	(24,337)
Unrealized loss on investments	—	—	—	—	(5)	—	(5)	—	(5)
Comprehensive loss							(21,565)		(24,342)
Balance at March 31, 2009	137,331	$137	$674,645	$(508,955)	$(5)	$—	$165,822	$7,470	$173,292

Balance at December 31, 2009	175,785	$176	$733,874	$(570,175)	$—	$(88)	$163,787	$(290)	$163,497
Deconsolidation of Symphony Icon	—	—	—	—	—	—	—	290	290
Cumulative-effect adjustment for adoption of new accounting principle	—	—	—	(1,456)	—	—	(1,456)	—	(1,456)
Stock-based compensation	—	—	1,305	—	—	—	1,305	—	1,305
Issuance of common stock, net of fees	161,770	162	181,309	—	—	—	181,471	—	181,471
Exercise of common stock options	7	—	17	—	—	—	17	—	17
Repurchase of common stock	—	—	—	—	—	(149)	(149)	—	(149)
Net loss	—	—	—	(26,070)	—	—	(26,070)	—	(26,070)
Balance at March 31, 2010	337,562	$338	$916,505	$(597,701)	$—	$(237)	$318,905	$—	$318,905

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(26,070)	$(24,337)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	1,380	1,772
Impairment of fixed assets	—	406
Amortization of Symphony Icon, Inc. purchase option	678	535
Stock-based compensation	1,305	1,442
(Gain) loss on auction rate securities (“ARS”)	(2,238)	41
Loss (gain) on ARS Rights	2,150	(558)
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Increase in accounts receivable	(737)	(680)
Decrease in prepaid expenses and other current assets	3,285	1,784
Decrease in other assets	24	26
Decrease in accounts payable and other liabilities	(1,111)	(6,024)
Decrease in deferred revenue	(366)	(2,563)
Net cash used in operating activities	(21,700)	(28,154)
Cash flows from investing activities:
Purchases of property and equipment	(485)	(156)
Proceeds from disposal of property and equipment	9	36
Maturities of investments held by Symphony Icon, Inc. (Note 4)	—	4,778
Purchases of investments	—	(59,955)
Maturities of investments	2,575	100
Net cash provided by (used in) investing activities	2,099	(55,197)
Cash flows from financing activities:
Proceeds from issuance of common stock	181,488	—
Repurchase of common stock	(149)	—
Proceeds from debt borrowings	750	14,800
Repayment of debt borrowings	(2,916)	(369)
Net cash provided by financing activities	179,173	14,431
Net increase (decrease) in cash and cash equivalents	159,572	(68,920)
Cash and cash equivalents at beginning of period	100,554	85,873
Cash and cash equivalents at end of period	$260,126	$16,953

Supplemental disclosure of cash flow information:
Cash paid for interest	$606	$626

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments	$—	$(5)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. In 2009, the consolidated financial statements also include the accounts of one variable interest entity, Symphony Icon, Inc. (“Symphony Icon”), for which the Company was the primary beneficiary and therefore had consolidated the financial condition and results of operations of Symphony Icon.  Upon the adoption of a new accounting pronouncement regarding variable interest entities (formerly Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”) on January 1, 2010, Lexicon determined that it is no longer the primary beneficiary of Symphony Icon, and is therefore no longer consolidating the financial condition and results of operations of Symphony Icon.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.  These include the reclassification of $112,000 of patent-related legal costs from research and development expense to general and administrative expense on the consolidated statement of operations for the three months ended March 31, 2009.

For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

2.      Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period. Shares associated with stock options and warrants are not included because they are antidilutive.  There are no differences between basic and diluted net loss per share for all periods presented.

3.      Stock-Based Compensation

The Company recorded $1.3 million and $1.4 million of stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2010 and 2009:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Estimated Forfeitures	Dividend Rate
March 31, 2010:
Employees	86%	2.4%	5	22%	0%
Officers and non-employee directors	80%	3.3%	8	7%	0%
March 31, 2009:
Employees	78%	1.9%	5	23%	0%
Officers and non-employee directors	76%	2.6%	8	6%	0%

The following is a summary of option activity under Lexicon’s stock option plans for the three months ended March 31, 2010:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2009	17,346	$4.16
Granted	4,517	1.90
Exercised	(7)	2.50
Expired	(1,439)	4.13
Forfeited	(263)	1.55
Outstanding at March 31, 2010	20,154	3.69
Exercisable at March 31, 2010	10,554	$5.34

During 2009, Lexicon granted its officers restricted stock bonus awards in lieu of cash bonus awards.  The shares subject to the awards vested in two installments over the one-year period following the date of grant.  The following is a summary of restricted stock activity under Lexicon’s stock option plans for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2009	255	$1.45
Vested	(255)	1.45
Nonvested at March 31, 2010	—	$—

During the three months ended March 31, 2010, Lexicon granted certain employees restricted stock units with a performance condition.  The shares subject to the restricted stock units vest upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application.  Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  The following is a summary of restricted stock units activity under Lexicon’s stock option plans for the three months ended March 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2009	—	$—
Granted	387	1.90
Nonvested at March 31, 2010	387	$1.90

4.      Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167) which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities that most significantly impacts the entity’s economic performance.  The impact of the adoption of this pronouncement may be applied retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated, or through a cumulative-effect adjustment on the date of adoption.  This pronouncement, found under FASB ASC Topic 810, is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009.  The Company has determined that upon adoption of this pronouncement on January 1, 2010, Lexicon is no longer the primary beneficiary of Symphony Icon, and therefore has not included the financial condition and results of operations of Symphony Icon in its consolidated financial statements as of and for the three months ended March 31, 2010.  As of December 31, 2009, Symphony Icon had $6.2 million in current assets, $5.4 million of which was short-term investments, and $4.2 million in current liabilities.  On January 1, 2010, Lexicon recorded a cumulative-effect adjustment to retained earnings (accumulated deficit) as a result of adopting this pronouncement, which increased the accumulated deficit balance by $1.5 million.

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

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2010 and December 31, 2009 are as follows:

	As of March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$260,126	$—	$—	$260,126

Securities maturing within one year:
Certificates of deposit	508	—	—	508
ARS Rights	—	7,575	—	7,575
Securities maturing after ten years:
Auction rate securities	53,600	—	(7,628)	45,972
Total short-term investments	$54,108	$7,575	$(7,628)	$54,055

Total cash and cash equivalents and investments	$314,234	$7,575	$(7,628)	$314,181

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$100,554	$—	$—	$100,554

Securities maturing within one year:
Certificates of deposit	508	—	—	508
ARS rights	—	9,725	—	9,725
Securities maturing after ten years:
Auction rate securities	56,175	—	(9,866)	46,309
Total short-term investments	$56,683	$9,725	$(9,866)	$56,542
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	5,417	—	—	5,417
Total short-term investments held by Symphony Icon, Inc.	$5,417	$—	$—	$5,417

Total cash and cash equivalents and investments	$162,654	$9,725	$(9,866)	$162,513

There were no realized gains or losses for the three months ended March 31, 2010 and 2009, respectively. The cost of securities sold is based on the specific identification method.

At March 31, 2010, Lexicon held $53.6 million (par value), with an estimated fair value of $46.0 million, of investments with an auction interest rate reset feature, known as auction rate securities.  At December 31, 2009, Lexicon held $56.2 million (par value), with an estimated fair value of $46.3 million, of auction rate securities.  These notes are issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for Lexicon’s auction rate securities was highly liquid. However, starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate.  In the case of funds invested by Lexicon in auction rate securities which are the subject of a failed auction, Lexicon may not be able to access the funds without a loss of principal unless a future auction on these investments is successful or the issuer redeems the security.  Lexicon has modified its current investment strategy to reallocate its investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At March 31, 2010 and December 31, 2009, observable auction rate securities market information was not available to determine the fair value of Lexicon’s investments. Lexicon has estimated the fair value of these securities at $46.0 million and $46.3 million as of March 31, 2010 and December 31, 2009, respectively, using models of the expected future cash flows related to the securities and taking into account assumptions about the cash flows of the underlying student loans, as well as secondary market trading data.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of March 31, 2010 and December 31, 2009.  The underlying assumptions are volatile and are subject to change as market conditions change.

In November 2008, Lexicon accepted an offer from UBS AG, the investment bank that sold Lexicon the auction rate securities, providing Lexicon with rights related to its auction rate securities (“ARS Rights”).  The ARS Rights permit Lexicon to require UBS to purchase its $53.6 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the securities at any time by paying Lexicon the par value of such securities.  Management expects to exercise the ARS Rights and sell Lexicon’s auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the ARS Rights.  Lexicon is also eligible to borrow from UBS Bank USA, an affiliate of UBS, at no net cost up to 75% of the market value of the securities, as determined by UBS Bank USA, which loans would become payable upon the purchase or sale of the securities by UBS (see note 7).

The enforceability of the ARS Rights results in a separate asset that is measured at its fair value.  Lexicon elected to measure the ARS Rights under a fair value option, which permits entities to choose, at certain election dates, to measure eligible items at fair value.  As a result of accepting the ARS Rights, Lexicon has elected to classify the ARS Rights and reclassify its investments in auction rate securities as trading securities from available-for-sale securities.  As a result, Lexicon is required to assess the fair value of these two individual assets and record changes each period until the ARS Rights are exercised and the auction rate securities are redeemed.  Lexicon expects that subsequent changes in the value of the ARS Rights will largely offset the subsequent fair value movements of the auction rate securities, subject to the continued expected performance by the investment bank of its obligations under the agreement.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Company financial assets that are measured at fair value on a recurring basis according to the fair value levels described above as of March 31, 2010 and December 31, 2009.

	Financial Assets at Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$260,126	$—	$—	$260,126
Short-term investments	508	—	53,547	54,055
Total cash and cash equivalents and investments	$260,634	$—	$53,547	$314,181

	Financial Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash and cash equivalents	$100,554	$—	$—	$100,554
Short-term investments	508	—	56,034	56,542
Short-term investments held by Symphony Icon, Inc.	5,417	—	—	5,417
Total cash and cash equivalents and investments	$106,479	$—	$56,034	$162,513

The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the three months ended March 31, 2010 and 2009.

	Short-term Investments	Long-term Investments	Total
	(in thousands)
Balance at December 31, 2009	$56,034	$—	$56,034
Unrealized gains included in earnings as gain on investments, net	88	—	88
Net sales and settlements	(2,575)	—	(2,575)
Balance at March 31, 2010	$53,547	$—	$53,547

Balance at December 31, 2008	$—	$55,686	$55,686
Unrealized gains included in earnings as gain on investments, net	—	517	517
Balance at March 31, 2009	$—	$56,203	56,203

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include goodwill associated with the acquisition of Coelacanth Corporation in 2001.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.

7.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $29.3 million as of March 31, 2010.  The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

UBS Credit Line.  In January 2009, Lexicon entered into a credit line agreement with UBS Bank USA that provides, as of March 31, 2010, up to an aggregate amount of $35.7 million in the form of an uncommitted, demand, revolving line of credit.  Lexicon entered into the credit line in connection with its acceptance of an offer from UBS AG, the investment bank that sold Lexicon its auction rate securities, providing Lexicon with rights to require UBS to purchase its $53.6 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  The credit line is secured only by these auction rate securities and advances under the credit line are made on a “no net cost” basis, meaning that the interest paid by Lexicon on advances will not exceed the interest or dividends paid to Lexicon by the issuer of the auction rate securities.  The interest rate paid on the line of credit is less than the Company’s estimated current incremental borrowing rate.  As of March 31, 2010, Lexicon had $35.5 million outstanding under this credit line.

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

Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company received from Holdings an exclusive purchase option (the “Purchase Option”) that gives the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs.  The Purchase Option is exercisable by the Company at any time, in its sole discretion, until June 15, 2011 at an exercise price of (i) $81 million, if the Purchase Option is exercised before June 15, 2010 and (ii) $90 million, if the Purchase Option is exercised on or after June 15, 2010 and before June 15, 2011.  The Purchase Option exercise price may be paid in cash or a combination of cash and common stock, at the Company’s sole discretion, provided that the common stock portion may not exceed 40% of the Purchase Option exercise price.  Lexicon originally calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million (calculated at the time of issuance) and the $15.0 million in cash received from Holdings for the issuance of the common stock.  Lexicon has recorded the value of the Purchase Option as an asset, and is amortizing this asset over the four-year option period.  Upon the adoption of a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167) on January 1, 2010, $2.3 million of structuring and legal fees originally allocated to noncontrolling interest was allocated to the value of the Purchase Option.  This resulted in a cumulative-effect adjustment to retained earnings of $1.5 million, representing the additional amortization expense that would have been recorded through December 31, 2009.  The unamortized balance of $3.3 million and $3.1 million is recorded in other assets in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively, and the amortization expense of $678,000 and $535,000 is recorded in other expense, net in the accompanying consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively.

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

Under a Research Cost Sharing, Payment and Extension Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, upon the recommendation of the development committee, Symphony Icon’s board of directors may require the Company to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the Programs in accordance with the specified development plan and related development budget.  The development committee’s right to recommend that Symphony Icon’s board of directors submit such funding requirement to the Company will terminate on the one-year anniversary of the expiration of the Purchase Option, subject to limited exceptions.  Through March 2010, Symphony Icon’s board of directors has requested the Company to pay Symphony Icon $5.3 million under this agreement, all of which has been paid through March 31, 2010, and management expects that additional funding will be needed in the future.

Prior to January 1, 2010, Lexicon had determined that Symphony Icon was a variable interest entity for which it is the primary beneficiary.  This determination was based on Holdings’ lack of controlling rights with respect to Symphony Icon’s activities and the limitation on the amount of expected residual returns Holdings may expect from Symphony Icon if Lexicon exercises its Purchase Option.  Lexicon had determined it was a variable interest holder of Symphony Icon due to its contribution of the intellectual property relating to the Programs and its issuance of shares of its common stock in exchange for the Purchase Option, which Lexicon intends to exercise if the development of the Programs is successful.  Lexicon had determined that it was a primary beneficiary as a result of certain factors, including its primary responsibility for the development of the Programs and its contribution of the intellectual property relating to the Programs.  As a result, Lexicon has included the financial condition and results of operations of Symphony Icon in its consolidated financial statements through December 31, 2009.  Symphony Icon’s cash and cash equivalents have been recorded on Lexicon’s consolidated financial statements as short-term investments held by Symphony Icon as of December 31, 2009.  The noncontrolling interest in Symphony Icon on Lexicon’s consolidated balance sheet initially reflected the $45 million proceeds contributed into Symphony Icon less $2.3 million of structuring and legal fees.  As the collaboration progressed, this line item was reduced by Symphony Icon’s losses, which were $2.8 million in the three months ended March 31, 2009. The reductions to the noncontrolling interest in Symphony Icon were reflected in Lexicon’s consolidated statements of operations using a similar caption and reduced the amount of Lexicon’s reported net loss.

Upon the adoption of a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167) on January 1, 2010, Lexicon determined that it is no longer the primary beneficiary of Symphony Icon.  Under the new accounting guidance, neither Lexicon nor Holdings has the power to direct the activities that most significantly impact the economic performance of Symphony Icon; therefore, there is no primary beneficiary.  As a result, Lexicon has deconsolidated Symphony Icon as of January 1, 2010, and has not included the financial condition and results of operations of Symphony Icon in its consolidated financial statements as of and for the three months ended March 31, 2010.  Symphony Icon had $5.1 million of total assets and $3.1 million of total liabilities as of March 31, 2010 based on information provided by Symphony Icon.  Lexicon’s maximum exposure to loss as a result of its involvement with Symphony Icon is limited to additional funding of $9.7 million under the Research Cost Sharing, Payment and Extension Agreement as discussed above.  Through March 31, 2010, Lexicon has not charged any license fees and has not recorded any revenue from Symphony Icon, and does not expect to do so based on the current agreements with Symphony Icon and Holdings.

9.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $8.3 million.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of March 31, 2010 and December 31, 2009.  Additionally, Lexicon leases certain equipment under operating leases.

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

10.      Other Capital Stock Agreements

Common Stock: In March 2010, Lexicon completed the public offering and sale and concurrent private placement of an aggregate of 161,770,206 shares of its common stock at a price of $1.15 per share, resulting in net proceeds of $181.5 million, after deducting underwriting discounts and commissions of $4.3 million and offering expenses of $0.3 million.  Invus purchased 94,270,206 of these shares.  All of the net proceeds of this offering are reflected as issuance of common stock in the accompanying financial statements.

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

Lexicon established an alliance with Bristol-Myers Squibb in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field.  Revenue recognized under this agreement was none and $0.8 million for the three months ended March 31, 2010 and 2009, respectively.

Lexicon established an alliance with Organon in May 2005 to jointly discover, develop and commercialize novel biotherapeutic drugs.  Revenue recognized under this agreement was $0.2 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.

Lexicon established an alliance with Taconic Farms in November 2005 for the marketing, distribution and licensing of certain lines of knockout mice and entered into an expanded collaboration with Taconic in July 2009.  Revenue recognized under these agreements was $0.7 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively.

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

Since our inception, we have incurred significant losses and, as of March 31, 2010, we had an accumulated deficit of $597.7 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities.  In connection with the continued expansion of our drug discovery and development programs, we expect to continue to incur significant research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 4, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements, for a discussion of the impact of the new accounting standards on our consolidated financial statements.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2010	2009
Total revenues	$1.6	$4.2
Dollar decrease	$(2.5)
Percentage decrease	(61)%

•
Collaborative research – Revenue from collaborative research decreased 54% to $1.6 million, primarily due to reduced revenues in the three months ended March 31, 2010 under our alliances with N.V. Organon and Bristol-Myers Squibb due to the completion in 2009 of the target discovery portion of these alliances.

•	Subscription and license fees – Revenue from subscriptions and license fees decreased 100% primarily due to a decrease in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2010	2009
Total research and development expense	$21.1	$22.9
Dollar decrease	$(1.8)
Percentage decrease	(8)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, third-party and other services, facility and equipment costs, laboratory supplies, and stock-based compensation expenses.

•
Personnel – Personnel costs decreased 23% to $8.2 million, primarily due to a reduction in our personnel in January 2009 and associated severance costs.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Third-party and other services – Third-party and other services increased 24% to $6.0 million, primarily due to an increase in external clinical research and development costs.

•	Facilities and equipment – Facilities and equipment costs decreased 12% to $3.6 million, primarily due to a decrease in depreciation expense.

•	Laboratory supplies – Laboratory supplies expense decreased 11% to $1.5 million, primarily due to reductions in compound acquisitions and genetic research activities.

•	Stock-based compensation – Stock-based compensation expense was $0.8 million, consistent with the prior year.

•	Other – Other costs increased 20% to $1.0 million.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2010	2009
Total general and administrative expense	$5.5	$4.9
Dollar increase	$0.6
Percentage increase	13%

General and administrative expenses consist primarily of salaries and other personnel-related expenses, professional fees such as legal fees, facility and equipment costs, and stock-based compensation expenses.

•	Personnel – Personnel costs increased 9% to $2.7 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Professional fees – Professional fees increased 69% to $1.3 million, primarily due to increased patent-related legal costs.

•	Facilities and equipment – Facilities and equipment costs decreased 9% to $0.6 million.

•	Stock-based compensation – Stock-based compensation expense decreased 19% to $0.5 million.

•	Other – Other costs increased 29% to $0.4 million.

Gain on Investments, Net, Interest Income, Interest Expense and Other Expense, Net

Gain on Investments, Net.  Gain on investments was $2.2 million for the three months ended March 31, 2010, representing the increase in fair value of our student loan auction rate securities.  This gain was offset by a loss on investments of $2.2 million for the three months ended March 31, 2010, representing the decline in fair value of the rights obtained from UBS AG, the investment bank that sold us our auction rate securities.

Interest Income.  Interest income decreased 34% to $0.2 million in the three months ended March 31, 2010 from $0.3 million in the corresponding period in 2009, due to lower yields on our investments.

Interest Expense.  Interest expense was $0.7 million in the three months ended March 31, 2010, consistent with the prior year.

Other Expense, Net.  Other expense, net decreased 28% to $0.7 million in the three months ended March 31, 2010 from $0.9 million in the corresponding period in 2009, primarily due to an impairment in 2009 of surplus equipment as a result of our restructuring.

Noncontrolling Interest in Symphony Icon, Inc.

For the three months ended March 31, 2009, the losses attributable to the noncontrolling interest holders of Symphony Icon were $2.8 million.  As discussed in Note 4, Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements, we have determined that upon the adoption of a new accounting pronouncement regarding variable interest entities on January 1, 2010, we are not the primary beneficiary of Symphony Icon, and therefore, we are no longer including the financial condition and results of operations of Symphony Icon in our consolidated financial statements.

Net Loss Attributable to Lexicon Pharmaceuticals, Inc. and Net Loss Attributable to Lexicon Pharmaceuticals, Inc. per Common Share

Net Loss Attributable to Lexicon Pharmaceuticals, Inc. and Net Loss Attributable to Lexicon Pharmaceuticals, Inc. per Common Share.  Net loss attributable to Lexicon Pharmaceuticals, Inc. increased to $26.1 million in the three months ended March 31, 2010 from $21.6 million in the corresponding period in 2009.  Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share decreased to $0.13 in the three months ended March 31, 2010 from $0.16 in the corresponding period in 2009.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through March 31, 2010, we had received net proceeds of $786.9 million from issuances of common and preferred stock.  In addition, from our inception through March 31, 2010, we received $448.8 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $436.3 million had been recognized as revenues through March 31, 2010.

As of March 31, 2010, we had $314.2 million in cash, cash equivalents and investments, including $53.5 million in auction rate securities and related rights as discussed below under “Disclosure about Market Risk.”  As of December 31, 2009, we had $157.1 million in cash, cash equivalents and investments, including $56.0 million of auction rate securities and related rights, and $5.4 million in investments held by Symphony Icon.  We used cash of $21.7 million in operations in the three months ended March 31, 2010. This consisted primarily of the consolidated net loss for the period of $26.1 million and a net gain on investments and auction rate security rights of $0.1 million, partially offset by non-cash charges of $1.4 million related to depreciation expense, $1.3 million related to stock-based compensation expense, a net decrease in other operating assets net of liabilities of $1.1 million and $0.7 million related to the amortization of the Symphony Icon purchase option.  Investing activities provided cash of $2.1 million in the three months ended March 31, 2010, primarily due to maturities of investments of $2.6 million, partially offset by purchases of property and equipment of $0.5 million.  Financing activities provided cash of $179.2 million due to net proceeds from issuance of common stock of $181.5 million, partially offset by net repayment of debt borrowings of $2.2 million.

UBS Credit Line.  In January 2009, we entered into a credit line agreement with UBS Bank USA that provides, as of March 31, 2010, up to an aggregate amount of $35.7 million in the form of an uncommitted, demand, revolving line of credit.  We entered into the credit line in connection with our acceptance of an offer from UBS AG, the investment bank that sold us our auction rate securities, providing us with rights to require UBS to purchase our $53.6 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  The credit line is secured only by these auction rate securities and advances under the credit line will be made on a “no net cost” basis, meaning that the interest paid by us on advances will not exceed the interest or dividends paid to us by the issuer of the auction rate securities.  As of March 31, 2010, we had $35.5 million outstanding under this credit line.

Invus Securities Purchase Agreement.  In June 2007, we entered into a securities purchase agreement with Invus, L.P, pursuant to which Invus purchased 50,824,986 shares of our common stock for approximately $205.4 million in August 2007.  Pursuant to the securities purchase agreement, as amended and supplemented, and after accounting for the $181.5 million net proceeds of our public offering and concurrent private placement of common stock in March 2010, Invus has the right to require us to initiate one pro rata rights offering to our stockholders, which would provide all stockholders with non-transferable rights to acquire shares of our common stock, in an aggregate amount of up to approximately $163.0 million, less the proceeds of any “qualified offerings” that we may complete in the interim involving the sale of our common stock at prices above $4.50 per share.  We have not completed any such qualified offering.  Invus may exercise its right to require us to conduct such a rights offering by giving us notice within a period of one year beginning on February 28, 2011, which will be extended by the number of days during such period that Invus is not permitted under the securities purchase agreement to initiate the rights offering as a result of any “blackout period” in connection with certain public offerings of our common stock.  If Invus elects to exercise its right to require us to initiate a rights offering, Invus would be required to purchase its pro rata portion of the offering.

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

Upon the recommendation of Symphony Icon’s development committee, which is comprised of an equal number of representatives from us and Symphony Icon, Symphony Icon’s board of directors may require us to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the programs in accordance with the specified development plan and related development budget.  The development committee’s right to recommend that Symphony Icon’s board of directors submit such funding requirement to us will terminate on the one-year anniversary of the expiration of the purchase option, subject to limited exceptions.  Through March 2010, Symphony Icon’s board of directors has requested us to pay Symphony Icon $5.3 million under this agreement, all which has been paid through March 31, 2010, and we expect that additional funding will be needed in the future.

Facilities.  In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20 year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $29.3 million as of March 31, 2010.  In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey.  The term of the lease extends until June 30, 2013.  The lease provides for an escalating yearly base rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven.  We are the guarantor of the obligations of our subsidiary under the lease.

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

At March 31, 2010, we held $53.6 million (par value), with an estimated fair value of $46.0 million, of investments with an auction interest rate reset feature, known as auction rate securities.  These notes are issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer.  Interest is typically paid at the end of each auction period or semiannually.  Until February 2008, the market for our auction rate securities was highly liquid.  Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction.  The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate.  In the case of funds invested by us in auction rate securities which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction on these investments is successful or the issuer redeems the security.  We have modified our current investment strategy to reallocate our investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At March 31, 2010, observable auction rate securities market information was not available to determine the fair value of our investments. We have estimated the fair value of these securities at $46.0 million as of March 31, 2010 using models of the expected future cash flows related to the securities and taking into account assumptions about the cash flows of the underlying student loans, as well as secondary market data.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of March 31, 2010.  The underlying sources of these assumptions are volatile and the assumptions are subject to change as those sources and market conditions change.

In November 2008, we accepted an offer from UBS AG, the investment bank that sold us our auction rate securities, providing us with rights related to our auction rate securities.  The rights permit us to require UBS to purchase our $53.6 million (par value) of auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell the securities at any time by paying us the par value of such securities.  We expect to exercise the rights and sell our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the rights.

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

Excluding auction rate securities and the ARS Rights, at March 31, 2010, we had approximately $260.6 million in cash and cash equivalents and short-term investments.  We believe that the working capital available to us excluding the funds held in auction rate securities will be sufficient to meet our cash requirements for at least the next 12 months.

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

•
At March 31, 2010, we held $53.6 million (par value), with an estimated fair value of $46.0 million, of auction rate securities for which auctions have failed and, as a result, we may not be able to access at least a portion of these funds without a loss of principal.

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

•	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate product revenues.

•	If we are unable to obtain adequate coverage and reimbursement from third-party payors for any products that we may develop, our revenues and prospects for profitability will suffer.

•	Our competitors may develop products that make our products obsolete.

•	We may not be able to manufacture our drug candidates in commercial quantities, which would prevent us from commercializing our drug candidates.

Risks Related to Our Relationships with Third Parties

•	Disagreements with Symphony Icon regarding the development of our drug candidates LX1031 or LX1032 could negatively affect or delay their development.

•
We are dependent in many ways upon our collaborations with major pharmaceutical companies.  The revenues we receive under our existing collaborations have been decreasing in recent periods and are likely to continue to decrease in the future.  If we are unable to achieve milestones under our collaborations or if our collaborators’ efforts fail to yield pharmaceutical products on a timely basis, our opportunities to generate revenues and earn royalties will be reduced.

•	Conflicts with our collaborators could jeopardize the success of our collaborative agreements and harm our product development efforts.

•	We rely on third parties to carry out drug development activities.

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

•	We use intellectual property that we license from third parties. If we do not comply with these licenses, we could lose our rights under them.

•
We have not sought patent protection outside of the United States for some of our inventions, and some of our licensed patents only provide coverage in the United States.  As a result, our international competitors could be granted foreign patent protection with respect to our discoveries.

•	We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to Employees, Growth and Facilities Operations

•	The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations.

•	Our collaborations with outside scientists may be subject to restriction and change.

•	Security breaches may disrupt our operations and harm our operating results.

•	Because most of our operations are located at a single facility, the occurrence of a disaster could significantly disrupt our business.

Risks Related to Environmental and Product Liability

•
We use hazardous chemicals and radioactive and biological materials in our business.  Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

•	We may be sued for product liability.

Risks Related to Our Common Stock

•	Our stock price may be extremely volatile.

•
Invus’ ownership of our common stock and its other rights under our stockholders’ agreement we entered into in connection with Invus’ $205.4 million initial investment in our common stock provide Invus with substantial influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as other corporate matters.

•	We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

•	Future sales of our common stock may depress our stock price.

•	If we are unable to meet Nasdaq continued listing requirements, Nasdaq may take action to delist our common stock.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program (1)
January 1 – 31, 2010	—		$—		—	$—
February 1 – 28, 2010	77,892	(2)	$1.91	(3)	—	$—
March 1 – 31, 2010	—		$—		—	$—

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

(3)	Represents the market price of our common stock on the date of vesting, calculated in accordance with the process for determination of fair market value under our Equity Incentive Plan.

Item 6.        Exhibits

Exhibit No.		Description
†10.1	—
Collaboration and License Agreement, dated February 16, 2010, with N.V. Organon and its affiliates Intervet Inc. and Schering Corporation, acting through its Schering-Plough Research Institute division

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

Lexicon Pharmaceuticals, Inc.

Date: May 7, 2010	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ James F. Tessmer
James F. Tessmer
Vice President, Finance and Accounting

Index to Exhibits

Exhibit No.		Description
†10.1	—
Collaboration and License Agreement, dated February 16, 2010, with N.V. Organon and its affiliates Intervet Inc. and Schering Corporation, acting through its Schering-Plough Research Institute division

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