Form 10-Q
period 2010-09-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2010-11-08
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 4, 2010, 337,565,589 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2010	2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$211,988	$100,554
Short-term investments, including restricted investments of $430	19,030	56,542
Short-term investments held by Symphony Icon, Inc. (Note 4)	—	5,417
Accounts receivable, net of allowances of $35	1,340	815
Prepaid expenses and other current assets	3,259	6,356
Total current assets	235,617	169,684
Property and equipment, net of accumulated depreciation and amortization of $78,403 and $75,795, respectively	55,404	58,754
Goodwill	25,798	25,798
Other intangible assets	53,557	—
Other assets	497	3,525
Total assets	$370,873	$257,761

Liabilities and Equity

Current liabilities:
Accounts payable	$3,550	$5,919
Accrued liabilities	7,437	5,611
Current portion of deferred revenue	847	942
Current portion of long-term debt	1,114	38,482
Total current liabilities	12,948	50,954
Deferred revenue, net of current portion	14,212	14,212
Long-term debt	27,640	28,482
Other long-term liabilities	47,219	616
Total liabilities	102,019	94,264

Commitments and contingencies

Equity:
Lexicon Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 337,562 and 175,785 shares issued, respectively	338	176
Additional paid-in capital	919,161	733,874
Accumulated deficit	(650,407)	(570,175)
Accumulated other comprehensive loss	(1)	—
Treasury stock, at cost, 158 and 80 shares, respectively	(237)	(88)
Total Lexicon Pharmaceuticals, Inc. stockholders’ equity	268,854	163,787
Noncontrolling interest in Symphony Icon, Inc. (Note 4)	—	(290)
Total equity	268,854	163,497
Total liabilities and equity	$370,873	$257,761

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Collaborative research	$632	$1,650	$3,437	$8,042
Subscription and license fees	149	481	218	1,246
Total revenues	781	2,131	3,655	9,288
Operating expenses:
Research and development, including stock-based compensation of $751, $733, $2,366 and $2,328, respectively	20,086	19,320	61,413	62,404
General and administrative, including stock-based compensation of $582, $547, $1,592 and $1,750, respectively	4,948	4,568	15,535	14,993
Total operating expenses	25,034	23,888	76,948	77,397
Loss from operations	(24,253)	(21,757)	(73,293)	(68,109)
Gain on investments, net	—	185	141	1,008
Interest income	51	103	468	669
Interest expense	(637)	(785)	(2,093)	(2,180)
Other expense, net	(2,700)	(516)	(4,025)	(2,037)
Consolidated net loss before taxes	(27,539)	(22,770)	(78,802)	(70,649)
Income tax benefit	26	102	26	102
Consolidated net loss	(27,513)	(22,668)	(78,776)	(70,547)
Less: Net loss attributable to noncontrolling interest in Symphony Icon, Inc. (Note 4)	—	3,526	—	9,772
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(27,513)	$(19,142)	$(78,776)	$(60,775)

Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.08)	$(0.14)	$(0.27)	$(0.44)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	337,404	137,313	291,196	137,240

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Lexicon Pharmaceuticals, Inc. Stockholders
			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Noncontrolling Interest (Note 4)	Total Equity
	Common Stock
	Shares	Par Value
Balance at December 31, 2008	136,797	$137	$672,838	$(487,395)	$—	$—	$185,580	$10,247	$195,827
Stock-based compensation	—	—	4,443	—	—	—	4,443	—	4,443
Grant of restricted stock	534	—	—	—	—	—	—	—	—
Exercise of common stock options	121	—	265	—	—	—	265	—	265
Repurchase of common stock	—	—	—	—	—	(88)	(88)	—	(88)
Net loss	—	—	—	(60,775)	—	—	(60,775)	(9,772)	(70,547)
Unrealized loss on investments	—	—	—	—	(1)	—	(1)	—	(1)
Comprehensive loss							(60,776)		(70,548)
Balance at September 30, 2009	137,452	$137	$677,546	$(548,170)	$(1)	$(88)	$129,424	$475	$129,899

Balance at December 31, 2009	175,785	$176	$733,874	$(570,175)	$—	$(88)	$163,787	$(290)	$163,497
Deconsolidation of Symphony Icon	—	—	—	—	—	—	—	290	290
Cumulative-effect adjustment for adoption of new accounting principle (Note 4)	—	—	—	(1,456)	—	—	(1,456)	—	(1,456)
Stock-based compensation	—	—	3,958	—	—	—	3,958	—	3,958
Issuance of common stock, net of fees	161,770	162	181,312	—	—	—	181,474	—	181,474
Exercise of common stock options	7	—	17	—	—	—	17	—	17
Repurchase of common stock	—	—	—	—	—	(149)	(149)	—	(149)
Net loss	—	—	—	(78,776)	—	—	(78,776)	—	(78,776)
Unrealized loss on investments	—	—	—	—	(1)	—	(1)	—	(1)
Comprehensive loss							(78,777)		(78,777)
Balance at September 30, 2010	337,562	$338	$919,161	$(650,407)	$(1)	$(237)	$268,854	$—	$268,854

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(78,776)	$(70,547)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	4,082	4,760
Impairment of fixed assets	50	445
Amortization of Symphony Icon, Inc. purchase option	3,957	1,606
Change in fair value of Symphony Icon, Inc. purchase liability	1,145	—
Stock-based compensation	3,958	4,078
Gain on auction rate securities (“ARS”)	(9,866)	(2,396)
Loss on ARS Rights	9,725	1,388
(Gain) loss on disposal of property and equipment	52	(15)
Changes in operating assets and liabilities:
Increase in accounts receivable	(108)	(779)
(Increase) decrease in prepaid expenses and other current assets	6,328	(1,730)
(Increase) decrease in other assets	(96)	78
Decrease in accounts payable and other liabilities	(3,311)	(4,062)
Decrease in deferred revenue	(95)	(4,591)
Net cash used in operating activities	(62,955)	(71,765)
Cash flows from investing activities:
Purchases of property and equipment	(878)	(303)
Proceeds from disposal of property and equipment	44	110
Purchases of investments held by Symphony Icon, Inc.	—	(1,500)
Maturities of investments held by Symphony Icon, Inc. (Note 4)	—	12,427
Acquisition of Symphony Icon, Inc., net of cash acquired	(5,561)	—
Purchases of investments	(5,999)	(59,955)
Maturities of investments	43,651	60,550
Net cash provided by investing activities	31,257	11,329
Cash flows from financing activities:
Proceeds from issuance of common stock	181,491	265
Repurchase of common stock	(149)	(88)
Proceeds from debt borrowings	11,377	38,592
Repayment of debt borrowings	(49,587)	(1,470)
Net cash provided by financing activities	143,132	37,299
Net increase (decrease) in cash and cash equivalents	111,434	(23,137)
Cash and cash equivalents at beginning of period	100,554	85,873
Cash and cash equivalents at end of period	$211,988	$62,736

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,828	$1,897

Supplemental disclosure of non-cash investing and financing activities:
Unrealized loss on investments	$(1)	$(1)
Intangible assets acquired with long-term liabilities	(43,557)	—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. In 2009, the consolidated financial statements also include the accounts of one variable interest entity, Symphony Icon, Inc. (“Symphony Icon”), for which the Company was the primary beneficiary and therefore had consolidated the financial condition and results of operations of Symphony Icon.  Upon the adoption of a new accounting pronouncement regarding variable interest entities on January 1, 2010, Lexicon determined that it was no longer the primary beneficiary of Symphony Icon, and therefore did not include the financial condition and results of operations of Symphony Icon in its consolidated financial statements for the period from January 1, 2010 through the exercise of the Purchase Option (as defined in Note 8) on July 30, 2010.

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

3.      Stock-Based Compensation

The Company recorded $1.3 million and $1.3 million of stock-based compensation expense for the three months ended September 30, 2010 and 2009, respectively, and $4.0 million and $4.1 million of stock-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2010 and 2009:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2010:
Employees	86%	2.3%	5	0%
Officers and non-employee directors	80%	3.3%	8	0%
September 30, 2009:
Employees	78%	1.9%	5	0%
Officers and non-employee directors	77%	2.7%	8	0%

The following is a summary of option activity under Lexicon’s stock option plans for the nine months ended September 30, 2010:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2009	17,346	$4.16
Granted	4,875	1.87
Exercised	(7)	2.50
Expired	(1,824)	6.44
Forfeited	(416)	1.72
Outstanding at September 30, 2010	19,974	3.44
Exercisable at September 30, 2010	11,351	$4.67

During 2009, Lexicon granted its officers restricted stock bonus awards in lieu of cash bonus awards.  The shares subject to the awards vested in two installments over the one-year period following the date of grant.  The following is a summary of restricted stock bonus activity under Lexicon’s stock option plans for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2009	255	$1.45
Vested	(255)	1.45
Nonvested at September 30, 2010	—	$—

During the nine months ended September 30, 2010, Lexicon granted certain employees restricted stock units with a performance condition.  The shares subject to the restricted stock units vest upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application.  Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  The following is a summary of restricted stock units activity under Lexicon’s stock option plans for the nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2009	—	$—
Granted	387	1.90
Nonvested at September 30, 2010	387	$1.90

4.      Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement regarding variable interest entities which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities that most significantly impacts the entity’s economic performance.  The impact of the adoption of this pronouncement may be applied retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated, or through a cumulative-effect adjustment on the date of adoption.  This pronouncement, found under FASB ASC Topic 810, is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009.  The Company determined that upon adoption of this pronouncement on January 1, 2010, Lexicon was no longer the primary beneficiary of Symphony Icon, and therefore did not include the financial condition and results of operations of Symphony Icon in its consolidated financial statements for the period from January 1, 2010 through the exercise of the Purchase Option (as defined in Note 8) on July 30, 2010.  As of December 31, 2009, Symphony Icon had $6.2 million in current assets, $5.4 million of which was short-term investments, and $4.2 million in current liabilities.  On January 1, 2010, Lexicon recorded a cumulative-effect adjustment to retained earnings (accumulated deficit) as a result of adopting this pronouncement, which increased the accumulated deficit balance by $1.5 million.

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

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2010 and December 31, 2009 are as follows:

	As of September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$211,988	$—	$—	$211,988

Securities maturing within one year:
Certificates of deposit	545	—	—	545
U.S. treasury securities	18,486	—	(1)	18,485
Total short-term investments	$19,031	$—	$(1)	$19,030

Total cash and cash equivalents and investments	$231,019	$—	$(1)	$231,018

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$100,554	$—	$—	$100,554

Securities maturing within one year:
Certificates of deposit	508	—	—	508
ARS rights	—	9,725	—	9,725
Securities maturing after ten years:
Auction rate securities	56,175	—	(9,866)	46,309
Total short-term investments	$56,683	$9,725	$(9,866)	$56,542
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	5,417	—	—	5,417
Total short-term investments held by Symphony Icon, Inc.	$5,417	$—	$—	$5,417

Total cash and cash equivalents and investments	$162,654	$9,725	$(9,866)	$162,513

There were no realized gains or losses for the three and nine months ended September 30, 2010 and 2009. The cost of securities sold is based on the specific identification method.

At December 31, 2009, Lexicon held $56.2 million (par value), with an estimated fair value of $46.3 million, of auction rate securities.  On July 1, 2010, Lexicon sold all of its remaining auction rate securities and received the total par value amount of such auction rate securities in cash.  These notes were issued by various state agencies for the purpose of financing student loans.  The securities have historically traded at par and were redeemable at par plus accrued interest at the option of the issuer. Interest was typically paid at the end of each auction period or semiannually.  Until February 2008, the market for Lexicon’s auction rate securities was highly liquid.  However, starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction was that such holders could not sell the securities at auction and the interest rate on the security generally reset to a maximum interest rate.  In the case of funds invested by Lexicon in auction rate securities which were the subject of a failed auction, Lexicon was not able to access the funds without a loss of principal unless a future auction on these investments was successful or the issuer redeemed the security.  Lexicon has modified its current investment strategy to reallocate its investments more into U.S. treasury securities and U.S. treasury-backed money market investments.

At December 31, 2009, observable auction rate securities market information was not available to determine the fair value of Lexicon’s investments.  Lexicon estimated the fair value of these securities at $46.3 million as of December 31, 2009 using models of the expected future cash flows related to the securities and taking into account assumptions about the cash flows of the underlying student loans, as well as secondary market trading data.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of December 31, 2009.  The underlying assumptions are volatile and are subject to change as market conditions change.

In November 2008, Lexicon accepted an offer from UBS AG, the investment bank that sold Lexicon the auction rate securities, providing Lexicon with rights related to its auction rate securities (“ARS Rights”).  The ARS Rights permitted Lexicon to require UBS to purchase its auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS had the right, in its discretion, to purchase or sell the securities at any time by paying Lexicon the par value of such securities.  On June 30, 2010, Lexicon exercised the ARS Rights and UBS purchased Lexicon’s remaining $23.6 million of auction rate securities at par value on July 1, 2010.  Lexicon was also eligible to borrow from UBS Bank USA, an affiliate of UBS, at no net cost up to 75% of the market value of the securities, as determined by UBS Bank USA, which loans became payable upon the purchase or sale of the securities by UBS (see note 7).  On July 1, 2010, Lexicon paid the remaining $16.0 million outstanding under this credit line.

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

6.      Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•	Level 1 – quoted prices in active markets for identical investments

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of September 30, 2010 and December 31, 2009.

	Assets and Liabilities at Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$211,988	$—	$—	$211,988
Short-term investments	19,030	—	—	19,030
Total cash and cash equivalents and investments	$231,018	$—	$—	$231,018
Liabilities
Other long-term liabilities	$—	$—	$46,702	$46,702
Total liabilities	$—	$—	$46,702	$46,702

	Assets at Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$100,554	$—	$—	$100,554
Short-term investments	508	—	56,034	56,542
Short-term investments held by Symphony Icon, Inc.	5,417	—	—	5,417
Total cash and cash equivalents and investments	$106,479	$—	$56,034	$162,513

The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the nine months ended September 30, 2010 and 2009.

	Short-term Investments	Long-term Investments	Total
	(in thousands)
Balance at December 31, 2009	$56,034	$—	$56,034
Unrealized gains included in earnings as gain on investments, net	141	—	141
Net sales and settlements	(56,175)	—	(56,175)
Balance at September 30, 2010	$—	$—	$—

Balance at December 31, 2008	$—	$55,686	$55,686
Unrealized gains included in earnings as gain on investments, net	185	823	1,008
Net sales and settlements	(375)	(100)	(475)
Reclassification from long-term to short-term investments	56,409	(56,409)	—
Balance at September 30, 2009	$56,219	$—	56,219

The Company’s Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate.  Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as research and development expense in the accompanying consolidated statements of operations.  During the three and nine months ended September 30, 2010, the fair value of the Symphony Icon purchase consideration liability increased by $1.1 million.  The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the nine months ended September 30, 2010.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2009	$—
Purchase consideration liability resulting from the Symphony Icon acquisition	45, 557
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,145
Balance at September 30, 2010	$46,702

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include goodwill associated with the acquisition of Coelacanth Corporation in 2001 and intangible assets associated with the acquisition of Symphony Icon on July 30, 2010.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.

7.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $28.8 million as of September 30, 2010.  The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

UBS Credit Line.  In January 2009, Lexicon entered into a credit line agreement with UBS Bank USA that provided an uncommitted, demand, revolving line of credit.  Lexicon entered into the credit line in connection with its acceptance of an offer from UBS AG, the investment bank that sold Lexicon its auction rate securities, providing Lexicon with rights to require UBS to purchase its auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  On June 30, 2010, Lexicon exercised its rights and UBS purchased Lexicon’s remaining $23.6 million of auction rate securities at par value on July 1, 2010.  The credit line was secured only by these auction rate securities and advances under the credit line were made on a “no net cost” basis, meaning that the interest paid by Lexicon on advances did not exceed the interest or dividends paid to Lexicon by the issuer of the auction rate securities.  The interest rate paid on the line of credit was less than the Company’s estimated current incremental borrowing rate.  On July 1, 2010, Lexicon repaid its remaining $16.0 million outstanding under this credit line with the proceeds from the UBS purchase of Lexicon’s auction rate securities.

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

Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company received from Holdings an exclusive purchase option (the “Purchase Option”) that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs.  Lexicon originally calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million (calculated at the time of issuance) and the $15.0 million in cash received from Holdings for the issuance of the common stock.  Lexicon recorded the value of the Purchase Option as an asset, and was amortizing this asset over the four-year option period.  Upon the adoption of a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167) on January 1, 2010, $2.3 million of structuring and legal fees originally allocated to noncontrolling interest was allocated to the value of the Purchase Option.  This resulted in a cumulative-effect adjustment to retained earnings of $1.5 million, representing the additional amortization expense that would have been recorded through December 31, 2009.  The unamortized balance of $3.1 million was recorded in prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheets as of December 31, 2009.  Upon the exercise of the Purchase Option on July 30, 2010 as discussed below, the remaining balance was amortized immediately.  The amortization expense of $2.6 million and $535,000 is recorded in other expense, net in the accompanying consolidated statements of operations for the three months ended September 30, 2010 and 2009, respectively, and $4.0 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Under a Research Cost Sharing, Payment and Extension Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, upon the recommendation of the development committee, Symphony Icon’s board of directors had the right to require the Company to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the Programs in accordance with the specified development plan and related development budget.  Through July 2010, Symphony Icon’s board of directors requested the Company to pay Symphony Icon $9.3 million under this agreement, all of which was paid prior to the exercise of the Purchase Option on July 30, 2010.

Prior to January 1, 2010, Lexicon had determined that Symphony Icon was a variable interest entity for which it was the primary beneficiary.  This determination was based on Holdings’ lack of controlling rights with respect to Symphony Icon’s activities and the limitation on the amount of expected residual returns Holdings could expect from Symphony Icon if Lexicon exercised its Purchase Option.  Lexicon had determined it was a variable interest holder of Symphony Icon due to its contribution of the intellectual property relating to the Programs and its issuance of shares of its common stock in exchange for the Purchase Option.  Lexicon had determined that it was a primary beneficiary as a result of certain factors, including its primary responsibility for the development of the Programs and its contribution of the intellectual property relating to the Programs.  As a result, Lexicon included the financial condition and results of operations of Symphony Icon in its consolidated financial statements through December 31, 2009.  Symphony Icon’s cash and cash equivalents have been recorded on Lexicon’s consolidated financial statements as short-term investments held by Symphony Icon as of December 31, 2009.  The noncontrolling interest in Symphony Icon on Lexicon’s consolidated balance sheet initially reflected the $45 million proceeds contributed into Symphony Icon less $2.3 million of structuring and legal fees.  As the collaboration progressed, this line item was reduced by Symphony Icon’s losses, which were $9.8 million in the nine months ended September 30, 2009. The reductions to the noncontrolling interest in Symphony Icon were reflected in Lexicon’s consolidated statements of operations using a similar caption and reduced the amount of Lexicon’s reported net loss.

Upon the adoption of a new accounting pronouncement regarding variable interest entities on January 1, 2010, Lexicon determined that it was no longer the primary beneficiary of Symphony Icon.  Under the new accounting guidance, neither Lexicon nor Holdings has the power to direct the activities that most significantly impact the economic performance of Symphony Icon; therefore, there was no primary beneficiary.  As a result, Lexicon deconsolidated Symphony Icon as of January 1, 2010, and did not include the financial condition and results of operations of Symphony Icon in its consolidated financial statements for the period from January 1, 2010 through the exercise of the Purchase Option on July 30, 2010.  Through the exercise of the Purchase Option on July 30, 2010, Lexicon did not charge any license fees and did not record any revenue from Symphony Icon.

On July 30, 2010, Lexicon entered into an Amended and Restated Purchase Option Agreement with Symphony Icon and Holdings and simultaneously exercised the Purchase Option, thereby reacquiring the Programs.  Pursuant to the amended terms of the Purchase Option, Lexicon paid Holdings $10 million and agreed to make up to $80 million in additional base and contingent payments.

The base payments will be in an amount equal to $50 million less 50% of the expenses Lexicon incurs after its exercise of the Purchase Option for the development of LX1031, LX1032, LX1033 and other pharmaceutical compositions modulating the same target as those drug candidates (the “LG103 Programs”), subject to certain exceptions for studies currently in progress and up to an aggregate reduction of $15 million.  The base payments are payable in Lexicon’s discretion at any time before July 30, 2013.

The contingent payments will consist of 50% of any consideration Lexicon receives pursuant to any licensing transaction under which Lexicon grants a third party rights to commercialize a drug candidate from the LG103 Programs (a “Licensing Transaction”), subject to certain exceptions, up to a maximum of $30 million plus the amount of any reduction in the base payments for Lexicon’s development expenses for the LG103 Programs (the “Recapture Eligible Amount”).  The contingent payments will be due if and when Lexicon receives such consideration from a Licensing Transaction.  In the event Lexicon receives regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from a Licensing Transaction in the United States with respect to such product, Lexicon will pay Holdings the sum of $15 million and any Recapture Eligible Amount attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product.  In the event Lexicon makes any such payment upon United States regulatory approval, Lexicon will have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval.

The base payments and the contingent payments may be paid in cash, common stock, or a combination of cash and common stock, in Lexicon’s discretion, provided that at least 50% of any payment made on or prior to July 30, 2012 will be paid in common stock and no more than 50% of any payment made after such date will be paid in common stock.

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination.  In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above.  The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate.  This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs.  Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency.  Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as research and development expense in the accompanying consolidated statements of operations.  During the three and nine months ended September 30, 2010, the fair value of the Symphony Icon purchase consideration liability increased by $1.1 million.  The estimate of the fair value of the consideration payments is preliminary and will be finalized as soon as practical.

The following table presents the allocation of the purchase consideration, including the upfront, base and contingent payments, based on fair value (in thousands):

Cash and cash equivalents	$4,439
Prepaid expenses	545
Intangible assets – in-process research and development	53,557
Total identifiable assets	58,541
Accounts payable and accrued liabilities	(2,984)
Total liabilities assumed	(2,984)
Net assets acquired	$55,557

Intangible assets related to in-process research and development (“IPR&D) assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts.  During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if Lexicon becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts.  If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.  In estimating fair value of the IPR&D assets, Lexicon compensated for the differing phases of development of each asset by probability-adjusting its estimation of the expected future cash flows associated with each asset.  Lexicon then determined the present value of the expected future cash flows.  The projected cash flows from the IPR&D assets were based on key assumptions such as estimates of revenues and operating profits related to the feasibility and timing of achievement of development, regulatory and commercial milestones, expected costs to develop the IPR&D assets into commercially viable products and future expected cash flows from product sales.  The estimate of the fair value of the IPR&D assets is preliminary and will be finalized as soon as practical.

9.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $7.0 million.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of September 30, 2010 and December 31, 2009.  Additionally, Lexicon leases certain equipment under operating leases.

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

Lexicon established an alliance with Bristol-Myers Squibb in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field.  There was no revenue recognized under this agreement for the three months ended September 30, 2010 and 2009.  Revenue recognized under this agreement was none and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.

Lexicon established an alliance with Organon in May 2005 to jointly discover, develop and commercialize novel biotherapeutic drugs.  Revenue recognized under this agreement was none and $0.1 million for the three months ended September 30, 2010 and 2009, respectively, and $0.2 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Lexicon established an alliance with Taconic Farms in November 2005 for the marketing, distribution and licensing of certain lines of knockout mice and entered into an expanded collaboration with Taconic in July 2009.  Revenue recognized under these agreements was $0.1 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease.  We have used our proprietary gene knockout technologies and an integrated platform of advanced medical technologies to identify and validate, in vivo, more than 100 targets with promising profiles for drug discovery.  For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential new drugs, focusing in the core therapeutic areas of immunology, metabolism, cardiology and ophthalmology.  Human clinical trials have been initiated for four of our drug candidates, with three additional drug candidates in preclinical development and compounds from a number of additional programs in various stages of preclinical research.

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

Since our inception, we have incurred significant losses and, as of September 30, 2010, we had an accumulated deficit of $650.4 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities.  In connection with the continued expansion of our drug discovery and development programs, we expect to continue to incur significant research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$0.8	$2.1	$3.7	$9.3
Dollar decrease	$(1.4)		$(5.6)
Percentage decrease	(63)%		(61)%

•
Collaborative research – Revenue from collaborative research for the three months ended September 30, 2010 decreased 62% to $0.6 million, and for the nine months ended September 30, 2010 decreased 57% to $3.4 million, as compared to the corresponding periods in 2009, primarily due to reduced revenues under our alliances with N.V. Organon and Bristol-Myers Squibb due to the completion in 2009 of the target discovery portion of these alliances and reduced revenues under our alliance with Taconic Farms in the three months ended September 30, 2010, as compared to the corresponding period in 2009.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended September 30, 2010 decreased 69% to $0.1 million, and for the nine months ended September 30, 2010 decreased 83% to $0.2 million, as compared to the corresponding periods in 2009, primarily due to decreases in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total research and development expense	$20.1	$19.3	$61.4	$62.4
Dollar increase (decrease)	$0.8		$(1.0)
Percentage increase (decrease)	4%		(2)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, third-party and other services, facility and equipment costs, laboratory supplies, change in fair value of purchase liabilities, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended September 30, 2010 increased 8% to $7.7 million, as compared to the corresponding period in 2009, primarily due to an increase in medical insurance costs.  For the nine months ended September 30, 2010, personnel costs decreased 7% to $23.8 million, as compared to the corresponding period in 2009, primarily due to reductions in our personnel in January 2009 and associated severance costs.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2010 decreased 14% to $4.5 million, and for the nine months ended September 30, 2010 increased 5% to $15.9 million, as compared to the corresponding periods in 2009, primarily due to the timing of our external preclinical and clinical research and development costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2010 decreased 1% to $3.6 million, and for the nine months ended September 30, 2010 decreased 8% to $10.6 million, as compared to the corresponding periods in 2009, primarily due to a decrease in depreciation expense.

•
Laboratory supplies – Laboratory supplies expense for the three months ended September 30, 2010 decreased 3% to $1.5 million, and for the nine months ended September 30, 2010 decreased 5% to $4.6 million, as compared to the corresponding periods in 2009.

•
Change in fair value of Symphony Icon purchase liability – The change in fair value of the Symphony Icon purchase liability was $1.1 million for the three and nine months ended September 30, 2010 (see Note 8, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2010 increased 3% to $0.8 million, and for the nine months ended September 30, 2010 increased 2% to $2.4 million, as compared to the corresponding periods in 2009.

•
Other – Other costs for the three months ended September 30, 2010 decreased 13% to $0.9 million, and for the nine months ended September 30, 2010 increased 5% to $2.9 million, as compared to the corresponding periods in 2009.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total general and administrative expense	$4.9	$4.6	$15.5	$15.0
Dollar increase	$0.4		$0.5
Percentage increase	8%		4%

General and administrative expenses consist primarily of salaries and other personnel-related expenses, professional fees such as legal fees, facility and equipment costs, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended September 30, 2010 increased 14% to $2.5 million, as compared to the corresponding period in 2009, primarily due to increases in medical insurance and other benefit costs. For the nine months ended September 30, 2010, personnel costs increased 6% to $7.5 million, as compared to the corresponding period in 2009, primarily due to an increase in severance costs.  Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional fees – Professional fees for the three months ended September 30, 2010 increased 9% to $0.8 million, and for the nine months ended September 30, 2010 increased 8% to $3.1 million, as compared to the corresponding periods in 2009, primarily due to changes in patent-related legal costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2010 decreased 11% to $0.6 million, and for the nine months ended September 30, 2010 decreased 12% to $1.8 million, as compared to the corresponding periods in 2009.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2010 increased 6% to $0.6 million, and for the nine months ended September 30, 2010 decreased 9% to $1.6 million as compared to the corresponding periods in 2009.

•
Other – Other costs for the three months ended September 30, 2010 increased 13% to $0.5 million, and for the nine months ended September 30, 2010 increased 26% to $1.5 million, as compared to the corresponding periods in 2009.

Gain on Investments, Net, Interest Income, Interest Expense and Other Expense, Net

Gain on Investments, Net.  Gain on investments was $9.9 million for the nine months ended September 30, 2010, representing the increase in fair value of our student loan auction rate securities.  These gains were offset by a loss on investments of $9.7 million for the nine months ended September 30, 2010, representing the decline in fair value of the rights obtained from UBS AG, the investment bank that sold us our auction rate securities.  There were no gains or losses on investments in the three months ended September 30, 2010.  Gain on investments was $1.7 million and $2.4 million for the three and nine months ended September 30, 2009, representing the increase in fair value of our student loan auction rate securities.  These gains are offset by a loss on investments of $1.5 million and $1.4 million for the three and nine months ended September 30, 2009, representing the change in fair value of the rights obtained from UBS AG.  On June 30, 2010, we exercised our rights obtained from UBS AG and UBS purchased our remaining auction rate securities at par value on July 1, 2010.

Interest Income.  Interest income for the three months ended September 30, 2010 was $0.1 million, consistent with the corresponding period in 2009.  Interest income for the nine months ended September 30, 2010 decreased 30% to $0.5 million, as compared to the corresponding period in 2009, due to lower yields on our investments.

Interest Expense.  Interest expense for the three months ended September 30, 2010 decreased 19% to $0.6 million, and for the nine months ended September 30, 2010 decreased 4% to $2.1 million, as compared to the corresponding periods in 2009.

Other Expense, Net.  Other expense, net for the three months ended September 30, 2010 increased to $2.7 million from $0.5 million, and for the nine months ended September 30, 2010 increased  to $4.0 million from $2.0 million, as compared to the corresponding periods in 2009, due to amortization of the remaining Symphony Icon purchase asset.

Income Tax Benefit

The income tax benefit for the three and nine months ended September 30, 2010 was $26,000.  The income tax benefit for the three and nine months ended September 30, 2009 was $102,000.

Noncontrolling Interest in Symphony Icon, Inc.

For the three and nine months ended September 30, 2009, the losses attributable to the noncontrolling interest holders of Symphony Icon were $3.5 million and $9.8 million, respectively.  As discussed in Note 4, Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements, we have determined that upon the adoption of a new accounting pronouncement regarding variable interest entities on January 1, 2010, we are not the primary beneficiary of Symphony Icon, and therefore, we are no longer including the financial condition and results of operations of Symphony Icon in our consolidated financial statements.

Net Loss Attributable to Lexicon Pharmaceuticals, Inc. and Net Loss Attributable to Lexicon Pharmaceuticals, Inc. per Common Share

Net loss attributable to Lexicon Pharmaceuticals, Inc. increased to $27.5 million in the three months ended September 30, 2010 from $19.1 million in the corresponding period in 2009.  Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share decreased to $0.08 in the three months ended September 30, 2010 from $0.14 in the corresponding period in 2009.  Net loss attributable to Lexicon Pharmaceuticals, Inc. increased to $78.8 million in the nine months ended September 30, 2010 from $60.8 million in the corresponding period in 2009.  Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share decreased to $0.27 in the nine months ended September 30, 2010 from $0.44 in the corresponding period in 2009.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we have received under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through September 30, 2010, we had received net proceeds of $786.9 million from issuances of common and preferred stock.  In addition, from our inception through September 30, 2010, we received $451.7 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $438.3 million had been recognized as revenues through September 30, 2010.

As of September 30, 2010, we had $231.0 million in cash, cash equivalents and investments.  As of December 31, 2009, we had $157.1 million in cash, cash equivalents and investments and $5.4 million in investments held by Symphony Icon.  We used cash of $63.0 million in operations in the nine months ended September 30, 2010.  This consisted primarily of the consolidated net loss for the period of $78.8 million and a net gain on investments and auction rate security rights of $0.1 million, partially offset by non-cash charges of $4.1 million related to depreciation expense, $4.0 million related to stock-based compensation expense, $4.0 million related to the amortization of the Symphony Icon purchase option, a net decrease in other operating assets net of liabilities of $2.7 million, and a non-cash charge of $1.1 million related to the change in fair value of the Symphony Icon purchase liability.  Investing activities provided cash of $31.3 million in the nine months ended September 30, 2010, primarily due to net maturities of investments of $37.7 million, partially offset by the acquisition of Symphony Icon of $5.6 million, net of cash acquired, and purchases of property and equipment of $0.9 million.  Financing activities provided cash of $143.1 million due to net proceeds from issuance of common stock of $181.5 million, partially offset by net repayment of debt borrowings of $38.2 million.

UBS Credit Line.  In January 2009, we entered into a credit line agreement with UBS Bank USA that provided an uncommitted, demand, revolving line of credit.  We entered into the credit line in connection with our acceptance of an offer from UBS AG, the investment bank that sold us our auction rate securities, providing us with rights to require UBS to purchase our auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  On June 30, 2010, we exercised our rights and UBS purchased our remaining $23.6 million of auction rate securities at par value on July 1, 2010.  The credit line was secured only by these auction rate securities and advances under the credit line were made on a “no net cost” basis, meaning that the interest paid by us on advances would not exceed the interest or dividends paid to us by the issuer of the auction rate securities.  On July 1, 2010, we repaid our remaining $16.0 million outstanding under this credit line with the proceeds from the UBS purchase of our auction rate securities.

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

Upon the recommendation of Symphony Icon’s development committee, which was comprised of an equal number of representatives from us and Symphony Icon, Symphony Icon’s board of directors had the right to require us to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the programs in accordance with the specified development plan and related development budget.  Through July 2010, Symphony Icon’s board of directors requested us to pay Symphony Icon $9.3 million under this agreement, all which was paid prior to the exercise of the purchase option on July 30, 2010.

In July 2010, we entered into an amended and restated purchase option agreement with Symphony Icon and Holdings and simultaneously exercised our purchase option, thereby reacquiring the programs.  Pursuant to the amended terms of the purchase option, we paid Holdings $10 million and agreed to make up to $80 million in additional base and contingent payments.

The base payments will be in an amount equal to $50 million less 50% of the expenses we incur after our exercise of the purchase option for the development of LX1031, LX1032, LX1033 and other pharmaceutical compositions modulating the same target as those drug candidates, which we refer to as the “LG103 programs,” subject to certain exceptions for studies currently in progress and up to an aggregate reduction of $15 million.  The base payments are payable in our discretion at any time before July 30, 2013.

The contingent payments will consist of 50% of any consideration we receive pursuant to any licensing transaction under which we grant a third party rights to commercialize a drug candidate from the LG103 programs, subject to certain exceptions, up to a maximum of $30 million plus the amount of any reduction in the deferred payments for our development expenses for the LG103 programs, which we refer to as the “recapture eligible amount.”  The contingent payments will be due if and when we receive such consideration from such a licensing transaction.  In the event we receive regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 programs prior to entering into such a licensing transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a licensing transaction in the United States with respect to such product, we will pay Holdings the sum of $15 million and any recapture eligible amount attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such licensing transaction outside of the United States with respect to such product.  In the event we make any such payment upon United States regulatory approval, we will have no obligation to make subsequent contingent payments attributable to any such licensing transactions for the commercialization of such product outside the United States until the proceeds of such licensing transactions exceed 50% of the payment made as a result of such United States regulatory approval.

The base payments and the contingent payments may be paid in cash, common stock, or a combination of cash and common stock, in our discretion, provided that at least 50% of any payment made on or prior to July 30, 2012 will be paid in common stock and no more than 50% of any payment made after such date will be paid in common stock.

Facilities.  In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20 year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $28.8 million as of September 30, 2010.  In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey.  The term of the lease extends until June 30, 2013.  The lease provides for an escalating yearly base rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven.  We are the guarantor of the obligations of our subsidiary under the lease.

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of September 30, 2010:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Debt	$28.8	$1.1	$2.5	$25.2	$—
Interest payment obligations	8.0	2.4	4.4	1.2	—
Operating leases	7.0	2.5	4.5	—	—
Symphony Icon payment obligations1	35.0	—	35.0	—	—
Total	$78.8	$6.0	$46.4	$26.4	$—

1 Represents expected base payments under Symphony Icon purchase option, which may be paid in cash, common stock, or a combination of cash and common stock, in our discretion, provided that at least 50% of any payment made on or prior to July 30, 2012 will be paid in common stock and no more than 50% of any payment made after such date will be paid in common stock.

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

We had approximately $231.0 million in cash and cash equivalents and short-term investments as of September 30, 2010.  We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Item 6.                                Exhibits

Exhibit No.		Description
10.1	—	Consulting Agreement with Alan S. Nies, M.D. dated February 19, 2003, as amended
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date: November 8, 2010	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date: November 8, 2010	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
10.1	—	Consulting Agreement with Alan S. Nies, M.D. dated February 19, 2003, as amended
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002