Form 10-K
period 2010-12-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2011-03-16
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________
Commission File Number:  000-30111
Lexicon Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0474169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8800 Technology Forest Place The Woodlands, Texas 77381 (Address of Principal Executive Offices and Zip Code)	(281) 863-3000 (Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	Nasdaq Global Select Market
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $174.2 million, based on the closing price of the common stock on the Nasdaq Global Market on June 30, 2010 of $1.28 per share.  For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the registrant’s common stock are assumed to be affiliates.  As of March 10, 2011, 337,629,760 shares of common stock were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2011 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2010, are incorporated by reference into Part III of this annual report on Form 10-K.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo, OmniBank® and LexVision® are registered trademarks and Genome5000™ is a trademark of Lexicon Pharmaceuticals, Inc.
 _____________________________________________________

In this annual report on Form 10-K, “Lexicon Pharmaceuticals,” “Lexicon,” “we,” “us” and “our” refer to Lexicon Pharmaceuticals, Inc. and its subsidiaries.
  _____________________________________________________

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

PART I

Item 1. Business

Overview

Lexicon Pharmaceuticals is a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease.  We have used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets.  We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.  For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential new drugs.

We have four drug candidates for which we have completed or are presently conducting Phase 2 clinical trials:

•	LX4211, an orally-delivered small molecule compound that we are developing as a treatment for type 2 diabetes;

•	LX1031, an orally-delivered small molecule compound that we are developing as a treatment for irritable bowel syndrome and other gastrointestinal disorders;

•	LX1032, an orally-delivered small molecule compound that we are developing as a treatment for the symptoms associated with carcinoid syndrome; and

•	LX2931, an orally-delivered small molecule compound that we are developing as a treatment for rheumatoid arthritis and other autoimmune diseases.
We have initiated a Phase 1 clinical trial of LX1033, an orally-delivered small molecule compound that we are developing as a treatment for irritable bowel syndrome and other gastrointestinal disorders, and we have advanced three other drug candidates into preclinical development: LX7101, a topically-delivered small molecule compound that we are developing as a treatment for glaucoma; LX5061, an orally-delivered small molecule compound that we are developing as a treatment for osteoporosis; and LX2311, an orally-delivered small molecule compound that we are developing as a treatment for autoimmune diseases.  We have small molecule compounds from a number of additional drug discovery programs in various stages of preclinical research and believe that our systematic, target biology-driven approach to drug discovery will enable us to continue to expand our clinical pipeline.

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

Our Drug Development Pipeline

We have four drug candidates for which we have completed or are presently conducting Phase 2 clinical trials. We have initiated a Phase 1 clinical trial of an additional drug candidate, have advanced three other drug candidates into preclinical development and have small molecule compounds from a number of additional programs in various stages of preclinical research:

Drug Program	Potential Indication	Stage of Development

		Preclinical Research	Preclinical Development	IND	Phase 1	Phase 2	Phase 3

LX4211	Type 2 Diabetes

LX1031	Irritable Bowel Syndrome

LX1033	Irritable Bowel Syndrome

LX1032	Carcinoid Syndrome

LX2931	Rheumatoid Arthritis

LX7101	Glaucoma

LX5061	Osteoporosis

LX2311	Autoimmune Diseases

LX4211

LX4211 is an orally-delivered small molecule compound that we are developing for the potential treatment of type 2 diabetes mellitus.  We reported top-line data in January 2010 from a Phase 2 clinical trial evaluating the safety and tolerability of LX4211 and its effects on glycemic parameters associated with type 2 diabetes.  The Phase 2 trial enrolled 36 patients with non-insulin dependent type 2 diabetes in a double-blind, randomized, placebo-controlled study of 150mg and 300mg doses of LX4211, each administered in a liquid formulation once daily over a four-week treatment period.  The efficacy endpoints under evaluation in the trial included urinary glucose excretion, fasting plasma glucose, response to oral glucose tolerance testing, and hemoglobin A1c, also known as HbA1c or A1c, a measure of blood glucose levels over time.  Top-line data from the study showed that treatment with 150mg and 300mg of LX4211 provided improvements in glycemic control and demonstrated statistically significant benefits in the primary and multiple secondary efficacy endpoints.  A marked and statistically significant decrease in fasting plasma glucose was observed at each measurement point throughout the treatment period in both dose groups relative to placebo.  After four weeks of dosing, patients in both dose groups exhibited statistically significant reductions in HbA1c as compared to patients receiving placebo.  Patients in both dose groups also exhibited statistically significant improvements in glucose tolerance in response to oral glucose tolerance testing.  Consistent with the mechanism of action of LX4211, there was also a significant, dose-dependent increase in 24-hour urinary glucose excretion in both dose groups at each measurement point throughout the study period relative to placebo.  Patients in both dose groups also showed positive trends that did not reach statistical significance in broader metabolic and cardiovascular parameters, including weight reduction, decreased blood pressure and lower triglyceride levels.  LX4211 demonstrated a favorable safety profile in the trial, with no dose-limiting toxicities observed.  Adverse events were generally mild and equally distributed across all groups, including the placebo group.

We reported top-line data in January 2011 from a mechanistic study comparing a solid oral dose formulation of LX4211 to the liquid dose formulation used in prior clinical trials. The trial enrolled 12 patients with non-insulin dependent type 2 diabetes in a randomized, triple-cross over study in which each patient received three 300mg doses of LX4211 in 5-day intervals over a period of 15 days. Patients were administered two 150mg tablets, six 50mg tablets and a 300mg liquid dose formulation in varying sequences. The endpoints under evaluation in the trial included peptide YY, also known as PYY, and glucagon-like peptide-1, also known as GLP-1, each of which are important mediators of glycemic control, appetite and other metabolic parameters. Top-line data from the study showed that treatment with a single 300mg dose of LX4211, administered as two 150mg tablets, significantly increased both GLP-1 and PYY and performed as well as or better than the liquid dose on such measures. We intend to initiate a drug-drug interaction study of LX4211 in patients taking metformin in the first quarter of 2011 and a 12-week Phase 2b clinical trial of the solid oral dose formulation of LX4211 in the second quarter of 2011.

We previously completed a combined Phase 1 single ascending-dose and multiple ascending-dose study of LX4211.  In the Phase 1 clinical trial, LX4211 was well tolerated at all dose levels and produced a dose-dependent increase in urinary glucose excretion.

LX4211 was internally generated by our medicinal chemists and inhibits both sodium-glucose cotransporter type 2, or SGLT2, a transporter responsible for most of the glucose reabsorption performed by the kidney, and sodium-glucose cotransporter type 1, or SGLT1, a transporter responsible for glucose and galactose absorption in the gastrointestinal tract, and to a lesser extent than SGLT2, glucose reabsorption in the kidney.  Our scientists discovered that mice lacking SGLT2 have improved glucose tolerance and increased urinary glucose excretion. In preclinical studies, animals treated with LX4211 demonstrated increased urinary glucose excretion and decreased HbA1c levels, with urinary glucose excretion returning to baseline after treatment was discontinued.

LX1031 and LX1033

LX1031 and LX1033 are orally-delivered small molecule compounds that we are developing for the potential treatment of irritable bowel syndrome and other gastrointestinal disorders.  We reported top-line data in November 2009 from a Phase 2 clinical trial evaluating the safety and tolerability of LX1031 and its effects on symptoms associated with irritable bowel syndrome.  The Phase 2 clinical trial enrolled 155 patients suffering from either diarrhea-predominant or mixed irritable bowel syndrome in a randomized, double-blind, placebo-controlled study of 250mg and 1,000mg doses of LX1031, each administered four times daily over a four-week treatment period.  The efficacy endpoints under evaluation in the trial included a global assessment of adequate relief, number of bowel movements, symptom severity evaluation (bloating, urgency and pain), and stool form.  Top-line data from the study showed that treatment with 1,000mg of LX1031 four times daily produced a statistically significant improvement in the global assessment of relief of irritable bowel syndrome pain and discomfort over the four-week treatment period compared to placebo.  Improvements in the global assessment were observed in the first week of treatment and were maintained in each of the four weeks of the study, achieving statistical significance relative to placebo at the end of the first and second week and showing an improved trend relative to placebo that did not reach statistical significance at the end of the third and fourth weeks.  Improvements in the global assessment of adequate relief corresponded with statistically significant improvements in stool consistency in the same dose group.  Increased clinical response correlated with a greater reduction in serotonin synthesis as reflected by measures of urinary 5-HIAA, the primary metabolite of serotonin and a biomarker for serotonin production. LX1031 was well tolerated with no notable differences in adverse events observed between placebo and either treatment group.  We are presently seeking to develop an improved formulation of LX1031 with the goal of achieving a lower and less frequent dosing regimen that will provide a similar safety and efficacy profile to that observed with the original formulation.

We previously completed a Phase 1a single ascending-dose study and two Phase 1b multiple ascending-dose studies exploring safety and tolerability and the effects of LX1031 on serotonin synthesis.  In Phase 1 clinical trials, all dose levels were well tolerated, no dose-limiting toxicities were observed, and LX1031 was shown to reduce levels of urinary 5-HIAA.

We initiated a Phase 1 clinical trial of LX1033, a back-up compound to LX1031 that preclinical studies indicate has the potential to be as much as 10-fold more potent than LX1031, in March 2011 to evaluate the safety, tolerability and pharmacokinetics of LX1033.

We designed LX1031 and LX1033 to reduce production of serotonin in the gastrointestinal tract and therefore reduce the serotonin available for receptor activation without affecting serotonin levels in the brain.  LX1031 and LX1033 were internally generated by our medicinal chemists and inhibit tryptophan hydroxylase, or TPH, the rate-limiting enzyme for serotonin production found primarily in enterochromaffin, or EC, cells of the gastrointestinal tract.  Our scientists found that mice lacking the non-neuronal form of this enzyme, TPH1, have virtually no serotonin in the gastrointestinal tract, but maintain normal levels of serotonin in the brain.  In preclinical studies, LX1031 and LX1033 demonstrated dose-dependent reductions of serotonin levels in the gastrointestinal tract of multiple species without affecting brain serotonin levels.

LX1032

LX1032 is an orally-delivered small molecule compound that we are developing for the potential treatment of symptoms associated with carcinoid syndrome.  We initiated a Phase 2 clinical trial in July 2009 to evaluate the safety and tolerability of LX1032 and its effects on symptoms associated with carcinoid syndrome.  The Phase 2 trial is expected to enroll up to 24 patients with symptomatic carcinoid syndrome refractory to octreotide therapy in a double-blind, randomized, placebo-controlled study assessing a series of escalating doses of LX1032 against placebo over a 28-day treatment period, given three times daily, followed by cohort expansion at the 500 mg dose. The efficacy endpoints under evaluation in the trial include the number of daily bowel movements, stool form, urgency, a global assessment of symptoms associated with carcinoid syndrome, flushing episodes and an assessment of pain and discomfort. We also initiated a complementary open-label clinical trial of LX1032 in June 2010, which is expected to enroll up to 16 additional patients. We anticipate reporting results from both trials in the second quarter of 2011.

We previously completed a Phase 1a single ascending-dose study and a Phase 1b multiple ascending-dose study of LX1032.  In Phase 1 clinical trials, LX1032 was generally well tolerated at all dose levels, and results demonstrated a potent dose-dependent reduction in both blood serotonin levels and urinary 5-HIAA which was consistent with the reductions observed in preclinical animal models.

LX1032 was internally generated by our medicinal chemists as an inhibitor of TPH, the same target as LX1031 and LX1033, but LX1032 is chemically distinct and, unlike LX1031 and LX1033, was specifically designed to achieve enhanced systemic exposure to address disorders such as carcinoid syndrome that require regulation of serotonin levels beyond the enterochromaffin cells in the gastrointestinal tract without impacting brain serotonin production.  In preclinical studies, LX1032 was able to reduce peripheral serotonin levels in several different species without affecting serotonin levels in the brain.  LX1032 has received Fast Track designation from the United States Food and Drug Administration, or FDA, for the treatment of gastrointestinal symptoms associated with carcinoid syndrome in patients who no longer respond to standard care. Fast Track designation provides for an expedited review process that may shorten FDA approval times. LX1032 has also received orphan drug designation from the Committee for Orphan Medical Products of the European Medicines Agency for the treatment of carcinoid tumors in certain patients.

LX2931

LX2931 is an orally-delivered small molecule compound that we are developing for the potential treatment of autoimmune diseases such as rheumatoid arthritis.  We reported top-line data in December 2010 from a Phase 2 clinical trial evaluating the safety and tolerability of LX2931 and its effects on symptoms and signs associated with rheumatoid arthritis.  The Phase 2 trial enrolled 208 patients with rheumatoid arthritis who were also taking methotrexate, a standard therapy, in a double-blind, randomized, placebo-controlled study of 70mg, 110mg and 150mg doses of LX2931, each administered once daily over a 12-week treatment period. The primary efficacy endpoint under evaluation in the trial was ACR20 at 12 weeks, with secondary endpoints including ACR20/50/70 and DAS28 at four, eight and 12 weeks.  Top-line data from the study suggested that patients treated with 150mg of LX2931 once daily showed an improvement in ACR20 at 12 weeks (60% versus 49% for placebo), which did not achieve statistical significance. Patients treated with 70mg and 110mg of LX2931 once daily did not indicate improvement relative to placebo. A reduction in peripheral lymphocyte counts was not observed, suggesting higher dose levels may be required to achieve appropriate clinical benefit. LX2931 was well tolerated, with no notable differences in adverse events observed between placebo and any of the treatment groups. We intend to initiate a dose-ranging study of LX2931 in patients with rheumatoid arthritis in the first half of 2011 in preparation for a Phase 2 clinical trial of higher doses of LX2931.

We previously completed a drug-drug interaction study of LX2931 in rheumatoid arthritis patients taking methotrexate.  We also completed two Phase 1a single ascending-dose studies, a Phase 1b multiple ascending-dose study and a multiple dose study assessing the pharmacokinetics of a solid dose form of LX2931.  In the Phase 1 clinical trials, LX2931 demonstrated a dose-dependent reduction in circulating lymphocytes similar to those associated with a beneficial response observed in animal arthritis models after treatment with LX2931.  An episode of acute abdominal pain resolving within 24 hours was observed in two out of 24 subjects in the single ascending-dose trials who received doses above 175 mg. All other doses were well tolerated with mild to moderate adverse events equally distributed across all groups, including the placebo group.

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

LX7101

LX7101 is a topically-delivered small molecule compound that we are developing for the potential treatment of glaucoma.  We have commenced the preclinical studies of LX7101 that will be required to file an IND.

LX7101 was internally generated by our medicinal chemists to target a kinase responsible for regulating intraocular pressure and is designed to lower intraocular pressure by enhancing the fluid outflow facility of the eye.  Our scientists discovered that mice lacking the gene encoding the target of LX7101 exhibited lower intraocular pressure compared to normal mice.  In preclinical studies, LX7101 significantly reduced intraocular pressure in animal models of ocular hypertension.

LX5061

LX5061 is an orally-delivered small molecule compound that we are developing for the potential treatment of osteoporosis by enhancing the formation of new bone.  We have commenced the preclinical studies of LX5061 that will be required to file an IND.

LX5061 was internally generated by our medicinal chemists to target a protein which plays a key role in regulating cortical bone formation. Our scientists discovered that mice lacking the gene encoding the target of LX5061 exhibited greater cortical bone thickness and strength compared to normal mice. In preclinical studies, LX5061 significantly increased midshaft femur, midshaft humerus and rib cortical thickness and strength in an animal model of osteoporosis.

LX2311

LX2311 is an orally-delivered small molecule compound that we are developing for the potential treatment of autoimmune diseases.  We have commenced the preclinical studies of LX2311 that will be required to file an IND.

LX2311 was internally generated by our medicinal chemists to target a protein responsible for regulating the proliferation and activation of lymphocytes and macrophages. Our scientists discovered that T-lymphocytes, B-lymphocytes and macrophages from mice lacking the gene encoding the target of LX2311 exhibited reduced cell activation and produced reduced levels of pro-inflammatory cytokines as compared with cells from normal mice, and that mice lacking the gene encoding the target of LX2311 exhibited an increased level of resistance to experimental autoimmune encephalomyelitis, or EAE, in an animal model of multiple sclerosis, and to inflammation in other models of autoimmune disease as compared to normal mice. In preclinical studies, LX2311 significantly increased resistance to EAE in animal models of multiple sclerosis and to inflammation in other animal models of autoimmune disease.

Discovery Programs

We have advanced a number of additional drug discovery programs into various stages of preclinical research in preparation for formal preclinical development studies and have identified and validated, in vivo, more than 100 targets with promising profiles for drug discovery.

Our Drug Discovery and Development Process

Our drug discovery and development process began with our Genome5000 program, in which we used our gene knockout and medical evaluative technologies to discover the putative physiological and behavioral functions of almost 5,000 human genes through analysis of the corresponding mouse knockout models.  In our Genome5000 program, we used gene knockout technologies to generate knockout mice – mice whose DNA has been modified to disrupt, or knock out, the function of the altered gene – by altering the DNA of genes in a special variety of mouse cells, called embryonic stem cells, which were then cloned and used to generate mice with the altered gene.  We then studied the physiology and behavior of the knockout mice using a comprehensive battery of advanced medical technologies, each of which was adapted specifically for the analysis of mouse physiology.  This systematic use of these evaluative technologies allowed us to discover, in vivo, the physiological and behavioral functions of the genes we knocked out and assess the prospective pharmaceutical utility of the potential drug targets encoded by the corresponding human genes.  The study of the effects of knocking out genes in mice has historically proven to be a powerful tool for understanding human genes because of the close similarity of gene function and physiology between mice and humans, with approximately 99% of all human genes having a counterpart in the mouse genome.

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

Once we identify a potential drug candidate, we initiate formal preclinical development studies in preparation for regulatory filings for the commencement of human clinical trials.  We have established internal expertise in each of the critical areas of preclinical and clinical development, including clinical trial design, study implementation and oversight, and regulatory affairs.

We believe that our systematic, biology-driven approach provides us with substantial advantages over alternative approaches to drug target discovery.  In particular, we believe that the comprehensive nature of our approach has allowed us to identify potential drug targets within the context of mammalian physiology that might have been missed by more narrowly focused efforts.  We also believe our approach is more likely to reveal those side effects that may be a direct result of inhibiting or otherwise modulating the drug target and may limit the utility of potential therapeutics directed at the drug target.  We believe these advantages have contributed to better target selection and, therefore, to a greater likelihood of success for our drug discovery and development efforts.

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

Drug Discovery and Development Collaborations

Bristol-Myers Squibb.  We established a drug discovery alliance with Bristol-Myers Squibb Company in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field.  Bristol-Myers Squibb extended the target discovery term of the alliance in May 2006.  We initiated the alliance with a number of neuroscience drug discovery programs at various stages of development and used our gene knockout technologies to identify additional drug targets with promise in the neuroscience field.  For those targets that were selected for the alliance, we and Bristol-Myers Squibb are working together, on an exclusive basis, to identify, characterize and carry out the preclinical development of small molecule drugs, and share equally both in the costs and in the work attributable to those efforts.  As drugs resulting from the alliance enter clinical trials, Bristol-Myers Squibb will have the first option to assume full responsibility for clinical development and commercialization.

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

Schering-Plough/Organon.  We established a drug discovery alliance with N.V. Organon in May 2005 to discover, develop and commercialize novel biotherapeutic drugs.  In the collaboration, we created and analyzed knockout mice for 300 genes selected by the parties that encode secreted proteins or potential antibody targets, including two of our preexisting drug discovery programs.  We and Organon agreed to equally share costs of and responsibility for research, preclinical and clinical activities, jointly determine the manner in which collaboration products would be commercialized, and equally benefit from product revenue.  Organon, formerly a subsidiary of Akzo Nobel N.V., was acquired by Schering-Plough Corporation in November 2007, which subsequently merged with Merck & Co., Inc. in November 2009.  In February 2010, we entered into a revised collaboration and license agreement with Organon and Schering Corporation, acting through its Schering-Plough Research Institute division, amending the terms of the alliance to provide that Schering-Plough would assume the full cost of research activities conducted by either party in the alliance, and would assume the full cost of and responsibility for preclinical, clinical and commercialization activities with respect to biotherapeutic drugs resulting from the alliance. In accordance with the terms of the revised agreement, certain targets were released from the alliance, with both parties having rights to pursue such targets independent of the other party, and the remaining targets were subsequently released or exclusive rights granted to us.

We received $52.5 million in upfront payments and research funding under the agreement during the target discovery portion of the alliance, which expired in December 2009.

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

Technology Licenses.  We have granted non-exclusive, internal research-use sublicenses under certain gene targeting patent rights to a number of leading pharmaceutical and biotechnology companies.  Many of these agreements extend for the life of the patents.  Others have terms of one to three years, in some cases with provisions for subsequent renewals.  We have typically received up-front license fees and, in some cases, received additional license fees or milestone payments on products that the sublicensee discovers or developed using our technology.

Our Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Arthur T. Sands, M.D., Ph.D.	49	President and Chief Executive Officer and Director
Alan J. Main, Ph.D.	57	Executive Vice President of Pharmaceutical Research
Jeffrey L. Wade, J.D.	46	Executive Vice President, Corporate Development and Chief Financial Officer
Brian P. Zambrowicz, Ph.D.	48	Executive Vice President and Chief Scientific Officer
James F. Tessmer	51	Vice President, Finance and Accounting

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

Jeffrey L. Wade, J.D. has been our executive vice president, corporate development and chief financial officer since May 2010. Mr. Wade served as our executive vice president and general counsel from February 2000 until May 2010 and was our senior vice president and chief financial officer from January 1999 to February 2000.  From 1988 through December 1998, Mr. Wade was a corporate securities and finance attorney with the law firm of Andrews & Kurth L.L.P., for the last two years as a partner, where he represented companies in the biotechnology, information technology and energy industries.  Mr. Wade is a member of the boards of directors of the Texas Healthcare and Bioscience Institute and the Texas Life Science Center for Innovation and Commercialization.  He received his B.A. and J.D. from the University of Texas.

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

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own patent applications, and in some cases issued patents, covering each of our drug candidates in clinical and preclinical development, including:

•
worldwide patent applications that claim LX4211 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including two in the United States.

•
worldwide patent applications that claim LX1031 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including four in the United States.

•
worldwide patent applications that claim LX1033 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including six in the United States.

•
worldwide patent applications that claim LX1032 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including six in the United States.

•
worldwide patent applications that claim LX2931 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including three in the United States.

•	worldwide patent applications that claim LX7101 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use.

•	a provisional United States patent application, upon which worldwide patent applications may be based, that claims LX5061 and associated pharmaceutical compositions and methods of manufacture and use.

•	a provisional United States patent application, upon which worldwide patent applications may be based, that claims LX2311 and associated pharmaceutical compositions and methods of manufacture and use.

Additionally, we hold rights to a number of patents and patent applications under license agreements with third parties.  Many of these licenses are nonexclusive, although some are exclusive in specified fields.  Most of the licenses have terms that extend for the life of the licensed patents.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.  We have filed patent applications and hold issued patents covering each of our drug candidates in clinical development.  No United States patent that has issued or may issue based on a patent application we have filed relating to one of our drug candidates in clinical development has a normal expiration date earlier than 2026.

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

Research and Development Expenses

In 2010, 2009 and 2008, respectively, we incurred expenses of $78.5 million, $81.2 million and $107.2 million in company-sponsored as well as collaborative research and development activities, including $3.2 million, $3.0 million and $3.9 million of stock-based compensation expense in 2010, 2009 and 2008, respectively.

Employees and Consultants

We believe that our success will be based on, among other things, achieving and retaining scientific and technological superiority and identifying and retaining capable management.  We have assembled a highly qualified team of scientists as well as executives with extensive experience in the biotechnology industry.

As of February 28, 2011, we employed 290 persons, of whom 77 hold M.D., Ph.D. or D.V.M. degrees and another 47 hold other advanced degrees.  We believe that our relationship with our employees is good.

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

As of December 31, 2010, we had $211.1 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from collaborations, technology licenses and other sources will enable us to fund our currently planned operations for at least the next 12 months.  Our currently planned operations for that time period consist of the completion of our ongoing clinical trials, the initiation and conduct of additional clinical trials and the continuation of our small molecule drug discovery and preclinical research efforts.  However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate.

Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:

•	our ability to obtain additional funds from collaborations, technology licenses and other sources;

•	the amount and timing of payments under such agreements;

•	the level and timing of our research and development expenditures;

•	the timing and progress of the clinical development of our drug candidates LX4211, LX1031, LX1033, LX1032 and LX2931;

•	future results from clinical trials of our drug candidates;

•	the cost and timing of regulatory approvals of drug candidates that we successfully develop;

•	market acceptance of products that we successfully develop and commercially launch;

•	the effect of competing programs and products, and of technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.

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

Invus, L.P. and its affiliate Invus C.V., our largest stockholders, may decline to grant their consent which is required for us to conduct additional equity offerings at prices less than $4.50 per share. In addition, we can provide no assurance that Invus will exercise its rights to require us to initiate a pro rata rights offering in which it would be obligated to purchase its pro rata portion of the offering.
In June 2007, we entered into a securities purchase agreement with Invus, L.P., under which Invus, L.P. made an initial investment of approximately $205.5 million to purchase 50,824,986 shares of our common stock in August 2007. Under the securities purchase agreement, as amended and supplemented, and after accounting for the $181.5 million in net proceeds from our public offering and concurrent private placement of common stock in March 2010, Invus, L.P. and its affiliate Invus C.V., which we collectively refer to as Invus, have the right to require us to initiate a pro rata rights offering to our stockholders, which would provide all stockholders with non-transferable rights to acquire shares of our common stock, in an aggregate amount to be designated by Invus of up to approximately $163.0 million. The price per share of the rights offering would be designated by Invus in a range between $4.50 and a then-current average market price of our common stock. All stockholders would have oversubscription rights with respect to the rights offering and Invus would be required to purchase its pro rata portion of the offering. Invus may exercise its right to require us to conduct the rights offering by giving us notice within a period of one year beginning on February 28, 2011, which will be extended by the number of days during such period that Invus is not permitted by the securities purchase agreement to initiate the rights offering as a result of any "blackout period" in connection with certain public offerings of our common stock.
Under the securities purchase agreement, until the later of the completion of the rights offering or the expiration of the period during which Invus may require us to initiate the rights offering, we have agreed not to issue any of our common stock for a per share price of less than $4.50 without the prior written consent of Invus, except pursuant to an employee or director stock option, incentive compensation or similar plan or to persons involved in the pharmaceutical industry in connection with simultaneous strategic transactions involving such persons in the ordinary course. In addition, if we notify Invus of a proposed public offering for an offering above $4.50 per share during the period in which Invus may require us to initiate the rights offering, Invus will have a period of 10 business days in which to exercise its right to require us to conduct the rights offering, in which case we would be required to forego the proposed public offering and proceed with the rights offering. If we are not able to issue common stock at prices equal to or greater than $4.50 per share in the future, due to market conditions or otherwise, this obligation will limit our ability to raise capital by issuing additional equity securities without the consent of Invus. In the event Invus declines to grant such consent and, in addition, elects not to exercise its right to require us to initiate the rights offering, or elects to limit the size of the rights offering, our ability during this period to satisfy our future capital requirements by issuing equity securities will be limited if we are unable to do so by issuing common stock at prices equal to or greater than $4.50 per share.

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred net losses since our inception, including net losses of $101.8 million for the year ended December 31, 2010, $82.8 million for the year ended December 31, 2009 and $76.9 million for the year ended December 31, 2008.  As of December 31, 2010, we had an accumulated deficit of $673.4 million.  We are unsure when we will become profitable, if ever.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the level of our expenses.

We derive substantially all of our revenues from drug discovery and development collaborations and other collaborations and technology licenses, and will continue to do so for the foreseeable future.  Future revenues from our existing collaborations and technology licenses are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations.  As a result, we depend, in part, on securing new collaboration and license agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have to date with respect to our four most advanced clinical drug candidates, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues.  Given the early-stage nature of our operations, we do not currently derive any revenues from sales of pharmaceutical products.

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

Risks Related to Our Relationships with Third Parties

We are dependent in many ways upon our collaborations with major pharmaceutical companies.  If milestones are not achieved under our collaborations or if our collaborators’ efforts fail to yield pharmaceutical products on a timely basis, our opportunities to generate revenues and earn royalties will be reduced.

We have derived a substantial majority of our revenues to date from collaborative drug discovery and development alliances with a limited number of major pharmaceutical companies.  Future revenues from our existing drug discovery and development alliances depend upon the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations.  If our relationship terminates with any of our collaborators, our reputation in the business and scientific community may suffer and revenues will be negatively impacted to the extent such losses are not offset by additional collaboration agreements.  If milestones are not achieved under our collaborations or our collaborators are unable to successfully develop products from which royalties are payable, we will not earn the revenues contemplated by those drug discovery and development collaborations.  In addition, some of our alliances are exclusive and preclude us from entering into additional collaborative arrangements with other parties in the field of exclusivity.

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

Risks Related to Employees, Advisors and Facilities Operations

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

Invus’ ownership of our common stock and its other rights under our stockholders’ agreement we entered into in connection with Invus, L.P.’s $205.5 million initial investment in our common stock provide Invus with substantial influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as other corporate matters.

Under the stockholders’ agreement we entered into in connection with Invus, L.P.’s $205.5 million initial investment in our common stock, Invus currently has the right to designate the greater of three members or 30% (or the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates, if less than 30%) of all members of our board of directors, rounded up to the nearest whole number of directors, pursuant to which Invus has designated Raymond Debbane, president and chief executive officer of The Invus Group, LLC, an affiliate of Invus, and Philippe J. Amouyal and Christopher J. Sobecki, each of whom are managing directors of The Invus Group, LLC.  In the event that the number of shares of our common stock owned by Invus and its affiliates ever exceeds 50% of the total number of shares of our common stock then outstanding (not counting for such purpose any shares acquired by Invus from third parties in excess of 40% (or, if higher, its then pro rata amount) of the total number of outstanding shares of common stock, as permitted by the standstill provisions of the stockholders’ agreement), from and after that time, Invus will have the right to designate a number of directors equal to the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates, rounded up to the nearest whole number of directors.  The directors appointed by Invus have proportionate representation on the compensation and corporate governance committees of our board of directors.

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

Invus has preemptive rights under the stockholders’ agreement to participate in future equity issuances by us, subject to certain exceptions, so as to maintain its then-current percentage ownership of our capital stock.  Subject to certain limitations, Invus will be required to exercise its preemptive rights in advance with respect to certain marketed offerings, in which case it will be obligated to buy its pro rata share of the number of shares being offered in such marketed offering, including any overallotment (or such lesser amount specified in its exercise of such rights), so long as the sale of the shares were priced within a range within 10% above or below the market price on the date we notified Invus of the offering and we met certain other conditions.

The provisions of the stockholders’ agreement relating to preemptive rights will terminate on the earlier to occur of August 28, 2017 and the date on which the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates falls below ten percent.

Invus is subject to standstill provisions restricting its ability to purchase or otherwise acquire additional shares of common stock from third parties to an amount that would result in its ownership of our common stock not exceeding 49% of the total number of shares outstanding.  These standstill provisions will not apply to the acquisitions of securities by way of stock splits, stock dividends, reclassifications, recapitalizations, or other distributions by us, acquisitions contemplated by the securities purchase agreement and the stockholders’ agreement, including in a rights offering and upon Invus’ exercise of preemptive rights under the stockholders’ agreement.

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

Our common stock trades on The Nasdaq Global Select Market, which has qualitative and quantitative listing criteria, including operating results, net assets, corporate governance, minimum trading price and minimums for public float, which is the amount of stock not held by our affiliates.  If we are unable to meet Nasdaq continued listing requirements, Nasdaq may take action to delist our common stock. A delisting of our common stock could negatively impact us and our shareholders by reducing the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We currently own approximately 300,000 square feet of space for our corporate offices and laboratories in buildings located in The Woodlands, Texas, a suburb of Houston, Texas, and lease approximately 76,000 square feet of space for offices and laboratories near Princeton, New Jersey.

In April 2004, we purchased our facilities in The Woodlands, Texas from the lessor under our previous synthetic lease agreement.  In connection with such purchase, we obtained a $34.0 million mortgage which has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $28.5 million as of December 31, 2010.

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

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “LXRX.”  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq Global Select Market, and previously on The Nasdaq Global Market.

	High	Low
2009
First Quarter	$1.75	$0.81
Second Quarter	$1.63	$0.94
Third Quarter	$3.78	$1.11
Fourth Quarter	$2.13	$1.30
2010
First Quarter	$2.87	$1.20
Second Quarter	$1.69	$1.19
Third Quarter	$1.63	$1.17
Fourth Quarter	$1.91	$1.22

As of February 28, 2011, there were approximately 230 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2005 and ending December 31, 2010. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2005, and that all dividends were reinvested.

	December 31,
	2005	2006	2007	2008	2009	2010
Lexicon Pharmaceuticals, Inc.	100	99	83	38	47	39
Nasdaq Composite Index	100	110	120	72	103	120
Nasdaq Biotechnology Index	100	101	106	92	107	123

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

Item 6. Selected Financial Data

The statement of operations data for the years ended December 31, 2010, 2009 and 2008 and the balance sheet data as of December 31, 2010 and 2009 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K.  The statements of operations data for the years ended December 31, 2007 and 2006, and the balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from our audited financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:		(in thousands, except per share data)
Revenues	$4,908	$10,700	$32,321	$50,118	$72,798
Operating expenses:
Research and development, including stock-based compensation of $3,170 in 2010, $3,022 in 2009, $3,941 in 2008, $5,150 in 2007 and $4,394 in 2006	78,520	81,238	107,232	103,237	105,494
Increase in fair value of Symphony Icon, Inc. purchase liability	2,710	—	—	—	—
General and administrative, including stock-based compensation of $2,308 in 2010, $2,252 in 2009, $2,559 in 2008, $2,776 in 2007 and $2,636 in 2006	19,396	19,418	21,624	21,835	22,535
Total operating expenses	100,626	100,656	128,856	125,072	128,029
Loss from operations	(95,718)	(89,956)	(96,535)	(74,954)	(55,231)
Interest and other income (expense), net	(6,083)	(3,463)	(349)	3,721	801
Consolidated net loss before taxes	(101,801)	(93,419)	(96,884)	(71,233)	(54,430)
Income tax benefit	26	102	—	—	119
Consolidated net loss	(101,775)	(93,317)	(96,884)	(71,233)	(54,311)
Less: net loss attributable to noncontrolling interest in Symphony Icon, Inc.	—	10,537	20,024	12,439	—
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(101,775)	$(82,780)	$(76,860)	$(58,794)	$(54,311)
Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.34)	$(0.57)	$(0.56)	$(0.59)	$(0.81)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	302,844	145,465	136,797	99,798	66,876

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:		(in thousands)
Cash, cash equivalents and short-term investments, including restricted cash and investments of $430	$211,111	$157,096	$86,502	$222,109	$79,999
Short-term investments held by Symphony Icon, Inc.	—	5,417	16,610	36,666	—
Long-term investments	—	—	55,686	—	—
Working capital	203,963	118,730	87,991	229,303	39,586
Total assets	366,884	257,761	261,508	369,296	190,266
Long-term debt, net of current portion	27,345	28,482	29,529	30,493	31,372
Accumulated deficit	(673,406)	(570,175)	(487,395)	(410,535)	(351,741)
Lexicon Pharmaceuticals, Inc. stockholders’ equity	247,024	163,787	185,580	256,300	85,501

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease.  We have used gene knockout technologies and an integrated platform of advanced medical technologies to identify and validate, in vivo, more than 100 targets with promising profiles for drug discovery.  For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential new drugs.  We have four drug candidates for which we have completed or are presently conducting Phase 2 clinical trials. We have initiated a Phase 1 clinical trial of an additional drug candidate, have advanced three other drug candidates into preclinical development and have small molecule compounds from a number of additional drug discovery programs in various stages of preclinical research.

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

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in establishing new collaborations and technology licenses, the success rate of our discovery and development efforts leading to opportunities for new collaborations and licenses, as well as milestone payments and royalties, the timing and willingness of collaborators to commercialize products that would result in milestone payments and royalties and their success in such efforts, and general and industry-specific economic conditions which may affect research and development expenditures.  Future revenues from our existing collaborations and technology licenses are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaboration. As a result, we depend, in part, on securing new collaborations and license agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with our four most advanced clinical drug candidates, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of December 31, 2010, we had an accumulated deficit of $673.4 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  In connection with the continued expansion of our drug discovery and development programs, we expect to continue to incur significant research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

We have four drug candidates for which we have completed or are presently conducting Phase 2 clinical trials:

•	LX4211, an orally-delivered small molecule compound that we are developing as a treatment for type 2 diabetes;

•	LX1031, an orally-delivered small molecule compound that we are developing as a treatment for irritable bowel syndrome and other gastrointestinal disorders;

•	LX2931, an orally-delivered small molecule compound that we are developing as a treatment for rheumatoid arthritis and other autoimmune diseases; and

•	LX1032, an orally-delivered small molecule compound that we are developing as a treatment for the symptoms associated with carcinoid syndrome.

We have initiated a Phase 1 clinical trial of LX1033, an orally-delivered small molecule compound that we are developing as a treatment for irritable bowel syndrome and other gastrointestinal disorders, and we have advanced three other drug candidates into preclinical development: LX7101, a topically-delivered small molecule compound that we are developing as a treatment for glaucoma; LX5061, an orally-delivered small molecule compound that we are developing as a treatment for osteoporosis; and LX2311, an orally-delivered small molecule compound that we are developing as a treatment for autoimmune diseases.  We have small molecule compounds from a number of additional drug discovery programs in various stages of preclinical research and believe that our systematic, target biology-driven approach to drug discovery will enable us to continue to expand our clinical pipeline. The drug development process takes many years to complete.  The cost and length of time varies due to many factors including the type, complexity and intended use of the drug candidate.  We estimate that drug development activities are typically completed over the following periods:

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

Stock-based Compensation Expense

We recognize compensation expense in our statements of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  We had stock-based compensation expense of $5.5 million for the year ended December 31, 2010, or $0.02 per share.  As of December 31, 2010, stock-based compensation cost for all outstanding unvested options was $7.9 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  For purposes of determining the fair value of stock options, we segregate our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in our stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2010, 2009 and 2008, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2010:
Employees	86%	2.3%	5	0%
Officers and non-employee directors	80%	3.3%	8	0%
December 31, 2009:
Employees	78%	1.9%	5	0%
Officers and non-employee directors	77%	2.7%	8	0%
December 31, 2008:
Employees	66%	2.9%	6	0%
Officers and non-employee directors	66%	3.8%	9	0%

Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the assets carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. During the year ended December 31, 2010, we determined that one of our buildings was excess capacity and therefore recorded an impairment loss of $900,000, which was recorded as research and development expense in the accompanying statement of operations. There were no other significant impairments of long-lived assets in 2010.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2010.

Business Combinations

We allocate the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets and in-process research and development.

These assumptions are based in part on historical experience and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to: the feasibility and timing of achievement of development, regulatory and commercial milestones; expected costs to develop the in-process research and development into commercially viable products; and future expected cash flows from product sales.

In connection with the purchase price allocations for acquisitions, we estimate the fair value of the contingent payments. The estimated fair value of any contingent payments is determined utilizing a probability-based income approach inclusive of an estimated discount rate.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements, for a discussion of the impact of new accounting standards on our consolidated financial statements.

Results of Operations – Comparison of Years Ended December 31, 2010, 2009 and 2008

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2010	2009	2008
Total revenues	$4.9	$10.7	$32.3
Dollar decrease	$(5.8)	$(21.6)
Percentage decrease	(54)%	(67)%

Years Ended December 31, 2010 and 2009

•
Collaborative research – Revenue from collaborative research decreased 55% to $4.2 million, primarily due to reduced revenues under our alliances with N.V. Organon and Bristol-Myers Squibb Company due to the completion in 2009 of the target discovery portion of these alliances.

•	Subscription and license fees – Revenues from subscriptions and license fees decreased 48% to $0.7 million, primarily due to decreases in technology license fees.

Years Ended December 31, 2009 and 2008

•
Collaborative research – Revenue from collaborative research decreased 66% to $9.3 million, primarily due to reduced revenues under our alliances with Bristol-Myers Squibb and N.V. Organon due to the completion in 2009 of the target discovery portion of these alliances, and completion in 2008 of the target discovery portion of our alliance with Genentech, Inc., partially offset by increases in revenue from our collaboration with Taconic Farms, Inc.

•	Subscription and license fees – Revenue from subscriptions and license fees decreased 73% to $1.4 million, primarily due to a decrease in technology license fees.

In 2010, Taconic Farms, Inc. and United States Army Medical Research Acquisition Activity represented 35% and 23% of revenues, respectively.  In 2009, Bristol-Myers Squibb Company, N.V. Organon and Taconic Farms represented 31%, 23% and 21% of revenues, respectively.  In 2008, Bristol-Myers Squibb, Organon and Genentech, Inc. represented 32%, 29% and 13% of revenues, respectively.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2010	2009	2008
Total research and development expense	$78.5	$81.2	$107.2
Dollar decrease	$(2.7)	$(26.0)
Percentage decrease	(3)%	(24)%

Research and development expenses consist primarily of salaries and other personnel-related expenses, third-party and other services principally related to preclinical and clinical development activities, facility and equipment costs, laboratory supplies and stock-based compensation expenses.

Years Ended December 31, 2010 and 2009

•
Personnel – Personnel costs decreased 7% in 2010 to $30.6 million, primarily due to reductions in our personnel in January 2009 and associated severance costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Third-party and other services – Third-party and other services decreased 3% in 2010 to $19.6 million, primarily due to a decrease in our external clinical research and development costs. Third-party and other services include third-party research services, technology licenses and subscriptions to third-party databases.

•
Facilities and equipment – Facilities and equipment costs decreased 2% in 2010 to $15.0 million, primarily due to decreases in depreciation and utilities expenses, partially offset by an impairment of buildings due to excess capacity.

•	Laboratory supplies – Laboratory supplies expense increased 3% in 2010 to $6.4 million.

•	Stock-based compensation – Stock-based compensation expense increased 5% in 2010 to $3.2 million.

•	Other – Other costs were $3.8 million, consistent with the prior year.

Years Ended December 31, 2009 and 2008

•	Personnel – Personnel costs decreased 21% in 2009 to $32.7 million, primarily due to reductions in our personnel in May 2008 and January 2009.

•	Third-party and other services – Third-party and other services decreased 33% in 2009 to $20.2 million, primarily due to a decrease in external preclinical research and development costs.

•	Facilities and equipment – Facilities and equipment costs decreased 17% in 2009 to $15.3 million, primarily due to decreases in depreciation expense and utilities expense.

•	Laboratory supplies – Laboratory supplies expense decreased 28% in 2009 to $6.2 million, primarily due to reductions in our genetics research activities.

•	Stock-based compensation – Stock-based compensation expense decreased 23% in 2009 to $3.0 million, primarily as a result of the reduction in our personnel.

•	Other – Other costs decreased 22% in 2009 to $3.8 million, primarily due to a decrease in computer software expense.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $2.7 million for the year ended December 31, 2010 (see Note 10, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2010	2009	2008
Total general and administrative expense	$19.4	$19.4	$21.6
Dollar decrease	$(0.0)	$(2.2)
Percentage decrease	(0)%	(10)%

General and administrative expenses consist primarily of personnel costs to support our research and development activities, professional fees such as legal fees, facility and equipment costs, and stock-based compensation expenses.

Years Ended December 31, 2010 and 2009

•	Personnel – Personnel costs increased 1% in 2010 to $9.2 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Professional fees – Professional fees decreased 9% in 2010 to $3.6 million, primarily due to decreased legal and consulting fees.

•	Facilities and equipment – Facilities and equipment costs decreased 4% in 2010 to $2.4 million.

•	Stock-based compensation – Stock-based compensation expense increased 2% in 2010 to $2.3 million.

•	Other – Other costs increased 16% in 2010 to $1.9 million.

Years Ended December 31, 2009 and 2008

•	Personnel – Personnel costs decreased 13% in 2009 to $9.0 million, primarily due to reductions in our personnel in May 2008 and January 2009.

•	Professional fees – Professional fees decreased 7% in 2009 to $4.0 million, primarily due to decreased consulting fees.

•	Facilities and equipment – Facilities and equipment costs were $2.5 million, consistent with the prior year.

•	Stock-based compensation – Stock-based compensation expense decreased 12% in 2009 to $2.3 million, primarily as a result of the reduction in our personnel.

•	Other – Other costs decreased 16% in 2009 to $1.6 million.

Gain (Loss) on Investments, Net, Interest Income, Interest Expense and Other (Expense) Income, Net

Gain (Loss) on Investments, Net.  Gain on investments was $9.9 million for the year ended December 31, 2010, representing the increase in fair value of our student loan auction rate securities.  These gains were partially offset by a loss on investments of $9.7 million for the year ended December 31, 2010, representing the decline in fair value of the rights obtained from UBS AG, the investment bank that sold us our auction rate securities.  Gain on investments was $3.5 million for the year ended December 31, 2009, representing the increase in fair value of our student loan auction rate securities.  This gain was partially offset by a loss on investments of $2.3 million for the year ended December 31, 2009, representing the decline in fair value of the rights obtained from UBS AG. Loss on investments was $13.4 million for the year ended December 31, 2008, representing the decline in fair value of our student loan auction rate securities. This loss was partially offset by a gain on investments of $12.1 million for the year ended December 31, 2008, representing the increase in fair value of the rights obtained from UBS AG.

Interest Income. Interest income decreased 41% in 2010 to $0.5 million from $0.9 million in 2009 primarily due to lower yields on our investments.  Interest income decreased 85% in 2009 from $5.8 million in 2008, primarily due to lower average cash and investment balances as well as lower yields on our investments.

Interest Expense.  Interest expense decreased 8% in 2010 to $2.7 million from $3.0 million in 2009 and increased 10% in 2009 from $2.7 million in 2008.

Other (Expense) Income, Net.  Other expense, net increased 58% in 2010 to $4.0 million from 2009 primarily due to amortization of the remaining Symphony Icon purchase asset. Other expense, net increased 21% in 2009 to $2.6 million from 2008 primarily due to an impairment of surplus equipment as a result of our reduction of personnel in January 2009.

Income Tax Benefit

The income tax benefit for the years ended December 31, 2010 and 2009 was $26,000 and $102,000, respectively.

Noncontrolling Interest in Symphony Icon, Inc.

The loss attributed to the noncontrolling interest holders of Symphony Icon decreased 47% to $10.5 million in 2009 from $20.0 million in 2008, due to the timing of expenditures related to clinical development of the drug candidates licensed to Symphony Icon. As discussed in Note 3, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements, we have determined that upon the adoption of a new accounting pronouncement regarding variable interest entities on January 1, 2010, we are no longer the primary beneficiary of Symphony Icon, and therefore, we did not include the financial condition and results of operations of Symphony Icon in our consolidated financial statements for the period from January 1, 2010 through the exercise of the Purchase Option (as defined in Note 10, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements) on July 30, 2010.

Net Loss Attributable to Lexicon Pharmaceuticals, Inc. and Net Loss Attributable to Lexicon Pharmaceuticals, Inc.  per Common Share

Net loss attributable to Lexicon Pharmaceuticals, Inc. increased to $101.8 million in 2010 from $82.8 million in 2009 and $76.9 million in 2008.  Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share decreased to $0.34 in 2010 from $0.57 in 2009 and increased from $0.56 in 2008.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts and financing under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through December 31, 2010, we had received net proceeds of $786.9 million from issuances of common and preferred stock.  In addition, from our inception through December 31, 2010, we received $453.0 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents and government grants and contracts, of which $439.6 million had been recognized as revenues through December 31, 2010.

As of December 31, 2010, we had $211.1 million in cash, cash equivalents and investments.  As of December 31, 2009, we had $157.1 million in cash, cash equivalents and investments and $5.4 million in investments held by Symphony Icon.  We used cash of $82.4 million in operations in 2010. This consisted primarily of the consolidated net loss for the year of $101.8 million and a net gain on investments and auction rate securities of $0.1 million, partially offset by non-cash charges of $5.5 million related to stock-based compensation expense, $5.4 million related to depreciation expense, $4.0 million related to the amortization of the Symphony Icon purchase option, a non-cash charge of $2.7 million related to the increase in fair value of the Symphony Icon purchase liability, and a net decrease in other operating assets net of liabilities of $1.0 million.  Investing activities used cash of $113.8 million in 2010, primarily due to net purchases of investments of $107.2 million, the acquisition of Symphony Icon of $5.6 million, net of cash acquired, and purchases of property and equipment of $1.1 million.  Financing activities provided cash of $142.9 million due to net proceeds from issuance of common stock of $181.5 million, partially offset by net repayment of debt borrowings of $38.5 million.

Invus Securities Purchase Agreement. In June 2007, we entered into a securities purchase agreement with Invus, L.P., under which Invus, L.P. made an initial investment of approximately $205.5 million to purchase 50,824,986 shares of our common stock in August 2007. Under the securities purchase agreement, as amended and supplemented, and after accounting for the $181.5 million in net proceeds from our public offering and concurrent private placement of common stock in March 2010, Invus, L.P. and its affiliate Invus C.V., which we collectively refer to as Invus, have the right to require us to initiate a pro rata rights offering to our stockholders, which would provide all stockholders with non-transferable rights to acquire shares of our common stock, in an aggregate amount of up to approximately $163.0 million. The price per share of the rights offering would be designated by Invus in a range between $4.50 and a then-current average market price of our common stock. All stockholders would have oversubscription rights with respect to the rights offering and Invus would be required to purchase its pro rata portion of the offering. Invus may exercise its right to require us to conduct such a rights offering by giving us notice within a period of one year beginning on February 28, 2011, which will be extended by the number of days during such period that Invus is not permitted under the securities purchase agreement to initiate the rights offering as a result of any “blackout period” in connection with certain public offerings of our common stock.
Under the securities purchase agreement, until the later of the completion of the rights offering or the expiration of the period during which Invus may require us to initiate the rights offering, we have agreed not to issue any of our common stock for a per share price of less than $4.50 without the prior written consent of Invus, except pursuant to an employee or director stock option, incentive compensation or similar plan or to persons involved in the pharmaceutical industry in connection with simultaneous strategic transactions involving such persons in the ordinary course. In addition, if we notify Invus of a proposed public offering for an offering above $4.50 per share during the period in which Invus may require us to initiate the rights offering, Invus will have a period of 10 business days in which to exercise its right to require us to conduct the rights offering, in which case we would be required to forego the proposed public offering and proceed with the rights offering.

In connection with the securities purchase agreement, we entered into a stockholders' agreement with Invus, L.P. under which Invus (a) has specified rights with respect to designation of directors and participation in future equity issuances by us, (b) is subject to certain standstill restrictions, as well as restrictions on transfer and the voting of the shares of common stock held by it and its affiliates, and (c), as long as Invus holds at least 15% of the total number of outstanding shares of our common stock, is entitled to certain minority protections.
Symphony Drug Development Financing Agreements.  In June 2007, we entered into a series of related agreements providing for the financing of the clinical development of certain drug programs, including LX1031, LX1032 and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates.  Under the financing arrangement, we licensed to Symphony Icon, Inc., a then wholly-owned subsidiary of Symphony Icon Holdings LLC, our intellectual property rights related to the programs and Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs.  We also issued and sold to Holdings shares of our common stock in exchange for $15 million and received an exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs.

Upon the recommendation of Symphony Icon’s development committee, which was comprised of an equal number of representatives from us and Symphony Icon, Symphony Icon’s board of directors had the right to require us to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the programs in accordance with a specified development plan and related development budget.  Through July 2010, Symphony Icon’s board of directors requested us to pay Symphony Icon $9.3 million under the agreement, all of which was paid prior to the exercise of the purchase option in July 2010.

In July 2010, we entered into an amended and restated purchase option agreement with Symphony Icon and Holdings and simultaneously exercised our purchase option. Pursuant to the amended terms of the purchase option, we paid Holdings $10 million and agreed to make up to $80 million in additional base and contingent payments.
The base payments will be in an amount equal to $50 million, less 50% of the expenses we incur after our exercise of the purchase option for the development of LX1031, LX1032, LX1033 and other pharmaceutical compositions modulating the same target as those drug candidates, which we refer to as the “LG103 programs,” subject to certain exceptions and up to an aggregate reduction of $15 million. The base payments are payable in our discretion at any time before July 30, 2013.
The contingent payments will consist of 50% of any consideration we receive pursuant to any licensing transaction under which we grant a third party rights to commercialize a drug candidate from the LG103 programs, subject to certain exceptions and up to a maximum of $30 million plus the amount of any reduction in the base payments for our development expenses for the LG103 programs, which we refer to as the “recapture eligible amount.” The contingent payments will be due if and when we receive such consideration from such a licensing transaction. In the event we receive regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 programs prior to entering into such a licensing transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a licensing transaction, we will pay Holdings the sum of $15 million and any recapture eligible amount attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such licensing transaction outside of the United States with respect to such product. In the event we make any such payment upon United States regulatory approval, we will have no obligation to make subsequent contingent payments attributable to any such licensing transactions for the commercialization of such product outside the United States until the proceeds of such licensing transactions exceed 50% of the payment made as a result of such United States regulatory approval.

The base payments and the contingent payments may be paid in cash, common stock, or a combination of cash and common stock, in our discretion, provided that at least 50% of any payment made on or prior to July 30, 2012 will be paid in common stock and no more than 50% of any payment made after such date will be paid in common stock.
Facilities.  In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. The mortgage balance has a principal balance of $28.5 million as of December 31, 2010.  In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey. The term of the lease extends until June 30, 2013.  The lease provides for an escalating yearly base rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven.  We are the guarantor of the obligations of our subsidiary under the lease.

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2010:

	Payments due by period (in millions)
Contractual Obligations	Total		Less than 1 year		2-3 years		4-5 years		More than 5 years
Debt	$28.5	—	$1.1	—	$2.6	—	$24.8	—	$—
Interest payment obligations	7.4	—	2.3	—	4.4	—	0.7	—	—
Operating leases	6.5	—	2.6	—	3.9	—	—	—	—
Symphony Icon payment obligations [1]	35.0	—	—	—	35.0	—	—	—	—
Total	$77.4	—	$6.0	—	$45.9	—	$25.5	—	$—
___________
[1] Represents expected base payments under Symphony Icon purchase option, which may be paid in cash, common stock, or a combination of cash and common stock, in our discretion, provided that at least 50% of any payment made on or prior to July 30, 2012 will be paid in common stock and no more than 50% of any payment made after such date will be paid in common stock.

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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase.  We maintain a short-term investment portfolio which consists of U.S. Treasury bills, money market accounts, and certificates of deposit that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk.  We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

We had approximately $211.1 million in cash and cash equivalents and short-term investments as of December 31, 2010.  We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on such assessment using those criteria, management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

Our independent auditors have also audited our internal control over financial reporting as of December 31, 2010 as stated in the audit report which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2010 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2010. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2010.

Item 14.   Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2010.

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
Supplement to Transaction Agreements, dated March 15, 2010, with Invus, L.P. and Invus C.V. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 15, 2010 and incorporated by reference herein).

4.5	—	Stockholders’ Agreement, dated June 17, 2007, with Invus, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 17, 2007 and incorporated by reference herein).
4.6	—
Amended and Restated Purchase Option Agreement, dated July 30, 2010, with Symphony Icon Holdings LLC and Symphony Icon, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 30, 2010 and incorporated by reference herein).

Exhibit No.		Description
4.7	—
Amended and Restated Registration Rights Agreement, dated July 30, 2010, with Symphony Icon Holdings LLC (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 30, 2010 and incorporated by reference herein).

10.1	—
Restated Employment Agreement with Arthur T. Sands, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein).

10.2	—	Employment Agreement with Alan Main, Ph.D. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).
10.3	—	Employment Agreement with Jeffrey L. Wade, J.D. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).
10.4	—	Employment Agreement with Brian P. Zambrowicz, Ph.D. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).
10.5	—	Offer Letter, dated May 4, 2009, with Ajay Bansal (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2009 and incorporated by reference herein).
*10.6	—	Consulting Agreement with Philip M. Brown, M.D., J.D., dated October 16, 2010, as amended.
10.7	—
Consulting Agreement with Alan S. Nies, M.D. dated February 19, 2003, as amended (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 and incorporated by reference herein).

10.8	—
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

10.10	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2009 and incorporated by reference herein).
10.11	—	Summary of 2011 Named Executive Officer Cash Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2011 and incorporated by reference herein).
10.12	—	Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2009 and incorporated by reference herein).
10.13	—	Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2009 and incorporated by reference herein).
10.14	—	Coelacanth Corporation 1999 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-66380) and incorporated by reference herein).
10.15	—
Form of Stock Option Agreement with Chairman of Board of Directors under the Equity Incentive Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein).

10.16	—
Form of Stock Option Agreement with Directors under the Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein).

10.17	—
Form of Stock Option Agreement with Officers under the Equity Incentive Plan (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein).

10.18	—
Form of Stock Bonus Agreement with Officers under the Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 23, 2011 and incorporated by reference herein).

10.19	—
Form of 2010 Restricted Stock Unit Agreement with Officers under the Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 15, 2010 and incorporated by reference herein).

10.20	—
Form of 2011 Restricted Stock Unit Agreement with Officers under the Equity Incentive Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated February 23, 2011 and incorporated by reference herein).

†10.21	—
Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.15 to the amendment to the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2003, as filed on July 16, 2004, and incorporated by reference herein).

Exhibit No.		Description
†10.22	—
First Amendment, dated May 30, 2006, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, and incorporated by reference herein).

†10.23	—
Collaboration Agreement, dated July 27, 2004, with Takeda Pharmaceutical Company Limited (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 and incorporated by reference herein).

†10.24	—
Collaboration and License Agreement, dated February 16, 2010, with N.V. Organon and its affiliates Intervet Inc. and Schering Corporation, acting through its Schering-Plough Research Institute division (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 and incorporated by reference herein).

†10.25	—
Second Amended and Restated Collaboration and License Agreement, dated November 30, 2005, with Genentech, Inc. (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein).

10.26	—
Amendment, dated June 8, 2009, to Second Amended and Restated Collaboration and License Agreement, dated November 30, 2005, with Genentech, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated June 8, 2009 and incorporated by reference herein).

10.27	—
Economic Development Agreement dated July 15, 2005, with the State of Texas and the Texas A&M University System (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 and incorporated by reference herein).

10.28	—
Amendment, dated April 30, 2008, to Economic Development Agreement, dated July 15, 2005, with the State of Texas and the Texas A&M University System (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2008 and incorporated by reference herein).

10.29	—
Loan and Security Agreement, dated April 21, 2004, between Lex-Gen Woodlands, L.P. and iStar Financial Inc. (filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated by reference herein).

10.30	—
Lease Agreement, dated May 23, 2002, between Lexicon Pharmaceuticals (New Jersey), Inc. and Townsend Property Trust Limited Partnership (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated by reference herein).

*21.1	—	Subsidiaries.
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*24.1	—	Power of Attorney (contained in signature page).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________

*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date:	March 15, 2011	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	March 15, 2011	By:	/s/ JEFFREY L. WADE
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arthur T. Sands and Jeffrey L. Wade, or either of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, here ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ARTHUR T. SANDS	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2011
Arthur T. Sands, M.D., Ph.D.

/s/ JEFFREY L. WADE	Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)	March 15, 2011
Jeffrey L. Wade

/s/ JAMES F. TESSMER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 15, 2011
James F. Tessmer

/s/ SAMUEL L. BARKER	Chairman of the Board of Directors	March 15, 2011
Samuel L. Barker, Ph.D.

/s/ PHILIPPE J. AMOUYAL	Director	March 15, 2011
Philippe J. Amouyal

/s/ RAYMOND DEBBANE	Director	March 15, 2011
Raymond Debbane

/s/ ROBERT J. LEFKOWITZ	Director	March 15, 2011
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 15, 2011
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 15, 2011
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 15, 2011
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 15, 2011
Judith L. Swain, M.D.

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexicon Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in fiscal year 2010 the Company changed its method of accounting for Symphony Icon, Inc., a variable interest entity, with the adoption of the amendments to the Financial Accounting Standards Board Accounting Standards Codification 810, Consolidation, effective January 1, 2010

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 15, 2011

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited Lexicon Pharmaceuticals, Inc.’s  internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lexicon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lexicon Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexicon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 15, 2011

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$47,208	$100,554
Short-term investments, including restricted investments of $430	163,903	56,542
Short-term investments held by Symphony Icon, Inc. (Note 3)	—	5,417
Accounts receivable, net of allowances of $35	744	815
Prepaid expenses and other current assets	2,883	6,356
Total current assets	214,738	169,684
Property and equipment, net of accumulated depreciation and amortization of $80,323 and $75,795, respectively	53,427	58,754
Goodwill	44,543	25,798
Other intangible assets	53,557	—
Other assets	619	3,525
Total assets	$366,884	$257,761
Liabilities and Equity
Current liabilities:
Accounts payable	$3,159	$5,919
Accrued liabilities	6,264	5,611
Current portion of deferred revenue	214	942
Current portion of long-term debt	1,138	38,482
Total current liabilities	10,775	50,954
Deferred revenue, net of current portion	14,212	14,212
Long-term debt	27,345	28,482
Deferred tax liabilities	18,745	—
Other long-term liabilities	48,783	616
Total liabilities	119,860	94,264
Commitments and contingencies
Equity:
Lexicon Pharmaceuticals, Inc. stockholders’ equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 337,566 and 175,785 shares issued, respectively	338	176
Additional paid-in capital	920,324	733,874
Accumulated deficit	(673,406)	(570,175)
Accumulated other comprehensive gain	5	—
Treasury stock, at cost, 158 and 80 shares, respectively	(237)	(88)
Total Lexicon Pharmaceuticals, Inc. stockholders’ equity	247,024	163,787
Noncontrolling interest in Symphony Icon, Inc. (Note 3)	—	(290)
Total equity	247,024	163,497
Total liabilities and equity	$366,884	$257,761

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Collaborative research	$4,191	$9,334	$27,177
Subscription and license fees	717	1,366	5,144
Total revenues	4,908	10,700	32,321
Operating expenses:
Research and development, including stock-based compensation of $3,170, $3,022 and $3,941, respectively	78,520	81,238	107,232
Increase in fair value of Symphony Icon, Inc. purchase liability	2,710	—	—
General and administrative, including stock-based compensation of $2,308, $2,252 and $2,559, respectively	19,396	19,418	21,624
Total operating expenses	100,626	100,656	128,856
Loss from operations	(95,718)	(89,956)	(96,535)
Gain (loss) on investments, net	141	1,173	(1,314)
Interest income	519	880	5,762
Interest expense	(2,719)	(2,966)	(2,691)
Other expense, net	(4,024)	(2,550)	(2,106)
Consolidated net loss before taxes	(101,801)	(93,419)	(96,884)
Income tax benefit	26	102	—
Consolidated net loss	(101,775)	(93,317)	(96,884)
Less: net loss attributable to Symphony Icon, Inc. (Note 3)	—	10,537	20,024
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(101,775)	$(82,780)	$(76,860)
Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.34)	$(0.57)	$(0.56)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	302,844	145,465	136,797

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Lexicon Pharmaceuticals, Inc. Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury		Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Stock	Total	Interest	Equity
Balance at December 31, 2007	136,796	$137	$666,702	$(410,535)	$(4)	$—	$256,300	$30,271	$286,571
Stock-based compensation	—	—	6,135	—	—	—	6,135	—	6,135
Exercise of common stock options	1	—	1	—	—	—	1	—	1
Net loss	—	—	—	(76,860)	—	—	(76,860)	(20,024)	(96,884)
Unrealized gain on investments	—	—	—	—	4	—	4	—	4
Comprehensive loss							(76,856)		(96,880)
Balance at December 31, 2008	136,797	137	672,838	(487,395)	—	—	185,580	10,247	195,827
Stock-based compensation	—	—	5,639	—	—	—	5,639	—	5,639
Grant of restricted stock	534	—	—	—	—	—	—	—	—
Issuance of common stock, net of fees	38,333	39	55,133	—	—	—	55,172	—	55,172
Exercise of common stock options	121	—	264	—	—	—	264	—	264
Repurchase of common stock	—	—	—	—	—	(88)	(88)	—	(88)
Net loss	—	—	—	(82,780)	—	—	(82,780)	(10,537)	(93,317)
Balance at December 31, 2009	175,785	176	733,874	(570,175)	—	(88)	163,787	(290)	163,497
Deconsolidation of Symphony Icon, Inc.	—	—	—	—	—	—	—	290	290
Cumulative-effect adjustment for adoption of new accounting principle	—	—	—	(1,456)	—	—	(1,456)	—	(1,456)
Stock-based compensation	—	—	5,116	—	—	—	5,116	—	5,116
Issuance of common stock, net of fees	161,770	162	181,312	—	—	—	181,474	—	181,474
Exercise of common stock options	11	—	22	—	—	—	22	—	22
Repurchase of common stock	—	—	—	—	—	(149)	(149)	—	(149)
Net loss	—	—	—	(101,775)	—	—	(101,775)	—	(101,775)
Unrealized gain on investments	—	—	—	—	5	—	5	—	5
Comprehensive loss							(101,770)		(101,770)
Balance at December 31, 2010	337,566	$338	$920,324	$(673,406)	$5	$(237)	$247,024	$—	$247,024

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Consolidated net loss	$(101,775)	$(93,317)	$(96,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,394	6,159	7,929
Impairment of fixed assets	1,001	436	—
Amortization of Symphony Icon, Inc. purchase option	3,957	2,141	2,141
Increase in fair value of Symphony Icon, Inc. purchase liability	2,710	—	—
Stock-based compensation	5,478	5,274	6,500
(Gain) loss on auction rate securities (“ARS”)	(9,866)	(3,508)	13,374
(Gain) loss on ARS Rights	9,725	2,335	(12,060)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	488	(247)	1,195
(Increase) decrease in prepaid expenses and other current assets	6,704	(869)	(1,375)
(Increase) decrease in other assets	(218)	104	108
Decrease in accounts payable and other liabilities	(5,238)	(2,794)	(2,256)
Decrease in deferred revenue	(728)	(4,730)	(14,272)
Net cash used in operating activities	(82,368)	(89,016)	(95,600)
Cash flows from investing activities:
Purchases of property and equipment	(1,132)	(369)	(2,187)
Proceeds from disposal of property and equipment	64	107	—
Purchases of investments held by Symphony Icon, Inc.	—	(4,250)	—
Maturities of investments held by Symphony Icon, Inc.	—	15,443	20,056
Acquisition of Symphony Icon, Inc., net of cash acquired	(5,561)	—	—
Purchases of investments	(155,856)	(59,955)	(39,847)
Maturities of investments	48,641	60,901	181,393
Net cash provided by (used in) investing activities	(113,844)	11,877	159,415
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	181,496	55,436	1
Repurchase of common stock	(149)	(88)	—
Proceeds from debt borrowings	11,377	38,592	—
Repayment of debt borrowings	(49,858)	(2,120)	(881)
Net cash provided by (used in) financing activities	142,866	91,820	(880)
Net increase (decrease) in cash and cash equivalents	(53,346)	14,681	62,935
Cash and cash equivalents at beginning of year	100,554	85,873	22,938
Cash and cash equivalents at end of year	$47,208	$100,554	$85,873

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,424	$2,519	$2,599
Cash received related to income taxes	$26	$102	$—

Supplemental disclosure of noncash investing and financing activities:
Unrealized gain on investments	$5	$—	$4
Intangible assets acquired with long-term liabilities	$43,557	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2010

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

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. In 2009 and 2008, the consolidated financial statements also include the accounts of one variable interest entity, Symphony Icon, Inc. ("Symphony Icon"), for which the Company was the primary beneficiary and therefore had consolidated the financial condition and results of operations of Symphony Icon. Upon the adoption of a new accounting pronouncement regarding variable interest entities on January 1, 2010, Lexicon determined that it was no longer the primary beneficiary of Symphony Icon, and therefore did not include the financial condition and results of operations of Symphony Icon in its consolidated financial statements for the period from January 1, 2010 through the exercise of the Purchase Option (as defined in Note 10) on July 30, 2010.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2010, short-term investments consist of U.S. treasury bills and certificates of deposit. As of December 31, 2009, short-term investments consisted of certificates of deposit, auction rate securities and auction rate security rights (“ARS Rights”) obtained from UBS AG, the investment bank that sold Lexicon the auction rate securities it held prior to July 1, 2010 (see Note 4).  The certificates of deposits are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  Lexicon has elected to classify its auction rate securities and ARS Rights as trading securities, which requires recording these securities at fair value.  The cost of securities sold is based on the specific identification method.

Restricted Cash and Investments:  Lexicon is required to maintain restricted cash or investments to collateralize standby letters of credit for the lease on its office and laboratory facilities in Hopewell, New Jersey (see Note 11).  As of December 31, 2010 and 2009, restricted cash and investments were $0.4 million.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Concentration of Credit Risk: Lexicon's cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in the United States and Europe.  The Company has not experienced any significant credit losses to date.  In 2010, customers in the United States and Europe represented 94% and 6% of revenue, respectively.  In 2009, customers in the United States and Europe represented 75% and 25% of revenue, respectively.  In 2008, customers in the United States and Europe represented 68% and 32% of revenue, respectively. At December 31, 2010, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery of the functions and pharmaceutical utility of genes and the use of those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, government grants and contracts and compound library sales.  In 2010, Taconic Farms, Inc. and United States Army Medical Research Acquisition Activity represented 35% and 23% of revenues, respectively.  In 2009, Bristol-Myers Squibb Company, N.V. Organon and Taconic Farms represented 31%, 23% and 21% of revenues, respectively.   In 2008, Bristol-Myers Squibb, Organon and Genentech, Inc. represented 32%, 29% and 13% of revenues, respectively.

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

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2010, 2009 or 2008.

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

Research funding under these alliances is recognized as services are performed to the extent they are non-refundable, either on a straight-line basis over the estimated service period, generally the contractual research term, or as contract research costs are incurred.  Milestone-based fees are recognized upon completion of specified milestones according to contract terms.  Payments received under target validation collaborations and government grants and contracts are recognized as revenue as Lexicon performs its obligations related to such research to the extent such fees are non-refundable.  Non-

refundable technology license fees are recognized as revenue upon the grant of the license when performance is complete and there is no continuing involvement.

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

Stock-Based Compensation:  The Company recognizes compensation expense in its statement of operations for share-based payments, including stock options and restricted stock issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2010, stock-based compensation cost for all outstanding unvested options and restricted stock units was $7.9 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2010, 2009 and 2008, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2010:
Employees	86%	2.3%	5	0%
Officers and non-employee directors	80%	3.3%	8	0%
December 31, 2009:
Employees	78%	1.9%	5	0%
Officers and non-employee directors	77%	2.7%	8	0%
December 31, 2008:
Employees	66%	2.9%	6	0%
Officers and non-employee directors	66%	3.8%	9	0%

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options and warrants are not included because they are antidilutive.

Comprehensive Loss:  Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities.  Comprehensive loss is reflected in the consolidated statements of stockholders’ equity. There were unrealized gains of $5,000, none and $4,000 in the years ended December 31, 2010, 2009 and 2008, respectively.

3. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement regarding variable interest entities which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities that most significantly impacts the entity's economic performance. The impact of the adoption of this pronouncement may be applied retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated, or through a cumulative-effect adjustment on the date of adoption. This pronouncement, found under FASB ASC Topic 810, is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. The Company determined that upon adoption of this pronouncement on January 1, 2010, Lexicon was no longer the primary beneficiary of Symphony Icon, and therefore did not include the financial condition and results of operations of Symphony Icon in its consolidated financial statements for the period from January 1, 2010 through the exercise of the Purchase Option (as defined in Note 10) on July 30, 2010. As of December 31, 2009, Symphony Icon had $6.2 million in current assets, $5.4 million of which was short-term investments, and $4.2 million in current liabilities. On January 1, 2010, Lexicon recorded a cumulative-effect adjustment to retained earnings (accumulated deficit) as a result of adopting this pronouncement, which increased the accumulated deficit balance by $1.5 million.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends FASB ASC Topic 605. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contain more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This pronouncement replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. The pronouncement also eliminates the use of the residual value method for determining the allocation of arrangement consideration, and requires additional disclosures. This pronouncement should be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This pronouncement's impact on accounting for revenue arrangements is dependent upon arrangements entered into on or after that time.
In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition”, which amends FASB ASC Topic 605. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. This pronouncement's impact on accounting for revenue arrangements with milestones is dependent upon milestones achieved on or after that time.

4. Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2010 and 2009 are as follows:

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$47,207	$1	$—	$47,208
Securities maturing within one year:
Certificates of deposit	545	—	—	545
U.S. treasury securities	163,354	10	(6)	163,358
Total short-term investments	$163,899	$10	$(6)	$163,903
Total cash and cash equivalents and investments	$211,106	$11	$(6)	$211,111

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$100,554	$—	$—	$100,554
Securities maturing within one year:
Certificates of deposit	508	—	—	508
ARS rights	—	9,725	—	9,725
Securities maturing after ten years:
Auction rate securities	56,175	—	(9,866)	46,309
Total short-term investments	$56,683	$9,725	$(9,866)	$56,542
Short-term investments held by Symphony Icon, Inc.:
Cash and cash equivalents	5,417	—	—	5,417
Total short-term investments held by Symphony Icon, Inc.	$5,417	$—	$—	$5,417
Total cash and cash equivalents and investments	$162,654	$9,725	$(9,866)	$162,513

There were no realized gains or losses for the years ended December 31, 2010 and 2009.  There were realized gains of $123,000 for the year ended December 31, 2008.

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

At December 31, 2009, observable auction rate securities market information was not available to determine the fair value of Lexicon’s investments. Lexicon estimated the fair value of these securities at $46.3 million as of December 31, 2009 using models of the expected future cash flows related to the securities and taking into account assumptions about the cash flows of the underlying student loans, as well as secondary market trading data.  The assumptions used in preparing the discounted cash flow model include estimates of interest rates, timing and amount of cash flows, liquidity premiums and expected holding periods of the auction rate securities, based on data available as of December 31, 2009.  The underlying assumptions are volatile and are subject to change.

In November 2008, Lexicon accepted an offer from UBS AG, the investment bank that sold Lexicon the auction rate securities, providing Lexicon with the ARS Rights.  The ARS Rights permitted Lexicon to require UBS to purchase its auction rate securities at par value during the period from June 30, 2010 through July 2, 2012.  Conversely, UBS had the right, in its discretion, to purchase or sell the securities at any time by paying Lexicon the par value of such securities.  On June 30, 2010, Lexicon exercised the ARS Rights and UBS purchased Lexicon's remaining $23.6 million of auction rate securities at par value on July 1, 2010. Lexicon was also eligible to borrow from UBS Bank USA, an affiliate of UBS, at no net cost up to 75% of the market value of the securities, as determined by UBS Bank USA, which loans became payable upon the purchase or sale of the securities by UBS (see note 9). On July 1, 2010, Lexicon paid the remaining $16.0 million outstanding under this credit line.

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

5. Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•	Level 1 – quoted prices in active markets for identical assets

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2010 and 2009.

	Assets and Liabilities at Fair Value
	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$47,208	$—	$—	$47,208
Short-term investments	163,903	—	—	163,903
Total cash and cash equivalents and investments	$211,111	$—	$—	$211,111
Liabilities
Other long-term liabilities	$—	$—	$48,458	$48,458
Total liabilities	$—	$—	$48,458	$48,458

	Financial Assets at Fair Value
	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$100,554	$—	$—	$100,554
Short-term investments	508	—	56,034	56,542
Short-term investments held by Symphony Icon, Inc.	5,417	—	—	5,417
Total cash and cash equivalents and investments	$106,479	$—	$56,034	$162,513

The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the years ended December 31, 2008, 2009 and 2010.

	Short-term Investments	Long-term Investments	Total
	(in thousands)
Balance at December 31, 2007	$—	$—	$—
Unrealized losses included in earnings as loss on investments	—	(13,374)	(13,374)
Unrealized gains included in earnings as gain on investments	—	12,060	12,060
Net sales and settlements	—	(21,050)	(21,050)
Transfers into Level 3	—	78,050	78,050
Balance at December 31, 2008	—	55,686	55,686
Unrealized gains included in earnings as gain on investments	350	823	1,173
Net sales and settlements	(725)	(100)	(825)
Reclassification from long-term to short-term investments	56,409	(56,409)	—
Balance at December 31, 2009	56,034	—	56,034
Unrealized gains included in earnings as gain on investments, net	141	—	141
Net sales and settlements	(56,175)	—	(56,175)
Balance at December 31, 2010	$—	$—	$—

Transfers between levels are recognized at the actual date of circumstance that caused the transfer. The Company's Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase in Symphony Icon purchase liability in the accompanying consolidated statements of operations. During the year ended December 31, 2010, the fair value of the Symphony Icon purchase consideration liability increased by $2.7 million. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the year ended December 31, 2010.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2009	$—
Purchase consideration liability resulting from the Symphony Icon acquisition	45,557
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	2,710
Balance at December 31, 2010	$48,267

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include goodwill associated with the acquisitions of Coelacanth Corporation in 2001 and Symphony Icon on July 30, 2010 and intangible assets associated with the acquisition of Symphony Icon on July 30, 2010.  For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.

6. Property and Equipment

Property and equipment at December 31, 2010 and 2009 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2010	2009
		(in thousands)
Computers and software	3-5	$10,989	$10,986
Furniture and fixtures	5-7	7,634	7,634
Laboratory equipment	3-7	38,135	39,047
Leasehold improvements	7-10	9,896	9,786
Buildings	15-40	63,532	63,532
Land	—	3,564	3,564
Total property and equipment		133,750	134,549
Less: Accumulated depreciation and amortization		(80,323)	(75,795)
Net property and equipment		$53,427	$58,754

During the year ended December 31, 2010, the Company determined that one of its buildings was excess capacity and therefore recorded an impairment loss of $900,000, which was recorded as research and development expense in the accompanying statement of operations. The fair value of the impaired building was estimated using sales prices in similar real estate sales.

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010		2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$180,543		$161,020
Research and development tax credits	31,399		29,440
Capitalized research and development	42,208		29,870
Stock-based compensation	10,730		9,778
Deferred revenue	5,041		5,296
Other	2,825		1,699
Total deferred tax assets	272,746		237,103
Deferred tax liabilities:
Deferred tax liability related to acquisition of Symphony Icon	(18,745)	—	—
Other	(412)		(413)
Total deferred tax liabilities	(19,157)		(413)
Less: valuation allowance	(272,334)		(236,690)
Net deferred tax liabilities	$(18,745)		$—

The $18.7 million deferred tax liability relates to the tax impact of future amortization or possible impairments associated with intangible assets acquired with Symphony Icon, which are not deductible for tax purposes. Lexicon does not believe it can estimate the reversal of the temporary difference related to the assets acquired with sufficient certainty such that the related deferred tax liability could be considered as a source of taxable income in assessing the Company's need for a valuation allowance.

At December 31, 2010, Lexicon had both federal and state NOL carryforwards of approximately $498.3 million and $67.0 million, respectively.  The federal and state NOL carryforwards begin to expire in 2011.  The Company has R&D tax credit carryforwards of approximately $31.4 million expiring beginning in 2011.  Utilization of the NOL and R&D credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  Based on the federal tax law limits and the Company’s cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2010, the valuation allowance increased $35.6 million, primarily due to the Company’s current year net loss.  Lexicon recorded income tax benefits of $26,000 and $102,000 in the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2010 and 2009, the Company had no accruals for interest or penalties related to income tax matters.

8. Goodwill

On July 12, 2001, Lexicon completed the acquisition of Coelacanth Corporation in a merger. Coelacanth, now Lexicon Pharmaceuticals (New Jersey), Inc., forms the core of the Company’s division responsible for small molecule compound discovery.  The results of Lexicon Pharmaceuticals (New Jersey), Inc. are included in the Company’s results of operations for the period subsequent to the acquisition. Goodwill associated with the acquisition of $25.8 million, which represents the excess of the $36.0 million purchase price over the fair value of the underlying net identifiable assets, was assigned to the consolidated entity, Lexicon.  On July 30, 2010, Lexicon exercised its Purchase Option (as defined in Note 10) and completed the acquisition of Symphony Icon. Goodwill associated with the acquisition of $18.7 million, which represents the assets recognized in connection with the deferred tax liability acquired and did not result from excess purchase price, was assigned to the consolidated entity, Lexicon. The following table represents the changes in goodwill for the year ended December 31, 2010:

Balance at December 31, 2009	$25,798
Additional goodwill related to the acquisition of Symphony Icon	18,745
Balance at December 31, 2010	$44,543

Goodwill is not subject to amortization, but is tested at least annually for impairment at the reporting unit level, which is the Company’s single operating segment.  The Company performed an impairment test of goodwill on its annual impairment assessment date.  This test did not result in an impairment of goodwill.

9. Debt Obligations

Mortgage Loan: In April 2004, Lexicon purchased its existing laboratory and office buildings and animal facilities in The Woodlands, Texas with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $63.5 million and $3.6 million, respectively, before accumulated depreciation, as of December 31, 2010.

The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

UBS Credit Line:  In January 2009, Lexicon entered into a credit line agreement with UBS Bank USA that provided an uncommitted, demand, revolving line of credit.  Lexicon entered into the credit line in connection with its acceptance of an offer from UBS AG, the investment bank that sold Lexicon its auction rate securities, providing Lexicon with rights to require UBS to purchase its auction rate securities at par value during the period from June 30, 2010 through July 2, 2012. On June 30, 2010, Lexicon exercised its rights and UBS purchased Lexicon's remaining $23.6 million of auction rate securities at par value on July 1, 2010.  The credit line was secured only by these auction rate securities and advances under the credit line were made on a “no net cost” basis, meaning that the interest paid by Lexicon on advances did not exceed the interest or dividends paid to Lexicon by the issuer of the auction rate securities.  The interest rate paid on the line of credit was less than the Company's estimated current incremental borrowing rate.  On July 1, 2010, Lexicon repaid its remaining $16.0 million outstanding under this credit line with the proceeds from the UBS purchase of Lexicon's auction rate securities.

The following table includes the aggregate future principal payments of the Company’s long-term debt as of December 31, 2010:

For the Year Ending December 31
(in thousands)
2011	$1,138
2012	1,230
2013	1,343
2014	24,772
Total debt	28,483
Less current portion	(1,138)
Total long-term debt	$27,345

10. Arrangements with Symphony Icon, Inc.

On June 15, 2007, Lexicon entered into a series of related agreements providing for the financing of the clinical development of certain of its drug candidates, including LX1031, LX1032 and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates (the “Programs”). The agreements included a Novated and Restated Technology License Agreement pursuant to which the Company licensed to Symphony Icon, Inc. a then wholly-owned subsidiary of Symphony Icon Holdings LLC (“Holdings”), the Company's intellectual property rights related to the Programs. Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the Programs.
Under a Share Purchase Agreement, dated June 15, 2007, between the Company and Holdings, the Company issued and sold to Holdings 7,650,622 shares of its common stock on June 15, 2007 in exchange for $15 million and the Purchase Option (as defined below).
Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company received from Holdings an exclusive purchase option (the “Purchase Option”) that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. Lexicon originally calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million (calculated at the time of issuance) and the $15.0 million in cash received from Holdings for the issuance of the common stock. Lexicon recorded the value of the Purchase Option as an asset, and was amortizing this asset over the four-year option period. Upon the adoption of a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167) on January 1, 2010, $2.3 million of structuring and legal fees originally allocated to noncontrolling interest was allocated to the value of the Purchase Option. This resulted in a cumulative-effect adjustment to retained earnings of $1.5 million, representing the additional amortization expense that would have been recorded through December 31, 2009. The unamortized balance of $3.1 million was recorded in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of December 31, 2009. Upon the exercise of the Purchase Option on July 30, 2010 as discussed below, the remaining balance was amortized immediately. The amortization expense of $4.0 million, $2.1 million and $2.1 million is recorded in other expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively.
Under an Amended and Restated Research and Development Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings (the “R&D Agreement”), Symphony Icon and the Company were developing the Programs in accordance with a specified development plan and related development budget. The R&D Agreement provided that the

Company would continue to be primarily responsible for the development of the Programs. The Company's development activities were supervised by Symphony Icon's development committee, which was comprised of an equal number of representatives from the Company and Symphony Icon. The development committee reported to Symphony Icon's board of directors, which was comprised of five members, including one member designated by the Company and two independent directors.
Under a Research Cost Sharing, Payment and Extension Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, upon the recommendation of the development committee, Symphony Icon's board of directors had the right to require the Company to pay Symphony Icon up to $15 million for Symphony Icon's use in the development of the Programs in accordance with the specified development plan and related development budget. Through July 2010, Symphony Icon's board of directors requested the Company to pay Symphony Icon $9.3 million under this agreement, all of which was paid prior to the exercise of the Purchase Option on July 30, 2010.
Prior to January 1, 2010, Lexicon had determined that Symphony Icon was a variable interest entity for which it was the primary beneficiary. This determination was based on Holdings' lack of controlling rights with respect to Symphony Icon's activities and the limitation on the amount of expected residual returns Holdings could expect from Symphony Icon if Lexicon exercised its Purchase Option. Lexicon had determined it was a variable interest holder of Symphony Icon due to its contribution of the intellectual property relating to the Programs and its issuance of shares of its common stock in exchange for the Purchase Option. Lexicon had determined that it was a primary beneficiary as a result of certain factors, including its primary responsibility for the development of the Programs and its contribution of the intellectual property relating to the Programs. As a result, Lexicon included the financial condition and results of operations of Symphony Icon in its consolidated financial statements through December 31, 2009. Symphony Icon's cash and cash equivalents have been recorded on Lexicon's consolidated financial statements as short-term investments held by Symphony Icon as of December 31, 2009. The noncontrolling interest in Symphony Icon on Lexicon's consolidated balance sheet initially reflected the $45 million proceeds contributed into Symphony Icon less $2.3 million of structuring and legal fees. As the collaboration progressed, this line item was reduced by Symphony Icon's losses, which were $10.5 million and $20.0 millions for the years ended December 31, 2009 and 2008, respectively. The reductions to the noncontrolling interest in Symphony Icon were reflected in Lexicon's consolidated statements of operations using a similar caption and reduced the amount of Lexicon's reported net loss.
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
The base payments will be in an amount equal to $50 million, less 50% of the expenses Lexicon incurs after its exercise of the Purchase Option for the development of LX1031, LX1032, LX1033 and other pharmaceutical compositions modulating the same target as those drug candidates (the “LG103 Programs”), subject to certain exceptions and up to an aggregate reduction of $15 million. The base payments are payable in Lexicon's discretion at any time before July 30, 2013.
The contingent payments will consist of 50% of any consideration Lexicon receives pursuant to any licensing transaction under which Lexicon grants a third party rights to commercialize a drug candidate from the LG103 Programs (a “Licensing Transaction”), subject to certain exceptions and up to a maximum of $30 million plus the amount of any reduction in the base payments for Lexicon's development expenses for the LG103 Programs (the “Recapture Eligible Amount”). The contingent payments will be due if and when Lexicon receives such consideration from a Licensing Transaction. In the event Lexicon receives regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon will pay Holdings the sum of $15 million and any Recapture Eligible Amount attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon makes any such payment upon United States regulatory approval, Lexicon will have no obligation to make subsequent contingent payments attributable to any such

Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval.
The base payments and the contingent payments may be paid in cash, common stock, or a combination of cash and common stock, in Lexicon's discretion, provided that at least 50% of any payment made on or prior to July 30, 2012 will be paid in common stock and no more than 50% of any payment made after such date will be paid in common stock.
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of operations. During the year ended December 31, 2010, the fair value of the Symphony Icon purchase consideration liability increased by $2.7 million.
The following table presents the allocation of the purchase consideration, including the upfront, base and contingent payments, based on fair value (in thousands):

Cash and cash equivalents	$4,439
Prepaid expenses	545
Intangible assets - in-process research and development	53,557
Total identifiable assets	58,541
Accounts payable and accrued liabilities	(2,984)
Deferred tax liability	(18,745)
Total liabilities assumed	(21,729)
Net identifiable assets acquired	36,812
Goodwill	18,745
Net assets acquired	$55,557

The deferred tax liability relates to the tax impact of future amortization or possible impairments associated with the identified intangible assets, which are not deductible for tax purposes. Intangible assets related to in-process research and development (“IPR&D") assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if Lexicon becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. In estimating fair value of the IPR&D assets, Lexicon compensated for the differing phases of development of each asset by probability-adjusting its estimation of the expected future cash flows associated with each asset. Lexicon then determined the present value of the expected future cash flows. The projected cash flows from the IPR&D assets were based on key assumptions such as estimates of revenues and operating profits related to the feasibility and timing of achievement of development, regulatory and commercial milestones, expected costs to develop the IPR&D assets into commercially viable products and future expected cash flows from product sales.

The following represents the pro forma consolidated statements of operations as if Symphony Icon had been included in the consolidated results of Lexicon for the entire years ending December 31, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2010	2009

Revenues	$4,908	$10,700
Net loss attributable to Lexicon Pharmaceuticals, Inc.	(97,818)	(91,176)
These amounts have been calculated by removing the amortization of the Purchase Option for the years ended December 31, 2010 and 2009 and removing any amounts allocated to noncontrolling interest for the year ended December 31, 2009. There are no revenue or earnings of Symphony Icon included in Lexicon's consolidated income statement for the period from the acquisition date of July 30, 2010 through December 31, 2010.

11. Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement that expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligation of its subsidiary under this lease.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of December 31, 2010 and  2009.  Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $2.5 million, $2.4 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The following table includes non-cancelable, escalating future lease payments for the facility in New Jersey:

For the Year Ending December 31
(in thousands)
2011	$2,579
2012	2,633
2013	1,316
Total	$6,528

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

12. Agreements with Invus, L.P. and Its Affiliates

In June 2007, Lexicon entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Invus, L.P. under which Invus, L.P. made an initial investment of approximately $205.5 million to purchase 50,824,986 shares of the Company’s common stock in August 2007. Under the Securities Purchase Agreement, as amended and supplemented, and after accounting for the $181.5 million in net proceeds from the Company's public offering and concurrent private placement of common stock in March 2010, Invus, L.P. and its affiliate Invus C.V. (collectively, "Invus") have the right to require the Company to initiate a pro rata rights offering to the Company’s stockholders, which would provide all stockholders with non-transferable rights to acquire shares of the Company’s common stock, in an aggregate amount to be designated by Invus of up to approximately $163.0 million. The price per share of the rights offering would be designated by Invus in a range between $4.50 and a then-current average market price of the Company's common stock. All stockholders would have oversubscription rights with respect to the rights offering and Invus would be required to purchase its pro rata portion of the offering. Invus may exercise its right to require the Company to conduct such a rights offering by giving the Company notice within a period of one year beginning on February 28, 2011, which will be extended by the number of days during such period that Invus is not permitted under the Securities Purchase Agreement to initiate the rights offering as a result of any “blackout period” in connection with certain public offerings of the Company’s common stock. Lexicon has determined that the rights offering should be treated as an equity instrument, and accordingly has not recorded a liability for the future settlement of such rights offering.

Until the later of the completion of the rights offering or the expiration of the period during which Invus may require the Company to initiate the rights offering, the Company will not, without Invus’ prior consent, issue any shares of its common stock at a price below $4.50 per share, subject to certain exceptions. If the Company notifies Invus of a proposed public offering for an offering above $4.50 per share during the period in which Invus may require the Company to initiate the rights offering, Invus will have a period of 10 business days in which to exercise its right to require the Company to conduct the rights offering, in which case the Company would be required to forego the proposed public offering and proceed with the rights offering.

In connection with the Securities Purchase Agreement, Lexicon entered into a Stockholders’ Agreement with Invus, L.P. under which Invus (a) has specified rights with respect to designation of directors and to participate in future equity issuances by the Company, (b) is subject to certain standstill restrictions, as well as restrictions on transfer and the voting of the shares of common stock held by it and its affiliates, and (c), as long as Invus holds at least 15% of the total number of outstanding shares of the Company’s common stock, is entitled to certain minority protections.

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

In March 2010, Lexicon completed the public offering and concurrent private placement of 161,770,206 shares of its common stock at a price of $1.15 per share, resulting in net proceeds of $181.5 million, after deducting underwriting discounts and commissions of $4.3 million and offering expenses of $0.3 million.  Invus purchased 94,270,206 of these shares.  All of the net proceeds of this offering are reflected as issuance of common stock in the accompanying financial statements.

14. Equity Incentive Awards and Warrants

Equity Incentive Plans

Equity Incentive Plan:  In September 1995, Lexicon adopted the 1995 Stock Option Plan, which was subsequently amended and restated in February 2000 as the 2000 Equity Incentive Plan, and later amended and restated in April 2009 as the Equity Incentive Plan (the “Equity Incentive Plan”).

The Equity Incentive Plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants of the Company. The plan also permits the grant of stock bonus awards, restricted stock awards, restricted stock unit (phantom stock) awards and stock appreciation rights. Incentive and nonstatutory stock options have an exercise price of 100% or more of the fair market value of our common stock on the date of grant.  The purchase price of restricted stock awards may not be less than 85% of fair market value.  However, the plan administrator may award stock bonus awards in consideration of past services or phantom stock awards without a purchase payment. Shares may be subject to a repurchase option in the discretion of the plan administrator.  Most options granted under the Equity Incentive Plan become vested and exercisable over a period of four years; however some have been granted with different vesting schedules.  Options granted under the Equity Incentive Plan have a term of ten years from the date of grant.

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 35,000,000 shares.  No more than 3,500,000 shares may be issued pursuant to awards other than stock options and stock appreciation rights.  As of December 31, 2010, an aggregate of 35,000,000 shares of common stock had been reserved for issuance, options to purchase 18,952,653 shares and 360,800 restricted stock units were outstanding, 4,321,426 shares had been issued upon the exercise of stock options and 540,023 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 1,200,000 shares.  As of December 31, 2010, an aggregate of 1,200,000 shares of common stock had been reserved for issuance, options to purchase 644,000 shares were outstanding, and none had been exercised under the Directors’ Plan.

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

As of December 31, 2010, an aggregate of 28,910 shares of common stock had been reserved for issuance, options to purchase 993 shares of common stock were outstanding and 27,917 shares of common stock had been issued upon the exercise of stock options issued under the Coelacanth Plan.

Stock Option Activity:  The following is a summary of option activity under Lexicon’s stock option plans:

	2010		2009		2008
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	17,346	$4.16	16,898	$5.13	16,351	$5.65
Granted	4,928	1.87	4,864	1.44	4,077	2.08
Exercised	(11)	2.15	(121)	2.18	(1)	1.89
Expired	(1,912)	6.40	(3,372)	5.66	(2,663)	4.32
Forfeited	(753)	1.76	(923)	2.46	(866)	3.03
Outstanding at end of year	19,598	3.46	17,346	4.16	16,898	5.13
Exercisable at end of year	11,845	$4.54	10,462	$5.69	11,410	$6.28

The weighted average estimated grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were $1.40, $1.04 and $1.43, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 were $1,100, $600 and $300, respectively.  The weighted average remaining contractual term of options outstanding and exercisable was 6.4 and 5.0 years, respectively, as of December 31, 2010.  At December 31, 2010, the aggregate intrinsic value of the outstanding options and the exercisable options was $230,000 and $127,000, respectively.

The following is a summary of the nonvested options as of December 31, 2010, and changes during the year then ended, under Lexicon’s stock option plans:

	Options	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at beginning of year	6,883	$1.30
Granted	4,928	1.40
Vested	(3,305)	1.40
Forfeited	(753)	1.30
Nonvested at end of year	7,753	$1.32

Restricted Stock Activity:

During the year ended December 31, 2009, Lexicon granted its officers restricted stock bonus awards under the Equity Incentive Plan in lieu of cash bonus awards.  The shares subject to the awards vested in two installments over the one-year period following the date of grant.  The following is a summary of restricted stock activity under Lexicon’s stock option plans for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2009	255	$1.45
Vested	(255)	1.45
Nonvested at December 31, 2010	—	$—

During the year ended December 31, 2010, Lexicon granted certain employees restricted stock units with a performance condition. The shares subject to the restricted stock units vest upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of restricted stock units activity under Lexicon's stock option plans for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2009	—	$—
Granted	387	1.90
Forfeited	(26)	1.90
Nonvested at December 31, 2010	361	$1.90

Warrants

In connection with the acquisition of Coelacanth in July 2001, Lexicon assumed Coelacanth’s outstanding warrants to purchase 25,169 shares of common stock.  The warrants expired on March 31, 2009.  The fair value of the warrants was included in the total purchase price for the acquisition.

Aggregate Shares Reserved for Issuance

As of December 31, 2010, an aggregate of 19,958,446 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 11,381,098 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

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

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $642,000, $614,000 and $828,000 in the years ended December 31, 2010, 2009 and 2008, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

Drug Discovery and Development Alliances

Bristol-Myers Squibb. Lexicon established an alliance with Bristol-Myers Squibb Company in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field.  Lexicon initiated the alliance with a number of neuroscience drug discovery programs at various stages of development and used its gene knockout technology to identify additional drug targets with promise in the neuroscience field.  For those targets that were selected for the alliance, Lexicon and Bristol-Myers Squibb are working together, on an exclusive basis, to identify, characterize and carry out the preclinical development of small molecule drugs, and share equally both in the costs and in the work attributable to those efforts.  As drugs resulting from the collaboration enter clinical trials, Bristol-Myers Squibb will have the first option to assume full responsibility for clinical development and commercialization.

Lexicon received an upfront payment of $36.0 million and research funding of $30.0 million in the initial three years of the agreement, or the target function discovery term.  This funding was in consideration for access to Lexicon’s technology and infrastructure and for Lexicon’s production and specified phenotypic analysis of knockout mice in support of the target function discovery portion of the alliance.  Bristol-Myers Squibb extended the target discovery term of the alliance in May 2006 in exchange for $20.0 million in additional research funding over the extension period, which expired in October 2009.  This additional funding was in consideration for additional research and phenotypic analysis of knockout mice which supplemented the phenotypic analysis conducted in the initial target function discovery term.  Lexicon will also receive clinical and regulatory milestone payments ranging, depending on the timing and extent of its efforts in the alliance, up to $76.0 million for each drug developed by Bristol-Myers Squibb under the alliance.  Lexicon will earn royalties on sales of drugs commercialized by Bristol-Myers Squibb.  The party with responsibility for the clinical development and commercialization of drugs resulting from the alliance will bear the costs of those efforts.  The original upfront payment of $36.0 million and research funding of $30.0 million was recognized over the initial estimated period of service of three years.  The additional research funding of $20.0 million was recognized over the estimated performance period of two and one-half additional years subject to the extension, beginning in January 2007.  Lexicon recorded a change in estimate that increased net loss and net loss per share by $1.7 million and $0.01 per share, respectively, in the year ended December 31, 2008 due to an increase in estimated performance period of this extension.

The upfront payment of $36.0 million was not related to a deliverable with standalone value at inception, and Lexicon accounted for the entire agreement with Bristol-Myers Squibb as a single unit of accounting.  Milestone payments received are in consideration for additional performance.  Therefore, Lexicon recognizes revenue from such milestone payments upon achievement of the milestones.

Revenue recognized under this agreement was $1.7 million and $9.3 million for the years ended December 31, 2009 and 2008, respectively.

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

In November 2005, Lexicon and Genentech expanded the alliance to include additional research, as well as the development and commercialization of new biotherapeutic drugs.  Lexicon received a total of $25.0 million in upfront and milestone payments and research funding for the three-year advanced research portion of the expanded alliance.  In the expanded alliance, Lexicon conducted advanced research on a broad subset of targets validated in the original collaboration using Lexicon’s proprietary gene knockout technology.  The upfront payment under the expanded agreement was recognized over the estimated period of service of three years.

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

Revenue recognized under this agreement was $4.0 million for the year ended December 31, 2008.

Schering-Plough/Organon.  Lexicon established a drug discovery alliance with N.V. Organon in May 2005 to discover, develop and commercialize novel biotherapeutic drugs.  In the alliance, Lexicon created and analyzed knockout mice for 300 genes selected by the parties that encode secreted proteins or potential antibody targets, including two of Lexicon’s preexisting drug discovery programs.  Lexicon and Organon agreed to equally share costs of and responsibility for research, preclinical and clinical activities, jointly determine the manner in which collaboration products would be commercialized, and equally benefit from product revenue.  Organon, formerly a subsidiary of Akzo Nobel N.V., was acquired by Schering-Plough Corporation in November 2007, which subsequently merged with Merck & Co., Inc. in November 2009.  In February 2010, Lexicon entered into a revised collaboration and license agreement with Organon and Schering Corporation, acting through its Schering-Plough Research Institute division, amending the terms of the alliance to provide that Schering-Plough would assume the full cost of research activities conducted by either party in the alliance, and would assume the full cost of and responsibility for preclinical, clinical and commercialization activities with respect to biotherapeutic drugs resulting from the alliance.  In accordance with the terms of the revised agreement, certain targets were released from the alliance, with both parties having rights to pursue such targets independent of the other party, and the remaining targets were subsequently released or exclusive rights granted to us.

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

The upfront payment of $22.5 million was not related to a deliverable with standalone value at inception, and Lexicon accounted for the entire agreement with Organon as a single unit of accounting.  Revenue from the upfront payment was recognized on a straight-line basis over the four-year period that Lexicon performed its obligations under the target function discovery portion of the alliance.  Revenue from the research funding fees was recognized as Lexicon performed its obligations under the target function discovery portion of the alliance, reflecting the gross amount billed to Organon on the basis of shared costs during the period.  Milestone payments received are in consideration for additional performance.  Therefore, Lexicon recognizes revenue from such milestone payments upon achievement of the milestones.

Revenue recognized under this agreement was $0.2 million, $2.3 million and $9.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Other Collaborations and Licenses

Texas Institute for Genomic Medicine.   In July 2005, Lexicon received a $35.0 million award from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library containing 350,000 cell lines for the Texas Institute for Genomic Medicine (“TIGM”) using Lexicon’s proprietary gene trapping technology, which Lexicon completed in 2007.  Lexicon also equipped TIGM with the bioinformatics software required for the management and analysis of data relating to the library.  The Texas Enterprise Fund also awarded $15.0 million to the Texas A&M University System for the creation of facilities and infrastructure to house the library.  Revenue recognized under this agreement was $0.1 million for the year ended December 31, 2008.

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

Taconic Farms.  Lexicon established a collaboration with Taconic Farms, Inc. in November 2005 for the marketing, distribution and licensing of certain lines of knockout mice and entered into an expanded collaboration with Taconic in July 2009 that expired in July 2010.  Under the terms of the collaboration, Lexicon is presently making available through Taconic more than 3,600 distinct lines of knockout mice, and in some cases, phenotypic data relating to such lines of knockout mice, for use by pharmaceutical and biotechnology companies, academic and non-profit institutions and other researchers.  Lexicon receives license fees and royalties from payments received by Taconic from customers obtaining access to knockout mice and any related phenotypic data.  The Company received payments totaling $5.0 million through December 31, 2010.  Revenue recognized under these agreements was $1.7 million, $2.2 million and $747,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Bristol-Myers Squibb.  Lexicon entered into drug target validation agreements with Bristol-Myers Squibb Company in December 2004, January 2006, October 2006, November 2007 and February 2009, under which Lexicon is developing mice and phenotypic data for certain genes requested by Bristol-Myers Squibb under those agreements.  The collaboration term under each of these agreements will expire after the final phenotypic data set has been delivered by Lexicon under that agreement.  The Company received payments totaling $10.6 million under these agreements through December 31, 2010.  Revenue recognized under these agreements was $0.4 million, $1.1 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Genentech.  Lexicon entered into a drug target validation agreement with Genentech, Inc. in February 2007.  Under this agreement, Lexicon developed mice with mutations requested by Genentech.  The collaboration term under the agreement has expired as the final delivery of the selected mice was performed by Lexicon in 2009.  The Company received payments totaling $1.1 million under the agreement through December 31, 2009.  Revenue recognized under this agreement was $26,000 and  $0.1 million for the years ended December 31, 2009 and 2008, respectively.

17. Selected Quarterly Financial Data

The table below sets forth certain unaudited statements of operations data, and net loss per common share data, for each quarter of 2010 and 2009:

(in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
		(Unaudited)
2010
Revenues	$1,641	$1,233	$781	1,253
Loss from operations	$(24,966)	$(24,074)	$(24,253)	(22,425)
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(26,070)	$(25,193)	$(27,513)	(22,999)
Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.13)	$(0.07)	$(0.08)	(0.07)
Shares used in computing net loss per common share	197,239	337,404	337,404	337,407
2009
Revenues	$4,168	$2,989	$2,131	$1,412
Loss from operations	$(23,570)	$(22,782)	$(21,757)	$(21,847)
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(21,560)	$(20,073)	$(19,142)	$(22,005)
Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.16)	$(0.15)	$(0.14)	$(0.13)
Shares used in computing net loss per common share	137,075	137,331	137,313	169,872