Form 10-Q
period 2011-03-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2011-05-05
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer             Accelerated filer    ☑     Non-accelerated filer             Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	☑

As of May 3, 2011, 337,659,869 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2011	2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$20,118	$47,208
Short-term investments, including restricted investments of $430	168,792	163,903
Accounts receivable, net of allowances of $35	831	744
Prepaid expenses and other current assets	3,448	2,883
Total current assets	193,189	214,738
Property and equipment, net of accumulated depreciation and amortization of $82,253 and $80,323, respectively	51,815	53,427
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	304	619
Total assets	$343,408	$366,884
Liabilities and Equity
Current liabilities:
Accounts payable	$5,452	$3,159
Accrued liabilities	7,688	6,264
Current portion of deferred revenue	185	214
Current portion of long-term debt	1,155	1,138
Total current liabilities	14,480	10,775
Deferred revenue, net of current portion	14,212	14,212
Long-term debt	27,044	27,345
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	49,610	48,783
Total liabilities	124,091	119,860
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 337,875 and 337,566 shares issued, respectively	338	338
Additional paid-in capital	922,319	920,324
Accumulated deficit	(703,035)	(673,406)
Accumulated other comprehensive gain	40	5
Treasury stock, at cost, 218 and 158 shares, respectively	(345)	(237)
Total equity	219,317	247,024
Total liabilities and equity	$343,408	$366,884

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Collaborative research	$516	$1,641
Subscription and license fees	80	—
Total revenues	596	1,641
Operating expenses:
Research and development, including stock-based compensation of $839 and $806, respectively	23,921	21,088
Increase in fair value of Symphony Icon, Inc. purchase liability	1,058	—
General and administrative, including stock-based compensation of $633 and $499, respectively	4,753	5,519
Total operating expenses	29,732	26,607
Loss from operations	(29,136)	(24,966)
Gain on investments, net	—	88
Interest income	87	217
Interest expense	(607)	(727)
Other income (expense), net	27	(682)
Consolidated net loss	$(29,629)	$(26,070)
Consolidated net loss per common share, basic and diluted	$(0.09)	$(0.13)
Shares used in computing consolidated net loss per common share, basic and diluted	337,527	197,239

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Lexicon Pharmaceuticals, Inc. Stockholders
	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total	Noncontrolling Interest	Total Equity
Balance at December 31, 2009	175,785	$176	$733,874	$(570,175)	$—	$(88)	$163,787	$(290)	$163,497
Deconsolidation of Symphony Icon	—	—	—	—	—	—	—	290	290
Cumulative-effect adjustment for adoption of new accounting principle	—	—	—	(1,456)	—	—	(1,456)	—	(1,456)
Stock-based compensation	—	—	1,305	—	—	—	1,305	—	1,305
Issuance of common stock, net of fees	161,770	162	181,309	—	—	—	181,471	—	181,471
Exercise of common stock options	7	—	17	—	—	—	17	—	17
Repurchase of common stock	—	—	—	—	—	(149)	(149)	—	(149)
Net loss	—	—	—	(26,070)	—	—	(26,070)	—	(26,070)
Balance at March 31, 2010	337,562	$338	$916,505	$(597,701)	$—	$(237)	$318,905	$—	$318,905

Balance at December 31, 2010	337,566	$338	$920,324	$(673,406)	$5	$(237)	$247,024	$—	$247,024
Stock-based compensation	—	—	1,472	—	—	—	1,472	—	1,472
Grant of stock in lieu of bonus	201	—	363	—	—	—	363	—	363
Exercise of common stock options	108	—	160	—	—	—	160	—	160
Repurchase of common stock	—	—	—	—	—	(108)	(108)	—	(108)
Net loss	—	—	—	(29,629)	—	—	(29,629)	—	(29,629)
Unrealized gain on investments	—	—	—	—	35	—	35	—	35
Comprehensive loss							(29,594)		(29,594)
Balance at March 31, 2011	337,875	$338	$922,319	$(703,035)	$40	$(345)	$219,317	$—	$219,317

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(29,629)	$(26,070)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	1,307	1,380
Impairment of fixed assets	800	—
Amortization of Symphony Icon, Inc. purchase option	—	678
Change in fair value of Symphony Icon, Inc. purchase liability	1,058	—
Stock-based compensation	1,472	1,305
Net gain on auction rate securities (“ARS”) and ARS Rights	—	(88)
Gain on disposal of property and equipment	(31)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(87)	(737)
(Increase) decrease in prepaid expenses and other current assets	(565)	3,285
Decrease in other assets	315	24
Increase (decrease) in accounts payable and other liabilities	3,849	(1,111)
Decrease in deferred revenue	(29)	(366)
Net cash used in operating activities	(21,540)	(21,700)
Cash flows from investing activities:
Purchases of property and equipment	(507)	(485)
Proceeds from disposal of property and equipment	43	9
Purchases of investments	(33,895)	—
Maturities of investments	29,041	2,575
Net cash provided by (used in) investing activities	(5,318)	2,099
Cash flows from financing activities:
Proceeds from issuance of common stock	160	181,488
Repurchase of common stock	(108)	(149)
Proceeds from debt borrowings	—	750
Repayment of debt borrowings	(284)	(2,916)
Net cash provided by (used in) financing activities	(232)	179,173
Net increase (decrease) in cash and cash equivalents	(27,090)	159,572
Cash and cash equivalents at beginning of period	47,208	100,554
Cash and cash equivalents at end of period	$20,118	$260,126

Supplemental disclosure of cash flow information:
Cash paid for interest	$584	$606

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on investments	$35	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

2.      Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period.  Shares associated with stock options, restricted stock units and warrants are not included because they are antidilutive.  There are no differences between basic and diluted net loss per share for all periods presented.

3.      Stock-Based Compensation

The Company recorded $1.5 million and $1.3 million of stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2011 and 2010:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2011:
Employees	88%	2.2%	5	0%
Officers and non-employee directors	78%	3.2%	8	0%
March 31, 2010:
Employees	86%	2.4%	5	0%
Officers and non-employee directors	80%	3.3%	8	0%

The following is a summary of option activity under Lexicon’s stock option plans for the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	19,598	$3.46
Granted	2,879	1.80
Exercised	(108)	1.47
Expired	(720)	10.07
Forfeited	(186)	1.77
Outstanding at March 31, 2011	21,463	3.04
Exercisable at March 31, 2011	12,690	$3.91

During the three months ended March 31, 2011, Lexicon granted its officers 200,277 shares of stock bonus awards in lieu of cash bonus awards.  The stock bonus awards had a weighted average grant date fair value of $1.81 per share and vested immediately.

During the three months ended March 31, 2011, Lexicon granted its employees restricted stock units in lieu of or in addition to the annual stock option awards. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock option plans for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2010	—	—
Granted	2,196	1.81
Nonvested at March 31, 2011	2,196	$1.81
During 2010, Lexicon granted certain employees restricted stock units with a performance condition.  The shares subject to the restricted stock units granted in 2010 vest upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application.  Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of performance-based restricted stock units activity under Lexicon's stock option plans for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2010	361	$1.90
Nonvested at March 31, 2011	361	$1.90
4.      Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, which amends FASB ASC Topic 605. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contain more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This pronouncement replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. The pronouncement also eliminates the use of the residual value method for determining the allocation of arrangement consideration, and requires additional disclosures. This pronouncement should be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Lexicon adopted this pronouncement in 2011 and there was no material impact to its consolidated results of operations and financial condition.

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition”, which amends FASB ASC Topic 605. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. The amendments in this ASU provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. ASU 2010-17 is effective for fiscal years and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. Lexicon adopted this pronouncement in 2011 and there was no material impact to its consolidated results of operations and financial condition.

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2011 and December 31, 2010 are as follows:

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$20,118	$—	$—	$20,118
Securities maturing within one year:
Certificates of deposit	545	—	—	545
U.S. treasury securities	168,207	43	(3)	168,247
Total short-term investments	$168,752	$43	$(3)	$168,792
Total cash and cash equivalents and investments	$188,870	$43	$(3)	$188,910

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$47,207	$1	$—	$47,208
Securities maturing within one year:
Certificates of deposit	545	—	—	545
U.S. treasury securities	163,354	10	(6)	163,358
Total short-term investments	$163,899	$10	$(6)	$163,903
Total cash and cash equivalents and investments	$211,106	$11	$(6)	$211,111
There were no realized gains or losses for the three months ended March 31, 2011 and 2010. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of March 31, 2011 and December 31, 2010.

	Assets and Liabilities at Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$20,118	$—	$—	$20,118
Short-term investments	168,792	—	—	168,792
Total cash and cash equivalents and investments	$188,910	$—	$—	$188,910
Liabilities
Other long-term liabilities	$—	$—	$49,325	$49,325
Total liabilities	$—	$—	$49,325	$49,325

	Assets and Liabilities at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$47,208	$—	$—	$47,208
Short-term investments	163,903	—	—	163,903
Total cash and cash equivalents and investments	$211,111	$—	$—	$211,111
Liabilities
Other long-term liabilities	$—	$—	$48,267	$48,267
Total liabilities	$—	$—	$48,267	$48,267
The Company did not have any Level 3 financial assets during the three months ended March 31, 2011. In 2010, Lexicon held auction rate securities and related rights that permitted Lexicon to require the investment bank that sold Lexicon the auction rate securities to purchase its auction rate securities at par value. On June 30, 2010, Lexicon exercised the rights and the investment bank purchased Lexicon's remaining auction rate securities at par value on July 1, 2010. The table presented below summarizes the change in consolidated balance sheet carrying value associated with these Level 3 financial assets for the three months ended March 31, 2010.

Short-term Investments
(in thousands)
Balance at December 31, 2009	$56,034
Unrealized gains included in earnings as gain on investments, net	88
Net sales and settlements	(2,575)
Balance at March 31, 2010	$53,547
The Company's Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase in Symphony Icon purchase liability in the accompanying consolidated statements of operations. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the three months ended March 31, 2011.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2010	$48,267
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,058
Balance at March 31, 2011	$49,325
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

During the three months ended March 31, 2011, the Company determined that one of its buildings was impaired and therefore recorded an impairment loss of $800,000 in addition to an impairment loss of $900,000 recorded in the year ended December 31, 2010, which was recorded as research and development expense in the accompanying consolidated statement of operations. The fair value of the impaired building was estimated using offers received from potential purchasers of the building.

7.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $28.2 million as of March 31, 2011.  The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

8.      Arrangements with Symphony Icon, Inc.

On June 15, 2007, Lexicon entered into a series of related agreements providing for the financing of the clinical development of certain of its drug candidates, including LX1031, LX1032 and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates (the “Programs”). The agreements included a Novated and Restated Technology License Agreement pursuant to which the Company licensed to Symphony Icon, a then wholly-owned subsidiary of Symphony Icon Holdings LLC (“Holdings”), the Company's intellectual property rights related to the Programs. Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the Programs.
Under a Share Purchase Agreement, dated June 15, 2007, between the Company and Holdings, the Company issued and sold to Holdings 7,650,622 shares of its common stock on June 15, 2007 in exchange for $15 million and the Purchase Option (as defined below).
Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company received from Holdings an exclusive purchase option (the “Purchase Option”) that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. Lexicon originally calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million (calculated at the time of issuance) and the $15.0 million in cash received from Holdings for the issuance of the common stock. Lexicon recorded the value of the Purchase Option as an asset, and was amortizing this asset over the four-year option period. Upon the adoption of a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167) on January 1, 2010, $2.3 million of structuring and legal fees originally allocated to noncontrolling interest was allocated to the value of the Purchase Option. This resulted in a cumulative-effect adjustment to retained earnings of $1.5 million, representing the additional amortization expense that would have been recorded through December 31, 2009. Upon the exercise of the Purchase Option on July 30, 2010 as discussed below, the remaining balance was amortized immediately. The amortization expense of $678,000 is recorded in other expense, net in the accompanying consolidated statement of operations for the three months ended March 31, 2010.
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
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million at the date of acquisition and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of operations. During the three months ended March 31, 2011, the fair value of the Symphony Icon purchase consideration liability increased by $1.1 million.

9.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $5.9 million without taking into account the exercise of the renewal options.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of March 31, 2011 and December 31, 2010.  Additionally, Lexicon leases certain equipment under operating leases.

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

10.      Other Capital Stock Agreements

Common Stock: In March 2010, Lexicon completed the public offering and sale and concurrent private placement of an aggregate of 161,770,206 shares of its common stock at a price of $1.15 per share, resulting in net proceeds of $181.5 million, after deducting underwriting discounts and commissions of $4.3 million and offering expenses of $0.3 million.  Invus, L.P. and its affiliate Invus C.V., our largest stockholders, purchased 94,270,206 of these shares.  All of the net proceeds of this offering are reflected as issuance of common stock in the accompanying financial statements.

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

Lexicon established an alliance with Organon in May 2005 to jointly discover, develop and commercialize novel biotherapeutic drugs.  Revenue recognized under this agreement was none and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

Lexicon established an alliance with Taconic Farms in November 2005 for the marketing, distribution and licensing of certain lines of knockout mice and entered into an expanded collaboration with Taconic in July 2009.  Revenue recognized under these agreements was $0.2 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively.

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

Since our inception, we have incurred significant losses and, as of March 31, 2011, we had an accumulated deficit of $703.0 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities. In connection with the continued expansion of our drug discovery and development programs, we expect to continue to incur significant research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2011	2010
Total revenues	$0.6	$1.6
Dollar decrease	$(1.0)
Percentage decrease	(64)%

•
Collaborative research – Revenue from collaborative research decreased 69% to $0.5 million, primarily due to reduced revenues in the three months ended March 31, 2011 under our alliance with Taconic Farms.

•	Subscription and license fees – Revenue from subscriptions and license fees increased to $0.1 million primarily due to an increase in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2011	2010
Total research and development expense	$23.9	$21.1
Dollar increase	$2.8
Percentage increase	13%
Research and development expenses consist primarily of salaries and other personnel-related expenses, third-party and other services, facility and equipment costs, laboratory supplies, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended March 31, 2011 increased 10% to $9.0 million, primarily due to severance costs associated with a reduction in our personnel in February 2011. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Third-party and other services – Third-party and other services increased 27% to $7.5 million, primarily due to an increase in external clinical and preclinical research and development costs.

•	Facilities and equipment – Facilities and equipment costs increased 15% to $4.2 million primarily due to an impairment of buildings due to excess capacity.

•	Laboratory supplies – Laboratory supplies expense decreased 15% to $1.3 million primarily due to reductions in early-stage research activities.

•	Stock-based compensation – Stock-based compensation expense was $0.8 million, consistent with the prior year.

•	Other – Other costs increased 6% to $1.1 million.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $1.1 million for the three months ended March 31, 2011 (see Note 8, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2011	2010
Total general and administrative expense	$4.8	$5.5
Dollar decrease	$(0.8)
Percentage decrease	(14)%
General and administrative expenses consist primarily of salaries and other personnel-related expenses, professional fees such as legal fees, facility and equipment costs, and stock-based compensation expenses.

•
Personnel – Personnel costs decreased 9% to $2.5 million primarily due to decreased severance costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Professional fees – Professional fees decreased 46% to $0.7 million primarily due to decreased patent-related and other legal costs.

•	Facilities and equipment – Facilities and equipment costs were $0.6 million, consistent with the prior year.

•	Stock-based compensation – Stock-based compensation expense increased 27% to $0.6 million.

•	Other – Other costs were $0.4 million, consistent with the prior year.

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

Interest Income.  Interest income decreased 60% to $0.1 million in the three months ended March 31, 2011 from $0.2 million in the corresponding period in 2010, due to lower yield on our investments.

Interest Expense.  Interest expense decreased 17% to $0.6 million in the three months ended March 31, 2011 due to decreased expense related to our previous line of credit with UBS Bank USA.

Other Expense, Net.  Other expense, net decreased from $0.7 million in the three months ended March 31, 2010 to a slight income in the three months ended March 31, 2011 due to amortization of the Symphony Icon purchase asset in 2010.

Consolidated Net Loss and Consolidated Net Loss per Common Share

Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $29.6 million in the three months ended March 31, 2011 from $26.1 million in the corresponding period in 2010. Consolidated net loss per common share decreased to $0.09 in the three months ended March 31, 2011 from $0.13 in the corresponding period in 2010.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through March 31, 2011, we had received net proceeds of $787.1 million from issuances of common and preferred stock. In addition, from our inception through March 31, 2011, we received $453.4 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $440.2 million had been recognized as revenues through March 31, 2011.
As of March 31, 2011, we had $188.9 million in cash, cash equivalents and investments. As of December 31, 2010, we had $211.1 million in cash, cash equivalents and investments. We used cash of $21.5 million in operations in the three months ended March 31, 2011. This consisted primarily of the consolidated net loss for the period of $29.6 million, partially offset by a net increase in other operating liabilities net of assets of $3.5 million, non-cash charges of $1.5 million related to stock-based compensation expense, $1.3 million related to depreciation expense, $1.1 million related to the increase in fair value of the Symphony Icon purchase liability and $0.8 million related to impairment of fixed assets. Investing activities used cash of $5.3 million in the three months ended March 31, 2011, primarily due to net purchases of investments of $4.9 million and purchases of property and equipment of $0.5 million. Financing activities used cash of $0.2 million due to net repayment of debt borrowings of $0.3 million, partially offset by net proceeds from issuance of common stock of $0.2 million.
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
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan has a ten-year term with a 20 year amortization and bears interest at a fixed rate of 8.23%. The mortgage had a principal balance outstanding of $28.2 million as of March 31, 2011. In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey. The term of the lease extends until June 30, 2013. The lease provides for an escalating yearly base rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. We are the guarantor of the obligations of our subsidiary under the lease.
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
We had approximately $188.9 million in cash and cash equivalents and short-term investments as of March 31, 2011. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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

Part II -- Other Information

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

Risks Related to Our Relationships with Third Parties

•
We are dependent in many ways upon our collaborations with major pharmaceutical companies. If milestone are not achieved under our collaborations or if our collaborators' efforts fail to yield pharmaceutical products on a timely basis, our opportunities to generate revenues and earn royalties will be reduced.

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

Risks Related to Employees, Advisors and Facilities Operations

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

•
Invus' ownership of our common stock and its other rights under our stockholders' agreement we entered into in connection with Invus, L.P.'s $205.5 million initial investment in our common stock provide Invus with substantial influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as other corporate matters.

•	We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

•	Future sales of our common stock may depress our stock price.

•	If we are unable to meet Nasdaq continued listing requirements, Nasdaq may take action to delist our common stock.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2011	—		$—		—	—
February 1-28, 2011	59,825	(1)	$1.81	(2)	—	—
March 1-31, 2011	—		$—		—	—

(1)
Represents shares retained by us at the election of recipients of stock bonus awards granted in February 2011 under our Equity Incentive Plan in satisfaction of their withholding tax obligations with respect to such stock bonus awards.

(2)
Represents the market price of our common stock on the date of grant of such stock bonus awards, calculated in accordance with the process for determination of fair market value under our Equity Incentive Plan.

(3)
In the future, we may grant additional equity securities under our Equity Incentive Plan for which the recipient's tax withholding obligations with respect to the grant or vesting of such securities may be satisfied by our retention of a portion of such securities. Further, for any such equity securities which are subject to vesting conditions, the number of equity securities which we may retain in satisfaction of the recipient's tax withholding obligations may be dependent on the continued employment of such recipient or other performance-based conditions. Accordingly, we cannot predict with any certainty either the total amount of equity securities or the approximate dollar value of such securities that we may purchase in future years.

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

Lexicon Pharmaceuticals, Inc.

Date:	May 5, 2011	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	May 5, 2011	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002