Form 10-Q
period 2011-09-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2011-11-01
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

As of October 28, 2011, 337,677,864 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2011	2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,521	$47,208
Short-term investments, including restricted investments of $430	113,634	163,903
Accounts receivable, net of allowances of $35	489	744
Prepaid expenses and other current assets	4,337	2,883
Total current assets	148,981	214,738
Property and equipment, net of accumulated depreciation and amortization of $79,404 and $80,323, respectively	47,344	53,427
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	281	619
Total assets	$294,706	$366,884
Liabilities and Equity
Current liabilities:
Accounts payable	$5,526	$3,159
Accrued liabilities	7,703	6,264
Current portion of deferred revenue	164	214
Current portion of long-term debt	1,413	1,138
Total current liabilities	14,806	10,775
Deferred revenue, net of current portion	14,212	14,212
Long-term debt	23,826	27,345
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	53,636	48,783
Total liabilities	125,225	119,860
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 337,896 and 337,566 shares issued, respectively	338	338
Additional paid-in capital	925,230	920,324
Accumulated deficit	(755,776)	(673,406)
Accumulated other comprehensive gain	34	5
Treasury stock, at cost, 218 and 158 shares, respectively	(345)	(237)
Total equity	169,481	247,024
Total liabilities and equity	$294,706	$366,884

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Collaborative research	$335	$632	$1,312	$3,437
Subscription and license fees	20	149	194	218
Total revenues	355	781	1,506	3,655
Operating expenses:
Research and development, including stock-based compensation of $823, $751, $2,480 and $2,366, respectively	19,655	18,941	63,721	60,268
Increase in fair value of Symphony Icon, Inc. purchase liability	2,336	1,145	5,198	1,145
General and administrative, including stock-based compensation of $609, $582, $1,874 and $1,592, respectively	4,055	4,948	13,340	15,535
Total operating expenses	26,046	25,034	82,259	76,948
Loss from operations	(25,691)	(24,253)	(80,753)	(73,293)
Gain on investments, net	—	—	—	141
Interest income	60	51	215	468
Interest expense	(560)	(637)	(1,977)	(2,093)
Other income (expense), net	88	(2,700)	145	(4,025)
Consolidated net loss before taxes	(26,103)	(27,539)	(82,370)	(78,802)
Income tax benefit	—	26	—	26
Consolidated net loss	$(26,103)	$(27,513)	$(82,370)	$(78,776)
Consolidated net loss per common share, basic and diluted	$(0.08)	$(0.08)	$(0.24)	$(0.27)
Shares used in computing consolidated net loss per common share, basic and diluted	337,678	337,404	337,625	291,196

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Lexicon Pharmaceuticals, Inc. Stockholders
	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total	Noncontrolling Interest	Total Equity
Balance at December 31, 2009	175,785	$176	$733,874	$(570,175)	$—	$(88)	$163,787	$(290)	$163,497
Deconsolidation of Symphony Icon	—	—	—	—	—	—	—	290	290
Cumulative-effect adjustment for adoption of new accounting principle	—	—	—	(1,456)	—	—	(1,456)	—	(1,456)
Stock-based compensation	—	—	3,958	—	—	—	3,958	—	3,958
Issuance of common stock, net of fees	161,770	162	181,312	—	—	—	181,474	—	181,474
Exercise of common stock options	7	—	17	—	—	—	17	—	17
Repurchase of common stock	—	—	—	—	—	(149)	(149)	—	(149)
Net loss	—	—	—	(78,776)	—	—	(78,776)	—	(78,776)
Unrealized loss on investments	—	—	—	—	(1)	—	(1)	—	(1)
Comprehensive loss							(78,777)		(78,777)
Balance at September 30, 2010	337,562	$338	$919,161	$(650,407)	$(1)	$(237)	$268,854	$—	$268,854

Balance at December 31, 2010	337,566	$338	$920,324	$(673,406)	$5	$(237)	$247,024	$—	$247,024
Stock-based compensation	—	—	4,354	—	—	—	4,354	—	4,354
Grant of stock in lieu of bonus	201	—	363	—	—	—	363	—	363
Exercise of common stock options	129	—	189	—	—	—	189	—	189
Repurchase of common stock	—	—	—	—	—	(108)	(108)	—	(108)
Net loss	—	—	—	(82,370)	—	—	(82,370)	—	(82,370)
Unrealized gain on investments	—	—	—	—	29	—	29	—	29
Comprehensive loss							(82,341)		(82,341)
Balance at September 30, 2011	337,896	$338	$925,230	$(755,776)	$34	$(345)	$169,481	$—	$169,481

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(82,370)	$(78,776)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	3,752	4,082
Impairment of fixed assets	800	50
Amortization of Symphony Icon, Inc. purchase option	—	3,957
Change in fair value of Symphony Icon, Inc. purchase liability	5,198	1,145
Stock-based compensation	4,354	3,958
Net gain on auction rate securities ("ARS") and ARS Rights	—	(141)
(Gain) loss on disposal of property and equipment	(94)	52
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	255	(108)
(Increase) decrease in prepaid expenses and other current assets	(1,454)	6,328
(Increase) decrease in other assets	338	(96)
Increase (decrease) in accounts payable and other liabilities	3,824	(3,311)
Decrease in deferred revenue	(50)	(95)
Net cash used in operating activities	(65,447)	(62,955)
Cash flows from investing activities:
Purchases of property and equipment	(997)	(878)
Proceeds from disposal of property and equipment	2,622	44
Acquisition of Symphony Icon, Inc., net of cash acquired	—	(5,561)
Purchases of investments	(82,625)	(5,999)
Maturities of investments	132,923	43,651
Net cash provided by investing activities	51,923	31,257
Cash flows from financing activities:
Proceeds from issuance of common stock	189	181,491
Repurchase of common stock	(108)	(149)
Proceeds from debt borrowings	—	11,377
Repayment of debt borrowings	(3,244)	(49,587)
Net cash provided by (used in) financing activities	(3,163)	143,132
Net increase (decrease) in cash and cash equivalents	(16,687)	111,434
Cash and cash equivalents at beginning of period	47,208	100,554
Cash and cash equivalents at end of period	$30,521	$211,988

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,925	$1,828

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$29	$(1)
Intangible assets acquired with long-term liabilities	$—	$(43,557)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation. These include the reclassification of $1,145,000 from research and development expense to increase in fair value of Symphony Icon, Inc. purchase liability for the three and nine months ended September 30, 2010.
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

3.      Stock-Based Compensation

The Company recorded $1.4 million and $1.3 million of stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively, and $4.4 million and $4.0 million of stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2011 and 2010:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2011:
Employees	88%	2.2%	5	0%
Officers and non-employee directors	78%	3.2%	8	0%
September 30, 2010:
Employees	86%	2.3%	5	0%
Officers and non-employee directors	80%	3.3%	8	0%

The following is a summary of option activity under Lexicon’s stock-based compensation for the nine months ended September 30, 2011:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	19,598	$3.46
Granted	2,972	1.80
Exercised	(130)	1.46
Expired	(1,512)	8.95
Forfeited	(277)	1.78
Outstanding at September 30, 2011	20,651	2.85
Exercisable at September 30, 2011	13,375	$3.44
During the nine months ended September 30, 2011, Lexicon granted its officers 200,277 shares of stock bonus awards in lieu of cash bonus awards. The stock bonus awards had a weighted average grant date fair value of $1.81 per share and vested immediately.

During the nine months ended September 30, 2011, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2010	—	$—
Granted	2,196	1.81
Forfeited	(28)	1.81
Nonvested at September 30, 2011	2,168	$1.81
During 2010, Lexicon granted certain employees restricted stock units with a performance condition. The shares subject to the restricted stock units granted in 2010 vest upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of performance-based restricted stock units activity under Lexicon's stock-based compensation plans for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2010	361	$1.90
Forfeited	(11)	1.90
Nonvested at September 30, 2011	350	$1.90

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. This pronouncement should be applied retrospectively for fiscal years beginning after December 15, 2011, with early adoption permitted. Management does not expect the adoption of this standard to have a material impact on Lexicon's consolidated financial statements.

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2011 and December 31, 2010 are as follows:

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$30,521	$—	$—	$30,521
Securities maturing within one year:
Certificates of deposit	548	—	—	548
U.S. treasury securities	113,052	42	(8)	113,086
Total short-term investments	$113,600	$42	$(8)	$113,634
Total cash and cash equivalents and investments	$144,121	$42	$(8)	$144,155

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$47,207	$1	$—	$47,208
Securities maturing within one year:
Certificates of deposit	545	—	—	545
U.S. treasury securities	163,354	10	(6)	163,358
Total short-term investments	$163,899	$10	$(6)	$163,903
Total cash and cash equivalents and investments	$211,106	$11	$(6)	$211,111

There were no realized gains or losses for the three and nine months ended September 30, 2011 and 2010. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of September 30, 2011 and December 31, 2010.

	Assets and Liabilities at Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$30,521	$—	$—	$30,521
Short-term investments	113,634	—	—	113,634
Total cash and cash equivalents and investments	$144,155	$—	$—	$144,155
Liabilities
Other long-term liabilities	$—	$—	$53,465	$53,465
Total liabilities	$—	$—	$53,465	$53,465

	Assets and Liabilities at Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$47,208	$—	$—	$47,208
Short-term investments	163,903	—	—	163,903
Total cash and cash equivalents and investments	$211,111	$—	$—	$211,111
Liabilities
Other long-term liabilities	$—	$—	$48,267	$48,267
Total liabilities	$—	$—	$48,267	$48,267

The Company did not have any Level 3 financial assets during the nine months ended September 30, 2011. In 2010, Lexicon held auction rate securities and related rights that permitted Lexicon to require the investment bank that sold Lexicon the auction rate securities to purchase its auction rate securities at par value. On June 30, 2010, Lexicon exercised the rights and the investment bank purchased Lexicon's remaining auction rate securities at par value on July 1, 2010. The table presented below summarizes the change in consolidated balance sheet carrying value associated with these Level 3 financial assets for the nine months ended September 30, 2010.

Short-term Investments
(in thousands)
Balance at December 31, 2009	$56,034
Unrealized gains included in earnings as gain on investments, net	141
Net sales and settlements	(56,175)
Balance at September 30, 2010	$—
The Company's Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of operations. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the nine months ended September 30, 2011 and 2010.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2010	$48,267
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	5,198
Balance at September 30, 2011	$53,465

Balance at December 31, 2009	$—
Purchase consideration liability resulting from the Symphony Icon acquisition	45,557
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,145
Balance at September 30, 2010	$46,702
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

During the nine months ended September 30, 2011, the Company determined that one of its buildings was impaired and therefore recorded an impairment loss of $800,000 in addition to an impairment loss of $900,000 recorded in the year ended December 31, 2010, which was recorded as research and development expense in the accompanying consolidated statement of operations. The fair value of the impaired building was estimated using offers received from potential purchasers of the building. In June 2011, the Company sold this building with an immaterial additional loss on the sale.

7.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $25.2 million as of September 30, 2011. Net proceeds from the sale of the building as discussed in Note 6, "Fair Value Measurements," were used to pay down the mortgage principal in June 2011 in the amount of $2.4 million.  The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

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

Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company received from Holdings an exclusive purchase option (the “Purchase Option”) that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. Lexicon originally calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million (calculated at the time of issuance) and the $15.0 million in cash received from Holdings for the issuance of the common stock. Lexicon recorded the value of the Purchase Option as an asset, and was amortizing this asset over the four-year option period. Upon the adoption of a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167) on January 1, 2010, $2.3 million of structuring and legal fees originally allocated to noncontrolling interest was allocated to the value of the Purchase Option. This resulted in a cumulative-effect adjustment to retained earnings of $1.5 million, representing the additional amortization expense that would have been recorded through December 31, 2009. Upon the exercise of the Purchase Option on July 30, 2010 as discussed below, the remaining balance was amortized immediately. The amortization expense of $2.6 million and $4.0 million is recorded in other expense, net in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010, respectively.

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

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million at the date of acquisition and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of operations. During the nine months ended September 30, 2011 and 2010, the fair value of the Symphony Icon purchase consideration liability increased by $5.2 million and $1.1 million, respectively.

9.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $4.6 million without taking into account the exercise of the renewal options. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of September 30, 2011 and December 31, 2010.  Additionally, Lexicon leases certain equipment under operating leases.

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
Lexicon established an alliance with Organon in May 2005 to jointly discover, develop and commercialize novel biotherapeutic drugs. There was no revenue recognized under this agreement for the three months ended September 30, 2011 and 2010, respectively. Revenue recognized under this agreement was none and $0.2 million for the nine months ended September 30, 2011 and 2010, respectively.
Lexicon established an alliance with Taconic Farms in November 2005 for the marketing, distribution and licensing of certain lines of knockout mice and entered into extended collaborations with Taconic in July 2009 and May 2011. Revenue recognized under these agreements was $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.6 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease. We have used gene knockout technologies and an integrated platform of advanced medical technologies to identify and validate, in vivo, more than 100 targets with promising profiles for drug discovery. For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential new drugs. We have four drug programs for which we have completed or are presently conducting Phase 2 clinical trials. We have also advanced small molecule compounds from a number of additional drug programs into various stages of preclinical development and research.

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

We have derived substantially all of our revenues from drug discovery and development collaborations and other collaborations and technology licenses. To date, we have generated a substantial portion of our revenues from a limited number of sources.

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

Since our inception, we have incurred significant losses and, as of September 30, 2011, we had an accumulated deficit of $755.8 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses including information technology, facilities costs and general legal activities. In connection with the continued expansion of our drug discovery and development programs, we expect to continue to incur significant research and development costs. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$0.4	$0.8	$1.5	$3.7
Dollar decrease	$(0.4)		$(2.1)
Percentage decrease	(55)%		(59)%

•
Collaborative research – Revenue from collaborative research for the three months ended September 30, 2011 decreased 47% to $0.3 million, as compared to the corresponding period in 2010, primarily due to reduced revenues from the United States Army Medical Research Acquisition Activity. Revenue from collaborative research for the nine months ended September 30, 2011 decreased 62% to $1.3 million, as compared to the corresponding period in 2010, primarily due to reduced revenues from our alliance with Taconic Farms and from the United States Army Medical Research Acquisition Activity.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended September 30, 2011 decreased 87%, and for the nine months ended September 30, 2011 decreased 11% to $0.2 million, as compared to the corresponding periods in 2010, primarily due to a decrease in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total research and development expense	$19.7	$18.9	$63.7	$60.3
Dollar increase	$0.7		$3.5
Percentage increase	4%		6%
Research and development expenses consist primarily of salaries and other personnel-related expenses, third-party and other services, facility and equipment costs, laboratory supplies, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended September 30, 2011 decreased 12% to $6.7 million, and for the nine months ended September 30, 2011 decreased 2% to $23.3 million, as compared to the corresponding periods in 2010, primarily due to a reduction in our personnel in February 2011 and associated severance costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2011 increased 48% to $6.6 million, and for the nine months ended September 30, 2011 increased 26% to $20.0 million, as compared to the corresponding periods in 2010, primarily due to an increase in external preclinical and clinical research and development costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2011 decreased 10% to $3.2 million, as compared to the corresponding period in 2010, primarily due to reduced maintenance costs. Facilities and equipment costs for the nine months ended September 30, 2011 increased 1% to $10.8 million, as compared to the corresponding period in 2010, primarily due to an impairment of buildings due to excess capacity. In June 2011, Lexicon sold this building with an immaterial additional loss on the sale.

•
Laboratory supplies – Laboratory supplies expense for the three months ended September 30, 2011 decreased 17% to $1.3 million, and for the nine months ended September 30, 2011 decreased 15% to $3.9 million, as compared to the corresponding periods in 2010, primarily due to reductions in early-stage research activities.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2011 was $0.8 million, consistent with the corresponding period in 2010. Stock-based compensation expense for the nine months ended September 30, 2011 increased 5% to $2.5 million, as compared to the corresponding period in 2010.

•
Other – Other costs for the three months ended September 30, 2011 increased 11% to $1.0 million, and for the nine months ended September 30, 2011 increased 9% to $3.2 million, as compared to the corresponding periods in 2010.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $2.3 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively, and was $5.2 million and $1.1 million for the nine months ended September 30, 2011 and 2010, respectively (see Note 8, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total general and administrative expense	$4.1	$4.9	$13.3	$15.5
Dollar decrease	$(0.9)		$(2.2)
Percentage decrease	(18)%		(14)%
General and administrative expenses consist primarily of salaries and other personnel-related expenses, professional fees such as legal fees, facility and equipment costs, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended September 30, 2011 decreased 28% to $1.8 million, and for the nine months ended September 30, 2011 decreased 15% to $6.4 million, as compared to the corresponding periods in 2010, primarily due to a reduction in our personnel in February 2011. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional fees – Professional fees for the three months ended September 30, 2011 were $0.8 million, consistent with the corresponding period in 2010. Professional fees for the nine months ended September 30, 2011 decreased 28% to $2.2 million, as compared to the corresponding periods in 2010, primarily due to decreased patent-related, other legal and consulting costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2011 were $0.6 million, consistent with the corresponding period in 2010. Facilities and equipment costs for the nine months ended September 30, 2011 decreased 6% to $1.7 million, as compared with the corresponding period in 2010, primarily due to reduced maintenance costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2011 was $0.6 million, consistent with the corresponding period in 2010. Stock-based compensation expense for the nine months ended September 30, 2011 increased 18% to $1.9 million. as compared to the corresponding period in 2010.

•
Other – Other costs for the three months ended September 30, 2011 decreased 30% to $0.3 million, and for the nine months ended September 30, 2011 decreased 26% to $1.1 million, as compared to the corresponding periods in 2010.

Gain on Investments, Net, Interest Income, Interest Expense and Other Expense, Net

Gain on Investments, Net.  Gain on investments was $9.9 million for the nine months ended September 30, 2010, representing the increase in fair value of our student loan auction rate securities. This gain was offset by a loss on investments of $9.7 million for the nine months ended September 30, 2010, representing the decline in fair value of the rights obtained from UBS AG, the investment bank that sold us our auction rate securities. On June 30, 2010, we exercised our rights and UBS purchased our remaining auction rate securities at par value on July 1, 2010.

Interest Income.  Interest income for the three months ended September 30, 2011 was $0.1 million, consistent with the corresponding period in 2010. Interest income for the nine months ended September 30, 2011 decreased 54% to $0.2 million, as compared to the corresponding period in 2010, primarily due to lower yields on our investments.

Interest Expense.  Interest expense for the three months ended September 30, 2011 was $0.6 million, consistent with the corresponding period in 2010. Interest expense for the nine months ended September 30, 2011 decreased 6% to $2.0 million, as compared to the corresponding period in 2010.

Other Expense, Net.  Other expense, net decreased from $2.7 million and $4.0 million in the three and nine months ended September 30, 2010 to $0.1 million in income for the three and nine months ended September 30, 2011, primarily due to amortization of the Symphony Icon purchase asset in 2010.

Income Tax Benefit
The income tax benefit for the three and nine months ended September 30, 2010 was $26,000.
Consolidated Net Loss and Consolidated Net Loss per Common Share

Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss decreased to $26.1 million in the three months ended September 30, 2011 from $27.5 million in the corresponding period in 2010. Consolidated net loss per common share was $0.08 in the three months ended September 30, 2011, consistent with the corresponding period in 2010. Consolidated net loss increased to $82.4 million in the nine months ended September 30, 2011 from $78.8 million in the corresponding period in 2010. Consolidated net loss per common share decreased to $0.24 in the nine months ended September 30, 2011 from $0.27 in the corresponding period in 2010.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through September 30, 2011, we had received net proceeds of $787.1 million from issuances of common and preferred stock. In addition, from our inception through September 30, 2011, we received $454.7 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $441.1 million had been recognized as revenues through September 30, 2011.
As of September 30, 2011, we had $144.2 million in cash, cash equivalents and investments. As of December 31, 2010, we had $211.1 million in cash, cash equivalents and investments. We used cash of $65.4 million in operations in the nine months ended September 30, 2011. This consisted primarily of the consolidated net loss for the period of $82.4 million, partially offset by non-cash charges of $5.2 million related to the increase in fair value of the Symphony Icon purchase liability, $4.4 million related to stock-based compensation expense, $3.8 million related to depreciation expense, a net decrease in other operating assets net of liabilities of $2.9 million and $0.8 million related to impairment of fixed assets. Investing activities provided cash of $51.9 million in the nine months ended September 30, 2011, primarily due to net maturities of investments of $50.3 million and $2.6 million related to proceeds from the disposal of fixed assets, partially offset by purchases of property and equipment of $1.0 million. Financing activities used cash of $3.2 million primarily due to repayment of debt borrowings of $3.2 million.

Invus Securities Purchase Agreement. In June 2007, we entered into a securities purchase agreement with Invus, L.P., under which Invus, L.P. made an initial investment of approximately $205.5 million to purchase 50,824,986 shares of our common stock in August 2007. Under the securities purchase agreement, as amended and supplemented, and after accounting for the $181.5 million in net proceeds from our public offering and concurrent private placement of common stock in March 2010, Invus, L.P. and its affiliate Invus C.V., which we collectively refer to as Invus, have the right to require us to initiate a pro rata rights offering to our stockholders providing all stockholders with non-transferable rights to acquire shares of our common stock in an aggregate amount of up to approximately $163.0 million. The price per share of the rights offering would be designated by Invus in a range between $4.50 and a then-current average market price of our common stock. All stockholders would have oversubscription rights with respect to the rights offering and Invus would be required to purchase its pro rata portion of the rights offering. Invus may exercise its right to require us to conduct such a rights offering by giving us notice within a period of one year beginning on February 28, 2011, which will be extended by the number of days during such period that Invus is not permitted under the securities purchase agreement to initiate the rights offering as a result of any “blackout period” in connection with certain public offerings of our common stock.
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
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. The mortgage had a principal balance outstanding of $25.2 million as of September 30, 2011. In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey. The term of the lease extends until June 30, 2013. The lease provides for an escalating yearly base rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. We are the guarantor of the obligations of our subsidiary under the lease.
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

We had approximately $144.2 million in cash and cash equivalents and short-term investments as of September 30, 2011. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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

•
Invus may decline to grant its consent which is required for us to conduct additional equity offerings at prices less than $4.50 per share. In addition, we can provide no assurance that Invus will exercise its rights to require us to initiate a pro rata rights offering in which it would be obligated to purchase its pro rata portion of the offering.

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

Risks Related to Our Relationships with Third Parties

•
We are dependent in many ways upon our collaborations with major pharmaceutical companies. If milestones are not achieved under our collaborations or if our collaborators' efforts fail to yield pharmaceutical products on a timely basis, our opportunities to generate revenues and earn royalties will be reduced.

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

Item 6.	Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	—
Form of Amendment to Stock Option Agreements and Restricted Stock Unit Agreements with Officers under the Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2011 and incorporated by reference herein).

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

Lexicon Pharmaceuticals, Inc.

Date:	November 1, 2011	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	November 1, 2011	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	—
Form of Amendment to Stock Option Agreements and Restricted Stock Unit Agreements with Officers under the Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 12, 2011 and incorporated by reference herein).

101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document