Form 10-K
period 2011-12-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2012-03-08
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $229.7 million, based on the closing price of the common stock on the Nasdaq Global Market on June 30, 2011 of $1.76 per share.  For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of ten percent or more of the registrant’s common stock are assumed to be affiliates.  As of March 5, 2012, 480,560,408 shares of common stock were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2012 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2011, are incorporated by reference into Part III of this annual report on Form 10-K.

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

We have five drug programs in various stages of clinical development:

•
We have completed a Phase 2a clinical trial and are presently conducting a Phase 2b clinical trial of LX4211, an orally-delivered small molecule compound that we are developing as a treatment for type 2 diabetes;

•
We have completed a Phase 2 clinical trial and are presently conducting an additional Phase 2 clinical trial and preparing for the initiation of pivotal Phase 3 clinical trials of LX1032, or telotristat etiprate, an orally-delivered small molecule compound that we are developing as a treatment for the symptoms associated with carcinoid syndrome and investigating as a treatment for ulcerative colitis;

•	We are presently conducting a Phase 2 clinical trial of LX1033, an orally-delivered small molecule compound that we are developing as a treatment for irritable bowel syndrome;

•
We have completed a Phase 2a clinical trial and are presently conducting a dose-ranging study to explore higher doses of LX2931, an orally-delivered small molecule compound that we are developing as a treatment for rheumatoid arthritis and other autoimmune diseases; and

•	We are presently conducting a Phase 1 clinical trial of LX7101, a topically-delivered small molecule compound that we are developing as a treatment for glaucoma.
We have also advanced small molecule compounds from a number of additional drug programs into various stages of preclinical development and research and believe that our systematic, target biology-driven approach to drug discovery will enable us to continue to expand our clinical pipeline.

We are working both independently and through strategic collaborations and alliances to capitalize on our technology, drug target discoveries and drug discovery and development programs.  Consistent with this approach, we seek to retain exclusive rights to the benefits of certain of our small molecule drug programs by developing drug candidates from those programs internally and to collaborate with third parties with respect to the discovery, development and commercialization of small molecule and biotherapeutic drug candidates for other targets, particularly when the collaboration provides us with access to expertise and resources that we do not possess internally or are complementary to our own.  We have established drug discovery and development collaborations with leading pharmaceutical and biotechnology companies which generated near-term cash while offering us the potential to retain economic participation in products developed from the collaboration.  In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies, research institutes and academic institutions under which we received fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries.

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

Our Drug Development Pipeline

We have five drug programs in various stages of clinical development and have advanced small molecule compounds from a number of additional drug programs into various stages of preclinical development and research:

Drug Program	Potential Indication	Stage of Development

		Preclinical Development	IND	Phase 1	Phase 2	Phase 3	NDA

LX4211	Type 2 Diabetes

LX1032	Carcinoid Syndrome

LX1033	Irritable Bowel Syndrome

LX2931	Rheumatoid Arthritis

LX7101	Glaucoma

LX4211

LX4211 is an orally-delivered small molecule compound that we are developing for the treatment of type 2 diabetes mellitus.  We initiated a Phase 2b clinical trial in June 2011 to evaluate the safety and tolerability of LX4211 and its effects on glycemic parameters associated with type 2 diabetes, and completed enrollment in the trial in February 2012. The Phase 2b trial has enrolled 299 patients with type 2 diabetes who are not adequately controlled on metformin monotherapy in a double-blind, randomized, placebo-controlled study of 75mg once daily, 200mg once daily, 200mg twice daily and 400mg once daily doses of LX4211, each administered in combination with standard metformin therapy over a 12‑week treatment period. The primary efficacy endpoint under evaluation in the trial is the change in hemoglobin A1c, or HbA1c, from baseline to week 12. Secondary efficacy endpoints include percentage of patients achieving HbA1c levels of less than 7%, as well as changes in fasting plasma glucose levels, 3-hour glucose tolerance testing, weight, blood pressure and triglyceride levels.

We reported top-line data in January 2010 from a Phase 2a clinical trial evaluating the safety and tolerability of LX4211 and its effects on glycemic parameters associated with type 2 diabetes.  The Phase 2a trial enrolled 36 patients with non-insulin dependent type 2 diabetes in a double-blind, randomized, placebo-controlled study of 150mg and 300mg doses of LX4211, each administered once daily over a four-week treatment period.  The efficacy endpoints under evaluation in the trial included urinary glucose excretion, fasting plasma glucose, response to oral glucose tolerance testing, and hemoglobin A1c, also known as HbA1c or A1c, a measure of blood glucose levels over time.  Top-line data from the study showed that treatment with 150mg and 300mg of LX4211 provided improvements in glycemic control and demonstrated statistically significant benefits in the primary and multiple secondary efficacy endpoints.  A marked and statistically significant decrease in fasting plasma glucose was observed at each measurement point throughout the treatment period in both dose groups relative to placebo.  After four weeks of dosing, patients in both dose groups exhibited statistically significant reductions in HbA1c as compared to patients receiving placebo.  Patients in both dose groups also exhibited statistically significant improvements in glucose tolerance in response to oral glucose tolerance testing.  Consistent with the mechanism of action of LX4211, there was also a significant, dose-dependent increase in 24-hour urinary glucose excretion in both dose groups at each measurement point throughout the study period relative to placebo.  Patients in both dose groups also showed positive trends in broader metabolic and cardiovascular parameters, including weight reduction, decreased blood pressure and lower triglyceride levels.  LX4211 demonstrated a favorable safety profile in the trial, with no dose-limiting toxicities observed.  Adverse events were generally mild and equally distributed across all groups, including the placebo group.

We previously completed a combined Phase 1 single ascending-dose and multiple ascending-dose study of LX4211.  In the Phase 1 clinical trial, LX4211 was well tolerated at all dose levels and produced a dose-dependent increase in urinary glucose excretion.

LX4211 was internally generated by our medicinal chemists and inhibits both sodium-glucose cotransporter type 2, or SGLT2, a transporter responsible for most of the glucose reabsorption performed by the kidney, and sodium-glucose cotransporter type 1, or SGLT1, a transporter responsible for glucose and galactose absorption in the gastrointestinal tract, and to a lesser extent than SGLT2, glucose reabsorption in the kidney.  Our scientists identified mice lacking either SGLT1 or SGLT2 as having potent anti-diabetic phenotypes across multiple measures of glucose control and metabolism. In preclinical studies, animals treated with LX4211 demonstrated improvements in multiple measures of glycemic control and increased urinary glucose excretion, with urinary glucose excretion returning to baseline after treatment was discontinued.

LX1032 (Telotristat etiprate)

LX1032, or telotristat etiprate, is an orally-delivered small molecule compound that we are developing for the treatment of symptoms associated with carcinoid syndrome and are currently preparing for the initiation of pivotal Phase 3 clinical trials.

We reported top-line data in August 2011 from a Phase 2 clinical trial evaluating the safety and tolerability of telotristat etiprate and its effects on symptoms associated with carcinoid syndrome. The Phase 2 trial enrolled 23 patients with symptomatic carcinoid syndrome who were refractory to octreotride therapy in a double-blind, randomized, placebo-controlled study of 150mg, 250mg, 350mg and 500mg doses of telotristat etiprate, each administered three times daily over a 28-day treatment period in combination with octreotide therapy. The efficacy endpoints under evaluation in the trial included the number of daily bowel movements, stool form, urgency, a global assessment of symptoms associated with carcinoid syndrome, flushing episodes and an assessment of pain and discomfort. Top-line data from the trial showed evidence of efficacy across multiple endpoints, including improvements in bowel movement frequency, decreased levels of urinary 5-HIAA, the primary metabolite of serotonin and a biomarker for serotonin production, and improvements in the assessment of pain and discomfort.  Telotristat etiprate demonstrated a favorable safety profile in the trial, with no dose-limiting toxicities observed.  Adverse events were generally mild to moderate and similarly distributed across all groups, including the placebo group.

We also initiated a complementary open-label Phase 2 clinical trial of telotristat etiprate in June 2010, and completed enrollment of 15 patients in February 2012. We previously reported preliminary data from the open-label trial which indicate that the administration of the drug is associated with biochemical and clinical benefits, including improvements in the frequency of bowel movements and flushing episodes, urinary 5-HIAA levels and adequate relief of gastrointestinal symptoms.

We previously completed a Phase 1a single ascending-dose study and a Phase 1b multiple ascending-dose study of telotristat etiprate.  In Phase 1 clinical trials, telotristat etiprate was generally well tolerated at all dose levels, and results demonstrated a potent dose-dependent reduction in both blood serotonin levels and urinary 5-HIAA which was consistent with the reductions observed in preclinical animal models.

In addition to carcinoid syndrome, we are also developing telotristat etiprate for the potential treatment of ulcerative colitis and initiated a Phase 2 clinical trial in February 2012 evaluating the safety and tolerability of the drug candidate and its effects on symptoms associated with ulcerative colitis.

Telotristat etiprate was internally generated by our medicinal chemists and inhibits tryptophan hydroxylase, or TPH, the rate-limiting enzyme for serotonin production found primarily in enterochromaffin, or EC, cells of the gastrointestinal tract. Our scientists found that mice lacking the non-neuronal form of this enzyme, TPH1, have virtually no serotonin in the gastrointestinal tract, but maintain normal levels of serotonin in the brain.  Telotristat etiprate was specifically designed to achieve enhanced systemic exposure to address disorders such as carcinoid syndrome that require regulation of serotonin levels beyond the enterochromaffin cells in the gastrointestinal tract without impacting brain serotonin production.  In preclinical studies, telotristat etiprate was able to reduce peripheral serotonin levels in several different species without affecting serotonin levels in the brain.  Telotristat etiprate has received Fast Track designation from the United States Food and Drug Administration, or FDA, for the treatment of gastrointestinal symptoms associated with carcinoid syndrome in patients who no longer respond to standard care. Fast Track designation provides for an expedited review process that may shorten FDA approval times. Telotristat etiprate has also received orphan drug designation from the Committee for Orphan Medical Products of the European Medicines Agency for the treatment of carcinoid tumors in certain patients.

LX1033

LX1033 is an orally-delivered small molecule compound that we are developing for the treatment of irritable bowel syndrome. We initiated a Phase 2 clinical trial in February 2012 to evaluate the safety and tolerability of LX1033 and symptoms associated with irritable bowel syndrome. The trial is expected to enroll up to 360 patients suffering from diarrhea-predominant irritable bowel syndrome in a randomized, double-blind, placebo-controlled study of 500mg twice daily, 500mg three times daily and 1,000mg twice daily doses of LX1033 over a four-week treatment period.  The primary efficacy endpoint under evaluation in the trial is stool consistency, with secondary efficacy endpoints including a global assessment of adequate relief and symptom severity evaluation (bloating, urgency and pain).

We previously completed a Phase 1 multiple ascending-dose study exploring safety and tolerability and the pharmacokinetics of LX1033. In the Phase 1 study, all dose levels were well tolerated, no dose-limiting toxicities were observed and LX1033 produced reductions in both plasma and urinary 5-HIAA comparable to those observed with our first-generation serotonin synthesis inhibitor, LX1031, but with a substantially lower and less frequent dosing regimen. Data from a previous Phase 2 clinical trial of LX1031 in 155 patients with either diarrhea-predominant or mixed irritable bowel syndrome showed that treatment with 1,000mg of LX1031 four times daily produced a statistically significant improvement in the global assessment of relief of irritable bowel syndrome pain and discomfort over the four-week treatment period compared to placebo.

LX1033 was internally generated by our medicinal chemists as an inhibitor of TPH, the same target as telotristat etiprate, but LX1033 is chemically distinct and was designed to reduce production of serotonin in the gastrointestinal tract and therefore reduce the serotonin available for receptor activation without affecting serotonin levels in the brain.  In preclinical studies, LX1033 demonstrated dose-dependent reductions of serotonin levels in the gastrointestinal tract of multiple species without affecting brain serotonin levels.

LX2931

LX2931 is an orally-delivered small molecule compound that we are developing for the treatment of autoimmune diseases such as rheumatoid arthritis. We reported top-line data in December 2010 from a Phase 2 clinical trial evaluating the safety and tolerability of LX2931 and its effects on symptoms and signs associated with rheumatoid arthritis.  The Phase 2 trial enrolled 208 patients with rheumatoid arthritis who were also taking methotrexate, a standard therapy, in a double-blind, randomized, placebo-controlled study of 70mg, 110mg and 150mg doses of LX2931, each administered once daily over a 12-week treatment period. The primary efficacy endpoint under evaluation in the trial was ACR20 at 12 weeks, with secondary endpoints including ACR20/50/70 and DAS28 at four, eight and 12 weeks.  Top-line data from the study suggested that patients treated with 150mg of LX2931 once daily showed an improvement in ACR20 at 12 weeks (60% versus 49% for placebo), which did not achieve statistical significance. Patients treated with 70mg and 110mg of LX2931 once daily did not indicate improvement relative to placebo. The greatest improvements in ACR20 were observed in patients with the highest serum drug levels of LX2931, suggesting higher dose levels may be required to achieve appropriate clinical benefit. LX2931 was well tolerated, with no notable differences in adverse events observed between placebo and any of the treatment groups. We initiated a dose-ranging study in September 2011 to explore higher doses of LX2931 in patients with rheumatoid arthritis.

We previously completed two Phase 1a single ascending-dose studies and a Phase 1b multiple ascending-dose study of LX2931 in healthy subjects. In these Phase 1 studies, LX2931 demonstrated a dose-dependent reduction in circulating lymphocytes.  An episode of acute abdominal pain resolving within 24 hours was observed in two out of 24 subjects in the single ascending-dose trials, with other mild to moderate adverse events equally distributed across all groups, including the placebo group. The current dose-ranging study will further evaluate the safety and tolerability of LX2931 in patients with rheumatoid arthritis.

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

LX7101

LX7101 is a topically-delivered small molecule compound that we are developing for the treatment of glaucoma.  We initiated a Phase 1 clinical trial in February 2012 to evaluate the safety, tolerability and pharmacokinetics of LX7101.

LX7101 was internally generated by our medicinal chemists to target LIMK2, a kinase associated with the regulation of intraocular pressure, and is designed to lower intraocular pressure by enhancing the fluid outflow facility of the eye.  Our scientists discovered that mice lacking LIMK2 exhibited lower intraocular pressure compared to normal mice.  In preclinical studies, LX7101 significantly reduced intraocular pressure in animal models of ocular hypertension.

Preclinical Development and Discovery Programs

We have advanced small molecule compounds from a number of additional drug programs into various stages of preclinical development and research and have identified and validated, in vivo, more than 100 targets with promising profiles for drug discovery.

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

Our Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Arthur T. Sands, M.D., Ph.D.	50	President and Chief Executive Officer and Director
Alan J. Main, Ph.D.	58	Executive Vice President of Pharmaceutical Research
Jeffrey L. Wade, J.D.	47	Executive Vice President, Corporate Development and Chief Financial Officer
Brian P. Zambrowicz, Ph.D.	49	Executive Vice President and Chief Scientific Officer
Pablo Lapuerta, M.D.	49	Senior Vice President, Clinical Development and Chief Medical Officer
James F. Tessmer	52	Vice President, Finance and Accounting

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

Jeffrey L. Wade, J.D. has been our executive vice president, corporate development and chief financial officer since May 2010. Mr. Wade served as our executive vice president and general counsel from February 2000 until May 2010 and was our senior vice president and chief financial officer from January 1999 to February 2000.  From 1988 through December 1998, Mr. Wade was a corporate securities and finance attorney with the law firm of Andrews & Kurth L.L.P., for the last two years as a partner, where he represented companies in the biotechnology, information technology and energy industries.  Mr. Wade is a member of the board of directors of the Texas Healthcare and Bioscience Institute.  He received his B.A. and J.D. from the University of Texas.

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

Pablo Lapuerta, M.D. has been our senior vice president, clinical development and chief medical officer since March 2011. From 2009 through 2010, Dr. Lapuerta served as vice president at Bristol-Myers Squibb Company with responsibility for global development of an Alzheimer's disease drug candidate. From 2007 through 2009, Dr. Lapuerta was senior vice president, clinical strategy and chief medical officer of Cogentus Pharmaceuticals, Inc. and prior to that served in a variety of clinical development leadership roles at Bristol-Myers Squibb, where he worked for 11 years before joining Cogentus. He holds a B.A. in biology from Harvard College and an M.D. from Harvard Medical School.

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

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own patent applications, and in some cases issued patents, covering each of our drug candidates in clinical and preclinical development, including:

•
worldwide patent applications that claim LX4211 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including two in the United States;

•
worldwide patent applications that claim LX1032 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including ten in the United States;

•
worldwide patent applications that claim LX1033 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including ten in the United States;

•
worldwide patent applications that claim LX2931 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including five in the United States; and

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

Our patent and intellectual property rights are subject to certain rights and uncertainties. See “Risks Related to Our Intellectual Property” under “Item 1A. Risk Factors.”

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

Research and Development Expenses

In 2011, 2010 and 2009, respectively, we incurred expenses of $91.8 million, $78.5 million and $81.2 million in company-sponsored as well as collaborative research and development activities, including $3.2 million, $3.2 million and $3.0 million of stock-based compensation expense in 2011, 2010 and 2009, respectively.

Employees and Consultants

We believe that our success will be based on, among other things, achieving and retaining scientific and technological superiority and identifying and retaining capable management.  We have assembled a highly qualified team of scientists as well as executives with extensive experience in the biotechnology industry.

As of February 29, 2012, we employed 225 persons, of whom 59 hold M.D., Ph.D. or D.V.M. degrees and another 37 hold other advanced degrees.  We believe that our relationship with our employees is good.

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
As of December 31, 2011, we had $281.7 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from collaborations, technology licenses and other sources will enable us to fund our currently planned operations for at least the next 12 months.  Our currently planned operations for that time period consist of the completion of our ongoing clinical trials, the initiation and conduct of additional clinical trials and the continuation of our small molecule drug discovery and preclinical research efforts.  However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate.
Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:

•	our ability to obtain additional funds from collaborations, technology licenses and other sources;

•	the amount and timing of payments under such agreements;

•	the level and timing of our research and development expenditures;

•	the timing and progress of the clinical development of our drug candidates LX4211, LX1032, LX1033, LX2931 and LX7101;

•	future results from clinical trials of our drug candidates;

•	the cost and timing of regulatory approvals of drug candidates that we successfully develop;

•	market acceptance of products that we successfully develop and commercially launch;

•	the effect of competing programs and products, and of technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.
Our capital requirements will increase substantially as our drug candidates progress into more advanced stage clinical development.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary products and technologies.  For all of these reasons, our future capital requirements cannot easily be quantified.

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

We have incurred net losses since our inception, including net losses of $116.2 million for the year ended December 31, 2011, $101.8 million for the year ended December 31, 2010 and $82.8 million for the year ended December 31,

2009.  As of December 31, 2011, we had an accumulated deficit of $789.6 million.  We are unsure when we will become profitable, if ever.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the level of our expenses.

We have derived substantially all of our revenues from drug discovery and development collaborations and other collaborations and technology licenses, and will continue to do so for at least the next several years.  Future revenues from our existing collaborations and technology licenses are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations.  As a result, we depend, in part, on securing new collaboration and license agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have to date with respect to our five most advanced clinical drug candidates, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues.  Given the current stage of our operations, we do not currently derive any revenues from sales of pharmaceutical products.

A large portion of our expenses is fixed, including expenses related to facilities and equipment.  In addition, we expect to spend significant amounts to fund our research and development activities, including the conduct of clinical trials, continued drug discovery efforts and the advancement of additional potential therapeutics into clinical development.  To the extent that we elect to commercialize products on our own, we will be required to incur substantial expenditures in preparation for and to conduct commercialization activities. As a result, we will need to generate substantial additional revenues to achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Risks Related to Discovery and Development of Our Drug Candidates
We have not proven our ability to successfully develop and commercialize drug candidates based on our drug target discoveries.
Our business strategy of using our discovery of the functions of genes using knockout mice to select promising drug targets and developing and commercializing drug candidates based on our target discoveries is unproven.  Our success will depend upon our ability, on our own or through collaborations, to successfully generate, select and develop drug candidates for targets we consider to have pharmaceutical value and to select an appropriate commercialization strategy for each potential therapeutic we choose to pursue.
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

Another factor that may negatively affect the pricing of drugs is any action regarding drug reimportation into the United States. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 gives discretion to the Secretary of Health and Human Services to allow drug reimportation into the United States under some circumstances from foreign countries, including countries where drugs are sold at a lower price than in the United States. Proponents of drug reimportation may attempt to pass additional legislation, which would allow direct reimportation under certain circumstances.  If legislation or regulations were passed allowing the reimportation of drugs, it could decrease the price we receive for any products that we may develop, thereby negatively affecting our revenues and prospects for profitability.

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

Current and future healthcare laws and regulations may negatively affect our revenues and prospects for profitability.

A primary trend in the United States and some foreign countries is toward reform and cost containment in the health care industry.  The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals that may have the effect of reducing the prices that we are able to charge for products we develop. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, substantially modifies the framework by which healthcare is financed by both governmental and private insurers in the United States. A number of provisions contained in the PPACA have the potential to significantly affect the pharmaceutical industry, including:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain governmental health programs;

•	expansion of eligibility criteria and increases in the rebates manufacturers must pay under certain Medicaid programs;

•
a new Medicare Part D coverage program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during any coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	certain reporting requirements relating to financial arrangements with, and drug samples provided to, physicians.

Although the United States Supreme Court has accepted petitions to hear a constitutional challenge to the PPACA, the PPACA and other healthcare reform measures which may be adopted in the future in the United States and foreign jurisdictions may result in more rigorous coverage criteria and significant downward pressure on the prices drug manufacturers may charge. As a result, our revenues and prospects for profitability could be significantly harmed.

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
Risks Related to Our Intellectual Property
If we are unable to adequately protect our intellectual property, third parties may be able to use our products and technologies, which could adversely affect our ability to compete in the market.
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our products and technologies.  The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions.  We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our products and technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We will continue to apply for patents covering our products and technologies as and when we deem appropriate.  Pending patent applications do not provide protection against competitors because they are not enforceable until they issue as patents.  Further, the disclosures contained in our current and future patent applications may not be sufficient to meet statutory requirements for patentability.  Once issued, patents still may not provide commercially meaningful protection.  Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products.  Furthermore, others may independently develop similar or alternative technologies or design around our patents.  If anyone infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult, costly and time-consuming and, as a result, it may not be cost-effective or otherwise expedient to pursue litigation to enforce those patent rights.  In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages, if, for example, others were the first to invent or to file patent applications for these inventions.
Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that cover the production, manufacture, commercialization or use of our technologies, drug targets or drug candidates.   If any such patents are issued to other entities, we will be unable to obtain patent protection for the same or similar discoveries that we make.  Moreover, we may be blocked from using or developing some of our existing or proposed technologies and products, or may be required to obtain a license that may not be available on reasonable terms, if at all.  Further, others may discover uses for our technologies or products other than those covered in our issued or pending patents, and these other uses may be separately patentable.  Even if we have a patent claim on a particular technology or product, the holder of a patent covering the use of that technology or product could exclude us from selling a product that is based on the same use of that product.
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
Our discovery and development efforts as well as our potential products and those of our collaborators may give rise to claims that they infringe the patents of others.  We are aware that other companies and institutions are developing products acting through the same drug targets through which some of our drug candidates currently in clinical development act, have conducted research on many of the same targets that we have identified and have filed patent applications potentially covering drug targets that are the focus of our drug discovery programs and certain therapeutic products addressing such targets.  In some cases, patents have issued from these applications.  In addition, many companies and institutions have well-established patent portfolios directed to common techniques, methods and means of developing, producing and manufacturing pharmaceutical products.  These or other companies or institutions could bring legal actions against us or our collaborators for damages or to stop us or our collaborators from engaging in certain discovery or development activities or from manufacturing and marketing therapeutic products that allegedly infringe their patent rights.  If any of these actions are successful, in addition to our potential liability for damages, these entities would likely require us or our collaborators to obtain a license in order to continue engaging in the infringing activities or to manufacture or market the infringing therapeutic products or may force us to terminate such activities or manufacturing and marketing efforts.
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

Risks Related to Our Common Stock

Invus, L.P., Invus C.V. and their affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

Invus, L.P. and Invus C.V., which we collectively refer to as Invus, and their affiliates currently own approximately 58.3% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not coincide with the interests of other holders of our common stock.

Invus has additional rights under our stockholders' agreement with Invus, L.P. which provides Invus with substantial influence over certain significant corporate matters.

Under our stockholders' agreement with Invus, L.P., Invus has the right to designate a number of directors equal to the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates, rounded up to the nearest whole number of directors. Invus also has the right to require proportionate representation of Invus-appointed directors on the audit, compensation and corporate governance committees of our board of directors, subject to certain restrictions. Invus has designated three of the nine current members of our board of directors and Invus-designated directors currently serve as one of the four members of the compensation committee and one of the three members of the corporate governance committee of our board of directors.

The provisions of the stockholders' agreement relating to Invus' rights to designate members of our board of directors and its audit, compensation and corporate governance committees will terminate if the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates falls below 10%. Invus also has the right to terminate these provisions at any time in its discretion.

Invus has preemptive rights under the stockholders' agreement to participate in future equity issuances by us, subject to certain exceptions, so as to maintain its then-current percentage ownership of our capital stock. Subject to certain limitations, Invus will be required to exercise its preemptive rights in advance with respect to certain marketed offerings, in which case it will be obligated to buy its pro rata share of the number of shares being offered in such marketed offering, including any overallotment (or such lesser amount specified in its exercise of such rights), so long as the sale of the shares were priced within a range within 10% above or below the market price on the date we notified Invus of the offering and we met certain other conditions.
The provisions of the stockholders' agreement relating to preemptive rights will terminate on the earlier to occur of August 28, 2017 and the date on which the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates falls below 10%.
Invus is entitled to certain consent rights under the stockholders' agreement, including with respect to (a) the creation or issuance of any new class or series of shares of our capital stock (or securities convertible into or exercisable for shares of our capital stock) having rights, preferences or privileges senior to or on parity with our common stock, (b) any amendment to our certificate of incorporation or bylaws, or amendment to the certificate of incorporation or bylaws of any of our subsidiaries, in a manner adversely affecting Invus' rights under the securities purchase agreement and the related agreements, (c) the repurchase, retirement, redemption or other acquisition of our or our subsidiaries' capital stock (or securities convertible into or exercisable for shares of our or our subsidiaries' capital stock), (d) any increase in the size of our board of directors to more than 12 members and (e) the adoption or proposed adoption of any stockholders' rights plan, “poison pill” or other similar plan or agreement, unless Invus is exempt from the provisions of such plan or agreement.
The provisions of the stockholders' agreement relating to those consent rights will terminate on the earlier to occur of August 28, 2017 and the date on which Invus and its affiliates hold less than 15% of the total number of outstanding shares of our common stock.
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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We currently own approximately 260,000 square feet of space for our corporate offices and laboratories in buildings located in The Woodlands, Texas, a suburb of Houston, Texas, and lease approximately 76,000 square feet of space for offices and laboratories near Princeton, New Jersey.

In April 2004, we purchased our facilities in The Woodlands, Texas from the lessor under our previous synthetic lease agreement.  In connection with such purchase, we obtained a $34.0 million mortgage which has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $24.9 million as of December 31, 2011.

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

	High	Low
2010
First Quarter	$2.87	$1.20
Second Quarter	$1.69	$1.19
Third Quarter	$1.63	$1.17
Fourth Quarter	$1.91	$1.22
2011
First Quarter	$2.30	$1.44
Second Quarter	$1.87	$1.33
Third Quarter	$1.85	$0.92
Fourth Quarter	$1.31	$0.81

As of February 29, 2012, there were approximately 484 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2006 and ending December 31, 2011. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2006, and that all dividends were reinvested.

	December 31,
	2006	2007	2008	2009	2010	2011
Lexicon Pharmaceuticals, Inc.	100	84	39	47	40	36
Nasdaq Composite Index	100	110	65	94	110	108
Nasdaq Biotechnology Index	100	105	91	106	122	136
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

Item 6. Selected Financial Data

The statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K.  The statements of operations data for the years ended December 31, 2008 and 2007, and the balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Data:		(in thousands, except per share data)
Revenues	$1,849	$4,908	$10,700	$32,321	$50,118
Operating expenses:
Research and development, including stock-based compensation of $3,249 in 2011, $3,170 in 2010, $3,022 in 2009, $3,941 in 2008 and $5,150 in 2007	91,828	78,520	81,238	107,232	103,237
Increase in fair value of Symphony Icon, Inc. purchase liability	6,766	2,710	—	—	—
General and administrative, including stock-based compensation of $2,458 in 2011, $2,308 in 2010, $2,252 in 2009, $2,559 in 2008 and $2,776 in 2007	17,350	19,396	19,418	21,624	21,835
Total operating expenses	115,944	100,626	100,656	128,856	125,072
Loss from operations	(114,095)	(95,718)	(89,956)	(96,535)	(74,954)
Interest and other income (expense), net	(2,120)	(6,083)	(3,463)	(349)	3,721
Consolidated net loss before taxes	(116,215)	(101,801)	(93,419)	(96,884)	(71,233)
Income tax benefit	—	26	102	—	—
Consolidated net loss	(116,215)	(101,775)	(93,317)	(96,884)	(71,233)
Less: net loss attributable to noncontrolling interest in Symphony Icon, Inc.	—	—	10,537	20,024	12,439
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(116,215)	$(101,775)	$(82,780)	$(76,860)	$(58,794)
Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.34)	$(0.34)	$(0.57)	$(0.56)	$(0.59)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	340,761	302,844	145,465	136,797	99,798

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:		(in thousands)
Cash, cash equivalents and short-term investments, including restricted cash and investments of $430	$281,692	$211,111	$157,096	$86,502	$222,109
Short-term investments held by Symphony Icon, Inc.	—	—	5,417	16,610	36,666
Long-term investments	—	—	—	55,686	—
Working capital	264,400	203,963	118,730	87,991	229,303
Total assets	430,512	366,884	257,761	261,508	369,296
Long-term debt, net of current portion	23,451	27,345	28,482	29,529	30,493
Accumulated deficit	(789,621)	(673,406)	(570,175)	(487,395)	(410,535)
Lexicon Pharmaceuticals, Inc. stockholders’ equity	297,568	247,024	163,787	185,580	256,300

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease.  We have used gene knockout technologies and an integrated platform of advanced medical technologies to identify and validate, in vivo, more than 100 targets with promising profiles for drug discovery.  For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential new drugs.  We have five drug programs in various stages of clinical development and have advanced small molecule compounds from a number of additional drug programs into various stages of preclinical development and research.

We are working both independently and through strategic collaborations and alliances to capitalize on our technology, drug target discoveries and drug discovery and development programs.  Consistent with this approach, we seek to retain exclusive rights to the benefits of certain of our small molecule drug programs by developing drug candidates from those programs internally and to collaborate with third parties with respect to the discovery, development and commercialization of small molecule and biotherapeutic drug candidates for other targets, particularly when the collaboration provides us with access to expertise and resources that we do not possess internally or are complementary to our own.  We have established drug discovery and development collaborations with leading pharmaceutical and biotechnology companies which generated near-term cash while offering us the potential to retain economic participation in products developed from the collaboration.  In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies, research institutes and academic institutions under which we received fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries.

We have derived substantially all of our revenues from drug discovery and development collaborations and other collaborations and technology licenses, and will continue to do so for the foreseeable future.  To date, we have generated a substantial portion of our revenues from a limited number of sources.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in establishing new collaborations and technology licenses, the success rate of our discovery and development efforts leading to opportunities for new collaborations and licenses, the timing and willingness of collaborators to commercialize products that would result in milestone payments and royalties and their success in such efforts, and general and industry-specific economic conditions which may affect research and development expenditures.  Future revenues from our existing collaborations and technology licenses are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaboration. As a result, we depend, in part, on securing new collaborations and license agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with our five most advanced clinical drug candidates, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of December 31, 2011, we had an accumulated deficit of $789.6 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with our drug discovery and development programs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

We have five drug programs in various stages of clinical development:

•	LX4211, an orally-delivered small molecule compound that we are developing as a treatment for type 2 diabetes;

•
LX1032, or telotristat etiprate, an orally-delivered small molecule compound that we are developing as a treatment for the symptoms associated with carcinoid syndrome and investigating as a treatment for ulcerative colitis;

•	LX1033, an orally-delivered small molecule compound that we are developing as a treatment for irritable bowel syndrome;

•	LX2931, an orally-delivered small molecule compound that we are developing as a treatment for rheumatoid arthritis and other autoimmune diseases; and

•	LX7101, a topically-delivered small molecule compound that we are developing as a treatment for glaucoma.

We have also advanced small molecule compounds from a number of additional drug programs into various stages of preclinical development and research and believe that our systematic, target biology-driven approach to drug discovery will enable us to continue to expand our clinical pipeline. The drug development process takes many years to complete.  The cost and length of time varies due to many factors including the type, complexity and intended use of the drug candidate.  We estimate that drug development activities are typically completed over the following periods:

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

We record significant accrued liabilities related to unbilled expenses for products or services that we have received from service providers, specifically related to ongoing preclinical studies and clinical trials.  These costs primarily relate to clinical study management, monitoring, laboratory and analysis costs, drug supplies, toxicology studies and investigator grants.  We have multiple drugs in concurrent preclinical studies and clinical trials at clinical sites throughout the world.  In order to ensure that we have adequately provided for ongoing preclinical and clinical development costs during the period in which we incur such costs, we maintain accruals to cover these expenses.  Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the vendors and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by our vendors regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.  Although we use consistent milestones or subject or patient enrollment to drive expense recognition, the assessment of these costs is a subjective process that requires judgment.  Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements.

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

Stock-based Compensation Expense

We recognize compensation expense in our statements of operations for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  We had stock-based compensation expense of $5.7 million for the year ended December 31, 2011, or $0.02 per share.  As of December 31, 2011, stock-based compensation cost for all outstanding unvested options was $9.4 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  For purposes of determining the fair value of stock options, we segregate our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in our stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2011, 2010 and 2009, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2011:
Employees	88%	2.2%	5	0%
Officers and non-employee directors	78%	3.2%	8	0%
December 31, 2010:
Employees	86%	2.3%	5	0%
Officers and non-employee directors	80%	3.3%	8	0%
December 31, 2009:
Employees	78%	1.9%	5	0%
Officers and non-employee directors	77%	2.7%	8	0%

Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the assets carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. During the years ended December 31, 2011 and 2010, we determined that one of our buildings was impaired and therefore recorded impairment losses of $800,000 and $900,000, respectively, which were recorded as research and development expense in the accompanying statements of operations. In June 2011, we sold this building with an immaterial additional loss on the sale. There were no other significant impairments of long-lived assets in 2011.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2011.

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

Results of Operations – Comparison of Years Ended December 31, 2011, 2010 and 2009

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2011	2010	2009
Total revenues	$1.8	$4.9	$10.7
Dollar decrease	$(3.1)	$(5.8)
Percentage decrease	(62)%	(54)%

Years Ended December 31, 2011 and 2010

•
Collaborative research – Revenue from collaborative research decreased 61% to $1.6 million, primarily due to reduced revenues from our alliance with Taconic Farms and from the United States Army Medical Research Acquisition Activity.

•	Subscription and license fees – Revenues from subscriptions and license fees decreased 70% to $0.2 million, primarily due to decreases in technology license fees.

Years Ended December 31, 2010 and 2009

•
Collaborative research – Revenue from collaborative research decreased 55% to $4.2 million, primarily due to reduced revenues under our alliances with N.V. Organon and Bristol-Myers Squibb Company due to the completion in 2009 of the target discovery portion of these alliances.

•	Subscription and license fees – Revenue from subscriptions and license fees decreased 48% to $0.7 million, primarily due to decreases in technology license fees.

In 2011, Taconic Farms, Inc., Texas A&M Institute for Genomic Medicine and United States Army Medical Research Acquisition Activity represented 46%, 20% and 20% of revenues, respectively.  In 2010, Taconic Farms and United States Army Medical Research Acquisition Activity represented 35% and 23% of revenues, respectively.  In 2009, Bristol-Myers Squibb Company, N.V. Organon and Taconic Farms represented 31%, 23% and 21% of revenues, respectively.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2011	2010	2009
Total research and development expense	$91.8	$78.5	$81.2
Dollar increase (decrease)	$13.3	$(2.7)
Percentage increase (decrease)	17%	(3)%

Research and development expenses consist primarily of third-party and other services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies and stock-based compensation expenses.

Years Ended December 31, 2011 and 2010

•
Third-party and other services – Third-party and other services increased 78% in 2011 to $35.0 million, primarily due to an increase in our external preclinical and clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•	Personnel – Personnel costs decreased 1% in 2011 to $30.2 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 8% in 2011 to $13.8 million, primarily due to decreases in depreciation expense and maintenance costs.

•	Laboratory supplies – Laboratory supplies expense decreased 18% in 2011 to $5.2 million primarily due to reductions in early-stage research activities.

•	Stock-based compensation – Stock-based compensation expense was $3.2 million, consistent with the prior year.

•	Other – Other costs increased 13% to $4.3 million.

Years Ended December 31, 2010 and 2009

•	Third-party and other services – Third-party and other services decreased 3% in 2010 to $19.6 million, primarily due to a decrease in our external clinical research and development costs.

•	Personnel – Personnel costs decreased 7% in 2010 to $30.6 million, primarily due to reductions in our personnel in January 2009.

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

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $6.8 million and $2.7 million for the years ended December 31, 2011 and 2010, respectively (see Note 10, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2011	2010	2009
Total general and administrative expense	$17.4	$19.4	$19.4
Dollar decrease	$(2.0)	$—
Percentage decrease	(11)%	—%

General and administrative expenses consist primarily of personnel costs to support our research and development activities, professional fees such as legal fees, facility and equipment costs, and stock-based compensation expenses.

Years Ended December 31, 2011 and 2010

•
Personnel – Personnel costs decreased 9% in 2011 to $8.3 million due to a reduction in our personnel in February 2011. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Professional fees – Professional fees decreased 24% in 2011 to $2.8 million, primarily due to decreased patent-related, other legal and consulting costs.

•	Facilities and equipment – Facilities and equipment costs decreased 7% in 2011 to $2.3 million, primarily due to reduced maintenance costs.

•	Stock-based compensation – Stock-based compensation expense increased 6% in 2011 to $2.5 million.

•	Other – Other costs decreased 19% in 2011 to $1.5 million.

Years Ended December 31, 2010 and 2009

•	Personnel – Personnel costs increased 1% in 2010 to $9.2 million.

•	Professional fees – Professional fees decreased 9% in 2010 to $3.6 million, primarily due to decreased legal and consulting fees.

•	Facilities and equipment – Facilities and equipment costs decreased 4% in 2010 to $2.4 million.

•	Stock-based compensation – Stock-based compensation expense increased 2% in 2010 to $2.3 million.

•	Other – Other costs increased 16% in 2010 to $1.9 million.

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

Interest Income. Interest income decreased 51% in 2011 to $0.3 million from $0.5 million in 2010 and decreased 41% in 2010 from $0.9 million in 2009, primarily due to lower yields on our investments.

Interest Expense.  Interest expense decreased 7% in 2011 to $2.5 million from $2.7 million in 2010 and decreased 8% in 2010 from $3.0 million in 2009.

Other (Expense) Income, Net.  Other expense, net decreased to $0.2 million income in 2011 primarily due to amortization of the Symphony Icon purchase asset in 2010. Other expense, net increased 58% in 2010 to $4.0 million from 2009 primarily due to amortization of the remaining Symphony Icon purchase asset.

Income Tax Benefit

The income tax benefit for the years ended December 31, 2011, 2010 and 2009 was $0, $26,000 and $102,000, respectively.

Noncontrolling Interest in Symphony Icon, Inc.

The loss attributed to the noncontrolling interest holders of Symphony Icon was $10.5 million for the year ended December 31, 2009. As discussed in Note 3, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements, we have determined that upon the adoption of a new accounting pronouncement regarding variable interest entities on January 1, 2010, we are no longer the primary beneficiary of Symphony Icon, and therefore, we did not include the financial condition and results of operations of Symphony Icon in our consolidated financial statements for the period from January 1, 2010 through the exercise of the Purchase Option (as defined in Note 10, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements) on July 30, 2010.

Net Loss Attributable to Lexicon Pharmaceuticals, Inc. and Net Loss Attributable to Lexicon Pharmaceuticals, Inc.  per Common Share
Net loss attributable to Lexicon Pharmaceuticals, Inc. increased to $116.2 million in 2011 from $101.8 million in 2010 and $82.8 million in 2009.  Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share was $0.34 in 2011 and 2010, a decrease from $0.57 in 2009.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts and financing under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through December 31, 2011, we had received net proceeds of $947.7 million from issuances of common and preferred stock.  In addition, from our inception through December 31, 2011, we received $455.1 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents and government grants and contracts, of which $441.4 million had been recognized as revenues through December 31, 2011.

As of December 31, 2011, we had $281.7 million in cash, cash equivalents and investments.  As of December 31, 2010, we had $211.1 million in cash, cash equivalents.  We used cash of $87.9 million in operations in 2011. This consisted primarily of the consolidated net loss for the year of $116.2 million, partially offset by a net increase in other operating liabilities net of assets of $10.2 million, non-cash charges of $6.8 million related to the increase in fair value of the Symphony Icon purchase liability, $5.7 million related to stock-based compensation expense, $4.9 million related to depreciation expense and $0.7 million related to impairment of fixed assets.  Investing activities provided cash of $70.0 million in 2011, primarily due to net maturities of investments of $68.5 million, and $2.6 million related to proceeds from the disposal of fixed assets, partially offset by purchases of property and equipment of $1.2 million.  Financing activities provided cash of $157.1 million due to net proceeds from issuance of common stock of $160.8 million, partially offset by repayment of debt borrowings of $3.6 million.

Invus Securities Purchase Agreement. In June 2007, we entered into a securities purchase agreement with Invus, L.P., under which Invus, L.P. purchased 50,824,986 shares of our common stock in August 2007. In November 2011, Invus exercised its right under the securities purchase agreement to require us to conduct a pro rata rights offering to our stockholders. In December 2011, we completed the rights offering of 142,492,883 shares of our common stock at a price of $1.13 per share, resulting in net proceeds of $160.6 million, after offering expenses of $0.4 million. Invus and its affiliates purchased 115,044,247 of these shares. All of the net proceeds of this rights offering are reflected as issuance of common stock in the accompanying financial statements.
In connection with the securities purchase agreement, we also entered into a stockholders’ agreement with Invus, L.P. under which Invus has specified rights with respect to designation of directors, participation in future equity issuances and certain consent rights.

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
The base payments will be in an amount equal to $50 million, less 50% of the expenses we incur after our exercise of the purchase option for the development of LX1031, LX1032, LX1033 and other pharmaceutical compositions modulating the same target as those drug candidates, which we refer to as the “LG103 programs,” subject to certain exceptions and up to an aggregate reduction of $15 million, which we anticipate reaching in 2012. The base payments are payable in our discretion at any time before July 30, 2013.
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
Facilities.  In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. The mortgage balance has a principal balance of $24.9 million as of December 31, 2011.  In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey. The term of the lease extends until June 30, 2013.  The lease provides for an escalating yearly base rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven.  We are the guarantor of the obligations of our subsidiary under the lease.

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2011:

	Payments due by period (in millions)
Contractual Obligations	Total		Less than 1 year		2-3 years		4-5 years		More than 5 years
Debt	$24.9	—	$1.4	—	$23.5	—	$—	—	$—
Interest payment obligations	4.6	—	2.0	—	2.6	—	—	—	—
Operating leases	3.9	—	2.6	—	1.3	—	—	—	—
Symphony Icon payment obligations [1]	35.0	—	—	—	35.0	—	—	—	—
Total	$68.4	—	$6.0	—	$62.4	—	$—	—	$—
___________
[1] Represents expected base payments under Symphony Icon purchase option, which may be paid in cash, common stock, or a combination of cash and common stock, in our discretion, provided that at least 50% of any payment made on or prior to July 30, 2012 will be paid in common stock and no more than 50% of any payment made after such date will be paid in common stock.

The foregoing table does not include any potential payments related to the award we received from the Texas Enterprise Fund. Under the terms of the award, we are responsible for the creation of jobs beginning in 2012. Subject to credits, if we fail to create the specified number of jobs, the State of Texas may require us to repay $2,415 for each job we fall short beginning in 2013 and continuing until 2019. Our maximum aggregate exposure for such payment, if we fail to create any new jobs, is approximately $14.2 million, without giving effect to any credits to which we may be entitled. See Note 16, Collaboration and License Agreements, of the Notes to Consolidated Financial Statements, for further discussion.

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

We had approximately $281.7 million in cash and cash equivalents and short-term investments as of December 31, 2011.  We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on such assessment using those criteria, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

Our independent auditors have also audited our internal control over financial reporting as of December 31, 2011 as stated in the audit report which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2011 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2011. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2011.

Item 14.   Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2011.

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

4.3	—	Registration Rights Agreement, dated June 17, 2007, with Invus, L.P. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 17, 2007 and incorporated by reference herein).
4.4	—	Stockholders’ Agreement, dated June 17, 2007, with Invus, L.P. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K dated June 17, 2007 and incorporated by reference herein).
4.5	—
Supplement to Transaction Agreements, dated March 15, 2010, with Invus, L.P. and Invus C.V. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 15, 2010 and incorporated by reference herein).

4.6	—
Supplement No. 2 to Transaction Agreements, dated February 23, 2012, with Invus, L.P. and Invus C.V. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 23, 2012 and incorporated by reference herein).

4.7	—
Amended and Restated Purchase Option Agreement, dated July 30, 2010, with Symphony Icon Holdings LLC and Symphony Icon, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 30, 2010 and incorporated by reference herein).

Exhibit No.		Description
4.8	—
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

10.2	—	Employment Agreement with Alan Main, Ph.D. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).
10.3	—	Employment Agreement with Jeffrey L. Wade, J.D. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).
10.4	—	Employment Agreement with Brian P. Zambrowicz, Ph.D. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).
*10.5	—	Offer Letter, dated March 10, 2011, with Pablo Lapuerta, M.D.
10.6	—
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

10.9	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2009 and incorporated by reference herein).
*10.10	—	Summary of 2012 Named Executive Officer Cash Compensation.
10.11	—	Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2009 and incorporated by reference herein).
10.12	—	Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2009 and incorporated by reference herein).
10.13	—
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

*10.15	—	Form of Stock Option Agreement with Officers under the Equity Incentive Plan, as amended.
*10.16	—	Form of Restricted Stock Unit Agreement with Officers under the Equity Incentive Plan, as amended.
†10.17	—
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

10.23	—
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

21.1	—	Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 and incorporated by reference herein).
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*24.1	—	Power of Attorney (contained in signature page).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date:	March 7, 2012	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	March 7, 2012	By:	/s/ JEFFREY L. WADE
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

Signature	Title	Date

/s/ ARTHUR T. SANDS	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2012
Arthur T. Sands, M.D., Ph.D.

/s/ JEFFREY L. WADE	Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)	March 7, 2012
Jeffrey L. Wade

/s/ JAMES F. TESSMER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 7, 2012
James F. Tessmer

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 7, 2012
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 7, 2012
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 7, 2012
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 7, 2012
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 7, 2012
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 7, 2012
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 7, 2012
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 7, 2012
Judith L. Swain, M.D.

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexicon Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in fiscal year 2010 the Company changed its method of accounting for Symphony Icon, Inc., a variable interest entity, with the adoption of the amendments to the Financial Accounting Standards Board Accounting Standards Codification 810, Consolidation, effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 7, 2012

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited Lexicon Pharmaceuticals, Inc.’s  internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lexicon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lexicon Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexicon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 7, 2012
Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$186,309	$47,208
Short-term investments, including restricted investments of $430	95,383	163,903
Accounts receivable, net of allowances of $35	350	744
Prepaid expenses and other current assets	3,748	2,883
Total current assets	285,790	214,738
Property and equipment, net of accumulated depreciation and amortization of $80,535 and $80,323, respectively	46,417	53,427
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	205	619
Total assets	$430,512	$366,884
Liabilities and Equity
Current liabilities:
Accounts payable	$6,042	$3,159
Accrued liabilities	13,786	6,264
Current portion of deferred revenue	119	214
Current portion of long-term debt	1,443	1,138
Total current liabilities	21,390	10,775
Deferred revenue, net of current portion	14,212	14,212
Long-term debt	23,451	27,345
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	55,146	48,783
Total liabilities	132,944	119,860
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 480,389 and 337,566 shares issued, respectively	480	338
Additional paid-in capital	1,087,033	920,324
Accumulated deficit	(789,621)	(673,406)
Accumulated other comprehensive gain	21	5
Treasury stock, at cost, 218 and 158 shares, respectively	(345)	(237)
Total equity	297,568	247,024
Total liabilities and equity	$430,512	$366,884

The accompanying notes are an integral part of these consolidated financial statements.
Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Collaborative research	$1,632	$4,191	$9,334
Subscription and license fees	217	717	1,366
Total revenues	1,849	4,908	10,700
Operating expenses:
Research and development, including stock-based compensation of $3,249, $3,170 and $3,022, respectively	91,828	78,520	81,238
Increase in fair value of Symphony Icon, Inc. purchase liability	6,766	2,710	—
General and administrative, including stock-based compensation of $2,458, $2,308 and $2,252, respectively	17,350	19,396	19,418
Total operating expenses	115,944	100,626	100,656
Loss from operations	(114,095)	(95,718)	(89,956)
Gain on investments, net	—	141	1,173
Interest income	255	519	880
Interest expense	(2,528)	(2,719)	(2,966)
Other income (expense), net	153	(4,024)	(2,550)
Consolidated net loss before taxes	(116,215)	(101,801)	(93,419)
Income tax benefit	—	26	102
Consolidated net loss	(116,215)	(101,775)	(93,317)
Less: net loss attributable to Symphony Icon, Inc.	—	—	10,537
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(116,215)	$(101,775)	$(82,780)
Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.34)	$(0.34)	$(0.57)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	340,761	302,844	145,465

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Lexicon Pharmaceuticals, Inc. Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury		Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Gain	Stock	Total	Interest	Equity
Balance at December 31, 2008	136,797	$137	$672,838	$(487,395)	$—	$—	$185,580	$10,247	$195,827
Stock-based compensation	—	—	5,639	—	—	—	5,639	—	5,639
Grant of restricted stock	534	—	—	—	—	—	—	—	—
Issuance of common stock, net of fees	38,333	39	55,133	—	—	—	55,172	—	55,172
Exercise of common stock options	121	—	264	—	—	—	264	—	264
Repurchase of common stock	—	—	—	—	—	(88)	(88)	—	(88)
Net loss	—	—	—	(82,780)	—	—	(82,780)	(10,537)	(93,317)
Balance at December 31, 2009	175,785	176	733,874	(570,175)	—	(88)	163,787	(290)	163,497
Deconsolidation of Symphony Icon, Inc.	—	—	—	—	—	—	—	290	290
Cumulative-effect adjustment for adoption of new accounting principle	—	—	—	(1,456)	—	—	(1,456)	—	(1,456)
Stock-based compensation	—	—	5,116	—	—	—	5,116	—	5,116
Issuance of common stock, net of fees	161,770	162	181,312	—	—	—	181,474	—	181,474
Exercise of common stock options	11	—	22	—	—	—	22	—	22
Repurchase of common stock	—	—	—	—	—	(149)	(149)	—	(149)
Net loss	—	—	—	(101,775)	—	—	(101,775)	—	(101,775)
Unrealized gain on investments	—	—	—	—	5	—	5	—	5
Comprehensive loss							(101,770)		(101,770)
Balance at December 31, 2010	337,566	338	920,324	(673,406)	5	(237)	247,024	—	247,024
Stock-based compensation	—	—	5,707	—	—	—	5,707	—	5,707
Grant of stock in lieu of bonus	200	—	363	—	—	—	363	—	363
Issuance of common stock, net of fees	142,493	142	160,450	—	—	—	160,592	—	160,592
Exercise of common stock options	130	—	189	—	—	—	189	—	189
Repurchase of common stock	—	—	—	—	—	(108)	(108)	—	(108)
Net loss	—	—	—	(116,215)	—	—	(116,215)	—	(116,215)
Unrealized gain on investments	—	—	—	—	16	—	16	—	16
Comprehensive loss							(116,199)		(116,199)
Balance at December 31, 2011	480,389	$480	$1,087,033	$(789,621)	$21	$(345)	$297,568	$—	$297,568

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Consolidated net loss	$(116,215)	$(101,775)	$(93,317)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	4,887	5,394	6,159
Impairment of fixed assets	704	1,001	436
Amortization of Symphony Icon, Inc. purchase option	—	3,957	2,141
Change in fair value of Symphony Icon, Inc. purchase liability	6,766	2,710	—
Stock-based compensation	5,707	5,478	5,274
Net gain on auction rate securities ("ARS") and ARS Rights	—	(141)	(1,173)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	394	488	(247)
(Increase) decrease in prepaid expenses and other current assets	(865)	6,704	(869)
(Increase) decrease in other assets	414	(218)	104
Increase (decrease) in accounts payable and other liabilities	10,365	(5,238)	(2,794)
Decrease in deferred revenue	(95)	(728)	(4,730)
Net cash used in operating activities	(87,938)	(82,368)	(89,016)
Cash flows from investing activities:
Purchases of property and equipment	(1,206)	(1,132)	(369)
Proceeds from disposal of property and equipment	2,625	64	107
Purchases of investments held by Symphony Icon, Inc.	—	—	(4,250)
Maturities of investments held by Symphony Icon, Inc.	—	—	15,443
Acquisition of Symphony Icon, Inc., net of cash acquired	—	(5,561)	—
Purchases of investments	(108,092)	(155,856)	(59,955)
Maturities of investments	176,628	48,641	60,901
Net cash provided by (used in) investing activities	69,955	(113,844)	11,877
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	160,781	181,496	55,436
Repurchase of common stock	(108)	(149)	(88)
Proceeds from debt borrowings	—	11,377	38,592
Repayment of debt borrowings	(3,589)	(49,858)	(2,120)
Net cash provided by financing activities	157,084	142,866	91,820
Net increase (decrease) in cash and cash equivalents	139,101	(53,346)	14,681
Cash and cash equivalents at beginning of year	47,208	100,554	85,873
Cash and cash equivalents at end of year	$186,309	$47,208	$100,554

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,447	$2,424	$2,519
Cash received related to income taxes	$—	$26	$102

Supplemental disclosure of noncash investing and financing activities:
Unrealized gain on investments	$16	$5	$—
Intangible assets acquired with long-term liabilities	$—	$43,557	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2011 and 2010, short-term investments consist of U.S. treasury bills and certificates of deposit. The certificates of deposits are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Restricted Cash and Investments:  Lexicon is required to maintain restricted cash or investments to collateralize standby letters of credit for the lease on its office and laboratory facilities in Hopewell, New Jersey (see Note 11).  As of December 31, 2011 and 2010, restricted cash and investments were $0.4 million.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Concentration of Credit Risk: Lexicon's cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in the United States and Europe.  The Company has not experienced any significant credit losses to date.  In 2011, customers in the United States represented 100% of revenue.  In 2010, customers in the United States and Europe represented 94% and 6% of revenue, respectively.  In 2009, customers in the United States and Europe represented 75% and 25% of revenue, respectively. At December 31, 2011, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery of the functions and pharmaceutical utility of genes and the use of those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, government grants and contracts and compound library sales. In 2011, Taconic Farms, Inc., Texas A&M Institute for Genomic Medicine and United States Army Medical Research Acquisition Activity represented 46%, 20% and 20% of revenues, respectively.  In 2010, Taconic Farms and United States Army Medical Research Acquisition Activity represented 35% and 23% of revenues, respectively.  In 2009, Bristol-Myers Squibb Company, N.V. Organon and Taconic Farms represented 31%, 23% and 21% of revenues, respectively.

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

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2011, 2010 or 2009.

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

Research and Development Expenses: Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred.  Technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred. Substantial portions of the Company's preclinical and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the vendors and clinical site visits. The Company's estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Stock-Based Compensation:  The Company recognizes compensation expense in its statement of operations for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2011, stock-based compensation cost for all outstanding unvested options and restricted stock units was $9.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2011, 2010 and 2009, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2011:
Employees	88%	2.2%	5	0%
Officers and non-employee directors	78%	3.2%	8	0%
December 31, 2010:
Employees	86%	2.3%	5	0%
Officers and non-employee directors	80%	3.3%	8	0%
December 31, 2009:
Employees	78%	1.9%	5	0%
Officers and non-employee directors	77%	2.7%	8	0%

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, restricted stock units and warrants are not included because they are antidilutive.

Comprehensive Loss:  Comprehensive loss is comprised of net loss and unrealized gains and losses on available-for-sale securities.  Comprehensive loss is reflected in the consolidated statements of stockholders’ equity. There were unrealized gains of $16,000, $5,000 and none in the years ended December 31, 2011, 2010 and 2009, respectively.

3. Recent Accounting Pronouncements

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

4. Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2011 and 2010 are as follows:

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$186,309	$—	$—	$186,309
Securities maturing within one year:
Certificates of deposit	548	—	—	548
U.S. treasury securities	94,814	24	(3)	94,835
Total short-term investments	$95,362	$24	$(3)	$95,383
Total cash and cash equivalents and investments	$281,671	$24	$(3)	$281,692

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$47,207	$1	$—	$47,208
Securities maturing within one year:
Certificates of deposit	545	—	—	545
U.S. treasury securities	163,354	10	(6)	163,358
Total short-term investments	$163,899	$10	$(6)	$163,903
Total cash and cash equivalents and investments	$211,106	$11	$(6)	$211,111

There were no realized gains or losses for the years ended December 31, 2011, 2010 and 2009.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2011 and 2010.

	Assets and Liabilities at Fair Value
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$186,309	$—	$—	$186,309
Short-term investments	95,383	—	—	95,383
Total cash and cash equivalents and investments	$281,692	$—	$—	$281,692
Liabilities
Other long-term liabilities	$—	$—	$55,033	$55,033
Total liabilities	$—	$—	$55,033	$55,033

	Assets and Liabilities at Fair Value
	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$47,208	$—	$—	$47,208
Short-term investments	163,903	—	—	163,903
Total cash and cash equivalents and investments	$211,111	$—	$—	$211,111
Liabilities
Other long-term liabilities	$—	$—	$48,267	$48,267
Total liabilities	$—	$—	$48,267	$48,267

The Company did not have any Level 3 financial assets during the year ended December 31, 2011. In 2009 and 2010, Lexicon held auction rate securities and related rights that permitted Lexicon to require the investment bank that sold Lexicon the auction rate securities to purchase its auction rate securities at par value. On June 30, 2010, Lexicon exercised the rights and the investment bank purchased Lexicon's remaining auction rate securities at par value on July 1, 2010. The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the years ended December 31, 2009 and 2010.

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

Transfers between levels are recognized at the actual date of circumstance that caused the transfer. The Company's Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability in the accompanying consolidated statements of operations. During the years ended December 31, 2011 and 2010, the fair value of the Symphony Icon purchase consideration liability increased by $6.8 million and $2.7 million, respectively. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the years ended December 31, 2010 and 2011.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2009	$—
Purchase consideration liability resulting from the Symphony Icon acquisition	45,557
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	2,710
Balance at December 31, 2010	48,267
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	6,766
Balance at December 31, 2011	$55,033

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

6. Property and Equipment

Property and equipment at December 31, 2011 and 2010 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2011	2010
		(in thousands)
Computers and software	3-5	$10,986	$10,989
Furniture and fixtures	5-7	7,391	7,634
Laboratory equipment	3-7	37,030	38,135
Leasehold improvements	7-10	9,934	9,896
Buildings	15-40	58,947	63,532
Land	—	2,664	3,564
Total property and equipment		126,952	133,750
Less: Accumulated depreciation and amortization		(80,535)	(80,323)
Net property and equipment		$46,417	$53,427

During the years ended December 31, 2011 and 2010, the Company determined that one of its buildings was impaired and therefore recorded impairment losses of $800,000 and $900,000, respectively, which were recorded as research and development expense in the accompanying statements of operations. The fair value of the impaired building was estimated using sales prices in similar real estate sales and offers received from potential purchasers of the building. In June 2011, the Company sold this building with an immaterial additional loss on the sale.

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011		2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$195,810		$180,543
Research and development tax credits	34,611		31,399
Capitalized research and development	60,938		42,208
Stock-based compensation	11,843		10,730
Deferred revenue	5,008		5,041
Other	7,126		2,825
Total deferred tax assets	315,336		272,746
Deferred tax liabilities:
Deferred tax liability related to acquisition of Symphony Icon	(18,745)	—	(18,745)
Other	(343)		(412)
Total deferred tax liabilities	(19,088)		(19,157)
Less: valuation allowance	(314,993)		(272,334)
Net deferred tax liabilities	$(18,745)		$(18,745)

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

At December 31, 2011, Lexicon had both federal and state NOL carryforwards of approximately $541.6 million and $344.8 million, respectively.  The federal and state NOL carryforwards began to expire in 2011.  The Company has R&D tax credit carryforwards of approximately $34.6 million expiring beginning in 2012.  Utilization of the NOL and R&D credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  Based on the federal tax law limits and the Company’s cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2011, the valuation allowance increased $42.7 million, primarily due to the Company’s current year net loss.  Lexicon recorded income tax benefits of $0, $26,000 and $102,000 in the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011 and 2010, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2011 and 2010, the Company had no accruals for interest or penalties related to income tax matters.

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

9. Debt Obligations

Mortgage Loan: In April 2004, Lexicon purchased its existing laboratory and office buildings and animal facilities in The Woodlands, Texas with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. The mortgage had a principal balance of $24.9 million as of December 31, 2011. Net proceeds from the sale of the building as discussed in Note 6, "Property and Equipment," were used to pay down the mortgage principal in June 2011 in the amount of $2.4 million.  The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $58.9 million and $2.7 million, respectively, before accumulated depreciation, as of December 31, 2011.

The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

UBS Credit Line: In January 2009, Lexicon entered into a credit line agreement with UBS Bank USA that provided an uncommitted, demand, revolving line of credit. Lexicon entered into the credit line in connection with its acceptance of an offer from UBS AG, the investment bank that sold Lexicon its auction rate securities, providing Lexicon with rights to require UBS to purchase its auction rate securities at par value during the period from June 30, 2010 through July 2, 2012. On June 30, 2010, Lexicon exercised its rights and UBS purchased Lexicon's remaining $23.6 million of auction rate securities at par value on July 1, 2010. The credit line was secured only by these auction rate securities and advances under the credit line were made on a "no net cost" basis, meaning that the interest paid by Lexicon on advances did not exceed the interest or dividends paid to Lexicon by the issuer of the auction rate securities. The interest rate paid on the line of credit was less than the Company's estimated current incremental borrowing rate. On July 1, 2010, Lexicon repaid its remaining $16.0 million outstanding under this credit line with the proceeds from the UBS purchase of Lexicon's auction rate securities.

The following table includes the aggregate future principal payments of the Company’s long-term debt as of December 31, 2011:

For the Year Ending December 31
(in thousands)
2012	$1,443
2013	1,574
2014	21,877
Total debt	24,894
Less current portion	(1,443)
Total long-term debt	$23,451

10. Arrangements with Symphony Icon, Inc.

On June 15, 2007, Lexicon entered into a series of related agreements providing for the financing of the clinical development of certain of its drug candidates, including LX1031, LX1032 and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates (the “Programs”). The agreements included a Novated and Restated Technology License Agreement pursuant to which the Company licensed to Symphony Icon, Inc. a then wholly-

owned subsidiary of Symphony Icon Holdings LLC (“Holdings”), the Company's intellectual property rights related to the Programs. Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the Programs.
Under a Share Purchase Agreement, dated June 15, 2007, between the Company and Holdings, the Company issued and sold to Holdings 7,650,622 shares of its common stock on June 15, 2007 in exchange for $15 million and the Purchase Option (as defined below).
Under a Purchase Option Agreement, dated June 15, 2007, among the Company, Symphony Icon and Holdings, the Company received from Holdings an exclusive purchase option (the “Purchase Option”) that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. Lexicon originally calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million (calculated at the time of issuance) and the $15.0 million in cash received from Holdings for the issuance of the common stock. Lexicon recorded the value of the Purchase Option as an asset, and was amortizing this asset over the four-year option period. Upon the adoption of a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167) on January 1, 2010, $2.3 million of structuring and legal fees originally allocated to noncontrolling interest was allocated to the value of the Purchase Option. This resulted in a cumulative-effect adjustment to retained earnings of $1.5 million, representing the additional amortization expense that would have been recorded through December 31, 2009. The unamortized balance of $3.1 million was recorded in prepaid expenses and other current assets as of December 31, 2009. Upon the exercise of the Purchase Option on July 30, 2010 as discussed below, the remaining balance was amortized immediately. The amortization expense of $4.0 million and $2.1 million is recorded in other expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively.
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
Prior to January 1, 2010, Lexicon had determined that Symphony Icon was a variable interest entity for which it was the primary beneficiary. This determination was based on Holdings' lack of controlling rights with respect to Symphony Icon's activities and the limitation on the amount of expected residual returns Holdings could expect from Symphony Icon if Lexicon exercised its Purchase Option. Lexicon had determined it was a variable interest holder of Symphony Icon due to its contribution of the intellectual property relating to the Programs and its issuance of shares of its common stock in exchange for the Purchase Option. Lexicon had determined that it was a primary beneficiary as a result of certain factors, including its primary responsibility for the development of the Programs and its contribution of the intellectual property relating to the Programs. As a result, Lexicon included the financial condition and results of operations of Symphony Icon in its consolidated financial statements through December 31, 2009. The noncontrolling interest in Symphony Icon on Lexicon's consolidated balance sheet initially reflected the $45 million proceeds contributed into Symphony Icon less $2.3 million of structuring and legal fees. As the collaboration progressed, this line item was reduced by Symphony Icon's losses, which were $10.5 million for the year ended December 31, 2009. The reductions to the noncontrolling interest in Symphony Icon were reflected in Lexicon's consolidated statements of operations using a similar caption and reduced the amount of Lexicon's reported net loss.
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
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through December 31, 2011, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of operations. During the years ended December 31, 2011 and 2010, the fair value of the Symphony Icon purchase consideration liability increased by $6.8 million and $2.7 million, respectively.
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

11. Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement that expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligation of its subsidiary under this lease.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of December 31, 2011 and  2010.  Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $2.5 million, $2.5 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The following table includes non-cancelable, escalating future lease payments for the facility in New Jersey:

For the Year Ending December 31
(in thousands)
2012	$2,605
2013	1,324
Total	$3,929

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

12. Agreements with Invus, L.P. and Its Affiliates

In June 2007, Lexicon entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Invus, L.P. under which Invus, L.P. purchased 50,824,986 shares of the Company’s common stock in August 2007. In November 2011, Invus, L.P. and its affiliate Invus C.V. (collectively “Invus”) exercised their rights under the Securities Purchase Agreement to require Lexicon to conduct a pro rata rights offering to its stockholders. In December 2011, Lexicon completed the rights offering of 142,492,883 shares of its common stock at a price of $1.13 per share, resulting in net proceeds of $160.6 million, after offering expenses of $0.4 million. Invus and its affiliates purchased 115,044,247 of these shares, resulting in Invus and its affiliates owning greater than 50% of Lexicon's outstanding common stock. All of the net proceeds of this rights offering are reflected as issuance of common stock in the accompanying financial statements. The rights offering exercise price of $1.13 was less than the closing price of Lexicon's common stock on the last day of the offering period of $1.14; however, if considered a bonus element, this difference in price did not result in a change in earnings per share from what was originally reported in previous periods.

In connection with the Securities Purchase Agreement, Lexicon also entered into a Stockholders’ Agreement with Invus, L.P. under which Invus has specified rights with respect to designation of directors, participation in future equity issuances by the Company and certain consent rights.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 35,000,000 shares.  No more than 3,500,000 shares may be issued pursuant to awards other than stock options and stock appreciation rights.  As of December 31, 2011, an aggregate of 35,000,000 shares of common stock had been reserved for issuance, options to purchase 19,777,955 shares and 2,477,800 restricted stock units were outstanding, 4,451,082 shares had been issued upon the exercise of stock options and 740,300 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 1,200,000 shares.  As of December 31, 2011, an aggregate of 1,200,000 shares of common stock had been reserved for issuance, options to purchase 698,000 shares were outstanding, and none had been exercised under the Directors’ Plan.

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

As of December 31, 2011, an aggregate of 27,917 shares of common stock had been reserved for issuance, there were no options to purchase shares of common stock outstanding and 27,917 shares of common stock had been issued upon the exercise of stock options issued under the Coelacanth Plan.

Stock Option Activity:  The following is a summary of option activity under Lexicon’s stock option plans:

	2011		2010		2009
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	19,598	$3.46	17,346	$4.16	16,898	$5.13
Granted	2,974	1.80	4,928	1.87	4,864	1.44
Exercised	(130)	1.46	(11)	2.15	(121)	2.18
Expired	(1,662)	8.50	(1,912)	6.40	(3,372)	5.66
Forfeited	(304)	1.76	(753)	1.76	(923)	2.46
Outstanding at end of year	20,476	2.84	19,598	3.46	17,346	4.16
Exercisable at end of year	13,940	$3.34	11,845	$4.54	10,462	$5.69

The weighted average estimated grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 were $1.36, $1.40 and $1.04, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 were $63,000, $1,100 and $600, respectively.  The weighted average remaining contractual term of options outstanding and exercisable was 6.3 and 5.3 years, respectively, as of December 31, 2011.  At December 31, 2011, the aggregate intrinsic value of the outstanding options and the exercisable options was $14,000 and $14,000, respectively.

The following is a summary of the nonvested options as of December 31, 2011, and changes during the year then ended, under Lexicon’s stock option plans:

	Options	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at beginning of year	7,753	$1.32
Granted	2,974	1.36
Vested	(3,887)	1.35
Forfeited	(304)	1.21
Nonvested at end of year	6,536	$1.33

Stock Bonus and Restricted Stock Unit Activity:

During the year ended December 31, 2011, Lexicon granted its officers 200,277 shares of stock bonus awards in lieu of cash bonus awards. The stock bonus awards had a weighted average grant date fair value of $1.81 per share and vested immediately.

During the year ended December 31, 2011, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2010	—	$—
Granted	2,196	1.81
Forfeited	(69)	1.81
Nonvested at December 31, 2011	2,127	$1.81

During the year ended December 31, 2010, Lexicon granted certain employees restricted stock units with a performance condition. The shares subject to the restricted stock units granted in 2010 vest upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of performance-based restricted stock units activity under Lexicon's stock-based compensation plans for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2010	361	$1.90
Forfeited	(11)	1.90
Nonvested at December 31, 2011	350	$1.90

Warrants

In connection with the acquisition of Coelacanth in July 2001, Lexicon assumed Coelacanth’s outstanding warrants to purchase 25,169 shares of common stock.  The warrants expired on March 31, 2009.  The fair value of the warrants was included in the total purchase price for the acquisition.

Aggregate Shares Reserved for Issuance

As of December 31, 2011, an aggregate of 22,953,755 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 8,054,863 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

15. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $583,000, $642,000 and $614,000 in the years ended December 31, 2011, 2010 and 2009, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

The upfront payment of $36.0 million was not related to a deliverable with standalone value at inception, and Lexicon accounted for the entire agreement with Bristol-Myers Squibb as a single unit of accounting.  Milestone payments received are in consideration for additional performance.  Therefore, Lexicon recognizes revenue from such milestone payments upon achievement of the milestones. Revenue recognized under this agreement was $1.7 million for the year ended December 31, 2009.

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

The upfront payment of $22.5 million was not related to a deliverable with standalone value at inception, and Lexicon accounted for the entire agreement with Organon as a single unit of accounting.  Revenue from the upfront payment was recognized on a straight-line basis over the four-year period that Lexicon performed its obligations under the target function discovery portion of the alliance.  Revenue from the research funding fees was recognized as Lexicon performed its obligations under the target function discovery portion of the alliance, reflecting the gross amount billed to Organon on the basis of shared costs during the period.  Milestone payments received are in consideration for additional performance.  Therefore, Lexicon recognizes revenue from such milestone payments upon achievement of the milestones. Revenue recognized under this agreement was $0.2 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively.

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

Under the terms of the award, Lexicon is responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016.  Lexicon will obtain credits based on funding received by TIGM and certain related parties from sources other than the State of Texas that it may offset against its potential liability for any job creation shortfalls.  Lexicon will also obtain credits against future jobs commitment liabilities for any surplus jobs it creates.  Subject to these credits, if Lexicon fails to create the specified number of jobs, the state may require Lexicon to repay $2,415 for each job Lexicon falls short beginning in 2013.  Lexicon’s maximum aggregate exposure for such payments, if Lexicon fails to create any new jobs, is approximately $14.2 million, without giving effect to any credits to which Lexicon may be entitled.  Lexicon has recorded this obligation as deferred revenue in the accompanying consolidated balance sheets.  The Texas A&M University System, together with TIGM, has independent job creation obligations and is obligated for an additional period to maintain an aggregate of 5,000 jobs, inclusive of those Lexicon creates.

Taconic Farms.  Lexicon established a collaboration with Taconic Farms, Inc. in November 2005 for the marketing, distribution and licensing of certain lines of knockout mice and entered into an expanded collaboration with Taconic in July 2009 that expired in July 2010.  Under the terms of the collaboration, Lexicon is presently making available through Taconic more than 3,600 distinct lines of knockout mice, and in some cases, phenotypic data relating to such lines of knockout mice, for use by pharmaceutical and biotechnology companies, academic and non-profit institutions and other researchers.  Lexicon receives license fees and royalties from payments received by Taconic from customers obtaining access to knockout mice and any related phenotypic data.  The Company received payments totaling $5.9 million through December 31, 2011.  Revenue recognized under these agreements was $0.8 million, $1.7 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Bristol-Myers Squibb.  Lexicon entered into drug target validation agreements with Bristol-Myers Squibb Company in December 2004, January 2006, October 2006, November 2007 and February 2009, under which Lexicon is developing mice and phenotypic data for certain genes requested by Bristol-Myers Squibb under those agreements.  The collaboration term under each of these agreements will expire after the final phenotypic data set has been delivered by Lexicon under that agreement.  The Company received payments totaling $10.6 million under these agreements through December 31, 2011.  Revenue recognized under these agreements was $40,000, $0.4 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

17. Selected Quarterly Financial Data

The table below sets forth certain unaudited statements of operations data, and net loss per common share data, for each quarter of 2011 and 2010:

(in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
		(Unaudited)
2011
Revenues	$596	$555	$355	343
Loss from operations	$(29,136)	$(25,926)	$(25,691)	(33,342)
Consolidated net loss	$(29,629)	$(26,638)	$(26,103)	(33,845)
Consolidated net loss per common share, basic and diluted	$(0.09)	$(0.08)	$(0.08)	(0.10)
Shares used in computing consolidated net loss per common share	337,527	337,668	337,678	350,069
2010
Revenues	$1,641	$1,233	$781	$1,253
Loss from operations	$(24,966)	$(24,074)	$(24,253)	$(22,425)
Consolidated net loss	$(26,070)	$(25,193)	$(27,513)	$(22,999)
Consolidated net loss per common share, basic and diluted	$(0.13)	$(0.07)	$(0.08)	$(0.07)
Shares used in computing consolidated net loss per common share	197,239	337,404	337,404	337,407