Form 10-Q
period 2012-03-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2012-05-03
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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

As of May 1, 2012, 480,656,570 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2012	2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$29,010	$186,309
Short-term investments, including restricted investments of $430	224,646	95,383
Accounts receivable, net of allowances of $35	186	350
Prepaid expenses and other current assets	5,143	3,748
Total current assets	258,985	285,790
Property and equipment, net of accumulated depreciation and amortization of $81,654 and $80,535, respectively	45,526	46,417
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	181	205
Total assets	$402,792	$430,512
Liabilities and Equity
Current liabilities:
Accounts payable	$5,324	$6,042
Accrued liabilities	13,710	13,786
Current portion of deferred revenue	421	119
Current portion of long-term debt	1,478	1,443
Total current liabilities	20,933	21,390
Deferred revenue, net of current portion	13,910	14,212
Long-term debt	23,063	23,451
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	57,170	55,146
Total liabilities	133,821	132,944
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 480,942 and 480,389 shares issued, respectively	481	480
Additional paid-in capital	1,088,666	1,087,033
Accumulated deficit	(819,489)	(789,621)
Accumulated other comprehensive gain (loss)	(57)	21
Treasury stock, at cost, 380 and 218 shares, respectively	(630)	(345)
Total equity	268,971	297,568
Total liabilities and equity	$402,792	$430,512

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Collaborative research	$152	$516
Subscription and license fees	148	80
Total revenues	300	596
Operating expenses:
Research and development, including stock-based compensation of $1,037 and $839, respectively	23,037	23,921
Increase in fair value of Symphony Icon, Inc. purchase liability	2,081	1,058
General and administrative, including stock-based compensation of $681 and $633, respectively	4,565	4,753
Total operating expenses	29,683	29,732
Loss from operations	(29,383)	(29,136)
Interest income	56	87
Interest expense	(537)	(607)
Other income (expense), net	(4)	27
Consolidated net loss	$(29,868)	$(29,629)
Consolidated net loss per common share, basic and diluted	$(0.06)	$(0.09)
Shares used in computing consolidated net loss per common share, basic and diluted	480,324	337,527

Other comprehensive loss:
Unrealized gain (loss) on investments	(78)	35
Comprehensive loss	$(29,946)	$(29,594)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2010	337,566	$338	$920,324	$(673,406)	$5	$(237)	$247,024
Stock-based compensation	—	—	1,472	—	—	—	1,472
Issuance of common stock under Equity Incentive Plans	309	—	523	—	—	—	523
Repurchase of common stock	—	—	—	—	—	(108)	(108)
Net loss	—	—	—	(29,629)	—	—	(29,629)
Unrealized gain on investments	—	—	—	—	35	—	35
Balance at March 31, 2011	337,875	$338	$922,319	$(703,035)	$40	$(345)	$219,317

Balance at December 31, 2011	480,389	$480	$1,087,033	$(789,621)	$21	$(345)	$297,568
Stock-based compensation	—	—	1,718	—	—	—	1,718
Issuance of common stock under Equity Incentive Plans	553	1	51	—	—	—	52
Other	—	—	(136)	—	—	—	(136)
Repurchase of common stock	—	—	—	—	—	(285)	(285)
Net loss	—	—	—	(29,868)	—	—	(29,868)
Unrealized loss on investments	—	—	—	—	(78)	—	(78)
Balance at March 31, 2012	480,942	$481	$1,088,666	$(819,489)	$(57)	$(630)	$268,971

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(29,868)	$(29,629)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	1,125	1,307
Impairment of fixed assets	—	769
Increase in fair value of Symphony Icon, Inc. purchase liability	2,081	1,058
Stock-based compensation	1,718	1,472
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	164	(87)
Increase in prepaid expenses and other current assets	(1,395)	(565)
Decrease in other assets	24	315
Increase (decrease) in accounts payable and other liabilities	(851)	3,849
Decrease in deferred revenue	—	(29)
Net cash used in operating activities	(27,002)	(21,540)
Cash flows from investing activities:
Purchases of property and equipment	(234)	(507)
Proceeds from disposal of property and equipment	—	43
Purchases of investments	(151,776)	(33,895)
Maturities of investments	22,435	29,041
Net cash used in investing activities	(129,575)	(5,318)
Cash flows from financing activities:
Proceeds from issuance of common stock	52	160
Repurchase of common stock	(285)	(108)
Repayment of debt borrowings	(353)	(284)
Other financing activities	(136)	—
Net cash used in financing activities	(722)	(232)
Net decrease in cash and cash equivalents	(157,299)	(27,090)
Cash and cash equivalents at beginning of period	186,309	47,208
Cash and cash equivalents at end of period	$29,010	$20,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$516	$584

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$(78)	$35

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

2.      Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period and excludes shares underlying stock options and restricted stock units because they are antidilutive.  There are no differences between basic and diluted net loss per share for all periods presented.

3.      Stock-Based Compensation

The Company recorded $1.7 million and $1.5 million of stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2012 and 2011:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2012:
Employees	92%	0.8%	5	0%
Officers and non-employee directors	80%	1.6%	8	0%
March 31, 2011:
Employees	88%	2.2%	5	0%
Officers and non-employee directors	78%	3.2%	8	0%

The following is a summary of option activity under Lexicon’s stock-based compensation for the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2011	20,476	$2.84
Granted	3,032	1.80
Exercised	(35)	1.43
Expired	(726)	8.57
Forfeited	(210)	1.77
Outstanding at March 31, 2012	22,537	2.53
Exercisable at March 31, 2012	14,582	$2.94

During the three months ended March 31, 2012, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2011	2,127	$1.81
Granted	2,390	1.80
Vested	(518)	1.81
Forfeited	(227)	1.81
Nonvested at March 31, 2012	3,772	$1.80
During 2010, Lexicon granted certain employees restricted stock units with a performance condition. The shares subject to the restricted stock units granted in 2010 vest upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of performance-based restricted stock units activity under Lexicon's stock-based compensation plans for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2011	350	$1.90
Forfeited	(5)	1.90
Nonvested at March 31, 2012	345	$1.90

4.      Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income”, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. This pronouncement should be applied retrospectively for fiscal years beginning after December 15, 2011, with early adoption permitted. Lexicon adopted this pronouncement in 2012 and there was no material impact to its consolidated results of operations and financial condition.

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2012 and December 31, 2011 are as follows:

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$29,010	$—	$—	$29,010
Securities maturing within one year:
Certificates of deposit	548	—	—	548
U.S. treasury securities	224,155	3	(60)	224,098
Total short-term investments	$224,703	$3	$(60)	$224,646
Total cash and cash equivalents and investments	$253,713	$3	$(60)	$253,656

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$186,309	$—	$—	$186,309
Securities maturing within one year:
Certificates of deposit	548	—	—	548
U.S. treasury securities	94,814	24	(3)	94,835
Total short-term investments	$95,362	$24	$(3)	$95,383
Total cash and cash equivalents and investments	$281,671	$24	$(3)	$281,692

There were no realized gains or losses for the three months ended March 31, 2012 and 2011. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of March 31, 2012 and December 31, 2011.

	Assets and Liabilities at Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$29,010	$—	$—	$29,010
Short-term investments	224,646	—	—	224,646
Total cash and cash equivalents and investments	$253,656	$—	$—	$253,656
Liabilities
Other long-term liabilities	$—	$—	$57,114	$57,114
Total liabilities	$—	$—	$57,114	$57,114

	Assets and Liabilities at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$186,309	$—	$—	$186,309
Short-term investments	95,383	—	—	95,383
Total cash and cash equivalents and investments	$281,692	$—	$—	$281,692
Liabilities
Other long-term liabilities	$—	$—	$55,033	$55,033
Total liabilities	$—	$—	$55,033	$55,033

The Company's Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the three months ended March 31, 2012 and 2011.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2011	$55,033
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	2,081
Balance at March 31, 2012	$57,114

Balance at December 31, 2010	$48,267
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,058
Balance at March 31, 2011	$49,325
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

7.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $24.5 million as of March 31, 2012. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

8.      Arrangements with Symphony Icon, Inc.

On June 15, 2007, Lexicon entered into a series of related agreements providing for the financing of the clinical development of certain of its drug candidates, including LX1032 and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates (the “Programs”). The agreements included a Novated and Restated Technology License Agreement pursuant to which the Company licensed to Symphony Icon, a then wholly-owned subsidiary of Symphony Icon Holdings LLC (“Holdings”), the Company's intellectual property rights related to the Programs. Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the Programs.

Under a Share Purchase Agreement, dated June 15, 2007, between the Company and Holdings, the Company issued and sold to Holdings 7,650,622 shares of its common stock on June 15, 2007 in exchange for $15 million and an exclusive purchase Option (the "Purchase Option") that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. On July 30, 2010, Lexicon entered into an Amended and Restated Purchase Option Agreement with Symphony Icon and Holdings and simultaneously exercised the Purchase Option, thereby reacquiring the Programs. Pursuant to the amended terms of the Purchase Option, Lexicon paid Holdings $10 million and agreed to make up to $80 million in additional base and contingent payments.

The base payments will be in an amount equal to $50 million less 50% of the expenses Lexicon incurs after its exercise of the Purchase Option for the development of LX1032, LX1033 and other pharmaceutical compositions modulating the same target as those drug candidates (the “LG103 Programs”), subject to certain exceptions and up to an aggregate reduction of $15 million. The base payments are payable in Lexicon's discretion at any time before July 30, 2013.

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

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million at the date of acquisition and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the three months ended March 31, 2012 and 2011, the fair value of the Symphony Icon purchase consideration liability increased by $2.1 million and $1.1 million, respectively.

9.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  The lease provides for two five-year renewal options at 95% of the fair market rent and includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $3.3 million without taking into account the exercise of the renewal options. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million in restricted investments as collateral as of March 31, 2012 and December 31, 2011.  Additionally, Lexicon leases certain equipment under operating leases.

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

10.      Collaboration and License Agreements

Lexicon has derived substantially all of its revenues from drug discovery and development collaborations, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts, technology licenses, subscriptions to its databases and compound library sales. Revenues generated from third parties under collaborative arrangements are recorded on a gross basis on the consolidated statements of comprehensive loss as Lexicon is the principal participant for these transactions for the purpose of accounting for these arrangements.

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

Since our inception, we have incurred significant losses and, as of March 31, 2012, we had an accumulated deficit of $819.5 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with our drug discovery and development programs. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2012	2011
Total revenues	$0.3	$0.6
Dollar decrease	$(0.3)
Percentage decrease	(50)%

•
Collaborative research – Revenue from collaborative research for the three months ended March 31, 2012 decreased 71% to $0.2 million, as compared to the corresponding period in 2011, primarily due to reduced revenues from the United States Army Medical Research Acquisition Activity and our alliance with Taconic Farms.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended March 31, 2012 increased 85%, as compared to the corresponding period in 2011, primarily due to an increase in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2012	2011
Total research and development expense	$23.0	$23.9
Dollar decrease	$(0.9)
Percentage decrease	(4)%
Research and development expenses consist primarily of third-party and other services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, and stock-based compensation expenses.

•
Third-party and other services – Third-party and other services for the three months ended March 31, 2012 increased 18% to $8.9 million, as compared to the corresponding period in 2011, primarily due to an increase in external preclinical and clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•
 Personnel – Personnel costs for the three months ended March 31, 2012 decreased 12% to $8.0 million, as compared to the corresponding period in 2011, primarily due to reductions in our personnel in February 2011 and January 2012. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2012 decreased 29% to $3.0 million, as compared to the corresponding period in 2011, primarily due to an impairment of buildings due to excess capacity in 2011.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2012 increased 24% to $1.0 million, as compared to the corresponding period in 2011.

•
Laboratory supplies – Laboratory supplies expense for the three months ended March 31, 2012 decreased 27% to $0.9 million, as compared to the corresponding period in 2011, primarily due to reductions in early-stage research activities.

•	Other – Other costs for the three months ended March 31, 2012 increased 21% to $1.3 million, as compared to the corresponding period in 2011.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $2.1 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively (see Note 8, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2012	2011
Total general and administrative expense	$4.6	$4.8
Dollar decrease	$(0.2)
Percentage decrease	(4)%
General and administrative expenses consist primarily of salaries and other personnel-related expenses, professional fees such as legal fees, facility and equipment costs, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended March 31, 2012 decreased 3% to $2.4 million, as compared to the corresponding period in 2011, principally due to reductions in our personnel in February 2011 and January 2012. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2012 increased 8% to $0.7 million, as compared to the corresponding period in 2011.

•	Professional fees – Professional fees for the three months ended March 31, 2012 were $0.7 million, consistent with the corresponding period in 2011.

•	Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2012 decreased 11% to $0.5 million, as compared to the corresponding period in 2011.

•	Other – Other costs for the three months ended March 31, 2012 decreased 24% to $0.3 million, as compared to the corresponding period in 2011.

Interest Income and Interest Expense

Interest Income.  Interest income for the three months ended March 31, 2012 was $0.1 million, consistent with the corresponding period in 2011.

Interest Expense.  Interest expense for the three months ended March 31, 2012 decreased 12% to $0.5 million, as compared to the corresponding period in 2011.

Consolidated Net Loss and Consolidated Net Loss per Common Share

Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $29.9 million in the three months ended March 31, 2012 from $29.6 million in the corresponding period in 2011. Consolidated net loss per common share decreased to $0.06 in the three months ended March 31, 2012 from $0.09 in the corresponding period in 2011.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through March 31, 2012, we had received net proceeds of $947.8 million from issuances of common and preferred stock. In addition, from our inception through March 31, 2012, we received $455.6 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $441.7 million had been recognized as revenues through March 31, 2012.
As of March 31, 2012, we had $253.7 million in cash, cash equivalents and investments. As of December 31, 2011, we had $281.7 million in cash, cash equivalents and investments. We used cash of $27.0 million in operations in the three months ended March 31, 2012. This consisted primarily of the consolidated net loss for the period of $29.9 million and a net increase in other operating assets net of liabilities of $2.1 million, partially offset by non-cash charges of $2.1 million related to the increase in fair value of the Symphony Icon purchase liability, $1.7 million related to stock-based compensation expense and $1.1 million related to depreciation expense. Investing activities used cash of $129.6 million in the three months ended March 31, 2012, primarily due to net purchases of investments of $129.3 million and purchases of property and equipment of $0.2 million. Financing activities used cash of $0.7 million primarily due to repayment of debt borrowings of $0.4 million and repurchase of common stock of $0.3 million.
Symphony Drug Development Financing Agreements. In June 2007, we entered into a series of related agreements providing for the financing of the clinical development of certain drug programs, including LX1032 and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates. Under the financing arrangement, we licensed to Symphony Icon, Inc., a then wholly-owned subsidiary of Symphony Icon Holdings LLC, our intellectual property rights related to the programs and Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs. We also issued and sold to Holdings shares of our common stock in exchange for $15 million and received an exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs.
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
The base payments will be in an amount equal to $50 million less 50% of the expenses we incur after our exercise of the purchase option for the development of LX1032, LX1033 and other pharmaceutical compositions modulating the same target as those drug candidates, which we refer to as the “LG103 programs,” subject to certain exceptions and up to an aggregate reduction of $15 million. The base payments are payable in our discretion at any time before July 30, 2013.
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
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. The mortgage had a principal balance outstanding of $24.5 million as of March 31, 2012. In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey. The term of the lease extends until June 30, 2013. The lease provides for an escalating yearly base rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. We are the guarantor of the obligations of our subsidiary under the lease.
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

We had approximately $253.7 million in cash and cash equivalents and short-term investments as of March 31, 2012. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
We have operated primarily in the United States and substantially all revenues to date have been in U.S. dollars. Accordingly, we have not had any material exposure to foreign currency rate fluctuations.
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

•	We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

•	Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

Risks Related to Discovery and Development of Our Drug Candidates

•	We have not proven our ability to successfully develop and commercialize drug candidates based on our drug target discoveries.

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

•	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate product revenues.

•	If we are unable to obtain adequate coverage and reimbursement from third-party payors for any products that we may develop, our revenues and prospects for profitability will suffer.

•	Current and future healthcare laws and regulations may negatively affect our revenues and prospects for profitability.

•	Our competitors may develop products that make our products obsolete.

•	We may not be able to manufacture our drug candidates in commercial quantities, which would prevent us from commercializing our drug candidates.

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

Risks Related to Our Common Stock

•
Invus, L.P., Invus C.V., which we collectively refer to as Invus, and their affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

•	Invus has additional rights under our stockholders' agreement with Invus, L.P. which provides Invus with substantial influence over certain significant corporate matters.

•	Our stock price may be extremely volatile.

•	We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

•	Future sales of our common stock may depress our stock price.

•	If we are unable to meet Nasdaq continued listing requirements, Nasdaq may take action to delist our common stock.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2012	17,680	(1)	$1.49	(2)	—	—
February 1-29, 2012	145,105	(1)	$1.78	(2)	—	—
March 1-31, 2012	—		$—		—	—

(1)
Represents shares retained by us in satisfaction of the tax withholding obligations of certain recipients of restricted stock units granted in February 2011 under our Equity Incentive Plan with respect to the vesting of such restricted stock units.

(2)
Represents the market price of our common stock on the date of vesting of such restricted stock units, calculated in accordance with the process for determination of fair market value under our Equity Incentive Plan.

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

Lexicon Pharmaceuticals, Inc.

Date:	May 3, 2012	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	May 3, 2012	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document