Form 10-Q
period 2012-06-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2012-08-02
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, 494,336,148 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2012	2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$33,779	$186,309
Short-term investments, including restricted investments of $430	197,734	95,383
Accounts receivable, net of allowances of $35	182	350
Prepaid expenses and other current assets	6,582	3,748
Total current assets	238,277	285,790
Property and equipment, net of accumulated depreciation and amortization of $82,576 and $80,535, respectively	44,526	46,417
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	157	205
Total assets	$381,060	$430,512
Liabilities and Equity
Current liabilities:
Accounts payable	$4,579	$6,042
Accrued liabilities	15,045	13,786
Current portion of deferred revenue	421	119
Current portion of long-term debt	1,510	1,443
Total current liabilities	21,555	21,390
Deferred revenue, net of current portion	13,910	14,212
Long-term debt	22,678	23,451
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	59,276	55,146
Total liabilities	136,164	132,944
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 481,168 and 480,389 shares issued, respectively	481	480
Additional paid-in capital	1,090,485	1,087,033
Accumulated deficit	(845,420)	(789,621)
Accumulated other comprehensive gain (loss)	(20)	21
Treasury stock, at cost, 380 and 218 shares, respectively	(630)	(345)
Total equity	244,896	297,568
Total liabilities and equity	$381,060	$430,512

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Collaborative research	$199	$461	$351	$977
Subscription and license fees	—	94	148	174
Total revenues	199	555	499	1,151
Operating expenses:
Research and development, including stock-based compensation of $915, $818, $1,952 and $1,657, respectively	19,355	20,145	42,392	44,066
Increase in fair value of Symphony Icon, Inc. purchase liability	2,162	1,804	4,243	2,862
General and administrative, including stock-based compensation of $680, $632, $1,361 and $1,265, respectively	4,162	4,532	8,727	9,285
Total operating expenses	25,679	26,481	55,362	56,213
Loss from operations	(25,480)	(25,926)	(54,863)	(55,062)
Interest income	58	68	114	155
Interest expense	(530)	(810)	(1,067)	(1,417)
Other income, net	21	30	17	57
Consolidated net loss	$(25,931)	$(26,638)	$(55,799)	$(56,267)
Consolidated net loss per common share, basic and diluted	$(0.05)	$(0.08)	$(0.12)	$(0.17)
Shares used in computing consolidated net loss per common share, basic and diluted	480,634	337,668	480,479	337,598

Other comprehensive loss:
Unrealized gain (loss) on investments	37	31	(41)	66
Comprehensive loss	$(25,894)	$(26,607)	$(55,840)	$(56,201)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2010	337,566	$338	$920,324	$(673,406)	$5	$(237)	$247,024
Stock-based compensation	—	—	2,922	—	—	—	2,922
Issuance of common stock under Equity Incentive Plans	329	—	551	—	—	—	551
Repurchase of common stock	—	—	—	—	—	(108)	(108)
Net loss	—	—	—	(56,267)	—	—	(56,267)
Unrealized gain on investments	—	—	—	—	66	—	66
Balance at June 30, 2011	337,895	$338	$923,797	$(729,673)	$71	$(345)	$194,188

Balance at December 31, 2011	480,389	$480	$1,087,033	$(789,621)	$21	$(345)	$297,568
Stock-based compensation	—	—	3,313	—	—	—	3,313
Issuance of common stock under Equity Incentive Plans	779	1	275	—	—	—	276
Other	—	—	(136)	—	—	—	(136)
Repurchase of common stock	—	—	—	—	—	(285)	(285)
Net loss	—	—	—	(55,799)	—	—	(55,799)
Unrealized loss on investments	—	—	—	—	(41)	—	(41)
Balance at June 30, 2012	481,168	$481	$1,090,485	$(845,420)	$(20)	$(630)	$244,896

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(55,799)	$(56,267)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	2,219	2,571
Impairment of fixed assets	—	785
Increase in fair value of Symphony Icon, Inc. purchase liability	4,243	2,862
Stock-based compensation	3,313	2,922
Changes in operating assets and liabilities:
Decrease in accounts receivable	168	239
Increase in prepaid expenses and other current assets	(2,834)	(991)
Decrease in other assets	48	366
Increase (decrease) in accounts payable and other liabilities	(317)	2,360
Decrease in deferred revenue	—	(76)
Net cash used in operating activities	(48,959)	(45,229)
Cash flows from investing activities:
Purchases of property and equipment	(329)	(815)
Proceeds from disposal of property and equipment	1	2,516
Purchases of investments	(151,776)	(64,126)
Maturities of investments	49,384	83,609
Net cash provided by (used in) investing activities	(102,720)	21,184
Cash flows from financing activities:
Proceeds from issuance of common stock	276	188
Repurchase of common stock	(285)	(108)
Repayment of debt borrowings	(706)	(2,915)
Other financing activities	(136)	—
Net cash used in financing activities	(851)	(2,835)
Net decrease in cash and cash equivalents	(152,530)	(26,880)
Cash and cash equivalents at beginning of period	186,309	47,208
Cash and cash equivalents at end of period	$33,779	$20,328

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,029	$1,385

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$(41)	$66

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

3.      Stock-Based Compensation

The Company recorded $1.6 million and $1.5 million of stock-based compensation expense for the three months ended June 30, 2012 and 2011, respectively, and $3.3 million and $2.9 million of stock-based compensation expense for the six months ended June 30, 2012 and 2011, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2012 and 2011:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2012:
Employees	92%	0.8%	5	—%
Officers and non-employee directors	80%	1.6%	8	—%
June 30, 2011:
Employees	88%	2.2%	5	—%
Officers and non-employee directors	78%	3.2%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation for the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2011	20,476	$2.84
Granted	3,231	1.79
Exercised	(167)	1.65
Expired	(855)	7.87
Forfeited	(221)	1.77
Outstanding at June 30, 2012	22,464	2.52
Exercisable at June 30, 2012	15,028	$2.88

During the six months ended June 30, 2012, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2011	2,127	$1.81
Granted	2,390	1.80
Vested	(518)	1.81
Forfeited	(247)	1.81
Nonvested at June 30, 2012	3,752	$1.80
During 2010, Lexicon granted certain employees restricted stock units with a performance condition. The shares subject to the restricted stock units granted in 2010 vest upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of performance-based restricted stock units activity under Lexicon's stock-based compensation plans for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2011	350	$1.90
Forfeited	(5)	1.90
Nonvested at June 30, 2012	345	$1.90

4.      Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, “Presentation of Comprehensive Income”, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of stockholders' equity. The amendments in this standard require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. This pronouncement should be applied retrospectively for fiscal years beginning after December 15, 2011, with early adoption permitted. Lexicon adopted this pronouncement in 2012 and there was no material impact to its consolidated results of operations and financial condition.

In July 2012, the FASB issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment", which amends FASB ASC Topic 350. ASU 2012-02 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports the conclusion that it is more likely than not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Management does not expect the adoption of this standard to have a material impact on Lexicon's consolidated financial statements.

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2012 and December 31, 2011 are as follows:

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$33,779	$—	$—	$33,779
Securities maturing within one year:
Certificates of deposit	548	—	—	548
U.S. treasury securities	197,206	6	(26)	197,186
Total short-term investments	$197,754	$6	$(26)	$197,734
Total cash and cash equivalents and investments	$231,533	$6	$(26)	$231,513

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$186,309	$—	$—	$186,309
Securities maturing within one year:
Certificates of deposit	548	—	—	548
U.S. treasury securities	94,814	24	(3)	94,835
Total short-term investments	$95,362	$24	$(3)	$95,383
Total cash and cash equivalents and investments	$281,671	$24	$(3)	$281,692

There were no realized gains or losses for the six months ended June 30, 2012, and no realized gains or loss for the six months ended June 30, 2011. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of June 30, 2012 and December 31, 2011.

	Assets and Liabilities at Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$33,779	$—	$—	$33,779
Short-term investments	197,734	—	—	197,734
Total cash and cash equivalents and investments	$231,513	$—	$—	$231,513
Liabilities
Other long-term liabilities	$—	$—	$59,276	$59,276
Total liabilities	$—	$—	$59,276	$59,276

	Assets and Liabilities at Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$186,309	$—	$—	$186,309
Short-term investments	95,383	—	—	95,383
Total cash and cash equivalents and investments	$281,692	$—	$—	$281,692
Liabilities
Other long-term liabilities	$—	$—	$55,033	$55,033
Total liabilities	$—	$—	$55,033	$55,033

The Company's Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the six months ended June 30, 2012 and 2011.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2011	$55,033
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	4,243
Balance at June 30, 2012	$59,276

Balance at December 31, 2010	$48,267
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	2,862
Balance at June 30, 2011	$51,129
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

7.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $24.2 million as of June 30, 2012. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

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

Under a Share Purchase Agreement, dated June 15, 2007, between the Company and Holdings, the Company issued and sold to Holdings 7,650,622 shares of its common stock on June 15, 2007 in exchange for $15 million and an exclusive purchase option (the "Purchase Option") that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. On July 30, 2010, Lexicon entered into an Amended and Restated Purchase Option Agreement with Symphony Icon and Holdings and simultaneously exercised the Purchase Option, thereby reacquiring the Programs. Pursuant to the amended terms of the Purchase Option, Lexicon paid Holdings $10 million on July 30, 2010 and issued 13,237,519 shares of common stock to designees of Holdings on July 30, 2012 in satisfaction of an additional $35 million base payment obligation.

Lexicon also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration Lexicon receives pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize LX1032, LX1033 or other pharmaceutical compositions modulating the same target as those drug candidates (the “LG103 Programs”), subject to certain exceptions. The contingent payments will be due if and when Lexicon receives such consideration from a Licensing Transaction. In the event Lexicon receives regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon will pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which are attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon makes any such payment upon United States regulatory approval, Lexicon will have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval.

The contingent payments may be paid in cash or a combination of cash and common stock, in Lexicon's discretion, provided that no more than 50% of any contingent payment will be paid in common stock.

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million at the date of acquisition and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through June 30, 2012, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the six months ended June 30, 2012 and 2011, the fair value of the Symphony Icon purchase consideration liability increased by $4.2 million and $2.9 million, respectively.

9.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2013.  Rent expense is recognized on a straight-line basis over the original lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $2.6 million. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of June 30, 2012 and December 31, 2011, respectively.  Additionally, Lexicon leases certain equipment under operating leases.

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

Since our inception, we have incurred significant losses and, as of June 30, 2012, we had an accumulated deficit of $845.4 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with our drug discovery and development programs. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$0.2	$0.6	$0.5	$1.2
Dollar decrease	$(0.4)		$(0.7)
Percentage decrease	(64)%		(57)%

•
Collaborative research – Revenue from collaborative research for the three months ended June 30, 2012 decreased 57% to $0.2 million, and for the six months ended June 30, 2012 decreased 64% to $0.4 million, as compared to the corresponding periods in 2011, primarily due to reduced revenues from the United States Army Medical Research Acquisition Activity and functional genomics contracts.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended June 30, 2012 decreased 100%, and for the six months ended June 30, 2012 decreased 15%, as compared to the corresponding periods in 2011, primarily due to a decrease in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total research and development expense	$19.4	$20.1	$42.4	$44.1
Dollar decrease	$(0.8)		$(1.7)
Percentage decrease	(4)%		(4)%
Research and development expenses consist primarily of third-party and other services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies, and stock-based compensation expenses.

•
Third-party and other services – Third-party and other services for the three months ended June 30, 2012 increased 22% to $7.2 million, and for the six months ended June 30, 2012 increased 20% to $16.1 million, as compared to the corresponding periods in 2011, primarily due to an increase in external preclinical and clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•
 Personnel – Personnel costs for the three months ended June 30, 2012 decreased 18% to $6.2 million, and for the six months ended June 30, 2012 decreased 15% to $14.1 million, as compared to the corresponding periods in 2011, primarily due to reductions in our personnel in February 2011 and January 2012. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2012 decreased 13% to $2.9 million, as compared to the corresponding period in 2011, primarily due to reduced maintenance costs. Facilities and equipment costs for the six months ended June 30, 2012 decreased 22% to $5.9 million, as compared to the corresponding period in 2011, primarily due to an impairment of buildings due to excess capacity in 2011 and reduced maintenance costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2012 increased 12% to $0.9 million, and for the six months ended June 30, 2012 increased 18% to $2.0 million, as compared to the corresponding periods in 2011.

•
Laboratory supplies – Laboratory supplies expense for the three months ended June 30, 2012 decreased 35% to $0.9 million, and for the six months ended June 30, 2012 decreased 31% to $1.8 million, as compared to the corresponding periods in 2011, primarily due to reductions in early-stage research activities.

•
Other – Other costs for the three months ended June 30, 2012 increased 5% to $1.2 million, and for the six months ended June 30, 2012 increased 13% to $2.5 million, as compared to the corresponding periods in 2011.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $2.2 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively, and was $4.2 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively (see Note 8, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total general and administrative expense	$4.2	$4.5	$8.7	$9.3
Dollar decrease	$(0.4)		$(0.6)
Percentage decrease	(8)%		(6)%
General and administrative expenses consist primarily of salaries and other personnel-related expenses, professional fees such as legal fees, facility and equipment costs, and stock-based compensation expenses.

•
Personnel – Personnel costs for the three months ended June 30, 2012 decreased 8% to $2.0 million, and for the six months ended June 30, 2012 decreased 5% to $4.4 million, as compared to the corresponding periods in 2011, principally due to reductions in our personnel in February 2011 and January 2012. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2012 increased 8% to $0.7 million, and for the six months ended June 30, 2012 increased 8% to $1.4 million, as compared to the corresponding periods in 2011.

•
Professional fees – Professional fees for the three months ended June 30, 2012 decreased 19% to $0.6 million, and for the six months ended June 30, 2012 decreased 11% to $1.3 million, as compared to the corresponding periods in 2011, primarily due to decreased patent related costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2012 decreased 17% to $0.5 million, and for the six months ended June 30, 2012 decreased 14% to $1.0 million, as compared to the corresponding periods in 2011.

•
Other – Other costs for the three months ended June 30, 2012 were $0.4 million, consistent with the corresponding period in 2011. Other costs for the six months ended June 30, 2012 decreased 10% to $0.7 million, as compared to the corresponding period in 2011.

Interest Income and Interest Expense

Interest Income.  Interest income for the three months ended June 30, 2012 was $0.1 million, consistent with the corresponding period in 2011. Interest income for the six months ended June 30, 2012 decreased 26% to $0.1 million, as compared to the corresponding period in 2011.

Interest Expense.  Interest expense for the three months ended June 30, 2012 decreased 35% to $0.5 million, and for the six months ended June 30, 2012 decreased 25% to $1.1 million, as compared to the corresponding periods in 2011.

Consolidated Net Loss and Consolidated Net Loss per Common Share

Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss decreased to $25.9 million in the three months ended June 30, 2012 from $26.6 million in the corresponding period in 2011. Consolidated net loss per common share decreased to $0.05 in the three months ended June 30, 2012 from $0.08 in the corresponding period in 2011. Consolidated net loss decreased to $55.8 million in the six months ended June 30, 2012 from $56.3 million in the corresponding period in 2011. Consolidated net loss per common share decreased to $0.12 in the six months ended June 30, 2012 from $0.17 in the corresponding period in 2011.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through June 30, 2012, we had received net proceeds of $948.0 million from issuances of common and preferred stock. In addition, from our inception through June 30, 2012, we received $455.8 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $441.9 million had been recognized as revenues through June 30, 2012.
As of June 30, 2012, we had $231.5 million in cash, cash equivalents and investments. As of December 31, 2011, we had $281.7 million in cash, cash equivalents and investments. We used cash of $49.0 million in operations in the six months ended June 30, 2012. This consisted primarily of the consolidated net loss for the period of $55.8 million and a net increase in other operating assets net of liabilities of $2.9 million, partially offset by non-cash charges of $4.2 million related to the increase in fair value of the Symphony Icon purchase liability, $3.3 million related to stock-based compensation expense and $2.2 million related to depreciation expense. Investing activities used cash of $102.7 million in the six months ended June 30, 2012, primarily due to net purchases of investments of $102.4 million and purchases of property and equipment of $0.3 million. Financing activities used cash of $0.9 million primarily due to repayment of debt borrowings of $0.7 million and repurchase of common stock of $0.3 million, partially offset by proceeds of $0.3 million related to issuance of common stock.
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
In July 2010, we entered into an amended and restated purchase option agreement with Symphony Icon and Holdings and simultaneously exercised our purchase option. Pursuant to the amended terms of the purchase option, we paid Holdings $10 million in July 2010 and issued 13,237,519 shares of common stock to designees of Holdings in July 2012 in satisfaction of an additional $35 million base payment obligation.

We also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration we receive pursuant to any licensing transaction under which we grant a third party rights to commercialize LX1032, LX1033 or other pharmaceutical compositions modulating the same target as those drug candidates, which we refer to as the “LG103 programs,” subject to certain exceptions. The contingent payments will be due if and when we receive such consideration from such a licensing transaction. In the event we receive regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 programs prior to entering into such a licensing transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a licensing transaction, we will pay Holdings the sum of $15 million and the amount of certain expenses we incurred after our exercise of the purchase option which are attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such licensing transaction outside of the United States with respect to such product. In the event we make any such payment upon United States regulatory approval, we will have no obligation to make subsequent contingent payments attributable to any such licensing transactions for the commercialization of such product outside the United States until the proceeds of such licensing transactions exceed 50% of the payment made as a result of such United States regulatory approval.

The contingent payments may be paid in cash or a combination of cash and common stock, in our discretion, provided that no more than 50% of any contingent payment will be paid in common stock.
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. The mortgage had a principal balance outstanding of $24.2 million as of June 30, 2012. In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey. The term of the lease extends until June 30, 2013. The lease provides for an escalating yearly base rent payment of $1.3 million in the first year, $2.1 million in years two and three, $2.2 million in years four to six, $2.3 million in years seven to nine and $2.4 million in years ten and eleven. We are the guarantor of the obligations of our subsidiary under the lease.
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

We had approximately $231.5 million in cash and cash equivalents and short-term investments as of June 30, 2012. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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

Lexicon Pharmaceuticals, Inc.

Date:	August 2, 2012	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	August 2, 2012	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document