Form 10-K
period 2012-12-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2013-03-11
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $446.3 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 29, 2012 of $2.25 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of March 8, 2013, 513,002,541 shares of common stock were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2013 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this annual report on Form 10-K.

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

We have multiple drug programs in various stages of clinical development:

•
We are developing LX4211, an orally-delivered small molecule compound, as a treatment for type 1 and type 2 diabetes. We have completed two Phase 2 clinical trials and are preparing for the initiation of pivotal Phase 3 clinical trials of LX4211 in type 2 diabetes patients. We have also initiated a clinical trial of LX4211 in type 2 diabetes patients with renal impairment and an initial Phase 2 clinical trial of LX4211 in type 1 diabetes patients;

•
We are developing LX1032, or telotristat etiprate, an orally-delivered small molecule compound, as a treatment for carcinoid syndrome and ulcerative colitis. We have completed two Phase 2 clinical trials and have initiated a pivotal Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients and are presently conducting an initial Phase 2 clinical trial of telotristat etiprate in ulcerative colitis patients;

•	We are developing LX1033, an orally-delivered small molecule compound, as a treatment for irritable bowel syndrome and are presently conducting an initial Phase 2 clinical trial; and

•
We have completed a Phase 2 clinical trial and a subsequent dose-ranging study of LX2931, an orally-delivered small molecule compound that is in development as a treatment for rheumatoid arthritis, and a Phase 1 clinical trial of LX7101, a topically-delivered small molecule compound that is in development as a treatment for glaucoma.

We have also advanced small molecule compounds from a number of additional drug programs into various stages of preclinical development and research and believe that our systematic, target biology-driven approach to drug discovery will enable us to continue to expand our clinical pipeline.

We are working both independently and through strategic collaborations and alliances to capitalize on our technology, drug target discoveries and drug discovery and development programs.  Consistent with this approach, we seek to retain exclusive rights to the benefits of certain drug programs by developing drug candidates from those programs internally and to collaborate with third parties with respect to the discovery, development and commercialization of drug candidates for other targets, particularly when the collaboration provides us with access to expertise and resources that we do not possess internally or are complementary to our own.  We have established drug discovery and development collaborations with leading pharmaceutical and biotechnology companies which generated near-term cash while offering us the potential to retain economic participation in products developed from the collaborations.  In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies, research institutes and academic institutions under which we received fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries.

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

Our Drug Development Pipeline

We have multiple drug programs in various stages of clinical development and have advanced small molecule compounds from a number of additional drug programs into various stages of preclinical development and research:

Drug Program	Potential Indication	Stage of Development

		Preclinical Development	IND	Phase 1	Phase 2	Phase 3	NDA

LX4211	Type 2 Diabetes

Type 1 Diabetes

LX1032	Carcinoid Syndrome

Ulcerative Colitis

LX1033	Irritable Bowel Syndrome

LX2931	Rheumatoid Arthritis

LX7101	Glaucoma

LX4211

LX4211 is an orally-delivered small molecule compound that we are developing for the treatment of type 1 and type 2 diabetes mellitus.  We reported top-line data in June 2012 from a Phase 2b clinical trial evaluating the safety and tolerability of LX4211 and its effects on glycemic parameters associated with type 2 diabetes. The Phase 2b trial enrolled 299 patients with type 2 diabetes who were not adequately controlled on metformin monotherapy in a double-blind, randomized, placebo-controlled study of 75mg once daily, 200mg once daily, 200mg twice daily and 400mg once daily doses of LX4211, each administered in combination with standard metformin therapy over a 12‑week treatment period. The primary efficacy endpoint under evaluation in the trial was the change in hemoglobin A1c, or HbA1c, from baseline to week 12. Secondary efficacy endpoints included percentage of patients achieving HbA1c levels of less than 7%, as well as changes in fasting plasma glucose levels, 3-hour glucose tolerance testing, weight, blood pressure and triglyceride levels. Top-line data from the study showed that treatment with LX4211 demonstrated statistically significant benefits in the primary and multiple secondary endpoints. Patients in each of the 75mg once daily, 200mg once daily, 200mg twice daily and 400mg once daily LX4211 treatment arms had mean HbA1C reductions from baseline of 0.43, 0.52, 0.79 and 0.95 percent, respectively (p<0.001 for all treatment arms), while in patients randomized to placebo, HbA1C decreased by 0.09 percent. We also observed that patients treated with LX4211 showed significant reductions in body weight and blood pressure. LX4211 was well tolerated and adverse events were generally mild to moderate, with the overall incidence of adverse events with LX4211 being similar to placebo.

We initiated a clinical trial in March 2012 to evaluate the safety and tolerability of LX4211 and its effects on glycemic parameters associated with type 2 diabetes in patients with moderate renal impairment. The trial is expected to enroll up to 20 patients with type 2 diabetes and moderate renal impairment in a randomized, double-blind, placebo-controlled study of a 400mg dose of LX4211 over a seven-day treatment period. The primary efficacy endpoint under evaluation in the trial is the change in postprandial glucose from baseline to day seven, with secondary endpoints including a variety of glycemic control parameters.

We initiated a Phase 2 clinical trial in January 2013 to evaluate the safety and tolerability of LX4211 and its effects on glycemic parameters associated with type 1 diabetes. The trial is expected to enroll up to 30 patients with type 1 diabetes in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of LX4211 over a four-week treatment period. The primary efficacy endpoint under evaluation in the trial is reduction in total insulin use, with secondary endpoints including a variety of glycemic control parameters.

We previously completed a Phase 2a clinical trial in type 2 diabetes patients and a combined Phase 1 single ascending-dose and multiple ascending-dose study of LX4211.  In the Phase 2a clinical trial, LX4211 provided improvements in glycemic control, demonstrated statistically significant benefits in the primary and multiple secondary efficacy endpoints and demonstrated a favorable safety profile. In the Phase 1 clinical trial, LX4211 was well tolerated at all dose levels and produced a dose-dependent increase in urinary glucose excretion.

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

LX1032 (Telotristat etiprate)

LX1032, or telotristat etiprate, is an orally-delivered small molecule compound that we are developing for the treatment of carcinoid syndrome and ulcerative colitis. We initiated a single, pivotal Phase 3 clinical trial of telotritat etiprate in October 2012 evaluating the safety and tolerability of telotristat etiprate and its effect on symptoms associated with carcinoid syndrome. The trial is expected to enroll approximately 105 patients with refractory carcinoid syndrome on background somatostatin analog therapy in a randomized, double-blind, placebo-controlled study of 250mg three times daily and 500mg three time daily doses of telotristat etiprate over a 12-week treatment period, followed by a 36-week, open-label extension where all patients will receive 500mg three times daily doses of telotristat etiprate. The primary efficacy endpoint under evaluation in the trial is the number of daily bowel movements, with secondary efficacy endpoints including stool form, a global assessment of symptoms associated with carcinoid syndrome and other factors. The Phase 3 program of telotristat etiprate is also expected to include an additional companion study for patients who do not meet the inclusion criteria for the pivotal Phase 3 clinical trial.

We reported top-line data in October 2012 from an open-label Phase 2 clinical trial evaluating the safety and tolerability of telotristat etiprate and its effects on symptoms associated with carcinoid syndrome. The Phase 2 trial enrolled 15 patients with metastatic carcinoid syndrome who were refractory to or could not tolerate somatostatin analog therapy in an open-label study of ascending doses of 150mg, 250mg, 350mg and 500mg of telotristat etiprate, administered three times daily, for 14 days on each dose until reaching the maximal dose, which was then continued until the completion of 12 weeks of therapy. The primary efficacy endpoint under evaluation in the trial was the reduction of bowel movements from baseline to week 12, with secondary endpoints including relief of symptoms and reduction in serotonin synthesis. Top-line data from the study showed that patients experienced a 46.4% median reduction from baseline at week 12, with the number of daily bowel movements steadily decreasing over time. All observed changes from baseline were statistically significant at p<0.001. This change corresponded with an increased proportion of patients reporting adequate relief of their carcinoid symptoms, a global assessment which also improved over time, with 75% of the patients with data at week 12 reporting improvement. Clinically relevant decreases from baseline were likewise seen for a number of key secondary endpoints, including statistically significant improvements in stool consistency (p<0.001) and trends of reductions which did not achieve statistical significance in abdominal pain and the number of cutaneous flushing episodes. The median percentage reductions from baseline of urinary 5-HIAA, a biomarker of serotonin synthesis, at weeks 8 and 12 were 68.3% and 72.7%, respectively (each, p<0.05). Telotristat etiprate was well tolerated in the study, with no dose-limiting toxicity observed. Three patients reported serious adverse events, none of which were related to telotristat etiprate, and no patient discontinued from the study due to an adverse event.

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

We initiated a Phase 2 clinical trial in February 2012 to evaluate the safety and tolerability of telotristat etiprate and its effect on symptoms associated with ulcerative colitis. The trial is expected to enroll approximately 60 patients with mild to moderate ulcerative colitis who are also taking mesalamine, a standard therapy, in a randomized, double-blind, placebo-

controlled study of 500mg once daily and 500mg three times daily doses of telotristat etiprate over an eight-week treatment period. The primary efficacy endpoint under evaluation in the trial is the safety and tolerability of telotristat etiprate in patients with mild to moderate ulcerative colitis, with secondary endpoints including the change from baseline in patients' modified MAYO scores and other efficacy measures.

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

Telotristat etiprate was internally generated by our medicinal chemists and inhibits tryptophan hydroxylase, or TPH, the rate-limiting enzyme for serotonin production found primarily in enterochromaffin, or EC, cells of the gastrointestinal tract. Our scientists found that mice lacking the non-neuronal form of this enzyme, TPH1, have virtually no serotonin in the gastrointestinal tract, but maintain normal levels of serotonin in the brain.  Telotristat etiprate was specifically designed to achieve enhanced systemic exposure to address disorders such as carcinoid syndrome that require regulation of serotonin levels beyond the enterochromaffin cells in the gastrointestinal tract without impacting brain serotonin production.  In preclinical studies, telotristat etiprate was able to reduce peripheral serotonin levels in several different species without affecting serotonin levels in the brain.  Telotristat etiprate has received Fast Track status and Orphan Drug designation from the United States Food and Drug Administration, or FDA, for the treatment of gastrointestinal symptoms associated with carcinoid syndrome in patients who no longer respond to standard care. Telotristat etiprate has also received Orphan Drug designation from the Committee for Orphan Medical Products of the European Medicines Agency for the treatment of carcinoid tumors in certain patients.

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

LX2931

LX2931 is an orally-delivered small molecule compound that is in development for the treatment of autoimmune diseases such as rheumatoid arthritis. We reported top-line data in December 2010 from a Phase 2 clinical trial evaluating the safety and tolerability of LX2931 and its effects on symptoms and signs associated with rheumatoid arthritis.  The Phase 2 trial enrolled 208 patients with rheumatoid arthritis who were also taking methotrexate, a standard therapy, in a double-blind, randomized, placebo-controlled study of 70mg, 110mg and 150mg doses of LX2931, each administered once daily over a 12-week treatment period. The primary efficacy endpoint under evaluation in the trial was ACR20 at 12 weeks, with secondary endpoints including ACR20/50/70 and DAS28 at four, eight and 12 weeks.  Top-line data from the study suggested that patients treated with 150mg of LX2931 once daily showed an improvement in ACR20 at 12 weeks (60% versus 49% for placebo), which did not achieve statistical significance. Patients treated with 70mg and 110mg of LX2931 once daily did not indicate improvement relative to placebo. The greatest improvements in ACR20 were observed in patients with the highest serum drug levels of LX2931, suggesting higher dose levels may be required to achieve appropriate clinical benefit. LX2931 was well tolerated, with no notable differences in adverse events observed between placebo and any of the treatment groups.

We reported top-line data in August 2012 from a Phase 1 dose-ranging study exploring higher doses of LX2931 in patients with rheumatoid arthritis. The dose-ranging study enrolled 10 patients with rheumatoid arthritis in a double-blind, randomized, placebo-controlled study of ascending doses of LX2931 beginning at 50mg once daily and escalating to 500mg once daily over a 12-week treatment period. The primary efficacy endpoint under evaluation in the study was an evaluation of the safety and tolerability of escalating doses of LX2931, with secondary endpoints including a variety of pharmacokinetic and disease activity measures. LX2931 was well tolerated at all dose levels, with no serious adverse events and no withdrawals due to adverse events.

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

LX7101

LX7101 is a topically-delivered small molecule compound that is in development for the treatment of glaucoma.  We reported top-line data in August 2012 from an initial Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of LX7101 in glaucoma patients. The Phase 1 trial enrolled 63 patients with glaucoma in a double-blind, randomized, placebo-controlled study of 0.125% solution and 0.25% solution doses of LX7101, each given as an eye drop, over a two-week treatment period. Patients in the trial received a single daily dose of LX7101 or placebo during the first week of the study and two daily doses during the second week. The primary endpoint under evaluation in the trial was the safety and tolerability of LX7101 compared with vehicle, with secondary endpoints including measures of intraocular pressure, taken at multiple time points on day -1, day 1, day 7 and day 14. LX7101 was well tolerated at all dose levels, with no serious adverse events and no withdrawals due to adverse events. Mean intraocular pressure changes from baseline at day 14 for each LX7101 dose level compared to vehicle at eight hours post-dose were 3.18 mmHg for 0.125% and 2.32 mmHg for 0.25%, compared to 0.40 mmHg for vehicle (p<0.01 for 0.125% and p<0.05 for 0.25%). Reductions from baseline at day 14 in the diurnal mean intraocular pressure, representing mean changes across all daily time points, were also statistically significant at 3.37mmHg for 0.125% and 3.52 mmHg for 0.25%, compared to 2.17 mmHg for vehicle.

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

Our Commercialization Strategy

We are working both independently and through strategic collaborations and alliances with leading pharmaceutical and biotechnology companies, research institutes and academic institutions to capitalize on our technology, drug target discoveries and drug discovery and development programs.  Consistent with this approach, we seek to retain exclusive rights to the benefits of certain drug programs by developing drug candidates from those programs internally and to collaborate with third parties with respect to the discovery, development and commercialization of drug candidates for other targets, particularly when the collaboration provides us with access to expertise and resources that we do not possess internally or are complementary to our own.

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

Our Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Arthur T. Sands, M.D., Ph.D.	51	President and Chief Executive Officer and Director
Pablo Lapuerta, M.D.	49	Executive Vice President, Clinical Development and Chief Medical Officer
Alan J. Main, Ph.D.	59	Executive Vice President of Pharmaceutical Research
Jeffrey L. Wade, J.D.	48	Executive Vice President, Corporate Development and Chief Financial Officer
Brian P. Zambrowicz, Ph.D.	50	Executive Vice President and Chief Scientific Officer
James F. Tessmer	53	Vice President, Finance and Accounting

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

Pablo Lapuerta, M.D. has been our executive vice president, clinical development and chief medical officer since February 2013 and previously served as our senior vice president, clinical development and chief medical officer from March 2011 until February 2013. From 2009 through 2010, Dr. Lapuerta served as vice president at Bristol-Myers Squibb Company with responsibility for global development of an Alzheimer's disease drug candidate. From 2007 through 2009, Dr. Lapuerta was senior vice president, clinical strategy and chief medical officer of Cogentus Pharmaceuticals, Inc. and prior to that served in a variety of clinical development leadership roles at Bristol-Myers Squibb, where he worked for 11 years before joining Cogentus. He holds a B.A. in biology from Harvard College and an M.D. from Harvard Medical School.

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

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own patent applications, and in some cases issued patents, covering each of our drug candidates in clinical and preclinical development, including:

•
worldwide patent applications that claim LX4211 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including four in the United States;

•
worldwide patent applications that claim LX1032, or telotristat etiprate, and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including ten in the United States;

•
worldwide patent applications that claim LX1033 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including ten in the United States;

•
worldwide patent applications that claim LX2931 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including five in the United States; and

•
worldwide patent applications that claim LX7101 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including two in the United States.

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

Research and Development Expenses

In 2012, 2011 and 2010, respectively, we incurred expenses of $82.6 million, $91.8 million and $78.5 million in company-sponsored as well as collaborative research and development activities, including $3.7 million, $3.2 million and $3.2 million of stock-based compensation expense in 2012, 2011 and 2010, respectively.

Employees and Consultants

We believe that our success will be based on, among other things, achieving and retaining scientific and technological superiority and identifying and retaining capable management.  We have assembled a highly qualified team of scientists as well as executives with extensive experience in the biotechnology industry.

As of February 28, 2013, we employed 230 persons, of whom 61 hold M.D., Ph.D. or D.V.M. degrees and another 38 hold other advanced degrees.  We believe that our relationship with our employees is good.

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
As of December 31, 2012, we had $223.2 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from collaborations, technology licenses and other sources will enable us to fund our currently planned operations for at least the next 12 months.  Our currently planned operations for that time period consist of the completion of our ongoing clinical trials, the initiation and conduct of additional clinical trials and the continuation of our small molecule drug discovery and preclinical research efforts.  However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate.
Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:

•	our ability to obtain additional funds from collaborations, technology licenses and other sources;

•	our ability to identify partners to help advance certain of our product candidates, including LX4211, LX2931 and LX7101, on terms acceptable to us;

•	the amount and timing of payments under such agreements;

•	the level and timing of our research and development expenditures;

•
the timing and progress of the clinical development of our drug candidates LX4211, LX1032, LX1033, LX2931 and LX7101, including the timing of any required regulatory actions and the outcome of our anticipated discussions with regulators;

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

We have incurred net losses since our inception, including net losses of $110.2 million for the year ended December 31, 2012, $116.2 million for the year ended December 31, 2011 and $101.8 million for the year ended December 31, 2010.  As of December 31, 2012, we had an accumulated deficit of $899.8 million.  We are unsure when we will become profitable, if ever.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the level of our expenses.

We have derived substantially all of our revenues from drug discovery and development collaborations and other collaborations and technology licenses, and will continue to do so for at least the next several years.  Future revenues from our existing collaborations and technology licenses are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations.  As a result, we depend, in part, on securing new collaboration and license agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our clinical drug candidates, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues.  Given the current stage of our operations, we do not currently derive any revenues from sales of pharmaceutical products.

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

Our drug candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.  Failure to obtain regulatory approval for a drug candidate would prevent us from commercializing that drug candidate.  We have not received regulatory approval to market any of our drug candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals.  The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the drug candidates involved.  Before a new drug application can be filed with the FDA, the drug candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures.  Any clinical trial may fail to produce results satisfactory to the FDA.  For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results.  Furthermore, prior to approving a new drug, the FDA typically requires that the efficacy of the drug be demonstrated in two double-blind, controlled studies. In light of the unmet medical need in carcinoid syndrome, the results of our Phase 2 clinical trials of telotristat etiprate and our interactions with the FDA regarding those results, we believe a single Phase 3 clinical trial of telotristat etiprate will be sufficient. However, the FDA has indicated that the trial must provide compelling evidence of clinically meaningful benefit in order to warrant consideration for marketing approval. If the FDA determines that our Phase 3 results do not have clinically meaningful benefit, or if the FDA requires us to conduct additional Phase 3 clinical trials of telotristat etiprate prior to seeking marketing approval, we will incur significant additional development costs and commercialization of telotristat etiprate may be prevented or delayed. The regulatory process also requires preclinical testing, and data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.  For example, we will need to complete carcinogenicity studies on a pre-approval basis in connection with our diabetes program and on a post-approval basis with respect to our carcinoid syndrome program. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review.  Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval periods of our drug candidates may cause delays in the approval or rejection of an application.  Even if the FDA or a comparable authority in another country approves a drug candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials.  These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

Risks Related to Our Relationships with Third Parties

We are dependent in many ways upon our collaborations with major pharmaceutical companies.  If we are unable to establish new collaborations, if milestones are not achieved under our collaborations or if our collaborators’ efforts fail to yield pharmaceutical products on a timely basis, our opportunities to generate revenues and earn royalties will be reduced.

We have derived a substantial majority of our revenues to date from collaborative drug discovery and development alliances with a limited number of major pharmaceutical companies.  In addition, we currently intend to seek a collaboration partner for Phase 3 development of LX4211 in type 2 diabetes and we cannot be certain that we will be successful in establishing such a collaborative alliance on terms acceptable to us, if at all.

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

Invus, L.P. and Invus C.V., which we collectively refer to as Invus, and their affiliates currently own approximately 55.2% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not coincide with the interests of other holders of our common stock.

Invus has additional rights under our stockholders' agreement with Invus, L.P. which provides Invus with substantial influence over certain significant corporate matters.

Under our stockholders' agreement with Invus, L.P., Invus has the right to designate a number of directors equal to the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates, rounded up to the nearest whole number of directors. Invus has designated three of the nine current members of our board of directors. While Invus has not presently exercised its director designation rights in full, it may exercise them at any time in the future in its sole discretion. To facilitate the exercise of such rights, we have agreed, upon written request from Invus, to take all necessary steps in accordance with our obligations under the stockholders' agreement to (1) increase the number of directors to the number specified by Invus (which number shall be no greater than reasonably necessary for the exercise of Invus' director designation rights under the stockholders' agreement) and (2) cause the appointment to the newly created directorships of directors so designated by Invus pursuant to its rights under the stockholders' agreement.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We currently own approximately 260,000 square feet of space for our corporate offices and laboratories in buildings located in The Woodlands, Texas, a suburb of Houston, Texas, and lease approximately 42,000 square feet of space for offices and laboratories near Princeton, New Jersey.

In April 2004, we purchased our facilities in The Woodlands, Texas from the lessor under our previous synthetic lease agreement.  In connection with such purchase, we obtained a $34.0 million mortgage which has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $23.5 million as of December 31, 2012.

In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. entered into a lease for our facility in Hopewell, New Jersey.  Effective December 31, 2012, this lease was amended and now extends until June 2018. The amended lease provides for escalating yearly base rent payments starting at $836,000 and increasing to $941,000 in the final year of the lease.  We are the guarantor of the obligations of our subsidiary under the lease.

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

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “LXRX.”  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq Global Select Market.

	High	Low
2011
First Quarter	$2.30	$1.44
Second Quarter	$1.87	$1.33
Third Quarter	$1.85	$0.92
Fourth Quarter	$1.31	$0.81
2012
First Quarter	$2.01	$1.13
Second Quarter	$2.36	$1.45
Third Quarter	$3.28	$2.05
Fourth Quarter	$2.75	$1.55

As of February 28, 2013, there were approximately 374 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2007 and ending December 31, 2012. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2007, and that all dividends were reinvested.

	December 31,
	2007	2008	2009	2010	2011	2012
Lexicon Pharmaceuticals, Inc.	100	46	56	48	43	73
Nasdaq Composite Index	100	59	86	100	98	114
Nasdaq Biotechnology Index	100	87	101	116	130	171
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

Item 6. Selected Financial Data

The statements of comprehensive loss data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K.  The statements of comprehensive loss data for the years ended December 31, 2009 and 2008, and the balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of Comprehensive Loss Data:		(in thousands, except per share data)
Revenues	$1,089	$1,849	$4,908	$10,700	$32,321
Operating expenses:
Research and development, including stock-based compensation of $3,673 in 2012, $3,249 in 2011, $3,170 in 2010, $3,022 in 2009 and $3,941 in 2008	82,574	91,828	78,520	81,238	107,232
Increase in fair value of Symphony Icon, Inc. purchase liability	9,887	6,766	2,710	—	—
General and administrative, including stock-based compensation of $2,822 in 2012, $2,458 in 2011, $2,308 in 2010, $2,252 in 2009 and $2,559 in 2008	17,043	17,350	19,396	19,418	21,624
Total operating expenses	109,504	115,944	100,626	100,656	128,856
Loss from operations	(108,415)	(114,095)	(95,718)	(89,956)	(96,535)
Interest and other income (expense), net	(1,796)	(2,120)	(6,083)	(3,463)	(349)
Consolidated net loss before taxes	(110,211)	(116,215)	(101,801)	(93,419)	(96,884)
Income tax benefit	—	—	26	102	—
Consolidated net loss	(110,211)	(116,215)	(101,775)	(93,317)	(96,884)
Less: net loss attributable to noncontrolling interest in Symphony Icon, Inc.	—	—	—	10,537	20,024
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(110,211)	$(116,215)	$(101,775)	$(82,780)	$(76,860)
Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.23)	$(0.34)	$(0.34)	$(0.57)	$(0.56)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	489,707	340,761	302,844	145,465	136,797

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:		(in thousands)
Cash, cash equivalents and short-term investments, including restricted cash and investments of $430	$223,208	$281,692	$211,111	$157,096	$86,502
Short-term investments held by Symphony Icon, Inc.	—	—	—	5,417	16,610
Long-term investments	—	—	—	—	55,686
Working capital	212,650	264,400	203,963	118,730	87,991
Total assets	371,778	430,512	366,884	257,761	261,508
Long-term debt, net of current portion	21,877	23,451	27,345	28,482	29,529
Accumulated deficit	(899,832)	(789,621)	(673,406)	(570,175)	(487,395)
Lexicon Pharmaceuticals, Inc. stockholders’ equity	266,678	297,568	247,024	163,787	185,580

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the discovery and development of breakthrough treatments for human disease.  We have used gene knockout technologies and an integrated platform of advanced medical technologies to identify and validate, in vivo, more than 100 targets with promising profiles for drug discovery.  For targets that we believe have high pharmaceutical value, we engage in programs for the discovery and development of potential new drugs.  We have multiple drug programs in various stages of clinical development and have advanced small molecule compounds from a number of additional drug programs into various stages of preclinical development and research.

We are working both independently and through strategic collaborations and alliances to capitalize on our technology, drug target discoveries and drug discovery and development programs.  Consistent with this approach, we seek to retain exclusive rights to the benefits of certain drug programs by developing drug candidates from those programs internally and to collaborate with third parties with respect to the discovery, development and commercialization of drug candidates for other targets, particularly when the collaboration provides us with access to expertise and resources that we do not possess internally or are complementary to our own.  We have established drug discovery and development collaborations with leading pharmaceutical and biotechnology companies which generated near-term cash while offering us the potential to retain economic participation in products developed from the collaborations.  In addition, we have established collaborations and license agreements with other leading pharmaceutical and biotechnology companies, research institutes and academic institutions under which we received fees and, in some cases, are eligible to receive milestone and royalty payments, in return for granting access to some of our technologies and discoveries.

We have derived substantially all of our revenues from drug discovery and development collaborations and other collaborations and technology licenses, and will continue to do so for the foreseeable future.  To date, we have generated a substantial portion of our revenues from a limited number of sources.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in establishing new collaborations and licenses, the success rate of our discovery and development efforts leading to opportunities for new collaborations and licenses, the timing and willingness of collaborators to commercialize products that would result in milestone payments and royalties and their success in such efforts, and general and industry-specific economic conditions which may affect research and development expenditures.  Future revenues from our existing collaborations and licenses are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaboration. As a result, we depend, in part, on securing new collaborations and license agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our clinical drug candidates, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of December 31, 2012, we had an accumulated deficit of $899.8 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with our drug discovery and development programs. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

We have multiple drug programs in various stages of clinical development:

•	LX4211, an orally-delivered small molecule compound that we are developing as a treatment for type 1 and type 2 diabetes;

•	LX1032, or telotristat etiprate, an orally-delivered small molecule compound that we are developing as a treatment for carcinoid syndrome and ulcerative colitis;

•	LX1033, an orally-delivered small molecule compound that we are developing as a treatment for irritable bowel syndrome;

•	LX2931, an orally-delivered small molecule compound that is in development as a treatment for rheumatoid arthritis and other autoimmune diseases; and

•	LX7101, a topically-delivered small molecule compound that is in development as a treatment for glaucoma.

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

Stock-based Compensation Expense

We recognize compensation expense in our statements of comprehensive loss for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  We had stock-based compensation expense of $6.5 million for the year ended December 31, 2012, or $0.01 per share.  As of December 31, 2012, stock-based compensation cost for all outstanding unvested options was $10.2 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  For purposes of determining the fair value of stock options, we segregate our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in our stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2012, 2011 and 2010, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2012:
Employees	93%	0.8%	5	0%
Officers and non-employee directors	81%	1.5%	8	0%
December 31, 2011:
Employees	88%	2.2%	5	0%
Officers and non-employee directors	78%	3.2%	8	0%
December 31, 2010:
Employees	86%	2.3%	5	0%
Officers and non-employee directors	80%	3.3%	8	0%

Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the assets carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. During the years ended December 31, 2011 and 2010, we determined that one of our buildings was impaired and therefore recorded impairment losses of $800,000 and $900,000, respectively, which were recorded as research and development expense in the accompanying statements of comprehensive loss. In June 2011, we sold this building with an immaterial additional loss on the sale. There were no significant impairments of long-lived assets in 2012.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2012, 2011 and 2010.

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

Results of Operations – Comparison of Years Ended December 31, 2012, 2011 and 2010

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2012	2011	2010
Total revenues	$1.1	$1.8	$4.9
Dollar decrease	$(0.8)	$(3.1)
Percentage decrease	(41)%	(62)%

Years Ended December 31, 2012 and 2011

•
Collaborative research – Revenue from collaborative research decreased 52% to $0.8 million, primarily due to reduced revenues from functional genomics contracts and from the United States Army Medical Research Acquisition Activity.

•	Subscription and license fees – Revenues from subscriptions and license fees increased 41% to $0.3 million, primarily due to increases in technology license fees.

Years Ended December 31, 2011 and 2010

•
Collaborative research – Revenue from collaborative research decreased 61% to $1.6 million, primarily due to reduced revenues under our alliance with Taconic Farms and from the United States Army Medical Research Acquisition Activity.

•	Subscription and license fees – Revenue from subscriptions and license fees decreased 70% to $0.2 million, primarily due to decreases in technology license fees.

In 2012, Taconic Farms, Inc. and Deltagen, Inc. represented 68% and 25% of revenues, respectively. In 2011, Taconic Farms, Texas A&M Institute for Genomic Medicine and United States Army Medical Research Acquisition Activity represented 46%, 20% and 20% of revenues, respectively.  In 2010, Taconic Farms and United States Army Medical Research Acquisition Activity represented 35% and 23% of revenues, respectively.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2012	2011	2010
Total research and development expense	$82.6	$91.8	$78.5
Dollar increase (decrease)	$(9.3)	$13.3
Percentage increase (decrease)	(10)%	17%

Research and development expenses consist primarily of third-party and other services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, laboratory supplies and stock-based compensation expenses.

Years Ended December 31, 2012 and 2011

•
Third-party and other services – Third-party and other services decreased 6% in 2012 to $32.9 million, primarily due to a decrease in our external preclinical research and development costs, partially offset by an increase in external clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs decreased 12% in 2012 to $26.4 million, primarily due to reductions in our personnel in January 2012. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs decreased 17% in 2012 to $11.5 million, primarily due to an impairment of buildings due to excess capacity in 2011 and decreases in depreciation expense and rent costs.

•	Laboratory supplies – Laboratory supplies expense decreased 33% in 2012 to $3.5 million primarily due to reductions in early-stage research activities.

•	Stock-based compensation – Stock-based compensation expense increased 13% in 2012 to $3.7 million.

•	Other – Other costs increased 5% to $4.5 million.

Years Ended December 31, 2011 and 2010

•
Third-party and other services – Third-party and other services increased 78% in 2011 to $35.0 million, primarily due to an increase in our external preclinical and clinical research and development costs.

•	Personnel – Personnel costs decreased 1% in 2011 to $30.2 million.

•	Facilities and equipment – Facilities and equipment costs decreased 8% in 2011 to $13.8 million, primarily due to decreases in depreciation expense and maintenance costs.

•	Laboratory supplies – Laboratory supplies expense decreased 18% in 2011 to $5.2 million primarily due to reductions in early-stage research activities.

•	Stock-based compensation – Stock-based compensation expense was $3.2 million, consistent with the prior year.

•	Other – Other costs increased 13% to $4.3 million.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $9.9 million, $6.8 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively (see Note 10, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2012	2011	2010
Total general and administrative expense	$17.0	$17.4	$19.4
Dollar decrease	$(0.3)	$(2.0)
Percentage decrease	(2)%	(11)%

General and administrative expenses consist primarily of personnel costs to support our research and development activities, stock-based compensation expense, professional fees such as legal fees, and facility and equipment costs.

Years Ended December 31, 2012 and 2011

•	Personnel – Personnel costs decreased 4% in 2012 to $8.0 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Stock-based compensation – Stock-based compensation expense increased 15% in 2012 to $2.8 million.

•	Professional fees – Professional fees in 2012 were $2.8 million, consistent with the prior year.

•	Facilities and equipment – Facilities and equipment costs decreased 12% in 2012 to $2.0 million, primarily due to reduced rent costs.

•	Other – Other costs decreased 8% in 2012 to $1.4 million.

Years Ended December 31, 2011 and 2010

•	Personnel – Personnel costs decreased 9% in 2011 to $8.3 million due to a reduction in our personnel in February 2011.

•	Stock-based compensation – Stock-based compensation expense increased 6% in 2011 to $2.5 million.

•	Professional fees – Professional fees decreased 24% in 2011 to $2.8 million, primarily due to decreased patent-related, other legal and consulting costs.

•	Facilities and equipment – Facilities and equipment costs decreased 7% in 2011 to $2.3 million, primarily due to reduced maintenance costs.

•	Other – Other costs decreased 19% in 2011 to $1.5 million.

Interest Income, Interest Expense and Other Income (Expense), Net

Interest Income. Interest income decreased 16% in 2012 to $0.2 million from $0.3 million in 2011 and decreased 51% in 2011 from $0.5 million in 2010, primarily due to lower yields on our investments.

Interest Expense.  Interest expense decreased 16% in 2012 to $2.1 million from $2.5 million in 2011 and decreased 7% in 2011 from $2.7 million in 2010.

Other Income (Expense), Net.  Other income, net decreased to $0.1 million in 2012 from $0.2 million in 2011. Other expense, net decreased to $0.2 million income in 2011 from $4.0 million expense in 2010 primarily due to amortization of the Symphony Icon purchase asset in 2010.

Income Tax Benefit

The income tax benefit for the years ended December 31, 2012, 2011 and 2010 was $0, $0 and $26,000, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated net loss decreased to $110.2 million in 2012 from $116.2 million in 2011 and increased from $101.8 million in 2010.  Net loss per common share was $0.23 in 2012, a decrease from $0.34 in 2011 and 2010.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts and financing under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through December 31, 2012, we had received net proceeds of $985.8 million from issuances of common and preferred stock.  In addition, from our inception through December 31, 2012, we received $456.1 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents and government grants and contracts, of which $442.5 million had been recognized as revenues through December 31, 2012.

As of December 31, 2012, we had $223.2 million in cash, cash equivalents and investments.  As of December 31, 2011, we had $281.7 million in cash, cash equivalents.  We used cash of $94.5 million in operations in 2012. This consisted primarily of the consolidated net loss for the year of $110.2 million and a net increase in other operating assets net of liabilities of $4.8 million, partially offset by non-cash charges of $9.9 million related to the increase in fair value of the Symphony Icon purchase liability, $6.5 million related to stock-based compensation expense and $4.2 million related to depreciation expense.  Investing activities used cash of $97.8 million in 2012, primarily due to net purchases of investments of $97.4 million and purchases of property and equipment of $0.5 million.  Financing activities provided cash of $36.4 million primarily due to net proceeds from issuance of common stock of $38.1 million, partially offset by repayment of debt borrowings of $1.4 million.

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

Under the terms of our award, we are responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016. We will receive credits against those job obligations based on funding received by TIGM and certain related parties from sources other than the State of Texas.  We will also receive credits against those jobs obligations for any surplus jobs we create. We may be required to repay the state a portion of the award if we fail to meet those job obligations. Subject to these credits, if we fail to create the specified number of jobs, the State may require us to repay $2,415 for each job we fall short beginning in 2013.  Our maximum aggregate exposure for such payments, if we fail to create any new jobs, is approximately $14.2 million, without giving effect to any credits to which we may be entitled.

Facilities.  In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. The mortgage balance has a principal balance of $23.5 million as of December 31, 2012. A balloon payment of $21.4 million is due in April 2014.

In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey. Effective December 31, 2012, this lease was amended to decrease the space to approximately 42,000 square feet. The term of the amended lease extends until June 30, 2018.  The amended lease provides for escalating yearly base rent payments starting at $836,000 and increasing to $941,000 in the final year of the lease.  We are the guarantor of the obligations of our subsidiary under the lease.

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2012:

	Payments due by period (in millions)
Contractual Obligations	Total		Less than 1 year		2-3 years		4-5 years		More than 5 years
Debt	$23.5	—	$1.6	—	$21.9	—	$—	—	$—
Interest payment obligations	2.6	—	1.9	—	0.7	—	—	—	—
Operating leases	5.1	—	0.2	—	2.1	—	2.2	—	0.6
Total	$31.2	—	$3.7	—	$24.7	—	$2.2	—	$0.6

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

We had approximately $223.2 million in cash and cash equivalents and short-term investments as of December 31, 2012.  We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on such assessment using those criteria, management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

Our independent auditors have also audited our internal control over financial reporting as of December 31, 2012 as stated in the audit report which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2012 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2012. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2012.

Item 14.   Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2012.

PART IV

Item 15.               Exhibits and Financial Statement Schedules

(a)	Documents filed as a part of this report:

1.	Consolidated Financial Statements

2.	Financial Statement Schedules

All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

3.           Exhibits

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 26, 2012 and incorporated by reference herein).
3.2	—	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8‑K dated April 26, 2012 and incorporated by reference herein).
4.1	—	Securities Purchase Agreement, dated June 17, 2007, with Invus, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2007 and incorporated by reference herein).
4.2	—
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

4.8
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
Offer Letter, dated March 10, 2011, with Pablo Lapuerta, M.D. (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 and incorporated by reference herein).

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

10.9	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2012 and incorporated by reference herein).
10.10	—	Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2012 and incorporated by reference herein).
10.11	—	Non-Employee Directors’ Equity Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2012 and incorporated by reference herein).
10.12	—
Form of Stock Option Agreement with Chairman of Board of Directors under the Equity Incentive Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein).

10.13	—
Form of Stock Option Agreement with Directors under the Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein).

10.14	—
Form of Stock Option Agreement with Officers under the Equity Incentive Plan, as amended (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 2011 and incorporated by reference herein).

*10.15	—	Form of Restricted Stock Unit Agreement with Officers under the Equity Incentive Plan, as amended.
†10.16	—
Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.15 to the amendment to the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2003, as filed on July 16, 2004, and incorporated by reference herein).

†10.17	—
First Amendment, dated May 30, 2006, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, and incorporated by reference herein).

†10.18	—
Collaboration Agreement, dated July 27, 2004, with Takeda Pharmaceutical Company Limited (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 and incorporated by reference herein).

†10.19	—
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

Exhibit No.		Description
10.21	—
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

10.23	—
Amendment, dated April 30, 2008, to Economic Development Agreement, dated July 15, 2005, with the State of Texas and the Texas A&M University System (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2008 and incorporated by reference herein).

10.24	—
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

Lexicon Pharmaceuticals, Inc.
Date:	March 7, 2013	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	March 7, 2013	By:	/s/ JEFFREY L. WADE
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

Signature	Title	Date

/s/ ARTHUR T. SANDS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2013
Arthur T. Sands, M.D., Ph.D.

/s/ JEFFREY L. WADE	Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)	March 7, 2013
Jeffrey L. Wade

/s/ JAMES F. TESSMER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 7, 2013
James F. Tessmer

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 7, 2013
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 7, 2013
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 7, 2013
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 7, 2013
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 7, 2013
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 7, 2013
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 7, 2013
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 7, 2013
Judith L. Swain, M.D.

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexicon Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, in fiscal year 2010 the Company changed its method of accounting for Symphony Icon, Inc., a variable interest entity, with the adoption of the amendments to the Financial Accounting Standards Board Accounting Standards Codification 810, Consolidation, effective January 1, 2010.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 11, 2013

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited Lexicon Pharmaceuticals, Inc.’s  internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Lexicon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lexicon Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexicon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 11, 2013

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$30,423	$186,309
Short-term investments, including restricted investments of $430	192,785	95,383
Accounts receivable, net of allowances of $35	1,378	350
Prepaid expenses and other current assets	6,349	3,748
Total current assets	230,935	285,790
Property and equipment, net of accumulated depreciation and amortization of $83,416 and $80,535, respectively	42,634	46,417
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	109	205
Total assets	$371,778	$430,512
Liabilities and Equity
Current liabilities:
Accounts payable	$7,661	$6,042
Accrued liabilities	8,922	13,786
Current portion of deferred revenue	128	119
Current portion of long-term debt	1,574	1,443
Total current liabilities	18,285	21,390
Deferred revenue, net of current portion	13,910	14,212
Long-term debt	21,877	23,451
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	32,283	55,146
Total liabilities	105,100	132,944
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 512,375 and 480,389 shares issued, respectively	512	480
Additional paid-in capital	1,166,605	1,087,033
Accumulated deficit	(899,832)	(789,621)
Accumulated other comprehensive gain	23	21
Treasury stock, at cost, 380 and 218 shares, respectively	(630)	(345)
Total equity	266,678	297,568
Total liabilities and equity	$371,778	$430,512

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Collaborative research	$783	$1,632	$4,191
Subscription and license fees	306	217	717
Total revenues	1,089	1,849	4,908
Operating expenses:
Research and development, including stock-based compensation of $3,673, $3,249 and $3,170, respectively	82,574	91,828	78,520
Increase in fair value of Symphony Icon, Inc. purchase liability	9,887	6,766	2,710
General and administrative, including stock-based compensation of $2,822, $2,458 and $2,308, respectively	17,043	17,350	19,396
Total operating expenses	109,504	115,944	100,626
Loss from operations	(108,415)	(114,095)	(95,718)
Gain on investments, net	—	—	141
Interest income	213	255	519
Interest expense	(2,114)	(2,528)	(2,719)
Other income (expense), net	105	153	(4,024)
Consolidated net loss before taxes	(110,211)	(116,215)	(101,801)
Income tax benefit	—	—	26
Consolidated net loss	$(110,211)	$(116,215)	$(101,775)
Consolidated net loss per common share, basic and diluted	$(0.23)	$(0.34)	$(0.34)
Shares used in computing consolidated net loss per common share, basic and diluted	489,707	340,761	302,844

Other comprehensive gain (loss):
Unrealized gain on investments	2	16	5
Comprehensive loss	$(110,209)	$(116,199)	$(101,770)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Lexicon Pharmaceuticals, Inc. Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury		Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Gain	Stock	Total	Interest	Equity
Balance at December 31, 2009	175,785	$176	$733,874	$(570,175)	$—	$(88)	$163,787	$(290)	$163,497
Deconsolidation of Symphony Icon, Inc.	—	—	—	—	—	—	—	290	290
Cumulative-effect adjustment for adoption of new accounting principle	—	—	—	(1,456)	—	—	(1,456)	—	(1,456)
Stock-based compensation	—	—	5,116	—	—	—	5,116	—	5,116
Issuance of common stock, net of fees	161,770	162	181,312	—	—	—	181,474	—	181,474
Issuance of common stock under Equity Incentive Plans	11	—	22	—	—	—	22	—	22
Repurchase of common stock	—	—	—	—	—	(149)	(149)	—	(149)
Net loss	—	—	—	(101,775)	—	—	(101,775)	—	(101,775)
Unrealized gain on investments	—	—	—	—	5	—	5	—	5
Balance at December 31, 2010	337,566	338	920,324	(673,406)	5	(237)	247,024	—	247,024
Stock-based compensation	—	—	5,707	—	—	—	5,707	—	5,707
Issuance of common stock under Equity Incentive Plans	330	—	552	—	—	—	552	—	552
Issuance of common stock, net of fees	142,493	142	160,450	—	—	—	160,592	—	160,592
Repurchase of common stock	—	—	—	—	—	(108)	(108)	—	(108)
Net loss	—	—	—	(116,215)	—	—	(116,215)	—	(116,215)
Unrealized gain on investments	—	—	—	—	16	—	16	—	16
Balance at December 31, 2011	480,389	480	1,087,033	(789,621)	21	(345)	297,568	—	297,568
Stock-based compensation	—	—	6,495	—	—	—	6,495	—	6,495
Issuance of common stock to designees of Symphony Icon Holdings LLC	13,238	13	34,987	—	—	—	35,000	—	35,000
Issuance of common stock under Equity Incentive Plans	1,248	1	1,053	—	—	—	1,054	—	1,054
Issuance of common stock, net of fees	17,500	18	37,037	—	—	—	37,055	—	37,055
Repurchase of common stock	—	—	—	—	—	(285)	(285)	—	(285)
Net loss	—	—	—	(110,211)	—	—	(110,211)	—	(110,211)
Unrealized gain on investments	—	—	—	—	2	—	2	—	2
Balance at December 31, 2012	512,375	$512	$1,166,605	$(899,832)	$23	$(630)	$266,678	$—	$266,678

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(110,211)	$(116,215)	$(101,775)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	4,190	4,887	5,394
Impairment of fixed assets	—	704	1,001
Amortization of Symphony Icon, Inc. purchase option	—	—	3,957
Increase in fair value of Symphony Icon, Inc. purchase liability	9,887	6,766	2,710
Stock-based compensation	6,495	5,707	5,478
Net gain on auction rate securities ("ARS") and ARS Rights	—	—	(141)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,028)	394	488
(Increase) decrease in prepaid expenses and other current assets	(2,601)	(865)	6,704
(Increase) decrease in other assets	96	414	(218)
Increase (decrease) in accounts payable and other liabilities	(995)	10,365	(5,238)
Decrease in deferred revenue	(293)	(95)	(728)
Net cash used in operating activities	(94,460)	(87,938)	(82,368)
Cash flows from investing activities:
Purchases of property and equipment	(492)	(1,206)	(1,132)
Proceeds from disposal of property and equipment	85	2,625	64
Acquisition of Symphony Icon, Inc., net of cash acquired	—	—	(5,561)
Purchases of investments	(233,250)	(108,092)	(155,856)
Maturities of investments	135,850	176,628	48,641
Net cash provided by (used in) investing activities	(97,807)	69,955	(113,844)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	38,109	160,781	181,496
Repurchase of common stock	(285)	(108)	(149)
Proceeds from debt borrowings	—	—	11,377
Repayment of debt borrowings	(1,443)	(3,589)	(49,858)
Net cash provided by financing activities	36,381	157,084	142,866
Net increase (decrease) in cash and cash equivalents	(155,886)	139,101	(53,346)
Cash and cash equivalents at beginning of year	186,309	47,208	100,554
Cash and cash equivalents at end of year	$30,423	$186,309	$47,208

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,028	$2,447	$2,424
Cash received related to income taxes	$—	$—	$26

Supplemental disclosure of noncash investing and financing activities:
Unrealized gain on investments	$2	$16	$5
Common stock issued in satisfaction of Symphony Icon base payment obligation	$35,000	$—	$—
Intangible assets acquired with long-term liabilities	$—	$—	$43,557

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

1. Organization and Operations

Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to discover the functions and pharmaceutical utility of genes and use those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease.

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, contract and milestone payments to it under drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts and financing under debt and lease arrangements. The Company’s future success is dependent upon many factors, including, but not limited to, its ability to discover and develop pharmaceutical products for the treatment of human disease, establish new collaboration and license agreements, achieve milestones under such agreements, obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company’s future success.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2012 and 2011, short-term investments consist of U.S. treasury bills and certificates of deposit. The certificates of deposits are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Restricted Cash and Investments:  Lexicon is required to maintain restricted cash or investments to collateralize standby letters of credit for the lease on its office and laboratory facilities in Hopewell, New Jersey (see Note 11).  As of December 31, 2012 and 2011, restricted cash and investments were $0.4 million and $0.4 million, respectively.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Concentration of Credit Risk: Lexicon's cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in the United States and Europe.  The Company has not experienced any significant credit losses to date.  In 2012, customers in the United States represented 100% of revenue.  In 2011, customers in the United States represented 100% of revenue.  In 2010, customers in the United States and Europe represented 94% and 6% of revenue, respectively. At December 31, 2012, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery of the functions and pharmaceutical utility of genes and the use of those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, government grants and contracts and compound library sales. In 2012, Taconic Farms, Inc. and Deltagen, Inc. represented 68% and 25% of revenues, respectively. In 2011, Taconic Farms, Texas A&M Institute for Genomic Medicine and United States Army Medical Research Acquisition Activity represented 46%, 20% and 20% of revenues, respectively.  In 2010, Taconic Farms and United States Army Medical Research Acquisition Activity represented 35% and 23% of revenues, respectively.

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

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2012, 2011 or 2010.

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

Stock-Based Compensation:  The Company recognizes compensation expense in its statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2012, stock-based compensation cost for all outstanding unvested options and restricted stock units was $10.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2012, 2011 and 2010, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2012:
Employees	93%	0.8%	5	0%
Officers and non-employee directors	81%	1.5%	8	0%
December 31, 2011:
Employees	88%	2.2%	5	0%
Officers and non-employee directors	78%	3.2%	8	0%
December 31, 2010:
Employees	86%	2.3%	5	0%
Officers and non-employee directors	80%	3.3%	8	0%

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, restricted stock units and warrants are not included because they are antidilutive.

3. Recent Accounting Pronouncements

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

4. Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2012 and 2011 are as follows:

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$30,423	$—	$—	$30,423
Securities maturing within one year:
Certificates of deposit	551	—	—	551
U.S. treasury securities	192,211	24	(1)	192,234
Total short-term investments	$192,762	$24	$(1)	$192,785
Total cash and cash equivalents and investments	$223,185	$24	$(1)	$223,208

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$186,309	$—	$—	$186,309
Securities maturing within one year:
Certificates of deposit	548	—	—	548
U.S. treasury securities	94,814	24	(3)	94,835
Total short-term investments	$95,362	$24	$(3)	$95,383
Total cash and cash equivalents and investments	$281,671	$24	$(3)	$281,692

There were no realized gains or losses for the year ended December 31, 2012, no realized gains or losses for the year ended December 31, 2011, and no realized gains or losses for the year ended December 31, 2010.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2012 and 2011.

	Assets and Liabilities at Fair Value
	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$30,423	$—	$—	$30,423
Short-term investments	192,785	—	—	192,785
Total cash and cash equivalents and investments	$223,208	$—	$—	$223,208
Liabilities
Other long-term liabilities	$—	$—	$29,920	$29,920
Total liabilities	$—	$—	$29,920	$29,920

	Assets and Liabilities at Fair Value
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$186,309	$—	$—	$186,309
Short-term investments	95,383	—	—	95,383
Total cash and cash equivalents and investments	$281,692	$—	$—	$281,692
Liabilities
Other long-term liabilities	$—	$—	$55,033	$55,033
Total liabilities	$—	$—	$55,033	$55,033

The Company did not have any Level 3 financial assets during the years ended December 31, 2012 and 2011. In 2010, Lexicon held auction rate securities and related rights that permitted Lexicon to require the investment bank that sold Lexicon the auction rate securities to purchase its auction rate securities at par value. On June 30, 2010, Lexicon exercised the rights and the investment bank purchased Lexicon's remaining auction rate securities at par value on July 1, 2010. The table presented below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the year ended December 31, 2010.

Short-term Investments
(in thousands)
Balance at December 31, 2009	$56,034
Unrealized gains included in earnings as gain on investments, net	141
Net sales and settlements	(56,175)
Balance at December 31, 2010	$—

Transfers between levels are recognized at the actual date of circumstance that caused the transfer. The Company's Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability in the accompanying consolidated statements of comprehensive loss. During the years ended December 31, 2012, 2011 and 2010, the fair value of the Symphony Icon ("Symphony Icon") purchase consideration liability increased by $9.9 million, $6.8 million and $2.7 million, respectively. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the years ended December 31, 2010, 2011 and 2012.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2009	$—
Purchase consideration liability resulting from the Symphony Icon acquisition	45,557
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	2,710
Balance at December 31, 2010	48,267
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	6,766
Balance at December 31, 2011	55,033
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	9,887
Payment of base payment obligation with common stock	(35,000)
Balance at December 31, 2012	$29,920

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

6. Property and Equipment

Property and equipment at December 31, 2012 and 2011 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2012	2011
		(in thousands)
Computers and software	3-5	$11,042	$10,986
Furniture and fixtures	5-7	7,343	7,391
Laboratory equipment	3-7	36,065	37,030
Leasehold improvements	7-10	9,991	9,934
Buildings	15-40	58,945	58,947
Land	—	2,664	2,664
Total property and equipment		126,050	126,952
Less: Accumulated depreciation and amortization		(83,416)	(80,535)
Net property and equipment		$42,634	$46,417

During the years ended December 31, 2011 and 2010, the Company determined that one of its buildings was impaired and therefore recorded impairment losses of $800,000 and $900,000, respectively, which were recorded as research and development expense in the accompanying statements of comprehensive loss. The fair value of the impaired building was estimated using sales prices in similar real estate sales and offers received from potential purchasers of the building. In June 2011, the Company sold this building with an immaterial additional loss on the sale.

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$216,579	$195,810
Research and development tax credits	32,066	34,611
Capitalized research and development	71,839	60,938
Stock-based compensation	12,972	11,843
Deferred revenue	4,906	5,008
Other	10,429	7,126
Total deferred tax assets	348,791	315,336
Deferred tax liabilities:
Deferred tax liability related to acquisition of Symphony Icon	(18,745)	(18,745)
Other	(340)	(343)
Total deferred tax liabilities	(19,085)	(19,088)
Less: valuation allowance	(348,451)	(314,993)
Net deferred tax liabilities	$(18,745)	$(18,745)

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

At December 31, 2012, Lexicon had both federal and state NOL carryforwards of approximately $602.5 million and $394.3 million, respectively.  The federal and state NOL carryforwards began to expire in 2011 and continued to expire in 2012.  The Company has R&D tax credit carryforwards of approximately $32.1 million expiring beginning in 2012.  Utilization of the NOL and R&D credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  Based on the federal tax law limits and the Company’s cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2012, the valuation allowance increased $33.5 million, primarily due to the Company’s current year net loss.  Lexicon recorded income tax benefits of $0, $0 and $26,000 in the years ended December 31, 2012, 2011 and 2010, respectively.  As of December 31, 2012 and 2011, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2012 and 2011, the Company had no accruals for interest or penalties related to income tax matters.

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

9. Debt Obligations

In April 2004, Lexicon purchased its existing laboratory and office buildings and animal facilities in The Woodlands, Texas with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. The mortgage had a principal balance of $23.5 million as of December 31, 2012. A balloon payment of $21.4 million is due in April 2014. Net proceeds from the sale of the building as discussed in Note 6, "Property and Equipment," were used to pay down the mortgage principal in June 2011 in the amount of $2.4 million.  The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $58.9 million and $2.7 million, respectively, before accumulated depreciation, as of December 31, 2012. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

The following table includes the aggregate future principal payments of the Company’s long-term debt as of December 31, 2012:

For the Year Ending December 31
(in thousands)
2013	$1,574
2014	21,877
Total debt	23,451
Less current portion	(1,574)
Total long-term debt	$21,877

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
Under a Share Purchase Agreement, dated June 15, 2007, between the Company and Holdings, the Company issued and sold to Holdings 7,650,622 shares of its common stock on June 15, 2007 in exchange for $15 million and an exclusive purchase option (the "Purchase Option") that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. On July 30, 2010, Lexicon entered into an Amended and Restated Purchase Option Agreement with Symphony Icon and Holdings and simultaneously exercised the Purchase Option, thereby reacquiring the Programs. Pursuant to the amended terms of the Purchase Option, Lexicon paid Holdings $10 million on July 30, 2010 and issued 13,237,519 shares of common stock to designees of Holdings on July 30, 2012 in satisfaction of an additional $35.0 million base payment obligation.
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

Lexicon originally calculated the value of the Purchase Option as the difference between the fair value of the common stock issued to Holdings of $23.6 million (calculated at the time of issuance) and the $15.0 million in cash received from Holdings for the issuance of the common stock. Lexicon recorded the value of the Purchase Option as an asset, and was amortizing this asset over the four-year option period. Upon the adoption of a new accounting pronouncement regarding variable interest entities (formerly SFAS No. 167) on January 1, 2010, $2.3 million of structuring and legal fees originally allocated to noncontrolling interest was allocated to the value of the Purchase Option. This resulted in a cumulative-effect adjustment to retained earnings of $1.5 million, representing the additional amortization expense that would have been recorded through December 31, 2009. The unamortized balance of $3.1 million was recorded in prepaid expenses and other current assets as of December 31, 2009. Upon the exercise of the Purchase Option on July 30, 2010 as discussed below, the remaining balance was amortized immediately. The amortization expense of $4.0 million is recorded in other expense, net in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2010.

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through December 31, 2012, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the years ended December 31, 2012, 2011 and 2010, the fair value of the Symphony Icon purchase consideration liability increased by $9.9 million, $6.8 million and $2.7 million, respectively.

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

The deferred tax liability relates to the tax impact of future amortization or possible impairments associated with the identified intangible assets, which are not deductible for tax purposes. Intangible assets related to in-process research and development (“IPR&D") assets are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if Lexicon becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D assets below their respective carrying amounts. Lexicon performed an impairment test of indefinite-lived intangible assets on its annual impairment assessment date. This test did not result in an impairment of intangible assets. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time. In estimating fair value of the IPR&D assets, Lexicon compensated for the differing phases of development of each asset by probability-adjusting its estimation of the expected future cash flows associated with each asset. Lexicon then determined the present value of the expected future cash flows. The projected cash flows from the IPR&D assets were based on key assumptions such as estimates of revenues and operating profits related to the feasibility and timing of achievement of development, regulatory and commercial milestones, expected costs to develop the IPR&D assets into commercially viable products and future expected cash flows from product sales.
The following represents the pro forma consolidated statement of comprehensive loss as if Symphony Icon had been included in the consolidated results of Lexicon for the entire year ending December 31, 2010 (in thousands):

Revenues	$4,908
Net loss attributable to Lexicon Pharmaceuticals, Inc.	(97,818)
These amounts have been calculated by removing the amortization of the Purchase Option for the year ended December 31, 2010. There are no revenue or earnings of Symphony Icon included in Lexicon's consolidated statement of comprehensive loss for the period from the acquisition date of July 30, 2010 through December 31, 2010.

11. Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement that was scheduled to expire in June 2013. Effective December 31, 2012, this lease was amended, and the amended lease expires in June 2018.  The amended lease includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the amended lease term.  Lexicon is the guarantor of the obligation of its subsidiary under this lease.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of December 31, 2012 and  2011, respectively.  Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $2.2 million, $2.5 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The following table includes non-cancelable, escalating future lease payments for the facility in New Jersey:

For the Year Ending December 31
(in thousands)
2013	$230
2014	1,052
2015	1,078
2016	1,103
2017	1,129
Thereafter	572
Total	$5,164

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

In October 2012, Lexicon sold 17,500,000 shares of its common stock at a price of $2.25 per share in a public offering, resulting in net proceeds of $37.1 million, after deducting underwriting discounts and commissions of $2.0 million and offering expenses of $0.2 million. Invus, L.P. purchased 3,000,000 of these shares. All of the net proceeds of this offering are reflected as issuance of common stock in the accompanying financial statements.

14. Equity Incentive Awards and Warrants

Equity Incentive Plans

Equity Incentive Plan:  In September 1995, Lexicon adopted the 1995 Stock Option Plan, which was subsequently amended and restated in February 2000 and renamed the 2000 Equity Incentive Plan, subsequently amended and restated in April 2009 and renamed the Equity Incentive Plan (the “Equity Incentive Plan”), and subsequently amended in April 2012.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 50,000,000 shares.  No more than 15,000,000 shares may be issued pursuant to awards other than stock options and stock appreciation rights.  As of December 31, 2012, an aggregate of 50,000,000 shares of common stock had been reserved for issuance, options to purchase 20,679,439 shares and 3,871,975 restricted stock units were outstanding, 5,087,155 shares had been issued upon the exercise of stock options, 518,250 shares had been issued pursuant to restricted stock units and 740,300 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

Non-Employee Directors’ Equity Incentive Plan:  In February 2000, Lexicon adopted the 2000 Non-Employee Directors’ Stock Option Plan, which was subsequently amended and restated in April 2009 and renamed the Non-Employee Directors’ Stock Option Plan, and subsequently amended in April 2012 and renamed the Non-Employee Directors’ Equity Incentive Plan (the “Directors’ Plan”).  Under the Directors’ Plan, non-employee directors receive an initial option to purchase 30,000 shares of common stock.  In addition, on the day following each of the Company’s annual meetings of stockholders, each non-employee director who has been a director for at least six months is automatically granted an option to purchase 20,000 shares of common stock and a restricted stock award of the number of shares of common stock having a fair market value on the date of grant of $20,000, rounded down to the nearest whole share number.  Initial option grants become vested and exercisable over a period of five years and annual option grants become vested over a period of 12 months from the date of grant.  Options granted under the Directors’ Plan have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and a term of ten years from the date of grant.

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 1,500,000 shares.  As of December 31, 2012, an aggregate of 1,500,000 shares of common stock had been reserved for issuance, options to purchase 846,000 shares were outstanding, none had been issued upon the exercise of stock options and 94,112 shares had been issued pursuant to restricted stock awards granted under the Directors’ Plan.

Stock Option Activity:  The following is a summary of option activity under Lexicon’s equity incentive plans:

	2012		2011		2010
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	20,476	$2.84	19,598	$3.46	17,346	$4.16
Granted	3,441	1.84	2,974	1.80	4,928	1.87
Exercised	(636)	1.66	(130)	1.46	(11)	2.15
Expired	(1,231)	6.93	(1,662)	8.50	(1,912)	6.40
Forfeited	(525)	1.78	(304)	1.76	(753)	1.76
Outstanding at end of year	21,525	2.51	20,476	2.84	19,598	3.46
Exercisable at end of year	15,582	$2.77	13,940	$3.34	11,845	$4.54

The weighted average estimated grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 were $1.37, $1.36 and $1.40, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 were $462,000, $63,000 and $1,100, respectively.  The weighted average remaining contractual term of options outstanding and exercisable was 6.0 and 5.1 years, respectively, as of December 31, 2012.  At December 31, 2012, the aggregate intrinsic value of the outstanding options and the exercisable options was $2.5 million and $1.9 million, respectively.

The following is a summary of the nonvested options as of December 31, 2012, and changes during the year then ended, under Lexicon’s equity incentive plans:

	Options	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested at beginning of year	6,536	$1.33
Granted	3,441	1.37
Vested	(3,509)	1.30
Forfeited	(525)	1.26
Nonvested at end of year	5,943	$1.37

Stock Bonus and Restricted Stock Unit Activity:

During the year ended December 31, 2011, Lexicon granted its officers 200,277 shares of stock bonus awards in lieu of cash bonus awards. The stock bonus awards had a weighted average grant date fair value of $1.81 per share and vested immediately. During the year ended December 31, 2012, Lexicon granted its non-employee directors 94,112 shares of restricted stock awards. The restricted stock awards had a weighed average grant date fair value of $1.70 per share and vested immediately.

During the years ended December 31, 2012 and 2011, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2011	2,127	$1.81
Granted	2,390	1.80
Vested	(518)	1.81
Forfeited	(456)	1.81
Nonvested at December 31, 2012	3,543	$1.80

During the year ended December 31, 2010, Lexicon granted certain employees restricted stock units with a performance condition. The shares subject to the restricted stock units granted in 2010 vest upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of performance-based restricted stock units activity under Lexicon's stock-based compensation plans for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2011	350	$1.90
Forfeited	(21)	1.90
Nonvested at December 31, 2012	329	$1.90

Aggregate Shares Reserved for Issuance

As of December 31, 2012, an aggregate of 25,397,414 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 19,662,769 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

15. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $490,000, $583,000 and $642,000 in the years ended December 31, 2012, 2011 and 2010, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

Under the terms of the award, Lexicon is responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016.  Lexicon will obtain credits based on funding received by TIGM and certain related parties from sources other than the State of Texas that it may offset against its potential liability for any job creation shortfalls.  Lexicon will also obtain credits against future jobs commitment liabilities for any surplus jobs it creates.  Subject to these credits, if Lexicon fails to create the specified number of jobs, the state may require Lexicon to repay $2,415 for each job Lexicon falls short beginning in 2013.  Lexicon’s maximum aggregate exposure for such payments, if Lexicon fails to create any new jobs, is approximately $14.2 million, without giving effect to any credits to which Lexicon may be entitled.  Lexicon has recorded this obligation as deferred revenue and accounts payable in the accompanying consolidated balance sheets.  The Texas A&M University System, together with TIGM, has independent job creation obligations and is obligated for an additional period to maintain an aggregate of 5,000 jobs, inclusive of those Lexicon creates.

Taconic Farms.  Lexicon established a collaboration with Taconic Farms, Inc. in November 2005 for the marketing, distribution and licensing of certain lines of knockout mice and entered into an expanded collaboration with Taconic in July 2009 that expired in July 2010.  Under the terms of the collaboration, Lexicon is presently making available through Taconic more than 3,600 distinct lines of knockout mice, and in some cases, phenotypic data relating to such lines of knockout mice, for use by pharmaceutical and biotechnology companies, academic and non-profit institutions and other researchers.  Lexicon receives license fees and royalties from payments received by Taconic from customers obtaining access to knockout mice and any related phenotypic data.  The Company received payments totaling $6.7 million through December 31, 2012.  Revenue recognized under these agreements was $0.7 million, $0.8 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

17. Selected Quarterly Financial Data

The table below sets forth certain unaudited statements of comprehensive loss data, and net loss per common share data, for each quarter of 2012 and 2011:

(in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
		(Unaudited)
2012
Revenues	$300	$199	$372	218
Loss from operations	$(29,383)	$(25,480)	$(29,060)	(24,492)
Consolidated net loss	$(29,868)	$(25,931)	$(29,539)	(24,873)
Consolidated net loss per common share, basic and diluted	$(0.06)	$(0.05)	$(0.06)	$(0.05)
Shares used in computing consolidated net loss per common share	480,324	480,634	490,049	507,619
2011
Revenues	$596	$555	$355	$343
Loss from operations	$(29,136)	$(25,926)	$(25,691)	$(33,342)
Consolidated net loss	$(29,629)	$(26,638)	$(26,103)	$(33,845)
Consolidated net loss per common share, basic and diluted	$(0.09)	$(0.08)	$(0.08)	$(0.10)
Shares used in computing consolidated net loss per common share	337,527	337,668	337,678	350,069