Form 10-Q
period 2013-03-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2013-05-10
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

As of May 6, 2013, 513,025,272 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,248	$30,423
Short-term investments, including restricted investments of $430	162,915	192,785
Accounts receivable, net of allowances of $35	863	1,378
Prepaid expenses and other current assets	8,438	6,349
Total current assets	206,464	230,935
Property and equipment, net of accumulated depreciation and amortization of $80,882 and $83,416, respectively	42,623	42,634
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	88	109
Total assets	$347,275	$371,778
Liabilities and Equity
Current liabilities:
Accounts payable	$5,442	$7,661
Accrued liabilities	9,704	8,922
Current portion of deferred revenue	628	128
Current portion of long-term debt	1,607	1,574
Total current liabilities	17,381	18,285
Deferred revenue, net of current portion	13,405	13,910
Long-term debt	21,457	21,877
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	34,079	32,283
Total liabilities	105,067	105,100
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 513,835 and 512,375 shares issued, respectively	514	512
Additional paid-in capital	1,168,961	1,166,605
Accumulated deficit	(925,806)	(899,832)
Accumulated other comprehensive gain	42	23
Treasury stock, at cost, 814 and 380 shares, respectively	(1,503)	(630)
Total equity	242,208	266,678
Total liabilities and equity	$347,275	$371,778

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Collaborative research	$284	$152
Subscription and license fees	76	148
Total revenues	360	300
Operating expenses:
Research and development, including stock-based compensation of $1,330 and $1,037, respectively	20,327	23,037
Increase in fair value of Symphony Icon, Inc. purchase liability	1,264	2,081
General and administrative, including stock-based compensation of $779 and $681, respectively	4,324	4,565
Total operating expenses	25,915	29,683
Loss from operations	(25,555)	(29,383)
Interest income	53	56
Interest expense	(506)	(537)
Other income (expense), net	34	(4)
Consolidated net loss	$(25,974)	$(29,868)
Consolidated net loss per common share, basic and diluted	$(0.05)	$(0.06)
Shares used in computing consolidated net loss per common share, basic and diluted	512,428	480,324

Other comprehensive loss:
Unrealized gain (loss) on investments	19	(78)
Comprehensive loss	$(25,955)	$(29,946)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2011	480,389	$480	$1,087,033	$(789,621)	$21	$(345)	$297,568
Stock-based compensation	—	—	1,718	—	—	—	1,718
Issuance of common stock under Equity Incentive Plans	553	1	51	—	—	—	52
Other	—	—	(136)	—	—	—	(136)
Repurchase of common stock	—	—	—	—	—	(285)	(285)
Net loss	—	—	—	(29,868)	—	—	(29,868)
Unrealized loss on investments	—	—	—	—	(78)	—	(78)
Balance at March 31, 2012	480,942	$481	$1,088,666	$(819,489)	$(57)	$(630)	$268,971

Balance at December 31, 2012	512,375	$512	$1,166,605	$(899,832)	$23	$(630)	$266,678
Stock-based compensation	—	—	2,109	—	—	—	2,109
Issuance of common stock under Equity Incentive Plans	1,460	2	247	—	—	—	249
Repurchase of common stock	—	—	—	—	—	(873)	(873)
Net loss	—	—	—	(25,974)	—	—	(25,974)
Unrealized gain on investments	—	—	—	—	19	—	19
Balance at March 31, 2013	513,835	$514	$1,168,961	$(925,806)	$42	$(1,503)	$242,208

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(25,974)	$(29,868)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	793	1,125
Increase in fair value of Symphony Icon, Inc. purchase liability	1,264	2,081
Stock-based compensation	2,109	1,718
Changes in operating assets and liabilities:
Decrease in accounts receivable	515	164
Increase in prepaid expenses and other current assets	(2,089)	(1,395)
Decrease in other assets	21	24
Decrease in accounts payable and other liabilities	(905)	(851)
Decrease in deferred revenue	(5)	—
Net cash used in operating activities	(24,271)	(27,002)
Cash flows from investing activities:
Purchases of property and equipment	(839)	(234)
Proceeds from disposal of property and equipment	57	—
Purchases of investments	(80,954)	(151,776)
Maturities of investments	110,843	22,435
Net cash provided by (used in) investing activities	29,107	(129,575)
Cash flows from financing activities:
Proceeds from issuance of common stock	249	52
Repurchase of common stock	(873)	(285)
Repayment of debt borrowings	(387)	(353)
Other financing activities	—	(136)
Net cash used in financing activities	(1,011)	(722)
Net increase (decrease) in cash and cash equivalents	3,825	(157,299)
Cash and cash equivalents at beginning of period	30,423	186,309
Cash and cash equivalents at end of period	$34,248	$29,010

Supplemental disclosure of cash flow information:
Cash paid for interest	$480	$516

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$19	$(78)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

2.      Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period and excludes shares underlying stock options and restricted stock units because they are antidilutive.  There are no differences between basic and diluted net loss per share for all periods presented.

3.      Stock-Based Compensation

The Company recorded $2.1 million and $1.7 million of stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2013 and 2012:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2013:
Employees	91%	0.8%	5	—%
Officers and non-employee directors	81%	1.6%	8	—%
March 31, 2012:
Employees	92%	0.8%	5	—%
Officers and non-employee directors	80%	1.6%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation for the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2012	21,525	$2.51
Granted	2,971	2.11
Exercised	(140)	1.78
Expired	(695)	3.62
Forfeited	(5)	1.94
Outstanding at March 31, 2013	23,656	2.43
Exercisable at March 31, 2013	16,128	$2.66

During the three months ended March 31, 2013, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2012	3,543	$1.80
Granted	1,969	2.09
Vested	(991)	1.80
Forfeited	(37)	1.85
Nonvested at March 31, 2013	4,484	$1.93
During 2010, Lexicon granted certain employees restricted stock units with a performance condition. The shares subject to the restricted stock units granted in 2010 vested upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application. This performance condition occurred during the three months ended March 31, 2013, and therefore all outstanding restricted stock units with this performance condition vested. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of performance-based restricted stock units activity under Lexicon's stock-based compensation plans for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2012	329	$1.90
Vested	(329)	1.90
Nonvested at March 31, 2013	—	$—

4.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2013 and December 31, 2012 are as follows:

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$34,248	$—	$—	$34,248
Securities maturing within one year:
Certificates of deposit	550	—	—	550
U.S. treasury securities	162,323	42	—	162,365
Total short-term investments	$162,873	$42	$—	$162,915
Total cash and cash equivalents and investments	$197,121	$42	$—	$197,163

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$30,423	$—	$—	$30,423
Securities maturing within one year:
Certificates of deposit	551	—	—	551
U.S. treasury securities	192,211	24	(1)	192,234
Total short-term investments	$192,762	$24	$(1)	$192,785
Total cash and cash equivalents and investments	$223,185	$24	$(1)	$223,208

There were no realized gains or losses for the three months ended March 31, 2013, and no realized gains or losses for the three months ended March 31, 2012. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of March 31, 2013 and December 31, 2012.

	Assets and Liabilities at Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$34,248	$—	$—	$34,248
Short-term investments	162,915	—	—	162,915
Total cash and cash equivalents and investments	$197,163	$—	$—	$197,163
Liabilities
Other long-term liabilities	$—	$—	$31,184	$31,184
Total liabilities	$—	$—	$31,184	$31,184

	Assets and Liabilities at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$30,423	$—	$—	$30,423
Short-term investments	192,785	—	—	192,785
Total cash and cash equivalents and investments	$223,208	$—	$—	$223,208
Liabilities
Other long-term liabilities	$—	$—	$29,920	$29,920
Total liabilities	$—	$—	$29,920	$29,920

The Company's Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. On July 30, 2012, Lexicon issued 13,237,519 shares of common stock to designees of Symphony Icon Holdings LLC ("Holdings") in satisfaction of the $35 million base payment obligation (see Note 7, Arrangements with Symphony Icon, Inc., for more information). The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the three months ended March 31, 2013 and 2012.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2012	$29,920
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,264
Balance at March 31, 2013	$31,184

Balance at December 31, 2011	$55,033
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	2,081
Balance at March 31, 2012	$57,114
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

6.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $23.1 million as of March 31, 2013. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

7.      Arrangements with Symphony Icon, Inc.

On June 15, 2007, Lexicon entered into a series of related agreements providing for the financing of the clinical development of certain of its drug candidates, including LX1032 and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates (the “Programs”). The agreements included a Novated and Restated Technology License Agreement pursuant to which the Company licensed to Symphony Icon, a then wholly-owned subsidiary of Holdings, the Company's intellectual property rights related to the Programs. Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the Programs.

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

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million at the date of acquisition and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through March 31, 2013, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the three months ended March 31, 2013 and 2012, the fair value of the Symphony Icon purchase consideration liability increased by $1.3 million and $2.1 million, respectively.

8.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2018.  Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $5.3 million as of March 31, 2013. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of March 31, 2013 and December 31, 2012, respectively.  Additionally, Lexicon leases certain equipment under operating leases.

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

9.      Collaboration and License Agreements

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

Since our inception, we have incurred significant losses and, as of March 31, 2013, we had an accumulated deficit of $925.8 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with our drug discovery and development programs. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on our consolidated financial statements.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2013	2012
Total revenues	$0.4	$0.3
Dollar increase	$0.1
Percentage increase	20%

•
Collaborative research – Revenue from collaborative research for the three months ended March 31, 2013 increased 87% to $0.3 million, as compared to the corresponding period in 2012, primarily due to increased revenues under our alliance with Taconic Farms.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended March 31, 2013 decreased 49% to $0.1 million, as compared to the corresponding period in 2012, primarily due to a decrease in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2013	2012
Total research and development expense	$20.3	$23.0
Dollar decrease	$(2.7)
Percentage decrease	(12)%
Research and development expenses consist primarily of salaries and other personnel-related expenses, third-party and other services principally related to preclinical and clinical development activities, facility and equipment costs, stock-based compensation expense, and laboratory supplies costs.

•
Personnel – Personnel costs for the three months ended March 31, 2013 decreased 9% to $7.3 million, as compared to the corresponding period in 2012, primarily due to reductions in our personnel in January 2012. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Third-party and other services – Third-party and other services for the three months ended March 31, 2013 decreased 19% to $7.2 million, as compared to the corresponding period in 2012, primarily due to decreases in external preclinical and clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•
Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2013 decreased 25% to $2.2 million, as compared to the corresponding period in 2012, primarily due to decreases in rent costs and depreciation expense. Effective December 31, 2012, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. amended its laboratory and office space lease extending the lease term and decreasing both the rentable square-feet and rental rate.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2013 increased 28% to $1.3 million, as compared to the corresponding period in 2012.

•	Laboratory supplies – Laboratory supplies expense for the three months ended March 31, 2013 decreased 9% to
$0.8 million, as compared to the corresponding period in 2012, primarily due to reductions in early-stage research activities.

•	Other – Other costs for the three months ended March 31, 2013 increased 15% to $1.5 million, as compared to the corresponding period in 2012.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $1.3 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively (see Note 7, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2013	2012
Total general and administrative expense	$4.3	$4.6
Dollar decrease	$(0.2)
Percentage decrease	(5)%
General and administrative expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, professional fees such as legal fees, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended March 31, 2013 decreased 12% to $2.1 million, as compared to the corresponding period in 2012, primarily due to reductions in our personnel in January 2012. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2013 increased 14% to $0.8 million, as compared to the corresponding period in 2012.

•	Professional fees – Professional fees for the three months ended March 31, 2013 were $0.7 million, consistent with the corresponding period in 2012.

•	Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2013 decreased 16% to $0.4 million, as compared to the corresponding period in 2012.

•	Other – Other costs for the three months ended March 31, 2013 were $0.3 million, consistent with the corresponding period in 2012.

Interest Income and Interest Expense

Interest Income.  Interest income for the three months ended March 31, 2013 was $0.1 million, consistent with the corresponding period in 2012.

Interest Expense.  Interest expense for the three months ended March 31, 2013 was $0.5 million, consistent with the corresponding period in 2012.

Consolidated Net Loss and Consolidated Net Loss per Common Share

Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss decreased to $26.0 million in the three months ended March 31, 2013 from $29.9 million in the corresponding period in 2012. Consolidated net loss per common share decreased to $0.05 in the three months ended March 31, 2013 from $0.06 in the corresponding period in 2012.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through March 31, 2013, we had received net proceeds of $986.0 million from issuances of common and preferred stock. In addition, from our inception through March 31, 2013, we received $456.4 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $442.9 million had been recognized as revenues through March 31, 2013.
As of March 31, 2013, we had $197.2 million in cash, cash equivalents and investments. As of December 31, 2012, we had $223.2 million in cash, cash equivalents and investments. We used cash of $24.3 million in operations in the three months ended March 31, 2013. This consisted primarily of the consolidated net loss for the period of $26.0 million and a net increase in other operating assets net of liabilities of $2.5 million, partially offset by non-cash charges of $2.1 million related to stock-based compensation expense, $1.3 million related to the increase in fair value of the Symphony Icon purchase liability and $0.8 million related to depreciation expense. Investing activities provided cash of $29.1 million in the three months ended March 31, 2013, primarily due to net maturities of investments of $29.9 million, partially offset by purchases of property and equipment of $0.8 million. Financing activities used cash of $1.0 million primarily due to repurchase of common stock of $0.9 million and repayment of debt borrowings of $0.4 million, partially offset by proceeds of $0.2 million related to issuance of common stock.
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

Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. The mortgage had a principal balance outstanding of $23.1 million as of March 31, 2013. A balloon payment of $21.4 million is due in April 2014.
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

We had approximately $197.2 million in cash and cash equivalents and short-term investments as of March 31, 2013. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

•	We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to Employees, Advisors and Facilities Operations

•	The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations.

•	Our collaborations with outside scientists may be subject to restriction and change.

•	Because most of our operations are located at a limited number of locations, the occurrence of a disaster could significantly disrupt our business.

Risks Related to Environmental and Product Liability

•
We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

•	We may be sued for product liability.

Risks Related to Our Common Stock

•	Invus, L.P., Invus C.V. and their affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

•	Invus has additional rights under our stockholders' agreement with Invus, L.P. which provides Invus with substantial influence over certain significant corporate matters.

•	Our stock price may be extremely volatile.

•	We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

•	Future sales of our common stock may depress our stock price.

•	If we are unable to meet Nasdaq continued listing requirements, Nasdaq may take action to delist our common stock.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (4)
January 1-31, 2013	109,345	(1)	$2.11	(3)	—	—
February 1-28, 2013	324,401	(2)	$1.98	(3)	—	—
March 1-31, 2013	—		$—		—	—

(1)
Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2010 under our Equity Incentive Plan with respect to the vesting of such restricted stock units.

(2)
Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2011 and February 2012 under our Equity Incentive Plan with respect to the vesting of such restricted stock units.

(3)
Represents the market price of our common stock on the date of vesting of such restricted stock units, calculated in accordance with the process for determination of fair market value under our Equity Incentive Plan.

(4)
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

Lexicon Pharmaceuticals, Inc.

Date:	May 10, 2013	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	May 10, 2013	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document