Form 10-Q
period 2013-06-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2013-08-01
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

As of July 29, 2013, 513,453,422 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$23,254	$30,423
Short-term investments, including restricted investments of $430	152,124	192,785
Accounts receivable, net of allowances of $35	1,014	1,378
Prepaid expenses and other current assets	6,684	6,349
Total current assets	183,076	230,935
Property and equipment, net of accumulated depreciation and amortization of $81,034 and $83,416, respectively	42,152	42,634
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	65	109
Total assets	$323,393	$371,778
Liabilities and Equity
Current liabilities:
Accounts payable	$6,281	$7,661
Accrued liabilities	11,321	8,922
Current portion of deferred revenue	623	128
Current portion of long-term debt	22,678	1,574
Total current liabilities	40,903	18,285
Deferred revenue, net of current portion	13,405	13,910
Long-term debt	—	21,877
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	35,256	32,283
Total liabilities	108,309	105,100
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 513,972 and 512,375 shares issued, respectively	514	512
Additional paid-in capital	1,170,928	1,166,605
Accumulated deficit	(954,886)	(899,832)
Accumulated other comprehensive gain	31	23
Treasury stock, at cost, 814 and 380 shares, respectively	(1,503)	(630)
Total equity	215,084	266,678
Total liabilities and equity	$323,393	$371,778

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Collaborative research	$211	$199	$495	$351
Subscription and license fees	3	—	79	148
Total revenues	214	199	574	499
Operating expenses:
Research and development, including stock-based compensation of $1,022, $915, $2,352 and $1,952, respectively	23,692	19,355	44,019	42,392
Increase in fair value of Symphony Icon, Inc. purchase liability	477	2,162	1,741	4,243
General and administrative, including stock-based compensation of $847, $680, $1,626 and $1,361, respectively	4,669	4,162	8,993	8,727
Total operating expenses	28,838	25,679	54,753	55,362
Loss from operations	(28,624)	(25,480)	(54,179)	(54,863)
Interest income	44	58	97	114
Interest expense	(496)	(530)	(1,002)	(1,067)
Other income (expense), net	(4)	21	30	17
Consolidated net loss	$(29,080)	$(25,931)	$(55,054)	$(55,799)
Consolidated net loss per common share, basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.12)
Shares used in computing consolidated net loss per common share, basic and diluted	513,083	480,634	512,757	480,479

Other comprehensive loss:
Unrealized gain (loss) on investments	(11)	37	8	(41)
Comprehensive loss	$(29,091)	$(25,894)	$(55,046)	$(55,840)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2011	480,389	$480	$1,087,033	$(789,621)	$21	$(345)	$297,568
Stock-based compensation	—	—	3,313	—	—	—	3,313
Issuance of common stock under Equity Incentive Plans	779	1	275	—	—	—	276
Other	—	—	(136)	—	—	—	(136)
Repurchase of common stock	—	—	—	—	—	(285)	(285)
Net loss	—	—	—	(55,799)	—	—	(55,799)
Unrealized loss on investments	—	—	—	—	(41)	—	(41)
Balance at June 30, 2012	481,168	$481	$1,090,485	$(845,420)	$(20)	$(630)	$244,896

Balance at December 31, 2012	512,375	$512	$1,166,605	$(899,832)	$23	$(630)	$266,678
Stock-based compensation	—	—	3,978	—	—	—	3,978
Issuance of common stock under Equity Incentive Plans	1,597	2	345	—	—	—	347
Repurchase of common stock	—	—	—	—	—	(873)	(873)
Net loss	—	—	—	(55,054)	—	—	(55,054)
Unrealized gain on investments	—	—	—	—	8	—	8
Balance at June 30, 2013	513,972	$514	$1,170,928	$(954,886)	$31	$(1,503)	$215,084

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(55,054)	$(55,799)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	1,618	2,219
Increase in fair value of Symphony Icon, Inc. purchase liability	1,741	4,243
Stock-based compensation	3,978	3,313
Changes in operating assets and liabilities:
Decrease in accounts receivable	364	168
Increase in prepaid expenses and other current assets	(335)	(2,834)
Decrease in other assets	44	48
Increase (decrease) in accounts payable and other liabilities	2,251	(317)
Decrease in deferred revenue	(10)	—
Net cash used in operating activities	(45,403)	(48,959)
Cash flows from investing activities:
Purchases of property and equipment	(1,238)	(329)
Proceeds from disposal of property and equipment	102	1
Purchases of investments	(80,954)	(151,776)
Maturities of investments	121,623	49,384
Net cash provided by (used in) investing activities	39,533	(102,720)
Cash flows from financing activities:
Proceeds from issuance of common stock	347	276
Repurchase of common stock	(873)	(285)
Repayment of debt borrowings	(773)	(706)
Other financing activities	—	(136)
Net cash used in financing activities	(1,299)	(851)
Net decrease in cash and cash equivalents	(7,169)	(152,530)
Cash and cash equivalents at beginning of period	30,423	186,309
Cash and cash equivalents at end of period	$23,254	$33,779

Supplemental disclosure of cash flow information:
Cash paid for interest	$962	$1,029

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$8	$(41)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

3.      Stock-Based Compensation

The Company recorded $1.9 million and $1.6 million of stock-based compensation expense for the three months ended June 30, 2013 and 2012, respectively, and $4.0 million and $3.3 million of stock-based compensation expense for the six months ended June 30, 2013 and 2012, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2013 and 2012:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2013:
Employees	90%	0.8%	5	—%
Officers and non-employee directors	81%	1.6%	8	—%
June 30, 2012:
Employees	92%	0.8%	5	—%
Officers and non-employee directors	80%	1.6%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2013:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2012	21,525	$2.51
Granted	3,396	2.12
Exercised	(196)	1.77
Expired	(815)	3.87
Forfeited	(95)	1.86
Outstanding at June 30, 2013	23,815	2.42
Exercisable at June 30, 2013	16,575	$2.61

During the six months ended June 30, 2013, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2012	3,543	$1.80
Granted	1,969	2.09
Vested	(992)	1.80
Forfeited	(138)	1.87
Nonvested at June 30, 2013	4,382	$1.93
During 2010, Lexicon granted certain employees restricted stock units with a performance condition. The shares subject to the restricted stock units granted in 2010 vested upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application. This performance condition occurred during the six months ended June 30, 2013, and therefore all outstanding restricted stock units with this performance condition vested. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of performance-based restricted stock units activity under Lexicon's stock-based compensation plans for the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2012	329	$1.90
Vested	(329)	1.90
Nonvested at June 30, 2013	—	$—

During the six months ended June 30, 2013, Lexicon granted its non-employee directors 80,808 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $1.98 per share and vested immediately.

4.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2013 and December 31, 2012 are as follows:

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$23,254	$—	$—	$23,254
Securities maturing within one year:
Certificates of deposit	551	—	—	551
U.S. treasury securities	151,542	31	—	151,573
Total short-term investments	$152,093	$31	$—	$152,124
Total cash and cash equivalents and investments	$175,347	$31	$—	$175,378

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$30,423	$—	$—	$30,423
Securities maturing within one year:
Certificates of deposit	551	—	—	551
U.S. treasury securities	192,211	24	(1)	192,234
Total short-term investments	$192,762	$24	$(1)	$192,785
Total cash and cash equivalents and investments	$223,185	$24	$(1)	$223,208

There were no realized gains or losses for the six months ended June 30, 2013, and no realized gains or losses for the six months ended June 30, 2012. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of June 30, 2013 and December 31, 2012.

	Assets and Liabilities at Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$23,254	$—	$—	$23,254
Short-term investments	152,124	—	—	152,124
Total cash and cash equivalents and investments	$175,378	$—	$—	$175,378
Liabilities
Other long-term liabilities	$—	$—	$31,661	$31,661
Total liabilities	$—	$—	$31,661	$31,661

	Assets and Liabilities at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$30,423	$—	$—	$30,423
Short-term investments	192,785	—	—	192,785
Total cash and cash equivalents and investments	$223,208	$—	$—	$223,208
Liabilities
Other long-term liabilities	$—	$—	$29,920	$29,920
Total liabilities	$—	$—	$29,920	$29,920

The Company's Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. On July 30, 2012, Lexicon issued 13,237,519 shares of common stock to designees of Symphony Icon Holdings LLC ("Holdings") in satisfaction of the $35 million base payment obligation (see Note 7, Arrangements with Symphony Icon, Inc., for more information). The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the six months ended June 30, 2013 and 2012.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2012	$29,920
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,741
Balance at June 30, 2013	$31,661

Balance at December 31, 2011	$55,033
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	4,243
Balance at June 30, 2012	$59,276
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include goodwill associated with the acquisitions of Coelacanth Corporation in 2001 and Symphony Icon in 2010 and intangible assets associated with the acquisition of Symphony Icon in 2010. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.

6.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%.  The mortgage had a principal balance outstanding of $22.7 million as of June 30, 2013. A balloon payment of $21.4 million is due in April 2014. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

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

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million at the date of acquisition and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through June 30, 2013, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the six months ended June 30, 2013 and 2012, the fair value of the Symphony Icon purchase consideration liability increased by $1.7 million and $4.2 million, respectively.

8.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2018.  Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $5.1 million as of June 30, 2013. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of June 30, 2013 and December 31, 2012, respectively.  Additionally, Lexicon leases certain equipment under operating leases.

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

Since our inception, we have incurred significant losses and, as of June 30, 2013, we had an accumulated deficit of $954.9 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with our drug discovery and development programs. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$0.2	$0.2	$0.6	$0.5
Dollar increase	$—		$0.1
Percentage increase	8%		15%

•
Collaborative research – Revenue from collaborative research for the three months ended June 30, 2013 was$0.2 million, consistent with the corresponding period in 2012, and for the six months ended June 30, 2013 increased 41% to $0.5 million, as compared to the corresponding period in 2012, primarily due to increased revenues under our alliance with Taconic Farms.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended June 30, 2013 increased to $3,000, and for the six months ended June 30, 2013 decreased 47% to $0.1 million, as compared to the corresponding periods in 2012, primarily due to changes in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total research and development expense	$23.7	$19.4	$44.0	$42.4
Dollar increase	$4.3		$1.6
Percentage increase	22%		4%
Research and development expenses consist primarily of third-party and other services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense, and laboratory supplies costs.

•
Third-party and other services – Third-party and other services for the three months ended June 30, 2013 increased 59% to $11.5 million, and for the six months ended June 30, 2013 increased 16% to $18.7 million, as compared to the corresponding periods in 2012, primarily due to increases in external preclinical and clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended June 30, 2013 increased 13% to $7.0 million, and for the six months ended June 30, 2013 increased 1% to $14.3 million, as compared to the corresponding periods in 2012, primarily due to increased medical insurance and salary costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2013 decreased 28% to $2.1 million, and for the six months ended June 30, 2013 decreased 26% to $4.4 million, as compared to the corresponding periods in 2012, primarily due to decreases in rent costs and depreciation expense. Effective December

31, 2012, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. amended its laboratory and office space lease extending the lease term and decreasing both the rentable square-feet and rental rate.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2013 increased 12% to $1.0 million, and for the six months ended June 30, 2013 increased 20% to $2.4 million, as compared to the corresponding periods in 2012.

•	Laboratory supplies – Laboratory supplies expense for the three months ended June 30, 2013 increased 16% to
$1.0 million, and for the six months ended June 30, 2013 increased 3% to $1.9 million, as compared to the corresponding periods in 2012.

•
Other – Other costs for the three months ended June 30, 2013 decreased 16% to $1.0 million, as compared to the corresponding period in 2012, and for the six months ended June 30, 2013 were $2.5 million, consistent with the corresponding period in 2012.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $0.5 million and $2.2 million for the three months ended June 30, 2013 and 2012, respectively, and was $1.7 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively (see Note 7, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total general and administrative expense	$4.7	$4.2	$9.0	$8.7
Dollar increase	$0.5		$0.3
Percentage increase	12%		3%
General and administrative expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, professional fees such as legal fees, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended June 30, 2013 increased 16% to $2.3 million, as compared to the corresponding period in 2012, primarily due to increased medical insurance and salary costs. Personnel costs for the six months ended June 30, 2013 were $4.4 million, consistent with the corresponding period in 2012. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2013 increased 25% to $0.8 million, and for the six months ended June 30, 2013 increased 20% to $1.6 million, as compared to the corresponding periods in 2012.

•
Professional fees – Professional fees for the three months ended June 30, 2013 increased 22% to $0.8 million, and for the six months ended June 30, 2013 increased 11% to $1.4 million, as compared to the corresponding periods in 2012.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2013 decreased 16% to $0.4 million, and for the six months ended June 30, 2013 decreased 16% to $0.8 million, as compared to the corresponding periods in 2012.

•	Other – Other costs for the three months ended June 30, 2013 were $0.4 million, and for the six months ended June 30, 2013 were $0.7 million, consistent with the corresponding periods in 2012.

Interest Income and Interest Expense

Interest Income.  Interest income for the three months ended June 30, 2013 and 2012 was $44,000 and $58,000, respectively, and for the six months ended June 30, 2013 was $97,000 and $114,000, respectively.

Interest Expense.  Interest expense for the three months ended June 30, 2013 was $0.5 million, consistent with the corresponding period in 2012. Interest expense for the six months ended June 30, 2013 and 2012 was $1.0 million and $1.1 million, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share

Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $29.1 million in the three months ended June 30, 2013 from $25.9 million in the corresponding period in 2012. Consolidated net loss per common share increased to $0.06 in the three months ended June 30, 2013 from $0.05 in the corresponding period in 2012. Consolidated net loss decreased to $55.1 million in the six months ended June 30, 2013 from $55.8 million in the corresponding period in 2012. Consolidated net loss per common share decreased to $0.11 in the six months ended June 30, 2013 from $0.12 in the corresponding period in 2012.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through June 30, 2013, we had received net proceeds of $986.1 million from issuances of common and preferred stock. In addition, from our inception through June 30, 2013, we received $456.4 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $443.1 million had been recognized as revenues through June 30, 2013.
As of June 30, 2013, we had $175.4 million in cash, cash equivalents and investments. As of December 31, 2012, we had $223.2 million in cash, cash equivalents and investments. We used cash of $45.4 million in operations in the six months ended June 30, 2013. This consisted primarily of the consolidated net loss for the period of $55.1 million, partially offset by non-cash charges of $4.0 million related to stock-based compensation expense, a net decrease in other operating assets net of liabilities of $2.3 million, $1.7 million related to the increase in fair value of the Symphony Icon purchase liability and $1.6 million related to depreciation expense. Investing activities provided cash of $39.5 million in the six months ended June 30, 2013, primarily due to net maturities of investments of $40.7 million, partially offset by purchases of property and equipment of $1.2 million. Financing activities used cash of $1.3 million primarily due to repurchase of common stock of $0.9 million and repayment of debt borrowings of $0.8 million, partially offset by proceeds of $0.3 million related to issuance of common stock.
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

Under the terms of our award, we are responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016. We will receive credits against those job obligations based on funding received by TIGM and certain related parties from sources other than the State of Texas. We will also receive credits against those jobs obligations for any surplus jobs we create. We may be required to repay the state a portion of the award if we fail to meet those job obligations. Subject to these credits, if we fail to create the specified number of jobs, the
State may require us to repay $2,415 for each job we fall short beginning in 2013. Our maximum aggregate exposure for such payments, if we fail to create any new jobs, is approximately $14.2 million, including $302,000 in 2013, without giving effect to any credits to which we may be entitled.

Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan has a ten-year term with a 20-year amortization and bears interest at a fixed rate of 8.23%. The mortgage had a principal balance outstanding of $22.7 million as of June 30, 2013. A balloon payment of $21.4 million is due in April 2014.
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

We had approximately $175.4 million in cash and cash equivalents and short-term investments as of June 30, 2013. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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

Lexicon Pharmaceuticals, Inc.

Date:	July 31, 2013	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	July 31, 2013	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document