Form 10-Q
period 2013-09-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2013-11-12
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

As of November 8, 2013, 513,517,074 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo, OmniBank® and LexVision® are registered trademarks and Genome5000™ is a trademark of Lexicon Pharmaceuticals, Inc.

——————

Factors Affecting Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Part II, Item 1A. - Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not under any duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results, unless required by law.

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$19,581	$30,423
Short-term investments, including restricted investments of $430	131,629	192,785
Accounts receivable, net of allowances of $35	895	1,378
Prepaid expenses and other current assets	7,257	6,349
Total current assets	159,362	230,935
Property and equipment, net of accumulated depreciation and amortization of $81,533 and $83,416, respectively	41,838	42,634
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	158	109
Total assets	$299,458	$371,778
Liabilities and Equity
Current liabilities:
Accounts payable	$9,709	$7,661
Accrued liabilities	11,529	8,922
Current portion of deferred revenue	685	128
Current portion of long-term debt	1,675	1,574
Total current liabilities	23,598	18,285
Deferred revenue, net of current portion	13,405	13,910
Long-term debt	20,609	21,877
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	37,391	32,283
Total liabilities	113,748	105,100
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 514,275 and 512,375 shares issued, respectively	514	512
Additional paid-in capital	1,173,205	1,166,605
Accumulated deficit	(986,544)	(899,832)
Accumulated other comprehensive gain	38	23
Treasury stock, at cost, 814 and 380 shares, respectively	(1,503)	(630)
Total equity	185,710	266,678
Total liabilities and equity	$299,458	$371,778

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Collaborative research	$238	$214	$733	$565
Subscription and license fees	—	158	79	306
Total revenues	238	372	812	871
Operating expenses:
Research and development, including stock-based compensation of $1,027, $923, $3,379 and $2,875, respectively	25,400	19,192	69,419	61,584
Increase in fair value of Symphony Icon, Inc. purchase liability	1,338	5,844	3,079	10,087
General and administrative, including stock-based compensation of $723, $669, $2,349 and $2,030, respectively	4,716	4,396	13,709	13,123
Total operating expenses	31,454	29,432	86,207	84,794
Loss from operations	(31,216)	(29,060)	(85,395)	(83,923)
Interest income	39	44	136	158
Interest expense	(492)	(527)	(1,494)	(1,594)
Other income, net	11	4	41	21
Consolidated net loss	$(31,658)	$(29,539)	$(86,712)	$(85,338)
Consolidated net loss per common share, basic and diluted	$(0.06)	$(0.06)	$(0.17)	$(0.18)
Shares used in computing consolidated net loss per common share, basic and diluted	513,419	490,049	512,980	483,693

Other comprehensive loss:
Unrealized gain on investments	7	41	15	—
Comprehensive loss	$(31,651)	$(29,498)	$(86,697)	$(85,338)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain	Treasury Stock	Total
Balance at December 31, 2011	480,389	$480	$1,087,033	$(789,621)	$21	$(345)	$297,568
Stock-based compensation	—	—	4,905	—	—	—	4,905
Issuance of common stock to designees of Symphony Icon Holdings LLC	13,238	14	34,986	—	—	—	35,000
Issuance of common stock under Equity Incentive Plans	1,247	1	1,054	—	—	—	1,055
Other	—	—	(146)	—	—	—	(146)
Repurchase of common stock	—	—	—	—	—	(285)	(285)
Net loss	—	—	—	(85,338)	—	—	(85,338)
Balance at September 30, 2012	494,874	$495	$1,127,832	$(874,959)	$21	$(630)	$252,759

Balance at December 31, 2012	512,375	$512	$1,166,605	$(899,832)	$23	$(630)	$266,678
Stock-based compensation	—	—	5,728	—	—	—	5,728
Issuance of common stock under Equity Incentive Plans	1,900	2	872	—	—	—	874
Repurchase of common stock	—	—	—	—	—	(873)	(873)
Net loss	—	—	—	(86,712)	—	—	(86,712)
Unrealized gain on investments	—	—	—	—	15	—	15
Balance at September 30, 2013	514,275	$514	$1,173,205	$(986,544)	$38	$(1,503)	$185,710

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(86,712)	$(85,338)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	2,194	3,274
Increase in fair value of Symphony Icon, Inc. purchase liability	3,079	10,087
Stock-based compensation	5,728	4,905
Changes in operating assets and liabilities:
Decrease in accounts receivable	483	117
Increase in prepaid expenses and other current assets	(908)	(5,256)
Decrease in other assets	62	70
Increase (decrease) in accounts payable and other liabilities	6,684	(1,887)
Increase in deferred revenue	52	—
Net cash used in operating activities	(69,338)	(74,028)
Cash flows from investing activities:
Purchases of property and equipment	(1,506)	(379)
Proceeds from disposal of property and equipment	108	7
Purchases of investments	(80,954)	(151,776)
Maturities of investments	142,125	61,070
Net cash provided by (used in) investing activities	59,773	(91,078)
Cash flows from financing activities:
Proceeds from issuance of common stock	874	1,055
Repurchase of common stock	(873)	(285)
Repayment of debt borrowings	(1,167)	(1,068)
Other financing activities	(111)	(146)
Net cash used in financing activities	(1,277)	(444)
Net decrease in cash and cash equivalents	(10,842)	(165,550)
Cash and cash equivalents at beginning of period	30,423	186,309
Cash and cash equivalents at end of period	$19,581	$20,759

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,437	$1,535

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in satisfaction of Symphony Icon base payment obligation	$—	$35,000
Unrealized gain on investments	$15	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

3.      Stock-Based Compensation

The Company recorded $1.8 million and $1.6 million of stock-based compensation expense for the three months ended September 30, 2013 and 2012, respectively, and $5.7 million and $4.9 million of stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2013 and 2012:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2013:
Employees	85%	0.9%	5	—%
Officers and non-employee directors	81%	1.6%	8	—%
September 30, 2012:
Employees	92%	0.8%	5	—%
Officers and non-employee directors	81%	1.5%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2012	21,525	$2.51
Granted	3,473	2.13
Exercised	(498)	1.75
Expired	(883)	3.93
Forfeited	(143)	1.97
Outstanding at September 30, 2013	23,474	2.42
Exercisable at September 30, 2013	16,868	$2.59

During the nine months ended September 30, 2013, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2012	3,543	$1.80
Granted	1,969	2.09
Vested	(992)	1.80
Forfeited	(193)	1.90
Nonvested at September 30, 2013	4,327	$1.93
During 2010, Lexicon granted certain employees restricted stock units with a performance condition. The shares subject to the restricted stock units granted in 2010 vested upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application. This performance condition occurred during the nine months ended September 30, 2013, and therefore all outstanding restricted stock units with this performance condition vested. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of performance-based restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2012	329	$1.90
Vested	(329)	1.90
Nonvested at September 30, 2013	—	$—

During the nine months ended September 30, 2013, Lexicon granted its non-employee directors 80,808 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $1.98 per share and vested immediately.

4.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2013 and December 31, 2012 are as follows:

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$19,581	$—	$—	$19,581
Securities maturing within one year:
Certificates of deposit	551	—	—	551
U.S. treasury securities	131,040	38	—	131,078
Total short-term investments	$131,591	$38	$—	$131,629
Total cash and cash equivalents and investments	$151,172	$38	$—	$151,210

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$30,423	$—	$—	$30,423
Securities maturing within one year:
Certificates of deposit	551	—	—	551
U.S. treasury securities	192,211	24	(1)	192,234
Total short-term investments	$192,762	$24	$(1)	$192,785
Total cash and cash equivalents and investments	$223,185	$24	$(1)	$223,208

There were no realized gains or losses for the nine months ended September 30, 2013, and no realized gains or losses for the nine months ended September 30, 2012. The cost of securities sold is based on the specific identification method.

5.      Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•	Level 1 - quoted prices in active markets for identical investments, which include U.S. treasury securities

•	Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of September 30, 2013 and December 31, 2012.

	Assets and Liabilities at Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$19,581	$—	$—	$19,581
Short-term investments	131,078	551	—	131,629
Total cash and cash equivalents and investments	$150,659	$551	$—	$151,210
Liabilities
Other long-term liabilities	$—	$—	$32,999	$32,999
Total liabilities	$—	$—	$32,999	$32,999

	Assets and Liabilities at Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$30,423	$—	$—	$30,423
Short-term investments	192,234	551	—	192,785
Total cash and cash equivalents and investments	$222,657	$551	$—	$223,208
Liabilities
Other long-term liabilities	$—	$—	$29,920	$29,920
Total liabilities	$—	$—	$29,920	$29,920

The Company’s Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. On July 30, 2012, Lexicon issued 13,237,519 shares of common stock to designees of Symphony Icon Holdings LLC (“Holdings”) in satisfaction of the $35 million base payment obligation (see Note 7, Arrangements with Symphony Icon, Inc., for more information). The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the nine months ended September 30, 2013 and 2012.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2012	$29,920
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	3,079
Balance at September 30, 2013	$32,999

Balance at December 31, 2011	$55,033
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	10,087
Payment of base payment obligation with common stock	(35,000)
Balance at September 30, 2012	$30,120
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

6.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $22.3 million as of September 30, 2013. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

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

Under a Share Purchase Agreement, dated June 15, 2007, between the Company and Holdings, the Company issued and sold to Holdings 7,650,622 shares of its common stock on June 15, 2007 in exchange for $15 million and an exclusive purchase option (the “Purchase Option”) that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. On July 30, 2010, Lexicon entered into an Amended and Restated Purchase Option Agreement with Symphony Icon and Holdings and simultaneously exercised the Purchase Option, thereby reacquiring the Programs. Pursuant to the amended terms of the Purchase Option, Lexicon paid Holdings $10 million on July 30, 2010 and issued 13,237,519 shares of common stock to designees of Holdings on July 30, 2012 in satisfaction of an additional $35 million base payment obligation.

Lexicon also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration Lexicon receives pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize LX1032, LX1033 or other pharmaceutical compositions modulating the same target as those drug candidates (the “LG103 Programs”), subject to certain exceptions. The contingent payments will be due if and when Lexicon receives such consideration from a Licensing Transaction. In the event Lexicon receives regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon will pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which are attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon makes any such payment upon United States regulatory approval, Lexicon will have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval. The contingent payments may be paid in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment will be paid in common stock.

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million at the date of acquisition and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through September 30, 2013, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the nine months ended September 30, 2013 and 2012, the fair value of the Symphony Icon purchase consideration liability increased by $3.1 million and $10.1 million, respectively. The payment of the $35 million base payment obligation in common stock resulted in an acceleration of expense of $4.3 million, which is included in the increase in fair value of the Symphony Icon purchase consideration liability for the nine months ended September 30, 2012.

8.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2018.  Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $4.9 million as of September 30, 2013. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of September 30, 2013 and December 31, 2012, respectively. Additionally, Lexicon leases certain equipment under operating leases.

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

Since our inception, we have incurred significant losses and, as of September 30, 2013, we had an accumulated deficit of $986.5 million. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with our drug discovery and development programs. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$0.2	$0.4	$0.8	$0.9
Dollar decrease	$(0.1)		$(0.1)
Percentage decrease	(36)%		(7)%

•
Collaborative research – Revenue from collaborative research for the three months ended September 30, 2013 was$0.2 million, consistent with the corresponding period in 2012, and for the nine months ended September 30, 2013 increased 30% to $0.7 million, as compared to the corresponding period in 2012, primarily due to increased revenues under our alliance with Taconic Farms.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended September 30, 2013 decreased from $0.2 million to $0, and for the nine months ended September 30, 2013 decreased 74% to $0.1 million, as compared to the corresponding periods in 2012, primarily due to decreases in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total research and development expense	$25.4	$19.2	$69.4	$61.6
Dollar increase	$6.2		$7.8
Percentage increase	32%		13%
Research and development expenses consist primarily of third-party and other services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense, and laboratory supplies costs.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2013 increased 91% to $13.4 million, and for the nine months ended September 30, 2013 increased 39% to $32.1 million, as compared to the corresponding periods in 2012, primarily due to increases in external preclinical and clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended September 30, 2013 increased 2% to $6.6 million, and for the nine months ended September 30, 2013 increased 1% to $20.8 million, as compared to the corresponding periods in 2012, primarily due to increased salary costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2013 decreased 30% to $2.1 million, and for the nine months ended September 30, 2013 decreased 28% to $6.5 million, as compared to the corresponding periods in 2012, primarily due to decreases in rent costs and depreciation expense. Effective December 31, 2012, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. amended its laboratory and office space lease extending the lease term and decreasing both the rentable square-feet and rental rate.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2013 increased 11% to $1.0 million, and for the nine months ended September 30, 2013 increased 18% to $3.4 million, as compared to the corresponding periods in 2012.

•	Laboratory supplies – Laboratory supplies expense for the three months ended September 30, 2013 increased 15% to
$0.9 million, and for the nine months ended September 30, 2013 increased 7% to $2.8 million, as compared to the corresponding periods in 2012.

•
Other – Other costs for the three months ended September 30, 2013 increased 41% to $1.4 million, and for the nine months ended September 30, 2013 increased 12% to $3.8 million, as compared to the corresponding periods in 2012.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $1.3 million and $5.8 million for the three months ended September 30, 2013 and 2012, respectively, and was $3.1 million and $10.1 million for the nine months ended September 30, 2013 and 2012, respectively (see Note 7, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total general and administrative expense	$4.7	$4.4	$13.7	$13.1
Dollar increase	$0.3		$0.6
Percentage increase	7%		4%
General and administrative expenses consist primarily of salaries and other personnel-related expenses, stock-based compensation expenses, professional fees such as legal fees, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended September 30, 2013 increased 8% to $2.1 million, and for the nine months ended September 30, 2013 increased 3% to $6.5 million, as compared to the corresponding periods in 2012, primarily due to increased salary costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2013 increased 8% to $0.7 million, and for the nine months ended September 30, 2013 increased 16% to $2.3 million, as compared to the corresponding periods in 2012.

•
Professional fees – Professional fees for the three months ended September 30, 2013 increased 14% to $1.1 million, and for the nine months ended September 30, 2013 increased 12% to $2.5 million, as compared to the corresponding periods in 2012.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2013 decreased 17% to $0.4 million, and for the nine months ended September 30, 2013 decreased 16% to $1.3 million, as compared to the corresponding periods in 2012.

•
Other – Other costs for the three months ended September 30, 2013 increased 22% to $0.4 million, and for the nine months ended September 30, 2013 increased 6% to $1.1 million, as compared to the corresponding periods in 2012.

Interest Income and Interest Expense

Interest Income.  Interest income for the three months ended September 30, 2013 and 2012 was $39,000 and $44,000, respectively, and for the nine months ended September 30, 2013 was $136,000 and $158,000, respectively.

Interest Expense.  Interest expense for the three months ended September 30, 2013 was $0.5 million, consistent with the corresponding period in 2012. Interest expense for the nine months ended September 30, 2013 and 2012 was $1.5 million and $1.6 million, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share

Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $31.7 million in the three months ended September 30, 2013 from $29.5 million in the corresponding period in 2012. Consolidated net loss per common share was $0.06 in the three months ended September 30, 2013, consistent with the corresponding period in 2012. Consolidated net loss increased to $86.7 million in the nine months ended September 30, 2013 from $85.3 million in the corresponding period in 2012. Consolidated net loss per common share decreased to $0.17 in the nine months ended September 30, 2013 from $0.18 in the corresponding period in 2012.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through September 30, 2013, we had received net proceeds of $986.7 million from issuances of common and preferred stock. In addition, from our inception through September 30, 2013, we received $456.9 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $443.3 million had been recognized as revenues through September 30, 2013.
As of September 30, 2013, we had $151.2 million in cash, cash equivalents and investments. As of December 31, 2012, we had $223.2 million in cash, cash equivalents and investments. We used cash of $69.3 million in operations in the nine months ended September 30, 2013. This consisted primarily of the consolidated net loss for the period of $86.7 million, partially offset by a net decrease in other operating assets net of liabilities of $6.4 million, non-cash charges of $5.7 million related to stock-based compensation expense, $3.1 million related to the increase in fair value of the Symphony Icon purchase liability and $2.2 million related to depreciation expense. Investing activities provided cash of $59.8 million in the nine months ended September 30, 2013, primarily due to net maturities of investments of $61.2 million, partially offset by purchases of property and equipment of $1.5 million. Financing activities used cash of $1.3 million primarily due to repayment of debt borrowings of $1.2 million and repurchase of common stock of $0.9 million, partially offset by proceeds of $0.9 million related to issuance of common stock.
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

Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $22.3 million as of September 30, 2013.
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

We had approximately $151.2 million in cash and cash equivalents and short-term investments as of September 30, 2013. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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

•	We may be sued for product liability.

Risks Related to Our Common Stock

•	Invus, L.P., Invus C.V. and their affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

•	Invus has additional rights under our stockholders’ agreement with Invus, L.P. which provides Invus with substantial influence over certain significant corporate matters.

•	Our stock price may be extremely volatile.

•	We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

•	Future sales of our common stock may depress our stock price.

•	If we are unable to meet Nasdaq continued listing requirements, Nasdaq may take action to delist our common stock.

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

Lexicon Pharmaceuticals, Inc.

Date:	November 12, 2013	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	November 12, 2013	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document