Form 10-K
period 2013-12-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2014-03-07
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $493.4 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 28, 2013 of $2.17 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of February 27, 2014, 513,790,361 shares of common stock were outstanding.

Documents Incorporated by Reference

Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2014 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this annual report on Form 10-K.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo are registered trademarks and Genome5000™ is a trademark of Lexicon Pharmaceuticals, Inc.
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

PART I

Item 1. Business

Overview

Lexicon Pharmaceuticals is a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates.

•
We are developing LX4211, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have completed two Phase 2 clinical trials of LX4211 in type 2 diabetes patients and an additional clinical trial of LX4211 in type 2 diabetes patients with renal impairment. We are presently preparing for the initiation of pivotal Phase 3 clinical trials of LX4211 in type 2 diabetes patients. We are also presently completing a Phase 2 clinical trial of LX4211 in type 1 diabetes patients.

•
We are developing telotristat etiprate, or LX1032, an orally-delivered small molecule drug candidate, as a treatment for carcinoid syndrome. We have completed two Phase 2 clinical trials and are presently conducting a pivotal Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients.

Our most advanced drug candidates, as well as compounds from a number of additional drug discovery and development programs that we have advanced into various stages of clinical and preclinical development, originated from our own internal drug discovery efforts. These efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries, and we intend to pursue the same strategy for our drug candidates in clinical development.  Consistent with this approach, we seek to retain exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally and to collaborate with other pharmaceutical and biotechnology companies with respect to the development and commercialization of drug candidates from other programs, particularly when the collaboration may provide us with access to expertise and resources that we do not possess internally or are complementary to our own. We also seek to collaborate with other pharmaceutical and biotechnology companies, research institutes and academic institutions to capitalize on our drug target discoveries.

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

Our Drug Development Programs

We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates, LX4211 for type 1 and type 2 diabetes and telotristat etiprate for carcinoid syndrome. We have also advanced a number of additional compounds into various stages of clinical and preclinical development.

LX4211

LX4211 is an orally-delivered small molecule compound that we are developing for the treatment of type 1 and type 2 diabetes mellitus. LX4211 was internally generated by our medicinal chemists and inhibits both sodium-glucose cotransporter type 2, or SGLT2, a transporter responsible for most of the glucose reabsorption performed by the kidney, and sodium-glucose cotransporter type 1, or SGLT1, a transporter responsible for glucose and galactose absorption in the gastrointestinal tract, and to a lesser extent than SGLT2, glucose reabsorption in the kidney. Our scientists identified mice lacking SGLT1, SGLT2 or both as having potent anti-diabetic phenotypes across multiple measures of glucose control and metabolism, and found that compounds inhibiting both targets had a favorable preclinical profile relative to compounds selective for SGLT2.

Type 2 Diabetes. We reported top-line data in June 2012 from a Phase 2b clinical trial evaluating the safety and tolerability of LX4211 and its effects on glycemic parameters associated with type 2 diabetes. The Phase 2b trial enrolled 299 patients with type 2 diabetes who were not adequately controlled on metformin monotherapy in a double-blind, randomized, placebo-controlled study of 75mg once daily, 200mg once daily, 200mg twice daily and 400mg once daily doses of LX4211, each administered in combination with standard metformin therapy over a 12‑week treatment period. The primary efficacy endpoint under evaluation in the trial was the change in hemoglobin A1c, or HbA1c, from baseline to week 12. Secondary efficacy endpoints included percentage of patients achieving HbA1c levels of less than 7%, as well as changes in fasting plasma glucose levels, weight, blood pressure and triglyceride levels. Top-line data from the study showed that treatment with LX4211 demonstrated statistically significant benefits in the primary and multiple secondary endpoints. Patients in each of the 75mg once daily, 200mg once daily, 200mg twice daily and 400mg once daily LX4211 treatment arms had mean HbA1c reductions from baseline of 0.43, 0.52, 0.79 and 0.95 percent, respectively (p<0.001 for all treatment arms), while in patients randomized to placebo, HbA1C decreased by 0.09 percent. We also observed that patients treated with LX4211 showed significant reductions in body weight and blood pressure. LX4211 was well tolerated and adverse events were generally mild to moderate, with the overall incidence of adverse events with LX4211 being similar to placebo.

We reported top-line data in October 2013 from a clinical trial evaluating the safety and tolerability of LX4211 and its effects on glycemic parameters associated with type 2 diabetes in patients with moderate renal impairment. The clinical trial enrolled 30 patients with type 2 diabetes and moderate to severe renal impairment in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of LX4211 over a seven-day treatment period. The primary efficacy endpoint under evaluation in the trial was the change in postprandial glucose from baseline to day seven, with secondary endpoints including a variety of glycemic control parameters. Top-line data from the study showed that treatment with LX4211 provided clinically meaningful and statistically significant reductions (p<0.05) in post-prandial glucose and produced significant elevations in GLP-1, a hormone involved in control of glucose and appetite. LX4211 was well tolerated and adverse events were generally mild to moderate, with the overall incidence of adverse events with LX4211 being similar to placebo.

We previously completed a Phase 2a clinical trial in type 2 diabetes patients, in which LX4211 provided improvements in glycemic control, demonstrated statistically significant benefits in the primary and multiple secondary efficacy endpoints and demonstrated a favorable safety profile.

We are presently preparing for the initiation of pivotal Phase 3 clinical trials of LX4211 in type 2 diabetes patients and intend to seek a collaboration partner for such development activities.

Type 1 Diabetes. We completed enrollment of a Phase 2 clinical trial in December 2013 to evaluate the safety and tolerability of LX4211 and its effects on glycemic parameters associated with type 1 diabetes. The clinical trial enrolled 36 patients with type 1 diabetes in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of LX4211 over a four-week treatment period. The primary efficacy endpoint under evaluation in the trial is reduction in meal-time, or bolus, insulin use, with secondary endpoints including basal and total insulin use and a variety of glycemic control parameters.

Telotristat etiprate (LX1032)

Telotristat etiprate, or LX1032, is an orally-delivered small molecule compound that we are developing for the treatment of carcinoid syndrome. Telotristat etiprate was internally generated by our medicinal chemists and inhibits tryptophan hydroxylase, or TPH, the rate-limiting enzyme for serotonin production found primarily in enterochromaffin, or EC, cells of the gastrointestinal tract. Our scientists found that mice lacking the non-neuronal form of this enzyme, TPH1, have virtually no serotonin in the gastrointestinal tract, but maintain normal levels of serotonin in the brain. Telotristat etiprate was specifically designed to achieve enhanced systemic exposure to address disorders such as carcinoid syndrome that require regulation of serotonin levels beyond the EC cells in the gastrointestinal tract without impacting brain serotonin production.

Carcinoid Syndrome. We initiated a single, pivotal Phase 3 clinical trial of telotritat etiprate in October 2012 evaluating the safety and tolerability of telotristat etiprate and its effect on symptoms associated with carcinoid syndrome. The trial is expected to enroll approximately 120 patients with inadequately controlled carcinoid syndrome on background somatostatin analog therapy (including at least 105 patients on octreotide therapy) in a randomized, double-blind, placebo-controlled study of 250mg three times daily and 500mg three times daily doses of telotristat etiprate over a 12-week treatment period, followed by a 36-week, open-label extension where all patients will receive 500mg three times daily doses of telotristat etiprate. The primary efficacy endpoint under evaluation in the trial is the number of daily bowel movements, with secondary efficacy endpoints including stool form, a global assessment of symptoms associated with carcinoid syndrome and other factors. The Phase 3 program of telotristat etiprate also includes an additional companion study in carcinoid syndrome patients who do not meet certain of the inclusion criteria for the pivotal Phase 3 clinical trial.

We reported top-line data in October 2012 from an open-label Phase 2 clinical trial evaluating the safety and tolerability of telotristat etiprate and its effects on symptoms associated with carcinoid syndrome. The trial enrolled 15 patients with metastatic carcinoid syndrome who were refractory to or could not tolerate somatostatin analog therapy in an open-label study of ascending doses of 150mg, 250mg, 350mg and 500mg of telotristat etiprate, administered three times daily, for 14 days on each dose until reaching the maximal dose, which was then continued until the completion of 12 weeks of therapy. The primary efficacy endpoint under evaluation in the trial was the reduction of bowel movements from baseline to week 12, with secondary endpoints including relief of symptoms and reduction in serotonin synthesis. Top-line data from the study showed that patients experienced a 46.4% median reduction from baseline at week 12, with the number of daily bowel movements steadily decreasing over time. All observed changes from baseline were statistically significant at p<0.001. This change corresponded with an increased proportion of patients reporting adequate relief of their carcinoid symptoms, a global assessment which also improved over time, with 75% of the patients with data at week 12 reporting improvement. Clinically relevant decreases from baseline were likewise seen for a number of key secondary endpoints, including statistically significant improvements in stool consistency (p<0.001) and trends of reductions which did not achieve statistical significance in abdominal pain and the number of cutaneous flushing episodes. The median percentage reductions from baseline of urinary 5-HIAA, a biomarker of serotonin synthesis, at weeks 8 and 12 were 68.3% and 72.7%, respectively (each, p<0.05). Telotristat etiprate was well tolerated in the study, with no dose-limiting toxicity observed. Three patients reported serious adverse events, none of which were related to telotristat etiprate, and no patient discontinued from the study due to an adverse event.

We reported top-line data in August 2011 from a Phase 2 clinical trial evaluating the safety and tolerability of telotristat etiprate and its effects on symptoms associated with carcinoid syndrome. The trial enrolled 23 patients with symptomatic carcinoid syndrome who were refractory to octreotride therapy in a double-blind, randomized, placebo-controlled study of 150mg, 250mg, 350mg and 500mg doses of telotristat etiprate, each administered three times daily over a 28-day treatment period in combination with octreotide therapy. The efficacy endpoints under evaluation in the trial included the number of daily bowel movements, stool form, urgency, a global assessment of symptoms associated with carcinoid syndrome, flushing episodes and an assessment of pain and discomfort. Top-line data from the trial showed evidence of efficacy across multiple endpoints, including improvements in bowel movement frequency, decreased levels of urinary 5-HIAA, the primary metabolite of serotonin and a biomarker for serotonin production, and improvements in the assessment of pain and discomfort. Telotristat etiprate demonstrated a favorable safety profile in the trial, with no dose-limiting toxicity observed.  Adverse events were generally mild to moderate and similarly distributed across all groups, including the placebo group.

Telotristat etiprate has received Fast Track status and Orphan Drug designation from the United States Food and Drug Administration, or FDA, for the treatment of gastrointestinal symptoms associated with carcinoid syndrome in patients who no longer respond to standard care. Telotristat etiprate has also received Orphan Drug designation from the Committee for Orphan Medical Products of the European Medicines Agency for the treatment of carcinoid tumors.

Ulcerative Colitis. We reported top-line data in October 2013 from a Phase 2 clinical trial evaluating the safety and tolerability of telotristat etiprate and its effect on symptoms associated with ulcerative colitis. The clinical trial enrolled 59 patients with mild to moderate ulcerative colitis who were also taking mesalamine, a standard therapy, in a randomized, double-blind, placebo-controlled study of 500mg once daily and 500mg three times daily doses of telotristat etiprate over an eight-week treatment period. The primary efficacy endpoint under evaluation in the trial was the safety and tolerability of telotristat etiprate in patients with mild to moderate ulcerative colitis, with secondary endpoints including the change from baseline in patients' modified MAYO scores and other efficacy measures. Top-line data from the study did not show statistically significant improvements in modified MAYO scores or other efficacy measures relative to placebo. Telotristat etiprate was well tolerated, with adverse events and discontinuations evenly distributed between telotristat etriprate and placebo and no serious adverse events attributed to telotristat etiprate.

Other Clinical and Preclinical Development Programs

LX1033. LX1033 is an orally-delivered small molecule compound that is in development for the treatment of irritable bowel syndrome. LX1033 was internally generated by our medicinal chemists as an inhibitor of TPH, the same target as telotristat etiprate, but LX1033 is chemically distinct and was designed to reduce production of serotonin locally in the gastrointestinal tract without affecting serotonin synthesis elsewhere in the body.

We reported top-line data in December 2013 from a Phase 2 clinical trial evaluating the safety and tolerability of LX1033 and its effect on symptoms associated with irritable bowel syndrome. The clinical trial enrolled 373 patients suffering from diarrhea-predominant irritable bowel syndrome in a randomized, double-blind, placebo-controlled study of 500mg twice daily, 500mg three times daily and 1,000mg twice daily doses of LX1033 over a four-week treatment period.  The primary efficacy endpoint under evaluation in the trial was stool consistency, with secondary efficacy endpoints including a global assessment of adequate relief and symptom severity evaluation (bloating, urgency and pain). Top-line data from the study showed that all treatment groups, including placebo, showed significant improvements in stool consistency over time, but such improvements in patients treated with LX1033 were not statistically significant relative to those treated with placebo. LX1033 reduced the production of plasma 5-HIAA, a biomarker for serotonin synthesis, significantly more than placebo, with the greatest reductions observed in the 500mg three times daily dose group. LX1033 was well tolerated and adverse events were evenly distributed among all LX1033 and placebo treatment groups.

We are presently conducting additional analyses in order to best understand the clinical significance of the Phase 2 clinical trial results.

LX2931. LX2931 is an orally-delivered small molecule compound that is in development for the treatment of autoimmune disease. LX2931 was internally generated by our medicinal chemists to target sphingosine-1-phosphate lyase, or S1P lyase, an enzyme in the sphingosine-1 phosphate (S1P) pathway associated with the activity of lymphocytes. Lymphocytes are a cellular component and key driver of the immune system, and are involved in a number of autoimmune and inflammatory disorders. Our scientists discovered that mice lacking this enzyme have increased retention of immune cells in the thymus and spleen with a corresponding reduction in the deployment of T-cells and B-cells into the circulating blood.

We previously completed a Phase 2 clinical trial in rheumatoid arthritis patients who were also taking methotrexate, a standard therapy, in which patients treated with 150mg of LX2931 once daily showed an improvement in the primary efficacy endpoint which did not achieve statistical significance. Patients treated with 70mg and 110mg of LX2931 once daily did not indicate improvement relative to placebo. LX2931 was well tolerated, with no notable differences in adverse events observed between placebo and any of the treatment groups.

We are presently conducting preclinical research in collaboration with CureDuchenne to evaluate the potential utility of LX2931 for the treatment of Duchenne muscular dystrophy.

LX7101. LX7101 is a topically-delivered small molecule compound that is under evaluation as a potential treatment for glaucoma. LX7101 was internally generated by our medicinal chemists to target LIMK2, a kinase associated with the regulation of intraocular pressure, and is designed to lower intraocular pressure by enhancing the fluid outflow facility of the eye. Our scientists discovered that mice lacking LIMK2 exhibited lower intraocular pressure compared to normal mice. We previously completed a Phase 1 clinical trial evaluating the safety, tolerability and pharmacokinetics of LX7101 in glaucoma patients, as well as intraocular pressure.

Preclinical Development Programs. We have advanced small molecule compounds from a number of additional drug programs into various stages of preclinical development, including LX2761, an orally-delivered small molecule compound for the treatment of diabetes that is designed to inhibit SGLT1 locally in the gastrointestinal tract without any significant inhibition of SGLT2 in the kidney.

Drug Target Discoveries

Our most advanced drug candidates, as well as compounds from a number of additional drug discovery and development programs that we have advanced into various stages of clinical and preclinical development, originated from our own internal drug discovery efforts. These efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

Our Commercialization Strategy

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries, and we intend to pursue the same strategy for our drug candidates in clinical development. Consistent with this approach, we seek to retain exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally and to collaborate with other pharmaceutical and biotechnology companies with respect to the development and commercialization of drug candidates from other programs, particularly when the collaboration may provide us with access to expertise and resources that we do not possess internally or are complementary to our own. We also seek to collaborate with other pharmaceutical and biotechnology companies, research institutes and academic institutions to capitalize on our drug target discoveries.

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

Other Collaborations

We have established collaborations with a number of pharmaceutical and biotechnology companies, research institutes and academic institutions under which we have received fees in exchange for generating knockout mice for genes requested by the collaborator, providing phenotypic data with respect to such knockout mice or otherwise granting access to some of our technologies and discoveries.  In some cases, we remain eligible to receive milestone or royalty payments on the sale of mice and phenotypic data or on products that our collaborators discover or develop using our technology.

Our Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Arthur T. Sands, M.D., Ph.D.	52	President and Chief Executive Officer and Director
Pablo Lapuerta, M.D.	50	Executive Vice President, Clinical Development and Chief Medical Officer
Alan J. Main, Ph.D.	60	Executive Vice President of Pharmaceutical Research
Jeffrey L. Wade, J.D.	49	Executive Vice President, Corporate Development and Chief Financial Officer
Brian P. Zambrowicz, Ph.D.	51	Executive Vice President and Chief Scientific Officer
James F. Tessmer	54	Vice President, Finance and Accounting

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

Pablo Lapuerta, M.D. has been our executive vice president, clinical development and chief medical officer since February 2013 and previously served as our senior vice president, clinical development and chief medical officer from 2011 until February 2013. From 2009 through 2010, Dr. Lapuerta served as vice president at Bristol-Myers Squibb Company with responsibility for global development of an Alzheimer's disease drug candidate. From 2007 through 2009, Dr. Lapuerta was senior vice president, clinical strategy and chief medical officer of Cogentus Pharmaceuticals, Inc. and prior to that served in a variety of clinical development leadership roles at Bristol-Myers Squibb, where he worked for 11 years before joining Cogentus. He holds a B.A. in biology from Harvard College and an M.D. from Harvard Medical School.

Alan J. Main, Ph.D. has been our executive vice president of pharmaceutical research since February 2007 and served as our senior vice president, Lexicon Pharmaceuticals from 2001 until February 2007.  Dr. Main was president and chief executive officer of Coelacanth Corporation, a leader in using proprietary chemistry technologies to rapidly discover new chemical entities for drug development, from 2000 until our acquisition of Coelacanth in 2001.  Dr. Main was formerly senior vice president, U.S. Research at Novartis Pharmaceuticals Corporation, where he worked for 20 years before joining Coelacanth.  Dr. Main holds a B.S. from the University of Aberdeen, Scotland and a Ph.D. in organic chemistry from the University of Liverpool, England and completed postdoctoral studies at the Woodward Research Institute.

Jeffrey L. Wade, J.D. has been our executive vice president, corporate development and chief financial officer since May 2010. Mr. Wade served as our executive vice president and general counsel from 2000 until May 2010 and was our senior vice president and chief financial officer from 1999 to 2000.  From 1988 through 1998, Mr. Wade was a corporate securities and finance attorney with the law firm of Andrews & Kurth L.L.P., for the last two years as a partner, where he represented companies in the biotechnology, information technology and energy industries.  Mr. Wade is a member of the board of directors of the Texas Healthcare and Bioscience Institute.  He received his B.A. and J.D. from the University of Texas.

Brian P. Zambrowicz, Ph.D. co-founded our company and has been our executive vice president and chief scientific officer since February 2007.  Dr. Zambrowicz served as our executive vice president of research from 2002 until February 2007, and previously in a series of leadership positions since co-founding our company.  From 1993 to 1996, Dr. Zambrowicz served as a National Institutes of Health postdoctoral fellow at the Fred Hutchinson Cancer Center in Seattle, Washington, where he studied gene trapping and gene targeting technology.  Dr. Zambrowicz received his B.S. in biochemistry from the University of Wisconsin.  He received his Ph.D. from the University of Washington, where he studied tissue-specific gene regulation using transgenic mice.

James F. Tessmer has been our vice president, finance and accounting since November 2007 and previously served as our senior director of finance from 2004 to November 2007 and director of finance from 2001 to 2004.  From January 1997 to 2001, Mr. Tessmer was assistant controller for Mariner Health Network, Inc. and prior to that served in a variety of financial and accounting management positions for HWC Distribution Corp. and American General Corporation.  Mr. Tessmer is a certified public accountant and received his B.B.A. from the University of Wisconsin – Milwaukee and his M.B.A. from the University of Houston.

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own patent applications, and in some cases issued patents, covering each of our drug candidates in clinical development, including:

•
worldwide patent applications that claim LX4211 and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including four in the United States;

•
worldwide patent applications that claim telotristat etiprate, or LX1032, and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including ten in the United States;

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

Competition

The biotechnology and pharmaceutical industries are highly competitive and characterized by rapid technological change.  We face significant competition in each of the aspects of our business from other pharmaceutical and biotechnology companies. Many of our competitors have substantially greater research and development capabilities and financial, scientific, marketing and human resources than we do.  As a result, our competitors may succeed in developing products earlier than we do, obtaining approvals from the FDA or other regulatory agencies for those products more rapidly than we do, or developing products that are more effective than those we propose to develop.  Similarly, our collaborators face similar competition from other competitors who may succeed in developing products more quickly, or developing products that are more effective, than those developed by our collaborators.  Any products that we may develop or discover are likely to be in highly competitive markets.

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

Research and Development Expenses

In 2013, 2012 and 2011, respectively, we incurred expenses of $89.7 million, $82.6 million and $91.8 million in company-sponsored as well as collaborative research and development activities, including $4.4 million, $3.7 million and $3.2 million of stock-based compensation expense in 2013, 2012 and 2011, respectively.

Employees and Consultants

We have assembled a highly qualified team of scientists as well as executives with extensive experience in the biotechnology industry. As of February 27, 2014, we employed 149 persons, of whom 41 hold M.D., Ph.D. or D.V.M. degrees and another 23 hold other advanced degrees.  We believe that our relationship with our employees is good.

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
As of December 31, 2013, we had $129.1 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from collaborations and other sources will enable us to fund our currently planned operations for at least the next 12 months.  Our currently planned operations for that time period consist of the completion of our ongoing clinical trials and the initiation and conduct of additional clinical trials and preclinical research efforts.  However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate.
Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:

•	our ability to obtain additional funds from collaborations and other sources;

•	our ability to identify collaboration partners to help advance certain of our product candidates, including Phase 3 development of LX4211 in type 2 diabetes, on terms acceptable to us;

•	the amount and timing of payments under such agreements;

•	the level and timing of our preclinical and clinical development expenditures;

•	the timing and progress of the clinical development of our drug candidates, including the timing of any required regulatory actions and the outcome of our anticipated discussions with regulators;

•	future results from clinical trials of our drug candidates;

•	the cost and timing of regulatory approvals of drug candidates that we successfully develop;

•	market acceptance of products that we successfully develop and commercially launch;

•	the effect of competing programs and products, and of technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities.
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

We have incurred net losses since our inception, including net losses of $104.1 million for the year ended December 31, 2013, $110.2 million for the year ended December 31, 2012 and $116.2 million for the year ended December 31, 2011.  As of December 31, 2013, we had an accumulated deficit of $1.0 billion.  We are unsure when we will become profitable, if ever.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the level of our expenses.

We have derived substantially all of our revenues from drug discovery and development collaborations and other collaborations and technology licenses, and will continue to do so for at least the next several years.  Future revenues from our existing collaborations are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations.  As a result, we depend, in part, on securing new collaboration agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our clinical drug candidates, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues.  Given the current stage of our operations, we do not currently derive any revenues from sales of pharmaceutical products.

A large portion of our expenses is fixed, including expenses related to facilities and equipment.  In addition, we expect to spend significant amounts to fund our preclinical and clinical development activities, including the conduct of ongoing clinical trials and the initiation and conduct of additional clinical trials.  To the extent that we elect to commercialize products on our own, we will be required to incur substantial expenditures in preparation for and to conduct commercialization activities. As a result, we will need to generate substantial additional revenues to achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Risks Related to Development of Our Drug Candidates
We have not proven our ability to successfully develop and commercialize our drug candidates.
Our success will depend upon our ability, on our own or through collaborations, to successfully develop and select an appropriate commercialization strategy for our drug candidates. We have not proven our ability to develop or commercialize drug candidates based on our drug target discoveries, and we do not know that any pharmaceutical products based on our drug target discoveries can be successfully developed or commercialized.  Our strategy was historically focused principally on the discovery and development of drug candidates for targets that have not been clinically validated in humans by drugs or drug candidates generated by others.  As a result, our drug candidates are subject to uncertainties as to the effects of modulating the human drug target as well as to those relating to the characteristics and activity of the particular compound.

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

The biotechnology industry is highly fragmented and is characterized by rapid technological change.  We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our ability to commercialize our drug candidates.  Any products that we develop will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop products that would render our products, and those of our collaborators, obsolete and noncompetitive.  For example, drug candidates are currently being developed by other pharmaceutical companies for the treatment of type 2 diabetes that act through SGLT2, one of the targets of LX4211, which are in more advanced stages of development than LX4211 or have been approved for commercial sale by the FDA or other regulatory agencies.  In addition, there may be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates.

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
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our products and technologies.  The patent positions of biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions.  We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our products and technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We will continue to apply for patents covering our products and technologies as and when we deem appropriate.  Pending patent applications do not provide protection against competitors because they are not enforceable until they issue as patents.  Further, the disclosures contained in our current and future patent applications may not be sufficient to meet statutory requirements for patentability.  Once issued, patents still may not provide commercially meaningful protection.  Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from developing competing products and technologies.  Furthermore, others may independently develop similar or alternative products or technologies or design around our patents.  If anyone infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult, costly and time-consuming and, as a result, it may not be cost-effective or otherwise expedient to pursue litigation to enforce those patent rights.  In addition, our patents may be challenged or invalidated or may fail to provide us with any competitive advantages, if, for example, others were the first to invent or to file patent applications for these inventions.
Because patent applications can take many years to issue, there may be currently pending applications which may later result in issued patents that cover the production, manufacture, commercialization or use of our drug targets or drug candidates.   If any such patents are issued to other entities, we will be unable to obtain patent protection for the same or similar discoveries that we make relating to our drug targets or drug candidates.  Moreover, we may be blocked from using our drug targets or drug candidates or developing or commercializing our drug candidates, or may be required to obtain a license that may not be available on reasonable terms, if at all.  Further, others may discover uses for our drug targets and drug candidates other than those covered in our issued or pending patents, and these other uses may be separately patentable.  Even if we have a patent claim on a particular technology or product, the holder of a patent covering the use of that technology or product could exclude us from selling a product that is based on the same use of that product.
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
We may be involved in patent litigation and other disputes regarding intellectual property rights and may require licenses from third parties for our planned preclinical and clinical development and commercialization activities.  We may not prevail in any such litigation or other dispute or be able to obtain required licenses.
Our preclinical and clinical development efforts as well as our potential products and those of our collaborators may give rise to claims that they infringe the patents of others.  We are aware that other companies and institutions are developing products acting through the same drug targets through which some of our drug candidates currently in clinical development act, have conducted research on many of the same targets that we have identified and have filed patent applications potentially covering drug targets that we have identified and certain therapeutic products addressing such targets.  In some cases, patents have issued from these applications.  In addition, many companies and institutions have well-established patent portfolios directed to common techniques, methods and means of developing, producing and manufacturing pharmaceutical products.  These or other companies or institutions could bring legal actions against us or our collaborators for damages or to stop us or our collaborators from engaging in certain preclinical or clinical development activities or from manufacturing and marketing therapeutic products that allegedly infringe their patent rights.  If any of these actions are successful, in addition to our potential liability for damages, these entities would likely require us or our collaborators to obtain a license in order to continue engaging in the infringing activities or to manufacture or market the infringing therapeutic products or may force us to terminate such activities or manufacturing and marketing efforts.
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

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives.  Recruiting and retaining qualified medical, clinical and scientific personnel will be critical to support activities related to advancing our preclinical and clinical development programs, and supporting our collaborative arrangements.  Competition is intense for experienced medical and clinical personnel, in particular, and we may be unable to retain or recruit medical and clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products or expand our operations to the extent otherwise possible.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

Our collaborations with outside scientists may be subject to restriction and change.

We work with scientific and clinical advisors and collaborators at academic and other institutions that assist us in our preclinical and clinical development efforts.  These advisors and collaborators are not our employees and may have other commitments that limit their availability to us.  Although these advisors and collaborators generally agree not to perform competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services.  In such a circumstance, our development efforts with respect to the matters on which they were working may be significantly delayed or otherwise adversely affected.  In addition, although our advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

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

Our research and development processes have historically involved the controlled use of hazardous materials, including chemicals and radioactive and biological materials.  Our operations have produced hazardous waste products.  We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials.  Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials.  We may face liability for any injury or contamination that results from our use or the use by third parties of these materials, and such liability may exceed our insurance coverage and our total assets.  Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

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

We face potential product liability exposure in excess of our insurance coverage.

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

Invus, L.P. and Invus C.V., which we collectively refer to as Invus, and their affiliates currently own approximately 55.1% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not coincide with the interests of other holders of our common stock.

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

In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan's monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $21.9 million as of December 31, 2013.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “LXRX.”  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The Nasdaq Global Select Market.

	High	Low
2012
First Quarter	$2.01	$1.13
Second Quarter	$2.36	$1.45
Third Quarter	$3.28	$2.05
Fourth Quarter	$2.75	$1.55
2013
First Quarter	$2.48	$1.91
Second Quarter	$2.41	$1.84
Third Quarter	$2.70	$2.16
Fourth Quarter	$3.18	$1.70

As of February 27, 2014, there were approximately 358 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2008 and ending December 31, 2013. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2008, and that all dividends were reinvested.

	December 31,
	2008	2009	2010	2011	2012	2013
Lexicon Pharmaceuticals, Inc.	100	121	103	92	158	129
Nasdaq Composite Index	100	144	168	165	191	265
Nasdaq Biotechnology Index	100	116	133	149	196	325
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

Item 6. Selected Financial Data

The statements of comprehensive loss data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K.  The statements of comprehensive loss data for the years ended December 31, 2010 and 2009, and the balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Comprehensive Loss Data:		(in thousands, except per share data)
Revenues	$2,222	$1,089	$1,849	$4,908	$10,700
Operating expenses:
Research and development, including stock-based compensation of $4,376 in 2013, $3,673 in 2012, $3,249 in 2011, $3,170 in 2010 and $3,022 in 2009	89,682	82,574	91,828	78,520	81,238
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	(2,210)	9,887	6,766	2,710	—
General and administrative, including stock-based compensation of $3,045 in 2013, $2,822 in 2012, $2,458 in 2011, $2,308 in 2010 and $2,252 in 2009	17,121	17,043	17,350	19,396	19,418
Total operating expenses	104,593	109,504	115,944	100,626	100,656
Loss from operations	(102,371)	(108,415)	(114,095)	(95,718)	(89,956)
Interest and other income (expense), net	(1,755)	(1,796)	(2,120)	(6,083)	(3,463)
Consolidated net loss before taxes	(104,126)	(110,211)	(116,215)	(101,801)	(93,419)
Income tax benefit	—	—	—	26	102
Consolidated net loss	(104,126)	(110,211)	(116,215)	(101,775)	(93,317)
Less: net loss attributable to noncontrolling interest in Symphony Icon, Inc.	—	—	—	—	10,537
Net loss attributable to Lexicon Pharmaceuticals, Inc.	$(104,126)	$(110,211)	$(116,215)	$(101,775)	$(82,780)
Net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	$(0.20)	$(0.23)	$(0.34)	$(0.34)	$(0.57)
Shares used in computing net loss attributable to Lexicon Pharmaceuticals, Inc. per common share, basic and diluted	513,117	489,707	340,761	302,844	145,465

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:		(in thousands)
Cash, cash equivalents and short-term investments, including restricted cash and investments of $430	$129,128	$223,208	$281,692	$211,111	$157,096
Short-term investments held by Symphony Icon, Inc.	—	—	—	—	5,417
Working capital	115,260	212,650	264,400	203,963	118,730
Total assets	274,160	371,778	430,512	366,884	257,761
Long-term debt, net of current portion	20,167	21,877	23,451	27,345	28,482
Accumulated deficit	(1,003,958)	(899,832)	(789,621)	(673,406)	(570,175)
Lexicon Pharmaceuticals, Inc. stockholders’ equity	170,163	266,678	297,568	247,024	163,787

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates, LX4211 for diabetes and telotristat etiprate for carcinoid syndrome. Our most advanced drug candidates, as well as compounds from a number of additional drug discovery and development programs that we have advanced into various stages of clinical and preclinical development, originated from our own internal drug discovery efforts. These efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries, and we intend to pursue the same strategy for our drug candidates in clinical development. Consistent with this approach, we seek to retain exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally and to collaborate with other pharmaceutical and biotechnology companies with respect to the development and commercialization of drug candidates from other programs, particularly when the collaboration may provide us with access to expertise and resources that we do not possess internally or are complementary to our own. We also seek to collaborate with other pharmaceutical and biotechnology companies, research institutes and academic institutions to capitalize on our drug target discoveries.

We have derived substantially all of our revenues from drug discovery and development collaborations and other research collaborations and technology licenses, and will continue to do so for the foreseeable future.  To date, we have generated a substantial portion of our revenues from a limited number of sources.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in establishing new collaborations and licenses, the success rate of our development efforts leading to opportunities for new collaborations and licenses, the timing and willingness of collaborators to commercialize products that would result in milestone payments and royalties and their success in such efforts, and general and industry-specific economic conditions which may affect research and development expenditures.  Future revenues from our existing collaborations are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaboration. As a result, we depend, in part, on securing new collaborations and license agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our clinical drug candidates, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of December 31, 2013, we had an accumulated deficit of $1.0 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates:

•	LX4211, an orally-delivered small molecule drug candidate that we are developing as a treatment for type 1 and type 2 diabetes; and

•	Telotristat etiprate, or LX1032, an orally-delivered small molecule drug candidate that we are developing as a treatment for carcinoid syndrome.
Our most advanced drug candidates, as well as compounds from a number of additional drug discovery and development programs that we have advanced into various stages of clinical and preclinical development, originated from our own internal drug discovery efforts. These efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

We expect research and development costs to increase in the future as our existing clinical drug candidates advance to later stage clinical trials and new drug candidates enter clinical development.  Due to the variability in the length of time necessary for drug development, the uncertainties related to the cost of these activities and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our potential drug candidates to market are not available.

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

Stock-based Compensation Expense

We recognize compensation expense in our statements of comprehensive loss for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  We had stock-based compensation expense of $7.4 million for the year ended December 31, 2013, or $0.01 per share.  As of December 31, 2013, stock-based compensation cost for all outstanding unvested options was $11.7 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  For purposes of determining the fair value of stock options, we segregate our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in our stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2013, 2012 and 2011, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2013:
Employees	85%	0.9%	5	0%
Officers and non-employee directors	81%	1.6%	8	0%
December 31, 2012:
Employees	93%	0.8%	5	0%
Officers and non-employee directors	81%	1.5%	8	0%
December 31, 2011:
Employees	88%	2.2%	5	0%
Officers and non-employee directors	78%	3.2%	8	0%

Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the assets carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. During the year ended December 31, 2011, we determined that one of our buildings was impaired and therefore recorded an impairment loss of $800,000, which was recorded as research and development expense in the accompanying statement of comprehensive loss. In June 2011, we sold this building with an immaterial additional loss on the sale. There were no significant impairments of long-lived assets in 2012 and 2013.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2013, 2012 and 2011.

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

Results of Operations – Comparison of Years Ended December 31, 2013, 2012 and 2011

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2013	2012	2011
Total revenues	$2.2	$1.1	$1.8
Dollar increase (decrease)	$1.1	$(0.8)
Percentage increase (decrease)	104%	(41)%

Years Ended December 31, 2013 and 2012

•
Collaborative research – Revenue from collaborative research increased 169% to $2.1 million, primarily due to revenues recognized from a collaboration with a non-profit institute supporting the Phase 2 development of LX4211 in type 1 diabetes.

•	Subscription and license fees – Revenues from subscriptions and license fees decreased 63% to $0.1 million, primarily due to decreases in technology license fees.

Years Ended December 31, 2012 and 2011

•
Collaborative research – Revenue from collaborative research decreased 52% to $0.8 million, primarily due to reduced revenues from functional genomics contracts and from the United States Army Medical Research Acquisition Activity.

•	Subscription and license fees – Revenue from subscriptions and license fees increased 41% to $0.3 million, primarily due to increases in technology license fees.

In 2013, McNair Medical Institute, LLC and Taconic Farms, Inc. represented 57% and 33% of revenues, respectively. In 2012, Taconic Farms and Deltagen represented 68% and 25% of revenues, respectively.  In 2011, Taconic Farms, Texas A&M Institute for Genomic Medicine and United States Army Medical Research Acquisition Activity represented 46%, 20% and 20% of revenues, respectively.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2013	2012	2011
Total research and development expense	$89.7	$82.6	$91.8
Dollar increase (decrease)	$7.1	$(9.3)
Percentage increase (decrease)	9%	(10)%

Research and development expenses consist primarily of third-party and other services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation and laboratory supplies expenses.

Years Ended December 31, 2013 and 2012

•
Third-party and other services – Third-party and other services increased 27% in 2013 to $42.0 million, primarily due to an increase in our external clinical research and development costs, partially offset by a decrease in external preclinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•	Personnel – Personnel costs decreased 2% in 2013 to $25.8 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 24% in 2013 to $8.7 million, primarily due to decreases in depreciation expense and rent costs.

•	Stock-based compensation – Stock-based compensation expense increased 19% in 2013 to $4.4 million.

•	Laboratory supplies – Laboratory supplies expense increased 3% in 2013 to $3.6 million.

•	Other – Other costs increased 14% to $5.2 million.

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

•
Facilities and equipment – Facilities and equipment costs decreased 17% in 2012 to $11.5 million, primarily due to an impairment of buildings due to excess capacity in 2011 and decreases in decreases in depreciation expense and rent costs.

•	Stock-based compensation – Stock-based compensation expense increased 13% in 2012 to $3.7 million.

•	Laboratory supplies – Laboratory supplies expense decreased 33% in 2012 to $3.5 million primarily due to reductions in early-stage research activities.

•	Other – Other costs increased 5% to $4.5 million.

Increase (Decrease) in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability decreased by $2.2 million in the year ended December 31, 2013 and increased by $9.9 million and $6.8 million for the years ended December 31, 2012 and 2011, respectively (see Note 9, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information). The decrease in 2013 was primarily attributable to a reduction in the liability associated with our LX1033 development program in diarrhea-predominant irritable bowel syndrome.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2013	2012	2011
Total general and administrative expense	$17.1	$17.0	$17.4
Dollar increase (decrease)	$0.1	$(0.3)
Percentage increase (decrease)	—%	(2)%

General and administrative expenses consist primarily of personnel costs to support our research and development activities, professional fees such as legal fees, stock-based compensation expense, and facility and equipment costs.

Years Ended December 31, 2013 and 2012

•	Personnel – Personnel costs decreased 4% in 2013 to $7.7 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Professional fees – Professional fees increased 16% in 2013 to $3.3 million, primarily due to increased patent-related legal costs.

•	Stock-based compensation – Stock-based compensation expense increased 8% in 2013 to $3.0 million.

•	Facilities and equipment – Facilities and equipment costs decreased 14% in 2013 to $1.7 million, primarily due to reduced rent costs and depreciation expense.

•	Other – Other costs in 2013 were $1.4 million, consistent with the prior year.

Years Ended December 31, 2012 and 2011

•	Personnel – Personnel costs decreased 4% in 2012 to $8.0 million.

•	Professional fees – Professional fees in 2012 were $2.8 million, consistent with the prior year.

•	Stock-based compensation – Stock-based compensation expense increased 15% in 2012 to $2.8 million.

•	Facilities and equipment – Facilities and equipment costs decreased 12% in 2012 to $2.0 million, primarily due to reduced rent costs.

•	Other – Other costs decreased 8% in 2012 to $1.4 million.

Interest Income, Interest Expense and Other Income (Expense), Net

Interest Income. Interest income was $0.2 million in 2013, consistent with the prior year, and decreased 16% in 2012 from $0.3 million in 2011, primarily due to lower yields on our investments.

Interest Expense.  Interest expense decreased 7% in 2013 to $2.0 million from $2.1 million in 2012 and decreased 16% in 2012 from $2.5 million in 2011.

Other Income (Expense), Net.  Other income, net was $0.1 million, $0.1 million, and $0.2 million in the years ended December 31, 2013, 2012, and 2011, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated net loss decreased to $104.1 million in 2013 from $110.2 million in 2012 and decreased from $116.2 million in 2011.  Net loss per common share was $0.20 in 2013, $0.23 in 2012, and $0.34 in 2011.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts and financing under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through December 31, 2013, we had received net proceeds of $986.9 million from issuances of common and preferred stock.  In addition, from our inception through December 31, 2013, we received $457.9 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents and government grants and contracts, of which $444.8 million had been recognized as revenues through December 31, 2013.

As of December 31, 2013, we had $129.1 million in cash, cash equivalents and investments.  As of December 31, 2012, we had $223.2 million in cash, cash equivalents.  We used cash of $91.1 million in operations in 2013. This consisted primarily of the consolidated net loss for the year of $104.1 million and non-cash charges of $2.2 million related to the decrease in fair value of the Symphony Icon purchase liability, partially offset by $7.4 million related to stock-based compensation expense, a net decrease in other operating assets net of liabilities of $5.0 million, and $2.9 million related to depreciation expense.  Investing activities provided cash of $99.5 million in 2013, primarily due to net maturities of investments of $101.1 million, partially offset by purchases of property and equipment of $1.7 million.  Financing activities used cash of $1.4 million primarily due to repayment of debt borrowings of $1.6 million and repurchase of common stock of $0.9 million, partially offset by net proceeds from issuance of common stock of $1.1 million.

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
We also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration we receive pursuant to any licensing transaction under which we grant a third party rights to commercialize LX1032, LX1033 or other pharmaceutical compositions modulating the same target as those drug candidates, which we refer to as the “LG103 programs,” subject to certain exceptions. The contingent payments will be due if and when we receive such consideration from such a licensing transaction. In the event we receive regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 programs prior to entering into such a licensing transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a licensing transaction, we will pay Holdings the sum of $15 million and the amount of certain expenses we incurred after our exercise of the purchase option which are attributable to the development of such product, reduced by up to 50% of such sum on account of any contingent payments paid prior to such United States regulatory approval attributable to any such licensing transaction outside of the United States with respect to such product. In the event we make any such payment upon United States regulatory approval, we will have no obligation to make subsequent contingent payments attributable to any such licensing transactions for the commercialization of such product outside the United States until the proceeds of such licensing transactions exceed 50% of the payment made as a result of such United States regulatory approval.

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

Under the terms of our award, we are responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016. We will receive credits against those job obligations based on funding received by TIGM and certain related parties from sources other than the State of Texas.  We will also receive credits against those jobs obligations for any surplus jobs we create. We may be required to repay the state a portion of the award if we fail to meet those job obligations. Subject to these credits, if we fail to create the specified number of jobs, the State may require us to repay $2,415 for each job we fall short beginning in 2013.  Our maximum aggregate exposure for such payments, if we fail to create any new jobs, is approximately $14.2 million, including $1.5 million through 2014, without giving effect to any credits to which we may be entitled.

Facilities.  In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan's monthly payment amount and fixed interest rate each remaining unchanged. The mortgage balance has a principal balance of $21.9 million as of December 31, 2013.

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

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2013:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Debt	$21.9	$1.7	$3.9	$16.3	$—
Interest payment obligations	5.3	1.8	3.0	0.5	—
Operating leases	4.3	0.6	2.1	1.6	—
Total	$31.5	$4.1	$9.0	$18.4	$—

The foregoing table does not include any potential payments related to the award we received from the Texas Enterprise Fund. Under the terms of the award, we are responsible for the creation of jobs beginning in 2012. Subject to credits, if we fail to create the specified number of jobs, the State of Texas may require us to repay $2,415 for each job we fall short beginning in 2013 and continuing until 2019. Our maximum aggregate exposure for such payment, if we fail to create any new jobs, is approximately $14.2 million, including $1.5 million through 2014, without giving effect to any credits to which we may be entitled. See Note 15, Collaboration and License Agreements, of the Notes to Consolidated Financial Statements, for further discussion.

Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain drug discovery and development collaborations and other collaborations and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to devote substantial capital resources to continue our development efforts, to expand our support and product development activities, and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from drug discovery and development collaborations, other collaborations and technology licenses and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

We had approximately $129.1 million in cash and cash equivalents and short-term investments as of December 31, 2013.  We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework).

Based on such assessment using those criteria, management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

Our independent auditors have also audited our internal control over financial reporting as of December 31, 2013 as stated in the audit report which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2013 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2013. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2013.

Item 14.   Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2013.

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

*10.13	—
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

10.15	—
Form of Restricted Stock Unit Agreement with Officers under the Equity Incentive Plan, as amended (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated by reference herein).

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

Exhibit No.		Description
10.20	—
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

10.22	—
Amendment, dated April 30, 2008, to Economic Development Agreement, dated July 15, 2005, with the State of Texas and the Texas A&M University System (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2008 and incorporated by reference herein).

*10.23	—	Loan and Security Agreement, dated April 21, 2004, between Lex-Gen Woodlands, L.P. and iStar Financial Inc., as amended.
21.1	—	Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2010 and incorporated by reference herein).
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*24.1	—	Power of Attorney (contained in signature page).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date:	March 7, 2014	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	March 7, 2014	By:	/s/ JEFFREY L. WADE
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

Signature	Title	Date

/s/ ARTHUR T. SANDS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2014
Arthur T. Sands, M.D., Ph.D.

/s/ JEFFREY L. WADE	Executive Vice President, Corporate Development and Chief Financial Officer (Principal Financial Officer)	March 7, 2014
Jeffrey L. Wade

/s/ JAMES F. TESSMER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 7, 2014
James F. Tessmer

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 7, 2014
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 7, 2014
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 7, 2014
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 7, 2014
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 7, 2014
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 7, 2014
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 7, 2014
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 7, 2014
Judith L. Swain, M.D.

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexicon Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 7, 2014

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited Lexicon Pharmaceuticals, Inc.’s  internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Lexicon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lexicon Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexicon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 7, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 7, 2014

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$37,499	$30,423
Short-term investments, including restricted investments of $430	91,629	192,785
Accounts receivable, net of allowances of $35	790	1,378
Prepaid expenses and other current assets	4,636	6,349
Total current assets	134,554	230,935
Property and equipment, net of accumulated depreciation and amortization of $81,945 and $83,416, respectively	41,362	42,634
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	144	109
Total assets	$274,160	$371,778
Liabilities and Equity
Current liabilities:
Accounts payable	$9,715	$7,661
Accrued liabilities	7,674	8,922
Current portion of deferred revenue	195	128
Current portion of long-term debt	1,710	1,574
Total current liabilities	19,294	18,285
Deferred revenue, net of current portion	13,405	13,910
Long-term debt	20,167	21,877
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	32,386	32,283
Total liabilities	103,997	105,100
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 514,349 and 512,375 shares issued, respectively	514	512
Additional paid-in capital	1,175,108	1,166,605
Accumulated deficit	(1,003,958)	(899,832)
Accumulated other comprehensive gain	2	23
Treasury stock, at cost, 814 and 380 shares, respectively	(1,503)	(630)
Total equity	170,163	266,678
Total liabilities and equity	$274,160	$371,778

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Collaborative research	$2,109	$783	$1,632
Subscription and license fees	113	306	217
Total revenues	2,222	1,089	1,849
Operating expenses:
Research and development, including stock-based compensation of $4,376, $3,673 and $3,249, respectively	89,682	82,574	91,828
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	(2,210)	9,887	6,766
General and administrative, including stock-based compensation of $3,045, $2,822 and $2,458, respectively	17,121	17,043	17,350
Total operating expenses	104,593	109,504	115,944
Loss from operations	(102,371)	(108,415)	(114,095)
Interest income	157	213	255
Interest expense	(1,971)	(2,114)	(2,528)
Other income, net	59	105	153
Consolidated net loss	$(104,126)	$(110,211)	$(116,215)
Consolidated net loss per common share, basic and diluted	$(0.20)	$(0.23)	$(0.34)
Shares used in computing consolidated net loss per common share, basic and diluted	513,117	489,707	340,761

Other comprehensive gain (loss):
Unrealized gain (loss) on investments	(21)	2	16
Comprehensive loss	$(104,147)	$(110,209)	$(116,199)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Capital	Deficit	Gain	Stock	Total
Balance at December 31, 2010	337,566	$338	$920,324	$(673,406)	$5	$(237)	$247,024
Stock-based compensation	—	—	5,707	—	—	—	5,707
Issuance of common stock under Equity Incentive Plans	330	—	552	—	—	—	552
Issuance of common stock, net of fees	142,493	142	160,450	—	—	—	160,592
Repurchase of common stock	—	—	—	—	—	(108)	(108)
Net loss	—	—	—	(116,215)	—	—	(116,215)
Unrealized gain on investments	—	—	—	—	16	—	16
Balance at December 31, 2011	480,389	480	1,087,033	(789,621)	21	(345)	297,568
Stock-based compensation	—	—	6,495	—	—	—	6,495
Issuance of common stock to designees of Symphony Icon Holdings LLC	13,238	13	34,987	—	—	—	35,000
Issuance of common stock under Equity Incentive Plans	1,248	1	1,053	—	—	—	1,054
Issuance of common stock, net of fees	17,500	18	37,037	—	—	—	37,055
Repurchase of common stock	—	—	—	—	—	(285)	(285)
Net loss	—	—	—	(110,211)	—	—	(110,211)
Unrealized gain on investments	—	—	—	—	2	—	2
Balance at December 31, 2012	512,375	512	1,166,605	(899,832)	23	(630)	266,678
Stock-based compensation	—	—	7,421	—	—	—	7,421
Issuance of common stock under Equity Incentive Plans	1,974	2	1,082	—	—	—	1,084
Repurchase of common stock	—	—	—	—	—	(873)	(873)
Net loss	—	—	—	(104,126)	—	—	(104,126)
Unrealized loss on investments	—	—	—	—	(21)	—	(21)
Balance at December 31, 2013	514,349	$514	$1,175,108	$(1,003,958)	$2	$(1,503)	$170,163

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(104,126)	$(110,211)	$(116,215)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	2,863	4,190	4,887
Impairment of fixed assets	—	—	704
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	(2,210)	9,887	6,766
Stock-based compensation	7,421	6,495	5,707
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	588	(1,028)	394
(Increase) decrease in prepaid expenses and other current assets	1,713	(2,601)	(865)
(Increase) decrease in other assets	(9)	96	414
Increase (decrease) in accounts payable and other liabilities	3,119	(995)	10,365
Decrease in deferred revenue	(438)	(293)	(95)
Net cash used in operating activities	(91,079)	(94,460)	(87,938)
Cash flows from investing activities:
Purchases of property and equipment	(1,721)	(492)	(1,206)
Proceeds from disposal of property and equipment	130	85	2,625
Purchases of investments	(111,490)	(233,250)	(108,092)
Maturities of investments	212,625	135,850	176,628
Net cash provided by (used in) investing activities	99,544	(97,807)	69,955
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	1,084	38,109	160,781
Repurchase of common stock	(873)	(285)	(108)
Repayment of debt borrowings	(1,574)	(1,443)	(3,589)
Other financing activities	(26)	—	—
Net cash provided by (used in) financing activities	(1,389)	36,381	157,084
Net increase (decrease) in cash and cash equivalents	7,076	(155,886)	139,101
Cash and cash equivalents at beginning of year	30,423	186,309	47,208
Cash and cash equivalents at end of year	$37,499	$30,423	$186,309

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,897	$2,028	$2,447

Supplemental disclosure of noncash investing and financing activities:
Unrealized gain (loss) on investments	$(21)	$2	$16
Common stock issued in satisfaction of Symphony Icon base payment obligation	$—	$35,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2013 and 2012, short-term investments consist of U.S. treasury bills and certificates of deposit. The certificates of deposits are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Restricted Cash and Investments:  Lexicon is required to maintain restricted cash or investments to collateralize standby letters of credit for the lease on its office and laboratory facilities in Hopewell, New Jersey (see Note 10).  As of December 31, 2013 and 2012, restricted cash and investments were $0.4 million and $0.4 million, respectively.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Concentration of Credit Risk: Lexicon's cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in the United States.  The Company has not experienced any significant credit losses to date.  In 2013, 2012 and 2011, customers in the United States represented 100%, 100% and 100% of revenue, respectively.  At December 31, 2013, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery of the functions and pharmaceutical utility of genes and the use of those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, government grants and contracts and compound library sales. In 2013, McNair Medical Institute, LLC and Taconic Farms, Inc. represented 57% and 33% of revenues, respectively. In 2012, Taconic Farms and Deltagen represented 68% and 25% of revenues, respectively.  In 2011, Taconic Farms, Texas A&M Institute for Genomic Medicine and United States Army Medical Research Acquisition Activity represented 46%, 20% and 20% of revenues, respectively.

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

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2013, 2012 or 2011.

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

Stock-Based Compensation:  The Company recognizes compensation expense in its statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2013, stock-based compensation cost for all outstanding unvested options and restricted stock units was $11.7 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2013, 2012 and 2011, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2013:
Employees	85%	0.9%	5	0%
Officers and non-employee directors	81%	1.6%	8	0%
December 31, 2012:
Employees	93%	0.8%	5	0%
Officers and non-employee directors	81%	1.5%	8	0%
December 31, 2011:
Employees	88%	2.2%	5	0%
Officers and non-employee directors	78%	3.2%	8	0%

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock options, restricted stock units and warrants are not included because they are antidilutive.

3. Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2013 and 2012 are as follows:

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$37,499	$—	$—	$37,499
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	91,075	3	(1)	91,077
Total short-term investments	$91,627	$3	$(1)	$91,629
Total cash and cash equivalents and investments	$129,126	$3	$(1)	$129,128

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$30,423	$—	$—	$30,423
Securities maturing within one year:
Certificates of deposit	551	—	—	551
U.S. treasury securities	192,211	24	(1)	192,234
Total short-term investments	$192,762	$24	$(1)	$192,785
Total cash and cash equivalents and investments	$223,185	$24	$(1)	$223,208

There were no realized gains or losses for the year ended December 31, 2013, no realized gains or losses for the year ended December 31, 2012, and no realized gains or losses for the year ended December 31, 2011.

4. Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•	Level 1 – quoted prices in active markets for identical assets, which include U.S. treasury securities

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2013 and 2012.

	Assets and Liabilities at Fair Value
	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$37,499	$—	$—	$37,499
Short-term investments	91,077	552	—	91,629
Total cash and cash equivalents and investments	$128,576	$552	$—	$129,128
Liabilities
Other long-term liabilities	$—	$—	$27,710	$27,710
Total liabilities	$—	$—	$27,710	$27,710

	Assets and Liabilities at Fair Value
	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$30,423	$—	$—	$30,423
Short-term investments	192,234	551	—	192,785
Total cash and cash equivalents and investments	$222,657	$551	$—	$223,208
Liabilities
Other long-term liabilities	$—	$—	$29,920	$29,920
Total liabilities	$—	$—	$29,920	$29,920

The Company did not have any Level 3 assets during the years ended December 31, 2013, 2012 and 2011. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. The Company's Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon ("Symphony Icon") purchase consideration liability decreased by $2.2 million during the year ended December 31, 2013 and increased by $9.9 million and $6.8 million during the years ended December 31, 2012 and 2011, respectively. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the years ended December 31, 2011, 2012 and 2013.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2010	$48,267
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	6,766
Balance at December 31, 2011	55,033
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	9,887
Payment of base payment obligation with common stock	(35,000)
Balance at December 31, 2012	29,920
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	(2,210)
Balance at December 31, 2013	$27,710

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

5. Property and Equipment

Property and equipment at December 31, 2013 and 2012 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2013	2012
		(in thousands)
Computers and software	3-5	$11,180	$11,042
Furniture and fixtures	5-7	7,315	7,343
Laboratory equipment	3-7	34,952	36,065
Leasehold improvements	7-10	8,092	9,991
Buildings	15-40	59,104	58,945
Land	—	2,664	2,664
Total property and equipment		123,307	126,050
Less: Accumulated depreciation and amortization		(81,945)	(83,416)
Net property and equipment		$41,362	$42,634

During the year ended December 31, 2011, the Company determined that one of its buildings was impaired and therefore recorded an impairment loss of $800,000, which was recorded as research and development expense in the accompanying statement of comprehensive loss. The fair value of the impaired building was estimated using sales prices in similar real estate sales and offers received from potential purchasers of the building. In June 2011, the Company sold this building with an immaterial additional loss on the sale.

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$238,608	$216,579
Research and development tax credits	37,453	32,066
Capitalized research and development	83,375	71,839
Stock-based compensation	7,703	12,972
Deferred revenue	4,760	4,906
Other	4,712	10,429
Total deferred tax assets	376,611	348,791
Deferred tax liabilities:
Deferred tax liability related to acquisition of Symphony Icon	(18,745)	(18,745)
Other	—	(340)
Total deferred tax liabilities	(18,745)	(19,085)
Less: valuation allowance	(376,611)	(348,451)
Net deferred tax liabilities	$(18,745)	$(18,745)

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

At December 31, 2013, Lexicon had both federal and state NOL carryforwards of approximately $665.3 million and $444.1 million, respectively.  The federal and state NOL carryforwards began to expire in 2011 and continued to expire in 2012.  The Company's R&D tax credit carryforwards of approximately $37.5 million began to expire in 2012.  Utilization of the NOL and R&D credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  Based on the federal tax law limits and the Company’s cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2013, the valuation allowance increased $28.2 million, primarily due to the Company’s current year net loss.  Lexicon recorded income tax benefits of $0, $0 and $0 in the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, the Company recorded certain revisions to its deferred tax assets. The revisions reduced the deferred tax assets and valuation allowance by $13.8 million. There was no impact to the Company's equity or operating results for any period.  As of December 31, 2013 and 2012, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2013 and 2012, the Company had no accruals for interest or penalties related to income tax matters.

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

On July 30, 2010, Lexicon exercised its Purchase Option (as defined in Note 9) and completed the acquisition of Symphony Icon. Goodwill associated with the acquisition of $18.7 million, which represents the assets recognized in connection with the deferred tax liability acquired and did not result from excess purchase price, was assigned to the consolidated entity, Lexicon.

Goodwill is not subject to amortization, but is tested at least annually for impairment at the reporting unit level, which is the Company’s single operating segment.  The Company performed an impairment test of goodwill on its annual impairment assessment date.  This test did not result in an impairment of goodwill.

8. Debt Obligations

In April 2004, Lexicon purchased its existing laboratory and office buildings and animal facilities in The Woodlands, Texas with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan's monthly payment amount and fixed interest rate each remaining unchanged. The mortgage had a principal balance of $21.9 million as of December 31, 2013. Net proceeds from the sale of the building as discussed in Note 5, "Property and Equipment," were used to pay down the mortgage principal in June 2011 in the amount of $2.4 million.  The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.1 million and $2.7 million, respectively, before accumulated depreciation, as of December 31, 2013. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

The following table includes the aggregate future principal payments of the Company’s long-term debt as of December 31, 2013:

For the Year Ending December 31
(in thousands)
2014	$1,710
2015	1,859
2016	2,015
2017	16,293
Total debt	21,877
Less current portion	(1,710)
Total long-term debt	$20,167

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
Lexicon also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration Lexicon receives pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize LX1032, LX1033 or other pharmaceutical compositions modulating the same target as those drug candidates (the “LG103 Programs”), subject to certain exceptions. The contingent payments will be due if and when Lexicon receives such consideration from a Licensing Transaction. In the event Lexicon receives regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon will pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which are attributable to the development of such product, reduced by up to 50% of such sum on account of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon makes any such payment upon United States regulatory approval, Lexicon will have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval. The contingent payments may be paid in cash or a combination of cash and common stock, in Lexicon's discretion, provided that no more than 50% of any contingent payment will be paid in common stock.

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through December 31, 2013, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability decreased by $2.2 million during the year ended December 31, 2013 and increased by $9.9 million and $6.8 million during the years ended December 31, 2012 and 2011, respectively.

10. Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an amended lease agreement which expires in June 2018. The amended lease includes escalating lease payments.  Rent expense is recognized on a straight-line basis over the amended lease term.  Lexicon is the guarantor of the obligation of its subsidiary under this lease.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of December 31, 2013 and 2012, respectively.  Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $0.9 million, $2.2 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The following table includes non-cancelable, escalating future lease payments for the facility in New Jersey:

For the Year Ending December 31
(in thousands)
2014	$620
2015	1,043
2016	1,067
2017	1,093
2018	554
Total	$4,377

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

12. Other Capital Stock Agreements

Common Stock: In October 2012, Lexicon sold 17,500,000 shares of its common stock at a price of $2.25 per share in a public offering, resulting in net proceeds of $37.1 million, after deducting underwriting discounts and commissions of $2.0 million and offering expenses of $0.2 million. Invus, L.P. purchased 3,000,000 of these shares. All of the net proceeds of this offering are reflected as issuance of common stock in the accompanying financial statements.

13. Equity Incentive Awards

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 50,000,000 shares.  No more than 15,000,000 shares may be issued pursuant to awards other than stock options and stock appreciation rights.  As of December 31, 2013, an aggregate of 50,000,000 shares of common stock had been reserved for issuance, options to purchase 22,342,175 shares and 4,241,869 restricted stock units were outstanding, 5,659,265 shares had been issued upon the exercise of stock options, 1,839,850 shares had been issued pursuant to restricted stock units and 740,300 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 1,500,000 shares.  As of December 31, 2013, an aggregate of 1,500,000 shares of common stock had been reserved for issuance, options to purchase 964,000 shares were outstanding, none had been issued upon the exercise of stock options and 174,920 shares had been issued pursuant to restricted stock awards granted under the Directors’ Plan.

Stock Option Activity:  The following is a summary of option activity under Lexicon’s equity incentive plans:

	2013		2012		2011
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	21,525	$2.51	20,476	$2.84	19,598	$3.46
Granted	3,490	2.13	3,441	1.84	2,974	1.80
Exercised	(572)	1.75	(636)	1.66	(130)	1.46
Expired	(950)	3.98	(1,231)	6.93	(1,662)	8.50
Forfeited	(187)	1.94	(525)	1.78	(304)	1.76
Outstanding at end of year	23,306	2.42	21,525	2.51	20,476	2.84
Exercisable at end of year	17,378	$2.56	15,582	$2.77	13,940	$3.34

The weighted average estimated grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 were $1.59, $1.37 and $1.36, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 were $325,000, $462,000 and $63,000, respectively.  The weighted average remaining contractual term of options outstanding and exercisable was 5.8 and 4.9 years, respectively, as of December 31, 2013.  At December 31, 2013, the aggregate intrinsic value of the outstanding options and the exercisable options was $1.4 million and $1.4 million, respectively.

Stock Bonus and Restricted Stock Unit Activity:

During the year ended December 31, 2011, Lexicon granted its officers 200,277 shares of stock bonus awards in lieu of cash bonus awards. The stock bonus awards had a weighted average grant date fair value of $1.81 per share and vested immediately. During the years ended December 31, 2013 and 2012, Lexicon granted its non-employee directors 80,808 and 94,112 shares, respectively, of restricted stock awards. The restricted stock awards had weighed average grant date fair values of $1.98 and $1.70 per share, respectively, and vested immediately.

During the years ended December 31, 2013, 2012 and 2011, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2012	3,543	$1.80
Granted	1,969	2.09
Vested	(992)	1.80
Forfeited	(278)	1.91
Nonvested at December 31, 2013	4,242	$1.93

During 2010, Lexicon granted certain employees restricted stock units with a performance condition. The shares subject to the restricted stock units granted in 2010 vested upon the dosing of the first patient in a pivotal human clinical trial in any country, the results of which could be used to establish safety and efficacy of a pharmaceutical product discovered or developed by Lexicon as a basis for a New Drug Application. This performance condition occurred during the year ended December 31, 2013, and therefore all outstanding restricted stock units with this performance condition vested. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met. The following is a summary of performance-based restricted stock units activity under Lexicon's stock-based compensation plans for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2012	329	$1.90
Vested	(329)	1.90
Nonvested at December 31, 2013	—	$—

Aggregate Shares Reserved for Issuance

As of December 31, 2013, an aggregate of 27,548,044 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 15,537,621 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

14. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $511,000, $490,000 and $583,000 in the years ended December 31, 2013, 2012 and 2011, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

Under the terms of the award, Lexicon is responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016.  Lexicon will obtain credits based on funding received by TIGM and certain related parties from sources other than the State of Texas that it may offset against its potential liability for any job creation shortfalls.  Lexicon will also obtain credits against future jobs commitment liabilities for any surplus jobs it creates.  Subject to these credits, if Lexicon fails to create the specified number of jobs, the state may require Lexicon to repay $2,415 for each job Lexicon falls short beginning in 2013.  Lexicon’s maximum aggregate exposure for such payments, if Lexicon fails to create any new jobs, is approximately $14.2 million, including $1.5 million through 2014, without giving effect to any credits to which Lexicon may be entitled.  Lexicon has recorded this obligation as deferred revenue and accounts payable in the accompanying consolidated balance sheets.  The Texas A&M University System, together with TIGM, has independent job creation obligations and is obligated for an additional period to maintain an aggregate of 5,000 jobs, inclusive of those Lexicon creates.

Taconic Farms.  Lexicon established a collaboration with Taconic Farms, Inc. in November 2005 for the marketing, distribution and licensing of certain lines of knockout mice and entered into an expanded collaboration with Taconic in July 2009 that expired in July 2010.  Under the terms of the collaboration, Lexicon is presently making available through Taconic more than 3,600 distinct lines of knockout mice, and in some cases, phenotypic data relating to such lines of knockout mice, for use by pharmaceutical and biotechnology companies, academic and non-profit institutions and other researchers.  Lexicon receives license fees and royalties from payments received by Taconic from customers obtaining access to knockout mice and any related phenotypic data.  The Company received payments totaling $7.5 million through December 31, 2013.  Revenue recognized under these agreements was $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

16. Selected Quarterly Financial Data

The table below sets forth certain unaudited statements of comprehensive loss data, and net loss per common share data, for each quarter of 2013 and 2012:

(in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
		(Unaudited)
2013
Revenues	$360	$214	$238	$1,410
Loss from operations	$(25,555)	$(28,624)	$(31,216)	$(16,976)
Consolidated net loss	$(25,974)	$(29,080)	$(31,658)	$(17,414)
Consolidated net loss per common share, basic and diluted	$(0.05)	$(0.06)	$(0.06)	$(0.03)
Shares used in computing consolidated net loss per common share	512,428	513,083	513,419	513,523
2012
Revenues	$300	$199	$372	$218
Loss from operations	$(29,383)	$(25,480)	$(29,060)	$(24,492)
Consolidated net loss	$(29,868)	$(25,931)	$(29,539)	$(24,873)
Consolidated net loss per common share, basic and diluted	$(0.06)	$(0.05)	$(0.06)	$(0.05)
Shares used in computing consolidated net loss per common share	480,324	480,634	490,049	507,619

17. Subsequent Event

In January 2014, Lexicon's board of directors committed to narrow its strategic initiatives and focus resources on its late-stage drug development programs, principally LX4211 for diabetes and telotristat etiprate (LX1032) for carcinoid syndrome, in preparation for the transition to commercialization. The decision will result in a workforce reduction of approximately 125 employees, primarily in research, discovery and support positions, representing approximately 50% of the Company's total workforce. Lexicon expects to complete the majority of the workforce reduction in the first quarter of 2014, and the remainder in the second quarter of 2014.

Lexicon estimates that it will incur approximately $6.0 to $7.0 million in total costs as a result of the reduction in staff (of which approximately 90% to 95% are expected to result in cash expenditures), including severance and other one-time termination benefits of approximately $5.0 to $6.0 million.