Form 10-Q
period 2014-03-31
LEXICON PHARMACEUTICALS, INC./DE
filed 2014-05-08
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

As of May 6, 2014, 514,942,165 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$46,517	$37,499
Short-term investments, including restricted investments of $430	51,850	91,629
Accounts receivable, net of allowances of $35	471	790
Prepaid expenses and other current assets	6,570	4,636
Total current assets	105,408	134,554
Property and equipment, net of accumulated depreciation and amortization of $80,747 and $81,945, respectively	39,959	41,362
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	133	144
Total assets	$243,600	$274,160
Liabilities and Equity
Current liabilities:
Accounts payable	$7,072	$9,715
Accrued liabilities	7,952	7,674
Current portion of deferred revenue	903	195
Current portion of long-term debt	1,746	1,710
Total current liabilities	17,673	19,294
Deferred revenue, net of current portion	12,679	13,405
Long-term debt	19,711	20,167
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	34,017	32,386
Total liabilities	102,825	103,997
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 515,784 and 514,349 shares issued, respectively	516	514
Additional paid-in capital	1,177,432	1,175,108
Accumulated deficit	(1,034,793)	(1,003,958)
Accumulated other comprehensive gain	10	2
Treasury stock, at cost, 1,281 and 814 shares, respectively	(2,390)	(1,503)
Total equity	140,775	170,163
Total liabilities and equity	$243,600	$274,160

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Collaborative research	$172	$284
Subscription and license fees	105	76
Total revenues	277	360
Operating expenses:
Research and development, including stock-based compensation of $1,458 and $1,330, respectively	23,953	20,327
Increase in fair value of Symphony Icon, Inc. purchase liability	1,142	1,264
General and administrative, including stock-based compensation of $792 and $779, respectively	5,654	4,324
Total operating expenses	30,749	25,915
Loss from operations	(30,472)	(25,555)
Interest income	8	53
Interest expense	(457)	(506)
Other income, net	86	34
Consolidated net loss	$(30,835)	$(25,974)
Consolidated net loss per common share, basic and diluted	$(0.06)	$(0.05)
Shares used in computing consolidated net loss per common share, basic and diluted	513,955	512,428

Other comprehensive loss:
Unrealized gain on investments	8	19
Comprehensive loss	$(30,827)	$(25,955)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain	Treasury Stock	Total
Balance at December 31, 2012	512,375	$512	$1,166,605	$(899,832)	$23	$(630)	$266,678
Stock-based compensation	—	—	2,109	—	—	—	2,109
Issuance of common stock under Equity Incentive Plans	1,460	2	247	—	—	—	249
Repurchase of common stock	—	—	—	—	—	(873)	(873)
Net loss	—	—	—	(25,974)	—	—	(25,974)
Unrealized gain on investments	—	—	—	—	19	—	19
Balance at March 31, 2013	513,835	$514	$1,168,961	$(925,806)	$42	$(1,503)	$242,208

Balance at December 31, 2013	514,349	$514	$1,175,108	$(1,003,958)	$2	$(1,503)	$170,163
Stock-based compensation	—	—	2,250	—	—	—	2,250
Issuance of common stock under Equity Incentive Plans	1,435	2	74	—	—	—	76
Repurchase of common stock	—	—	—	—	—	(887)	(887)
Net loss	—	—	—	(30,835)	—	—	(30,835)
Unrealized gain on investments	—	—	—	—	8	—	8
Balance at March 31, 2014	515,784	$516	$1,177,432	$(1,034,793)	$10	$(2,390)	$140,775

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(30,835)	$(25,974)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	644	793
Impairment of fixed assets	242	—
Increase in fair value of Symphony Icon, Inc. purchase liability	1,142	1,264
Stock-based compensation	2,250	2,109
Gain on disposal of property and equipment	(264)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	319	515
Increase in prepaid expenses and other current assets	(1,934)	(2,089)
Decrease in other assets	11	21
Decrease in accounts payable and other liabilities	(1,876)	(905)
Decrease in deferred revenue	(18)	(5)
Net cash used in operating activities	(30,319)	(24,271)
Cash flows from investing activities:
Purchases of property and equipment	(28)	(839)
Proceeds from disposal of property and equipment	809	57
Purchases of investments	(20,651)	(80,954)
Maturities of investments	60,438	110,843
Net cash provided by investing activities	40,568	29,107
Cash flows from financing activities:
Proceeds from issuance of common stock	76	249
Repurchase of common stock	(887)	(873)
Repayment of debt borrowings	(420)	(387)
Net cash used in financing activities	(1,231)	(1,011)
Net increase in cash and cash equivalents	9,018	3,825
Cash and cash equivalents at beginning of period	37,499	30,423
Cash and cash equivalents at end of period	$46,517	$34,248

Supplemental disclosure of cash flow information:
Cash paid for interest	$447	$480

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on investments	$8	$19

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

2.      Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period and excludes shares underlying stock options and restricted stock units because they are antidilutive.  There are no differences between basic and diluted net loss per share for all periods presented.

3.      Stock-Based Compensation

The Company recorded $2.3 million and $2.1 million of stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2014 and 2013:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2014:
Employees	66%	1.1%	4	—%
Officers and non-employee directors	80%	2.3%	8	—%
March 31, 2013:
Employees	91%	0.8%	5	—%
Officers and non-employee directors	81%	1.6%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2013	23,306	$2.42
Granted	3,151	1.72
Exercised	(51)	1.49
Expired	(665)	7.10
Forfeited	(203)	2.08
Outstanding at March 31, 2014	25,538	2.21
Exercisable at March 31, 2014	18,014	$2.35

During the three months ended March 31, 2014, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2013	4,242	$1.93
Granted	1,596	1.72
Vested	(1,384)	1.90
Forfeited	(771)	1.94
Nonvested at March 31, 2014	3,683	$1.85

4.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2014 and December 31, 2013 are as follows:

	As of March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$46,517	$—	$—	$46,517
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	51,288	10	—	51,298
Total short-term investments	$51,840	$10	$—	$51,850
Total cash and cash equivalents and investments	$98,357	$10	$—	$98,367

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$37,499	$—	$—	$37,499
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	91,075	3	(1)	91,077
Total short-term investments	$91,627	$3	$(1)	$91,629
Total cash and cash equivalents and investments	$129,126	$3	$(1)	$129,128

There were no realized gains or losses for the three months ended March 31, 2014, and no realized gains or losses for the three months ended March 31, 2013. The cost of securities sold is based on the specific identification method.

5.      Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•	Level 1 - quoted prices in active markets for identical investments, which include U.S. treasury securities

•	Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.)

•	Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of the Symphony Icon purchase consideration liability)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of March 31, 2014 and December 31, 2013.

	Assets and Liabilities at Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$46,517	$—	$—	$46,517
Short-term investments	51,298	552	—	51,850
Total cash and cash equivalents and investments	$97,815	$552	$—	$98,367
Liabilities
Other long-term liabilities	$—	$—	$28,852	$28,852
Total liabilities	$—	$—	$28,852	$28,852

	Assets and Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$37,499	$—	$—	$37,499
Short-term investments	91,077	552	—	91,629
Total cash and cash equivalents and investments	$128,576	$552	$—	$129,128
Liabilities
Other long-term liabilities	$—	$—	$27,710	$27,710
Total liabilities	$—	$—	$27,710	$27,710

The Company’s Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the three months ended March 31, 2014 and 2013.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2013	$27,710
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,142
Balance at March 31, 2014	$28,852

Balance at December 31, 2012	$29,920
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,264
Balance at March 31, 2013	$31,184
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

6.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $21.5 million as of March 31, 2014. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

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

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through March 31, 2014, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the three months ended March 31, 2014 and 2013, the fair value of the Symphony Icon purchase consideration liability increased by $1.1 million and $1.3 million, respectively.

8.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2018.  Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $4.1 million as of March 31, 2014. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of March 31, 2014 and December 31, 2013, respectively. Additionally, Lexicon leases certain equipment under operating leases.

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
10. Restructuring Charges

In January 2014, Lexicon’s board of directors committed to narrow its strategic initiatives and focus resources on its late-stage drug development programs, principally LX4211 for diabetes and telotristat etiprate (LX1032) for carcinoid syndrome, in preparation for the transition to commercialization. The decision will result in a workforce reduction of approximately 125 employees, primarily in research, discovery and support positions, representing approximately 50% of the Company’s total workforce. The Company expects to complete the majority of the workforce reduction by the end of the second quarter of 2014.

The Company currently expects that the total charges associated with the restructuring that will result in cash expenditures will be approximately $5.8 million to $6.3 million (which includes charges for severance of approximately $5.3 million and other restructuring costs of approximately $0.5 million to $1.0 million), of which $4.0 million was incurred through March 31, 2014. Of this charge, $3.6 million was recorded in research and development expense and $0.4 million was recorded in general and administrative expense in the accompany consolidated statement of comprehensive loss for the three months ended March 31, 2014. In addition, the Company recorded stock-based compensation expense on the acceleration of vesting relating to the restructuring of $0.1 million in the three months ended March 31, 2014. Future payments of restructuring charges, which have been recorded in accrued liabilities in the accompanying consolidated balance sheet, was $1.1 million as of March 31, 2014.

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

We have derived substantially all of our revenues from drug discovery and development collaborations, research collaborations and technology licenses, and will continue to do so for the foreseeable future. To date, we have generated a substantial portion of our revenues from a limited number of sources.

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

Since our inception, we have incurred significant losses and, as of March 31, 2014, we had an accumulated deficit of $1.0 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on our consolidated financial statements.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2014	2013
Total revenues	$0.3	$0.4
Dollar decrease	$(0.1)
Percentage decrease	(23)%

•
Collaborative research – Revenue from collaborative research for the three months ended March 31, 2014 decreased from $0.3 million to $0.2 million primarily due to decreased revenues under our alliance with Taconic Farms.

•	Subscription and license fees – Revenue from subscriptions and license fees for the three months ended March 31, 2014 was $0.1 million, consistent with the corresponding period in 2013.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2014	2013
Total research and development expense	$24.0	$20.3
Dollar increase	$3.6
Percentage increase	18%
Research and development expenses consist primarily of salaries and other personnel-related expenses, third-party and other services principally related to preclinical and clinical development activities, facility and equipment costs, stock-based compensation expense, and laboratory supplies costs.

•
Personnel – Personnel costs for the three months ended March 31, 2014 increased 33% to $9.6 million, as compared to the corresponding period in 2013, primarily due to increased severance costs as a result of reductions in personnel in 2014 (see Note 10, Restructuring Charges, of the Notes to Consolidated Financial Statements, for more information). Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Third-party and other services – Third-party and other services for the three months ended March 31, 2014 increased 32% to $9.5 million, as compared to the corresponding period in 2013, primarily due to increases in external clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•	Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2014 was
$2.2 million, consistent with the corresponding period in 2013.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2014 increased 10% to $1.5 million, as compared to the corresponding period in 2013.

•	Laboratory supplies – Laboratory supplies expense for the three months ended March 31, 2014 decreased 82% to
$0.2 million, as compared to the corresponding period in 2013, primarily due to reductions in research activities.

•	Other – Other costs for the three months ended March 31, 2014 decreased 25% to $1.1 million, as compared to the corresponding period in 2013.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $1.1 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively (see Note 7, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2014	2013
Total general and administrative expense	$5.7	$4.3
Dollar increase	$1.3
Percentage increase	31%
General and administrative expenses consist primarily of salaries and other personnel-related expenses, professional fees such as legal and consulting fees, stock-based compensation expenses, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended March 31, 2014 increased 44% to $3.1 million, as compared to the corresponding period in 2013, primarily due to increased severance costs as a result of reductions in personnel in 2014 (see Note 10, Restructuring Charges, of the Notes to Consolidated Financial Statements, for more information). Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional fees – Professional fees for the three months ended March 31, 2014 increased 58% to $1.1 million, as compared to the corresponding period in 2013, primarily due to increased consulting costs in preparation for commercialization.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2014 was
$0.8 million, consistent with the corresponding period in 2013.

•	Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2014 was
$0.4 million, consistent with the corresponding period in 2013.

•	Other – Other costs for the three months ended March 31, 2014 was $0.3 million, consistent with the corresponding period in 2013.

Interest Income and Interest Expense

Interest Income.  Interest income for the three months ended March 31, 2014 and 2013 was $8,000 and $53,000, respectively.

Interest Expense.  Interest expense for the three months ended March 31, 2014 was $0.5 million, consistent with the corresponding period in 2013.

Consolidated Net Loss and Consolidated Net Loss per Common Share

Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $30.8 million in the three months ended March 31, 2014 from $26.0 million in the corresponding period in 2013. Consolidated net loss per common share increased to $0.06 in the three months ended March 31, 2014 from $0.05 in the corresponding period in 2013.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through March 31, 2014, we had received net proceeds of $987.0 million from issuances of common and preferred stock. In addition, from our inception through March 31, 2014, we received $458.0 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $445.0 million had been recognized as revenues through March 31, 2014.
As of March 31, 2014, we had $98.4 million in cash, cash equivalents and investments. As of December 31, 2013, we had $129.1 million in cash, cash equivalents and investments. We used cash of $30.3 million in operations in the three months ended March 31, 2014. This consisted primarily of the consolidated net loss for the period of $30.8 million and a net increase in other operating assets net of liabilities of $3.5 million, partially offset by non-cash charges of $2.3 million related to stock-based compensation expense, $1.1 million related to the increase in fair value of the Symphony Icon purchase liability and $0.6 million related to depreciation expense. Investing activities provided cash of $40.6 million in the three months ended March 31, 2014, primarily due to net maturities of investments of $39.8 million and proceeds from disposal of property and equipment of $0.8 million. Financing activities used cash of $1.2 million primarily due to repurchase of common stock of $0.9 million and repayment of debt borrowings of $0.4 million.
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

Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $21.5 million as of March 31, 2014.
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

We had approximately $98.4 million in cash and cash equivalents and short-term investments as of March 31, 2014. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

•	We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

•	Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

Risks Related to Development of Our Drug Candidates

•	We have not proven our ability to successfully develop and commercialize our drug candidates.

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

•	We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to Employees, Advisors and Facilities Operations

•	The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations.

•	Our collaborations with outside scientists may be subject to restriction and change.

•	Security breaches may disrupt our operations and harm our operating results.

•	Because most of our operations are located at a limited number of facilities, the occurrence of a disaster could significantly disrupt our business.

Risks Related to Environmental and Product Liability

•
We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

•	We face potential product liability exposure in excess of our insurance coverage.

Risks Related to Our Common Stock

•	Invus, L.P., Invus C.V. and their affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

•	Invus has additional rights under our stockholders’ agreement with Invus, L.P. which provides Invus with substantial influence over certain significant corporate matters.

•	Our stock price may be extremely volatile.

•	We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

•	Future sales of our common stock may depress our stock price.

•	If we are unable to meet Nasdaq continued listing requirements, Nasdaq may take action to delist our common stock.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2014	115,705	(1)	$1.83	(2)	—	—
February 1-28, 2014	351,455	(1)	$1.92	(2)	—	—
March 1-31, 2014	—		$—		—	—

(1)
Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2011, February 2012 and February 2013 under our Equity Incentive Plan with respect to the vesting of such restricted stock units.

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

Lexicon Pharmaceuticals, Inc.

Date:	May 8, 2014	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer

Date:	May 8, 2014	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document