Form 10-Q
period 2014-06-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2014-08-07
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

As of August 4, 2014, 514,818,527 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,725	$37,499
Short-term investments, including restricted investments of $430	51,319	91,629
Accounts receivable, net of allowances of $35	281	790
Prepaid expenses and other current assets	7,342	4,636
Total current assets	86,667	134,554
Property and equipment, net of accumulated depreciation and amortization of $76,945 and $81,945, respectively	39,177	41,362
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	120	144
Total assets	$224,064	$274,160
Liabilities and Equity
Current liabilities:
Accounts payable	$8,350	$9,715
Accrued liabilities	10,886	7,674
Current portion of deferred revenue	877	195
Current portion of long-term debt	1,783	1,710
Total current liabilities	21,896	19,294
Deferred revenue, net of current portion	12,679	13,405
Long-term debt	19,255	20,167
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	34,821	32,386
Total liabilities	107,396	103,997
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 515,947 and 514,349 shares issued, respectively	516	514
Additional paid-in capital	1,179,358	1,175,108
Accumulated deficit	(1,060,821)	(1,003,958)
Accumulated other comprehensive gain	5	2
Treasury stock, at cost, 1,281 and 814 shares, respectively	(2,390)	(1,503)
Total equity	116,668	170,163
Total liabilities and equity	$224,064	$274,160

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Collaborative research	$627	$211	$799	$495
Subscription and license fees	49	3	154	79
Total revenues	676	214	953	574
Operating expenses:
Research and development, including stock-based compensation of $940, $1,022, $2,398 and $2,352, respectively	21,187	23,692	45,140	44,019
Increase in fair value of Symphony Icon, Inc. purchase liability	448	477	1,590	1,741
General and administrative, including stock-based compensation of $900, $847, $1,692 and $1,626, respectively	5,152	4,669	10,806	8,993
Total operating expenses	26,787	28,838	57,536	54,753
Loss from operations	(26,111)	(28,624)	(56,583)	(54,179)
Interest income	4	44	12	97
Interest expense	(455)	(496)	(912)	(1,002)
Other income (loss), net	534	(4)	620	30
Consolidated net loss	$(26,028)	$(29,080)	$(56,863)	$(55,054)
Consolidated net loss per common share, basic and diluted	$(0.05)	$(0.06)	$(0.11)	$(0.11)
Shares used in computing consolidated net loss per common share, basic and diluted	514,623	513,083	514,291	512,757

Other comprehensive loss:
Unrealized gain (loss) on investments	(5)	(11)	3	8
Comprehensive loss	$(26,033)	$(29,091)	$(56,860)	$(55,046)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain	Treasury Stock	Total
Balance at December 31, 2012	512,375	$512	$1,166,605	$(899,832)	$23	$(630)	$266,678
Stock-based compensation	—	—	3,978	—	—	—	3,978
Issuance of common stock under Equity Incentive Plans	1,597	2	345	—	—	—	347
Repurchase of common stock	—	—	—	—	—	(873)	(873)
Net loss	—	—	—	(55,054)	—	—	(55,054)
Unrealized gain on investments	—	—	—	—	8	—	8
Balance at June 30, 3013	513,972	$514	$1,170,928	$(954,886)	$31	$(1,503)	$215,084

Balance at December 31, 2013	514,349	$514	$1,175,108	$(1,003,958)	$2	$(1,503)	$170,163
Stock-based compensation	—	—	4,090	—	—	—	4,090
Issuance of common stock under Equity Incentive Plans	1,598	2	160	—	—	—	162
Repurchase of common stock	—	—	—	—	—	(887)	(887)
Net loss	—	—	—	(56,863)	—	—	(56,863)
Unrealized gain on investments	—	—	—	—	3	—	3
Balance at June 30, 2014	515,947	$516	$1,179,358	$(1,060,821)	$5	$(2,390)	$116,668

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(56,863)	$(55,054)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	1,198	1,618
Impairment of fixed assets	242	—
Increase in fair value of Symphony Icon, Inc. purchase liability	1,590	1,741
Stock-based compensation	4,090	3,978
Gain on disposal of property and equipment	(733)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	509	364
Increase in prepaid expenses and other current assets	(2,706)	(335)
Decrease in other assets	51	44
Increase in accounts payable and other liabilities	2,692	2,251
Decrease in deferred revenue	(44)	(10)
Net cash used in operating activities	(49,974)	(45,403)
Cash flows from investing activities:
Purchases of property and equipment	(39)	(1,238)
Proceeds from disposal of property and equipment	1,517	102
Purchases of investments	(20,651)	(80,954)
Maturities of investments	60,964	121,623
Net cash provided by investing activities	41,791	39,533
Cash flows from financing activities:
Proceeds from issuance of common stock	162	347
Repurchase of common stock	(887)	(873)
Repayment of debt borrowings	(839)	(773)
Other financing activities	(27)	—
Net cash used in financing activities	(1,591)	(1,299)
Net decrease in cash and cash equivalents	(9,774)	(7,169)
Cash and cash equivalents at beginning of period	37,499	30,423
Cash and cash equivalents at end of period	$27,725	$23,254

Supplemental disclosure of cash flow information:
Cash paid for interest	$896	$962

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on investments	$3	$8

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

3.      Stock-Based Compensation

The Company recorded $1.8 million and $1.9 million of stock-based compensation expense for the three months ended June 30, 2014 and 2013, respectively, and $4.1 million and $4.0 million of stock-based compensation expense for the six months ended June 30, 2014 and 2013, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2014 and 2013:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2014:
Employees	66%	1.1%	4	—%
Officers and non-employee directors	80%	2.3%	8	—%
June 30, 2013:
Employees	90%	0.8%	5	—%
Officers and non-employee directors	81%	1.6%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2013	23,306	$2.42
Granted	3,401	1.71
Exercised	(111)	1.47
Expired	(1,867)	4.41
Forfeited	(322)	2.03
Outstanding at June 30, 2014	24,407	2.17
Exercisable at June 30, 2014	17,397	$2.30

During the six months ended June 30, 2014, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2013	4,242	$1.93
Granted	1,604	1.72
Vested	(1,384)	1.90
Forfeited	(985)	1.94
Nonvested at June 30, 2014	3,477	$1.84
During the six months ended June 30, 2014, Lexicon granted its non-employee directors 102,560 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $1.56 per share and vested immediately.

4.      Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue with Contracts with Customers”, which amends FASB ASC Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Management is currently evaluating the impact of this pronouncement on Lexicon’s consolidated financial statements.

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2014 and December 31, 2013 are as follows:

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$27,725	$—	$—	$27,725
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	50,762	5	—	50,767
Total short-term investments	$51,314	$5	$—	$51,319
Total cash and cash equivalents and investments	$79,039	$5	$—	$79,044

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$37,499	$—	$—	$37,499
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	91,075	3	(1)	91,077
Total short-term investments	$91,627	$3	$(1)	$91,629
Total cash and cash equivalents and investments	$129,126	$3	$(1)	$129,128

There were no realized gains or losses for the six months ended June 30, 2014, and no realized gains or losses for the six months ended June 30, 2013. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of June 30, 2014 and December 31, 2013.

	Assets and Liabilities at Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$27,725	$—	$—	$27,725
Short-term investments	50,767	552	—	51,319
Total cash and cash equivalents and investments	$78,492	$552	$—	$79,044
Liabilities
Other long-term liabilities	$—	$—	$29,300	$29,300
Total liabilities	$—	$—	$29,300	$29,300

	Assets and Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$37,499	$—	$—	$37,499
Short-term investments	91,077	552	—	91,629
Total cash and cash equivalents and investments	$128,576	$552	$—	$129,128
Liabilities
Other long-term liabilities	$—	$—	$27,710	$27,710
Total liabilities	$—	$—	$27,710	$27,710

The Company’s Level 3 liabilities, which consists of our Symphony Icon purchase consideration liability, is estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the six months ended June 30, 2014 and 2013.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2013	$27,710
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,590
Balance at June 30, 2014	$29,300

Balance at December 31, 2012	$29,920
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,741
Balance at June 30, 2013	$31,661
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

7.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $21.0 million as of June 30, 2014. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

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

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through June 30, 2014, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the six months ended June 30, 2014 and 2013, the fair value of the Symphony Icon purchase consideration liability increased by $1.6 million and $1.7 million, respectively.

9.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2018.  Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $4.3 million as of June 30, 2014. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of June 30, 2014 and December 31, 2013, respectively. Additionally, Lexicon leases certain equipment under operating leases.

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
11. Restructuring Charges

In January 2014, Lexicon’s board of directors committed to narrow its strategic initiatives and focus resources on its late-stage drug development programs, principally LX4211 for diabetes and telotristat etiprate (LX1032) for carcinoid syndrome, in preparation for the transition to commercialization. The decision will result in a workforce reduction of approximately 125 employees, primarily in research, discovery and support positions, representing approximately 50% of the Company’s total workforce. The Company completed the majority of the workforce reduction by the end of the second quarter of 2014.

The Company currently expects that the total charges associated with the restructuring which will result in cash expenditures will be approximately $5.7 million to $6.0 million (which includes charges for severance of approximately $5.4 million and other restructuring costs of approximately $0.3 million to $0.6 million), of which $5.4 million was incurred through June 30, 2014. Of this charge, $4.8 million was recorded in research and development expense and $0.6 million was recorded in general and administrative expense in the accompany consolidated statement of comprehensive loss for the six months ended June 30, 2014. In addition, the Company recorded stock-based compensation expense on the acceleration of vesting relating to the restructuring of $0.1 million in the six months ended June 30, 2014. Future payments of restructuring charges, which have been recorded in accrued liabilities in the accompanying consolidated balance sheet, were $1.6 million as of June 30, 2014.

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

Since our inception, we have incurred significant losses and, as of June 30, 2014, we had an accumulated deficit of $1.1 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$0.7	$0.2	$1.0	$0.6
Dollar increase	$0.5		$0.4
Percentage increase	216%		66%

•
Collaborative research – Revenue from collaborative research for the three months ended June 30, 2014 increased from $0.2 million to $0.6 million, and for the six months ended June 30, 2014 increased from $0.5 million to $0.8 million, primarily due to revenues recognized from a collaboration with a non-profit institute supporting the Phase 2 development of LX4211 in type 1 diabetes and increased revenues from other functional genomics.

•	Subscription and license fees – Revenue from subscriptions and license fees for the six months ended June 30, 2014 increased from $0.1 million to $0.2 million.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total research and development expense	$21.2	$23.7	$45.1	$44.0
Dollar increase (decrease)	$(2.5)		$1.1
Percentage increase (decrease)	(11)%		3%
Research and development expenses consist primarily of third-party and other services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense, and laboratory supplies costs.

•
Third-party and other services – Third-party and other services for the three months ended June 30, 2014 increased from $11.5 million to $11.6 million, as compared to the corresponding period in 2013. Third-party and other services for the six months ended June 30, 2014 increased 12% to $21.0 million, as compared to the corresponding period in 2013, primarily due to increases in external clinical and preclinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended June 30, 2014 decreased 21% to $5.5 million, as compared to the corresponding period in 2013, primarily due to reductions in our personnel in 2014, partially offset by increased severance costs as a result of those reductions (see Note 11, Restructuring Charges, of the Notes to Consolidated Financial Statements, for more information). Personnel costs for the six months ended June 30, 2014 increased 6% to $15.2 million, as compared to the corresponding period in 2013, primarily due to increased severance costs as a result of reductions in personnel in 2014. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2014 decreased 12% to $1.9 million, and for the six months ended June 30, 2014 decreased 8% to $4.0 million, as compared to the corresponding periods in 2013, primarily due to reductions in depreciation expense.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2014 decreased 8% to $0.9 million, and for the six months ended June 30, 2014 was $2.4 million, consistent with the corresponding period in 2013.

•	Laboratory supplies – Laboratory supplies expense for the three months ended June 30, 2014 decreased 93% to
$0.1 million, and for the six months ended June 30, 2014 decreased 88% to $0.2 million, as compared to the corresponding periods in 2013, primarily due to reductions in research activities.

•
Other – Other costs for the three months ended June 30, 2014 increased 20% to $1.2 million, and for the six months ended June 30, 2014 decreased 7% to $2.3 million, as compared to the corresponding periods in 2013.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $0.4 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and was $1.6 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively (see Note 8, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total general and administrative expense	$5.2	$4.7	$10.8	$9.0
Dollar increase	$0.5		$1.8
Percentage increase	10%		20%
General and administrative expenses consist primarily of salaries and other personnel-related expenses, professional fees such as legal and consulting fees, stock-based compensation expenses, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended June 30, 2014 increased 14% to $2.6 million, and for the six months ended June 30, 2014 increased 29% to $5.6 million, as compared to the corresponding periods in 2013, primarily due to increased severance costs as a result of reductions in personnel in 2014 (see Note 11, Restructuring Charges, of the Notes to Consolidated Financial Statements, for more information). Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional fees – Professional fees for the three months ended June 30, 2014 were $0.8 million, consistent with the corresponding period in 2013. Professional fees for the six months ended June 30, 2014 increased 32% to

$1.9 million, as compared to the corresponding period in 2013, primarily due to increased consulting costs in preparation for commercialization.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2014 increased 6% to $0.9 million, as compared to the corresponding period in 2013. Stock-based compensation expense for the six months ended June 30, 2014 increased 4% to $1.7 million, as compared to the corresponding period in 2013.

•	Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2014 were
$0.4 million, consistent with the corresponding period in 2013. Facilities and equipment costs for the six months ended June 30, 2014 increased 2% to $0.9 million, as compared to the corresponding period in 2013.

•	Other – Other costs for the three months ended June 30, 2014 were $0.4 million, and for the six months ended June 30, 2014 was $0.7 million, consistent with the corresponding periods in 2013.

Interest Income and Interest Expense

Interest Income.  Interest income for the three months ended June 30, 2014 and 2013 was $4,000 and $44,000, respectively, and for the six months ended June 30, 2014 and 2013 was $12,000 and $97,000, respectively.

Interest Expense.  Interest expense for the three months ended June 30, 2014 was $0.5 million, consistent with the corresponding period in 2013. Interest expense for the six months ended June 30, 2014 and 2013 was $0.9 million and $1.0 million, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share

Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss decreased to $26.0 million in the three months ended June 30, 2014 from $29.1 million in the corresponding period in 2013. Consolidated net loss per common share decreased to $0.05 in the three months ended June 30, 2014 from $0.06 in the corresponding period in 2013. Consolidated net loss increased to $56.9 million in the six months ended June 30, 2014 from $55.1 million in the corresponding period in 2013. Consolidated net loss per common share was $0.11 in the six months ended June 30, 2014, consistent with the corresponding period in 2013.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through June 30, 2014, we had received net proceeds of $987.1 million from issuances of common and preferred stock. In addition, from our inception through June 30, 2014, we received $458.7 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $445.7 million had been recognized as revenues through June 30, 2014.
As of June 30, 2014, we had $79.0 million in cash, cash equivalents and investments. As of December 31, 2013, we had $129.1 million in cash, cash equivalents and investments. We used cash of $50.0 million in operations in the six months ended June 30, 2014. This consisted primarily of the consolidated net loss for the period of $56.9 million, partially offset by non-cash charges of $4.1 million related to stock-based compensation expense, $1.6 million related to the increase in fair value of the Symphony Icon purchase liability and $1.2 million related to depreciation expense. Investing activities provided cash of $41.8 million in the six months ended June 30, 2014, primarily due to net maturities of investments of $40.3 million and proceeds from disposal of property and equipment of $1.5 million. Financing activities used cash of $1.6 million primarily due to repurchase of common stock of $0.9 million and repayment of debt borrowings of $0.8 million.
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

Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $21.0 million as of June 30, 2014.
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
Our future capital requirements will be substantial and will depend on many factors, including our ability to obtain drug discovery and development collaborations and other collaborations and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from drug discovery and development collaborations, other collaborations and technology licenses and other sources will be sufficient to fund our operations for at least the next 12 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Although we have previously been successful in obtaining financing through our equity securities offerings, we may not be able to do so in the future. If we are not able to secure adequate additional financings we may be forced to make reductions in spending and/or liquidate assets where possible. Any of these actions could harm our business and our results of operations.
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

We had approximately $79.0 million in cash and cash equivalents and short-term investments as of June 30, 2014. We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from drug discovery and development collaborations, other collaborations and technology licenses and other sources will be sufficient to fund our operations for at least the next 12 months.
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

Lexicon Pharmaceuticals, Inc.

Date:	August 7, 2014	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	August 7, 2014	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document