Form 10-Q
period 2014-09-30
LEXICON PHARMACEUTICALS, INC./DE
filed 2014-11-06
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

As of November 4, 2014, 514,834,527 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo are registered trademarks of Lexicon Pharmaceuticals, Inc.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$26,775	$37,499
Short-term investments, including restricted investments of $430	31,094	91,629
Accounts receivable, net of allowances of $35	165	790
Assets held for sale	23,849	—
Prepaid expenses and other current assets	5,937	4,636
Total current assets	87,820	134,554
Property and equipment, net of accumulated depreciation and amortization of $48,743 and $81,945, respectively	1,494	41,362
Goodwill	44,543	44,543
Other intangible assets	53,557	53,557
Other assets	108	144
Total assets	$187,522	$274,160
Liabilities and Equity
Current liabilities:
Accounts payable	$9,741	$9,715
Accrued liabilities	13,134	7,674
Current portion of deferred revenue	785	195
Current portion of long-term debt	20,609	1,710
Total current liabilities	44,269	19,294
Deferred revenue, net of current portion	12,679	13,405
Long-term debt	—	20,167
Deferred tax liabilities	18,745	18,745
Other long-term liabilities	34,005	32,386
Total liabilities	109,698	103,997
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 516,116 and 514,349 shares issued, respectively	516	514
Additional paid-in capital	1,181,015	1,175,108
Accumulated deficit	(1,101,319)	(1,003,958)
Accumulated other comprehensive gain	2	2
Treasury stock, at cost, 1,281 and 814 shares, respectively	(2,390)	(1,503)
Total equity	77,824	170,163
Total liabilities and equity	$187,522	$274,160

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Collaborative research	$312	$238	$1,111	$733
Subscription and license fees	107	—	261	79
Total revenues	419	238	1,372	812
Operating expenses:
Research and development, including stock-based compensation of $797, $1,027, $3,195 and $3,379, respectively	24,108	25,400	69,248	69,419
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	(1,072)	1,338	518	3,079
General and administrative, including stock-based compensation of $697, $723, $2,389 and $2,349, respectively	4,617	4,716	15,423	13,709
Impairment loss on buildings	13,102	—	13,102	—
Total operating expenses	40,755	31,454	98,291	86,207
Loss from operations	(40,336)	(31,216)	(96,919)	(85,395)
Interest income	5	39	17	136
Interest expense	(449)	(492)	(1,361)	(1,494)
Other income, net	282	11	902	41
Consolidated net loss	$(40,498)	$(31,658)	$(97,361)	$(86,712)
Consolidated net loss per common share, basic and diluted	$(0.08)	$(0.06)	$(0.19)	$(0.17)
Shares used in computing consolidated net loss per common share, basic and diluted	514,796	513,419	514,461	512,980

Other comprehensive loss:
Unrealized gain (loss) on investments	(3)	7	—	15
Comprehensive loss	$(40,501)	$(31,651)	$(97,361)	$(86,697)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain	Treasury Stock	Total
Balance at December 31, 2012	512,375	$512	$1,166,605	$(899,832)	$23	$(630)	$266,678
Stock-based compensation	—	—	5,728	—	—	—	5,728
Issuance of common stock under Equity Incentive Plans	1,900	2	872	—	—	—	874
Repurchase of common stock	—	—	—	—	—	(873)	(873)
Net loss	—	—	—	(86,712)	—	—	(86,712)
Unrealized gain on investments	—	—	—	—	15	—	15
Balance at September 30, 3013	514,275	$514	$1,173,205	$(986,544)	$38	$(1,503)	$185,710

Balance at December 31, 2013	514,349	$514	$1,175,108	$(1,003,958)	$2	$(1,503)	$170,163
Stock-based compensation	—	—	5,584	—	—	—	5,584
Issuance of common stock under Equity Incentive Plans	1,767	2	323	—	—	—	325
Repurchase of common stock	—	—	—	—	—	(887)	(887)
Net loss	—	—	—	(97,361)	—	—	(97,361)
Balance at September 30, 2014	516,116	$516	$1,181,015	$(1,101,319)	$2	$(2,390)	$77,824

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(97,361)	$(86,712)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	1,724	2,194
Impairment of fixed assets	13,344	—
Increase in fair value of Symphony Icon, Inc. purchase liability	518	3,079
Stock-based compensation	5,584	5,728
Gain on disposal of property and equipment	(811)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	625	483
Increase in prepaid expenses and other current assets	(1,301)	(908)
Decrease in other assets	63	62
Increase in accounts payable and other liabilities	6,587	6,684
Increase (decrease) in deferred revenue	(136)	52
Net cash used in operating activities	(71,164)	(69,338)
Cash flows from investing activities:
Purchases of property and equipment	(46)	(1,506)
Proceeds from disposal of property and equipment	1,808	108
Purchases of investments	(20,651)	(80,954)
Maturities of investments	81,186	142,125
Net cash provided by investing activities	62,297	59,773
Cash flows from financing activities:
Proceeds from issuance of common stock	325	874
Repurchase of common stock	(887)	(873)
Repayment of debt borrowings	(1,268)	(1,167)
Other financing activities	(27)	(111)
Net cash used in financing activities	(1,857)	(1,277)
Net decrease in cash and cash equivalents	(10,724)	(10,842)
Cash and cash equivalents at beginning of period	37,499	30,423
Cash and cash equivalents at end of period	$26,775	$19,581

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,355	$1,437

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on investments	$—	$15

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

3.      Stock-Based Compensation

The Company recorded $1.5 million and $1.8 million of stock-based compensation expense for the three months ended September 30, 2014 and 2013, respectively, and $5.6 million and $5.7 million of stock-based compensation expense for the nine months ended September 30, 2014 and 2013, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2014 and 2013:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2014:
Employees	66%	1.2%	4	—%
Officers and non-employee directors	80%	2.3%	8	—%
September 30, 2013:
Employees	85%	0.9%	5	—%
Officers and non-employee directors	81%	1.6%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2013	23,306	$2.42
Granted	4,287	1.70
Exercised	(223)	1.46
Expired	(2,411)	3.97
Forfeited	(646)	1.97
Outstanding at September 30, 2014	24,313	2.16
Exercisable at September 30, 2014	17,311	$2.29

During the nine months ended September 30, 2014, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2013	4,242	$1.93
Granted	1,604	1.72
Vested	(1,384)	1.90
Forfeited	(1,300)	1.92
Nonvested at September 30, 2014	3,162	$1.84
During the nine months ended September 30, 2014, Lexicon granted its non-employee directors 102,560 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $1.56 per share and vested immediately. During the nine months ended September 30, 2014, Lexicon granted a consultant 57,400 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $1.60 per share and vested immediately.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on Lexicon’s consolidated financial statements.

5.      Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2014 and December 31, 2013 are as follows:

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$26,775	$—	$—	$26,775
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	30,540	2	—	30,542
Total short-term investments	$31,092	$2	$—	$31,094
Total cash and cash equivalents and investments	$57,867	$2	$—	$57,869

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$37,499	$—	$—	$37,499
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	91,075	3	(1)	91,077
Total short-term investments	$91,627	$3	$(1)	$91,629
Total cash and cash equivalents and investments	$129,126	$3	$(1)	$129,128

There were no realized gains or losses for the nine months ended September 30, 2014, and no realized gains or losses for the nine months ended September 30, 2013. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of September 30, 2014 and December 31, 2013.

	Assets and Liabilities at Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$26,775	$—	$—	$26,775
Short-term investments	30,542	552	—	31,094
Total cash and cash equivalents and investments	$57,317	$552	$—	$57,869
Liabilities
Other long-term liabilities	$—	$—	$28,228	$28,228
Total liabilities	$—	$—	$28,228	$28,228

	Assets and Liabilities at Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$37,499	$—	$—	$37,499
Short-term investments	91,077	552	—	91,629
Total cash and cash equivalents and investments	$128,576	$552	$—	$129,128
Liabilities
Other long-term liabilities	$—	$—	$27,710	$27,710
Total liabilities	$—	$—	$27,710	$27,710

The Company’s Level 3 liabilities, which consists of the Symphony Icon purchase consideration liability, is estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the nine months ended September 30, 2014 and 2013.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2013	$27,710
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	518
Balance at September 30, 2014	$28,228

Balance at December 31, 2012	$29,920
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	3,079
Balance at September 30, 2013	$32,999
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. The Company’s buildings and land, which have been classified as assets held for sale (see Note 7, Assets Held for Sale), are measured using Level 2 inputs, based on sale transactions of similar assets, less estimated costs to sell. The Company has executed a letter of intent that supports the estimated selling price, and expects to close the transaction contemplated by this letter of intent within the next year. The Company’s other assets that are subject to measurement at fair value on a non-recurring basis include goodwill associated with the acquisitions of Coelacanth Corporation in 2001 and Symphony Icon in 2010 and intangible assets associated with the acquisition of Symphony Icon in 2010. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.

7.      Assets Held for Sale

Lexicon’s buildings and land have been reclassified as assets held for sale on the consolidated balance sheet as of September 30, 2014. The Company estimated the fair value of the net assets to be sold at approximately $23.8 million as of September 30, 2014, which represents estimated selling price less costs to sell. This resulted in an impairment loss on the assets held for sale of $13.1 million in the nine months ended September 30, 2014, which was recorded in impairment loss on buildings in the accompanying consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014.

8.      Debt Obligations

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $20.6 million as of September 30, 2014. This entire balance has been classified as current liabilities on the accompanying consolidated balance sheet as of September 30, 2014 as management intends to repay the mortgage when the assets that serve as collateral for the mortgage loan are sold. These assets have been reclassified to assets held for sale as of September 30, 2014, as discussed in Note 7, Assets Held for Sale. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan is estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rate.

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

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through September 30, 2014, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the nine months ended September 30, 2014 and 2013, the fair value of the Symphony Icon purchase consideration liability increased by $0.5 million and $3.1 million, respectively.

10.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an agreement which expires in June 2018.  Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease.  The maximum potential amount of future payments the Company could be required to make under this agreement is $4.0 million as of September 30, 2014. The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of September 30, 2014 and December 31, 2013, respectively. Additionally, Lexicon leases certain equipment under operating leases.

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
12. Restructuring Charges

In January 2014, Lexicon’s board of directors committed to narrow its strategic initiatives and focus resources on its late-stage drug development programs, principally LX4211 for diabetes and telotristat etiprate (LX1032) for carcinoid syndrome, in preparation for the transition to commercialization. The decision resulted in a workforce reduction of approximately 125 employees, primarily in research, discovery and support positions, representing approximately 50% of the Company’s total workforce. The Company completed the majority of the workforce reduction by the end of the second quarter of 2014.

The Company currently expects that the total charges associated with the restructuring which will result in cash expenditures will be approximately $5.7 million (which includes charges for severance of approximately $5.3 million and other restructuring costs of approximately $0.4 million), of which $5.6 million was incurred through September 30, 2014. Of this charge, $4.9 million was recorded in research and development expense and $0.7 million was recorded in general and administrative expense in the accompanying consolidated statement of comprehensive loss for the nine months ended September 30, 2014. In addition, the Company recorded stock-based compensation expense on the acceleration of vesting relating to the restructuring of $0.1 million in the nine months ended September 30, 2014. Future payments of restructuring charges, which have been recorded in accrued liabilities in the accompanying consolidated balance sheet, were $0.4 million as of September 30, 2014.

13. Subsequent Events

On October 21, 2014, Lexicon entered into a License and Collaboration Agreement (the “Agreement”) with Ipsen Pharma SAS (“Ipsen”) for the development and commercialization of Lexicon’s drug candidate LX1032 (telotristat etiprate) outside of the United States, Canada and Japan (the “Licensed Territory”).

Under the Agreement, the Company granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize LX1032 in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize LX1032 in the Licensed Territory pursuant to a mutually approved commercialization plan.
Subject to certain exceptions, the Company will be responsible for conducting clinical trials required to obtain regulatory approval for LX1032 for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of LX1032. The Company is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials.
Under the Agreement, Ipsen will pay the Company an upfront payment of $23 million. In addition, the Company is eligible to receive from Ipsen (a) up to an aggregate of approximately $30 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. The Company is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of LX1032 in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of LX1032. The Company’s receipt of these payments under the Agreement will trigger its obligation to make certain contingent payments to Holdings pursuant to the Company’s prior arrangement with Holdings for the financing of the clinical development of LX1032 (see Note 9, Arrangements with Symphony Icon, Inc., for more information).
Lexicon and Ipsen will enter into a commercial supply agreement pursuant to which the Company will supply Ipsen’s commercial requirements of LX1032, and Ipsen will pay an agreed upon transfer price for such commercial supply.

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

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries, and we are pursuing the same strategy for our drug candidates in clinical development. Consistent with this approach, we seek to retain exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally and to collaborate with other pharmaceutical and biotechnology companies with respect to the development and commercialization of drug candidates from other programs, particularly when the collaboration may provide us with access to expertise and resources that we do not possess internally or are complementary to our own. We also seek to collaborate with other pharmaceutical and biotechnology companies, research institutes and academic institutions to capitalize on our drug target discoveries.

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

Since our inception, we have incurred significant losses and, as of September 30, 2014, we had an accumulated deficit of $1.1 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our preclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$0.4	$0.2	$1.4	$0.8
Dollar increase	$0.2		$0.6
Percentage increase	76%		69%

•
Collaborative research – Revenue from collaborative research for the three months ended September 30, 2014 increased from $0.2 million to $0.3 million, and for the nine months ended September 30, 2014 increased from $0.7 million to $1.1 million, primarily due to revenues recognized from collaborations with non-profit institutes supporting the Phase 2 development of LX4211 in type 1 diabetes.

•
Subscription and license fees – Revenue from subscriptions and license fees for the three months ended September 30, 2014 increased to $0.1 million, and for the nine months ended September 30, 2014 increased from $0.1 million to $0.3 million, primarily due to increases in technology license fees.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total research and development expense	$24.1	$25.4	$69.2	$69.4
Dollar decrease	$(1.3)		$(0.2)
Percentage decrease	(5)%		—%
Research and development expenses consist primarily of third-party and other services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense, and laboratory supplies costs.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2014 increased 22% to $16.4 million, and for the nine months ended September 30, 2014 increased 17% to $37.4 million as compared to the corresponding periods in 2013, primarily due to increases in external clinical and preclinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended September 30, 2014 decreased 37% to $4.1 million, and for the nine months ended September 30, 2014 decreased 7% to $19.3 million, as compared to the corresponding periods in 2013, primarily due to reductions in our personnel in 2014, partially offset by increased severance costs as a result of those reductions (see Note 12, Restructuring Charges, of the Notes to Consolidated Financial Statements, for more information). Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2014 decreased 26% to $1.6 million, and for the nine months ended September 30, 2014 decreased 14% to $5.6 million, as compared to the corresponding periods in 2013, primarily due to reductions in laboratory equipment costs and reductions in depreciation expense.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2014 decreased 22% to $0.8 million, and for the nine months ended September 30, 2014 decreased 5% to $3.2 million, as compared to the corresponding periods in 2013.

•
Laboratory supplies – Laboratory supplies expense for the three months ended September 30, 2014 decreased 96% to $34,000, and for the nine months ended September 30, 2014 decreased 90% to $0.3 million, as compared to the corresponding periods in 2013, primarily due to reductions in research activities.

•
Other – Other costs for the three months ended September 30, 2014 decreased 16% to $1.1 million, and for the nine months ended September 30, 2014 decreased 10% to $3.4 million, as compared to the corresponding periods in 2013.

Increase in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability decreased by $1.1 million for the three months ended September 30, 2014 and increased by $1.3 million for the three months ended September 30, 2013. The increase in fair value of the Symphony Icon purchase liability was $0.5 million and $3.1 million for the nine months ended September 30, 2014 and 2013, respectively (see Note 9, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information). The decrease in the three months ended September 30, 2014 was primarily attributable to a reduction in the liability associated with our telotristat etiprate (LX1032) development program in carcinoid syndrome.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total general and administrative expense	$4.6	$4.7	$15.4	$13.7
Dollar increase (decrease)	$(0.1)		$1.7
Percentage increase (decrease)	(2)%		13%
General and administrative expenses consist primarily of salaries and other personnel-related expenses, professional fees such as legal and consulting fees, stock-based compensation expenses, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended September 30, 2014 was $2.1 million, consistent with the corresponding period in 2013, and for the nine months ended September 30, 2014 increased 19% to $7.7 million, as compared to the corresponding period in 2013, primarily due to increased severance costs as a result of reductions in personnel in 2014 (see Note 12, Restructuring Charges, of the Notes to Consolidated Financial Statements, for more information). Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional fees – Professional fees for the three months ended September 30, 2014 were $1.1 million, consistent with the corresponding period in 2013. Professional fees for the nine months ended September 30, 2014 increased 21% to $3.0 million, as compared to the corresponding period in 2013, primarily due to increased consulting costs in preparation for commercialization.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2014 was $0.7 million, consistent with the corresponding period in 2013. Stock-based compensation expense for the nine months ended September 30, 2014 increased 2% to $2.4 million, as compared to the corresponding period in 2013.

•	Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2014 was
$0.4 million, consistent with the corresponding period in 2013. Facilities and equipment costs for the nine months ended September 30, 2014 decreased four percent to $1.2 million, as compared to the corresponding period in 2013.

•
Other – Other costs for the three months ended September 30, 2014 decreased 13% to $0.3 million, and for the nine months ended September 30, 2014 decreased 3% to $1.0 million, as compared to the corresponding periods in 2013.

Impairment Loss on Buildings

In September 2014, Lexicon determined its buildings and land should be classified as assets held for sale on its consolidated balance sheet. The Company recognized an impairment loss on its buildings of $13.1 million for the three and nine months ended September 30, 2014, as a result of writing down the buildings to the estimated net selling price (see Note 7, Assets Held for Sale, of the Notes to Consolidated Financial Statements, for more information).

Interest Income and Interest Expense

Interest Income.  Interest income for the three months ended September 30, 2014 and 2013 was $5,000 and $39,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $17,000 and $136,000, respectively.

Interest Expense.  Interest expense for the three months ended September 30, 2014 and 2013 was $0.4 million and $0.5 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $1.4 million and $1.5 million, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share

Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $40.5 million in the three months ended September 30, 2014 from $31.7 million in the corresponding period in 2013. Consolidated net loss per common share increased to $0.08 in the three months ended September 30, 2014 from $0.06 in the corresponding period in 2013. Consolidated net loss increased to $97.4 million in the nine months ended September 30, 2014 from $86.7 million in the corresponding period in 2013. Consolidated net loss per common share increased to $0.19 in the nine months ended September 30, 2014 from $0.17 in the corresponding period in 2013.

Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing obtained under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through September 30, 2014, we had received net proceeds of $987.2 million from issuances of common and preferred stock. In addition, from our inception through September 30, 2014, we received $459.1 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $446.1 million had been recognized as revenues through September 30, 2014.
As of September 30, 2014, we had $57.9 million in cash, cash equivalents and investments. As of December 31, 2013, we had $129.1 million in cash, cash equivalents and investments. We used cash of $71.2 million in operations in the nine months ended September 30, 2014. This consisted primarily of the consolidated net loss for the period of $97.4 million, partially offset by non-cash charges of impairment of fixed assets of $13.3 million, a net decrease in other operating assets net of liabilities of $5.8 million, $5.6 million related to stock-based compensation expense and $1.7 million related to depreciation expense. Investing activities provided cash of $62.3 million in the nine months ended September 30, 2014, primarily due to net maturities of investments of $60.5 million and proceeds from disposal of property and equipment of $1.8 million. Financing activities used cash of $1.9 million primarily due to repayment of debt borrowings of $1.3 million and repurchase of common stock of $0.9 million.
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
Upon the recommendation of Symphony Icon’s development committee, which was comprised of an equal number of representatives from us and Symphony Icon, Symphony Icon’s board of directors had the right to require us to pay Symphony Icon up to $15 million for Symphony Icon’s use in the development of the programs in accordance with the specified development plan and related development budget. Symphony Icon’s board of directors requested that we pay Symphony Icon $9.3 million under the agreement, all of which was paid prior to the exercise of the purchase option in July 2010.
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

Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $20.6 million as of September 30, 2014. The buildings and land that serve as collateral for the mortgage have been classified as assets held for sale as of September 30, 2014, and management has reclassified all of the mortgage loan as current liabilities as the loan will be repaid upon sale of the buildings and land.
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

We had approximately $57.9 million in cash and cash equivalents and short-term investments as of September 30, 2014. Subsequent to September 30, 2014, we entered into a License and Collaboration Agreement with Ipsen Pharma SAS for the development and commercialization of our drug candidate LX1032 (telotristat etiprate) outside of the United States, Canada and Japan, which provides for Ipsen to pay us an upfront payment of $23 million (see Note 13, Subsequent Events, of the Notes to Consolidated Financial Statements, for more information). We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from drug discovery and development collaborations, other collaborations and technology licenses and other sources will be sufficient to fund our operations for at least the next 12 months.
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

Item 6.	Exhibits

Exhibit No.		Description
†10.1	—	License and Collaboration Agreement, dated October 21, 2014, with Ipsen Pharma SAS
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	November 6, 2014	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	November 6, 2014	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
†10.1	—	License and Collaboration Agreement, dated October 21, 2014, with Ipsen Pharma SAS
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.