Form 10-Q/A
period 2014-12-23
LEXICON PHARMACEUTICALS, INC.
filed 2014-12-23
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

As of December 22, 2014, 724,359,968 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE
We are filing this amendment to our Quarterly Report on Form 10-Q for the three months ended September 30, 2014 originally filed with the Securities and Exchange Commission on November 6, 2014, solely for the purpose of filing a revised version of Exhibit 10.1 to disclose certain information for which confidential treatment had been initially requested. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including Part II, Item 6 below. Except as specifically indicated herein, no other information included in our Quarterly Report on Form 10-Q for the three months ended September 30, 2014 is amended by this Form 10-Q/A.

Part II -- Other Information

Item 6.	Exhibits

Exhibit No.		Description
*†10.1	—	License and Collaboration Agreement, dated October 21, 2014, with Ipsen Pharma SAS
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document (filed as Exhibit 101.INS to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 and incorporated by reference herein).
101.SCH	—	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 and incorporated by reference herein).
101.CAL	—
XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 and incorporated by reference herein).

101.DEF	—
XBRL Taxonomy Extension Definition Linkbase Document (filed as Exhibit 101.DEF to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 and incorporated by reference herein).

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 and incorporated by reference herein).
101.PRE	—
XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2014 and incorporated by reference herein).

*	Filed herewith
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	December 23, 2014	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	December 23, 2014	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate Development and Chief Financial Officer