Form 10-K
period 2014-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2015-03-12
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (check one):  Large accelerated filer ☐   Accelerated filer  ☑ Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $368.0 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2014 of $1.61 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of March 9, 2015, 725,145,313 shares of common stock were outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2015 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

Item 1. Business

Overview

Lexicon Pharmaceuticals is a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates:

•
We are developing telotristat etiprate, or LX1032, an orally-delivered small molecule drug candidate, as a treatment for carcinoid syndrome. We have completed two Phase 2 clinical trials and are presently conducting a single pivotal Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients.

•
We are developing sotagliflozin, or LX4211, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have completed two Phase 2 clinical trials of sotagliflozin in type 2 diabetes patients and an additional clinical trial of sotagliflozin in type 2 diabetes patients with renal impairment. We have also completed a Phase 2 clinical trial of sotagliflozin in type 1 diabetes patients. We are initiating a Phase 2 clinical trial of sotagliflozin in a younger adult type 1 diabetes population in collaboration with JDRF. We are also initiating Phase 3 development of sotagliflozin in type 1 diabetes. We do not intend to continue development of sotagliflozin in type 2 diabetes unless we enter into a collaboration partnership.

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

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. We seek to retain exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally and to collaborate with other pharmaceutical and biotechnology companies with respect to the development and commercialization of drug candidates from other programs, particularly when the collaboration may provide us with access to expertise and resources that we do not possess internally or are complementary to our own.

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

Our Drug Development Programs

We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates, telotristat etiprate for carcinoid syndrome and sotagliflozin for type 1 and type 2 diabetes. We have also advanced a number of additional compounds into various stages of clinical and preclinical development.

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

We completed enrollment in March 2015 of a single pivotal Phase 3 clinical trial of telotristat etiprate evaluating the safety and tolerability of telotristat etiprate and its effect on symptoms associated with carcinoid syndrome. The trial enrolled 135 patients with inadequately controlled carcinoid syndrome on background somatostatin analog therapy in a randomized, double-blind, placebo-controlled study of 250mg three times daily and 500mg three times daily doses of telotristat etiprate over a 12-week treatment period, followed by a 36-week, open-label extension where all patients receive 500mg three times daily doses of telotristat etiprate. The primary efficacy endpoint under evaluation in the trial is the number of daily bowel movements, with secondary efficacy endpoints including changes in urinary 5-HIAA, the primary metabolite of serotonin and a biomarker for serotonin synthesis, flushing episodes, abdominal pain and quality of life measures. The Phase 3 program of telotristat etiprate also includes an additional companion study in carcinoid syndrome patients who do not meet certain of the inclusion criteria for the pivotal Phase 3 clinical trial.

We reported top-line data in October 2012 from an open-label Phase 2 clinical trial evaluating the safety and tolerability of telotristat etiprate and its effects on symptoms associated with carcinoid syndrome. The trial enrolled 15 patients with metastatic carcinoid syndrome who were refractory to or could not tolerate somatostatin analog therapy in an open-label study of ascending doses of 150mg, 250mg, 350mg and 500mg of telotristat etiprate, administered three times daily, for 14 days on each dose until reaching the maximal dose, which was then continued until the completion of 12 weeks of therapy. The primary efficacy endpoint under evaluation in the trial was the reduction of bowel movements from baseline to week 12, with secondary endpoints including relief of symptoms and reduction in serotonin synthesis. Top-line data from the study showed that patients experienced a 46.4% median reduction from baseline at week 12, with the number of daily bowel movements steadily decreasing over time. All observed changes from baseline were statistically significant at p<0.001. This change corresponded with an increased proportion of patients reporting adequate relief of their carcinoid symptoms, a global assessment which also improved over time, with 75% of the patients with data at week 12 reporting improvement. Clinically relevant decreases from baseline were likewise seen for a number of key secondary endpoints, including statistically significant improvements in stool consistency (p<0.001) and trends of reductions which did not achieve statistical significance in abdominal pain and the number of cutaneous flushing episodes. The median percentage reductions from baseline of urinary 5‑HIAA at weeks 8 and 12 were 68.3% and 72.7%, respectively (each, p<0.05). Telotristat etiprate was well tolerated in the study, with no dose-limiting toxicity observed. Three patients reported serious adverse events, none of which were related to telotristat etiprate, and no patient discontinued from the study due to an adverse event.

We reported top-line data in August 2011 from a Phase 2 clinical trial evaluating the safety and tolerability of telotristat etiprate and its effects on symptoms associated with carcinoid syndrome. The trial enrolled 23 patients with symptomatic carcinoid syndrome who were refractory to octreotride therapy in a double-blind, randomized, placebo-controlled study of 150mg, 250mg, 350mg and 500mg doses of telotristat etiprate, each administered three times daily over a 28-day treatment period in combination with octreotide therapy. The efficacy endpoints under evaluation in the trial included the number of daily bowel movements, stool form, urgency, a global assessment of symptoms associated with carcinoid syndrome, flushing episodes and an assessment of pain and discomfort. Top-line data from the trial showed evidence of efficacy across multiple endpoints, including improvements in bowel movement frequency, decreased levels of urinary 5‑HIAA and improvements in the assessment of pain and discomfort. Telotristat etiprate demonstrated a favorable safety profile in the trial, with no dose-limiting toxicity observed.  Adverse events were generally mild to moderate and similarly distributed across all groups, including the placebo group.

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

We have entered into a license and collaboration agreement with Ipsen Pharma SAS under which we granted Ipsen an exclusive, royalty-bearing right and license to commercialize telotristat etiprate outside of the United States, Canada and Japan.

Sotagliflozin (LX4211)

Sotagliflozin, or LX4211, is an orally-delivered small molecule compound that we are developing for the treatment of type 1 and type 2 diabetes mellitus. Sotagliflozin was internally generated by our medicinal chemists and inhibits both sodium-glucose cotransporter type 2, or SGLT2, a transporter responsible for most of the glucose reabsorption performed by the kidney, and sodium-glucose cotransporter type 1, or SGLT1, a transporter responsible for glucose and galactose absorption in the gastrointestinal tract, and to a lesser extent than SGLT2, glucose reabsorption in the kidney. Our scientists identified mice lacking SGLT1, SGLT2 or both as having potent anti-diabetic phenotypes across multiple measures of glucose control and metabolism, and found that compounds inhibiting both targets had a favorable preclinical profile relative to compounds selective for SGLT2.

Type 1 Diabetes. We reported top-line data in April 2014 from a Phase 2 clinical trial evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 1 diabetes. The Phase 2 trial enrolled 36 patients with type 1 diabetes. An initial cohort consisted of three patients treated with a 400 mg once daily dose of sotagliflozin for a period of four weeks. A subsequent cohort of 33 patients were enrolled in the randomized, double-blind, placebo-controlled portion of the study and were treated with a 400mg once daily dose of sotagliflozin or placebo for a period of four weeks. The primary efficacy endpoint under evaluation in the trial was reduction in bolus insulin use. Secondary endpoints included multiple parameters of glycemic control, basal and total insulin use and other metabolic, pharmacodynamic and pharmacokinetic parameters. Top-line data from the study showed that treatment with sotagliflozin demonstrated statistically significant benefits in the primary and multiple secondary endpoints. Patients treated with sotagliflozin experienced a reduction in their total daily mealtime bolus insulin dose of 32% compared to 6% for patients who received placebo (p=0.007). We also observed a significant improvement in glycemic control, with a mean hemoglobin A1c, or A1C, reduction of 0.55% in the sotagliflozin-treated group compared to a reduction of 0.06% in the placebo-treated group (p=0.002). These observations were also accompanied by significant improvement in the time spent in a glucose range of 70-180 mg/dl, a significant reduction in time in hyperglycemic range (>180 mg/dl) and no increase in hypoglycemia. Multiple measures also indicated that patients treated with sotagliflozin experienced reduced variability in blood glucose levels. Sotagliflozin was well tolerated with no discontinuations of study medication due to adverse events.

We are initiating a Phase 2 clinical trial of sotagliflozin in a younger adult type 1 diabetes population in collaboration with JDRF. We are also initiating Phase 3 development of sotagliflozin in type 1 diabetes, which is expected to include three Phase 3 studies, including two pivotal Phase 3 studies. Each of the pivotal Phase 3 studies are 24-week, placebo controlled studies of approximately 750 patients, which will be followed by 28-week extensions. Two dose levels of sotagliflozin, 200mg and 400mg once daily, will be tested along with placebo. The primary efficacy endpoint under evaluation will be reduction of A1C versus placebo on optimized insulin treatment at 24 weeks, with secondary endpoints including percentage of patients achieving A1C levels of less than 7%, reduction in meal-time, or bolus, insulin use and weight loss. The third Phase 3 study is expected to enroll approximately 1,400 patients and involve a glycemic control primary endpoint and an evaluation of safety. We also plan to conduct a dose-ranging study of sotagliflozin in patients with type 1 diabetes concurrently with our planned Phase 3 studies.

Type 2 Diabetes. We reported top-line data in June 2012 from a Phase 2b clinical trial evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 2 diabetes. The Phase 2b trial enrolled 299 patients with type 2 diabetes who were not adequately controlled on metformin monotherapy in a double-blind, randomized, placebo-controlled study of 75mg once daily, 200mg once daily, 200mg twice daily and 400mg once daily doses of sotagliflozin, each administered in combination with standard metformin therapy over a 12‑week treatment period. The primary efficacy endpoint under evaluation in the trial was the change in A1C from baseline to week 12. Secondary efficacy endpoints included percentage of patients achieving A1C levels of less than 7%, as well as changes in fasting plasma glucose levels, weight, blood pressure and triglyceride levels. Top-line data from the study showed that treatment with sotagliflozin demonstrated statistically significant benefits in the primary and multiple secondary endpoints. Patients in each of the 75mg once daily, 200mg once daily, 200mg twice daily and 400mg once daily sotagliflozin treatment arms had mean A1C reductions from baseline of 0.43, 0.52, 0.79 and 0.95 percent, respectively (p<0.001 for all treatment arms), while in patients randomized to placebo, A1C decreased by 0.09 percent. We also observed that patients treated with sotagliflozin showed significant reductions in body weight and blood pressure. Sotagliflozin was well tolerated and adverse events were generally mild to moderate, with the overall incidence of adverse events with sotagliflozin being similar to placebo.

We reported top-line data in October 2013 from a clinical trial evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 2 diabetes in patients with moderate renal impairment. The clinical trial enrolled 30 patients with type 2 diabetes and moderate to severe renal impairment in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of sotagliflozin over a seven-day treatment period. The primary efficacy endpoint under evaluation in the trial was the change in postprandial glucose from baseline to day seven, with secondary endpoints including a variety of glycemic control parameters. Top-line data from the study showed that treatment with sotagliflozin provided clinically meaningful and statistically significant reductions (p<0.05) in post-prandial glucose and produced significant elevations in GLP-1, a hormone involved in control of glucose and appetite. Sotagliflozin was well tolerated and adverse events were generally mild to moderate, with the overall incidence of adverse events with sotagliflozin being similar to placebo.

We previously completed a Phase 2a clinical trial in type 2 diabetes patients, in which sotagliflozin provided improvements in glycemic control, demonstrated statistically significant benefits in the primary and multiple secondary efficacy endpoints and demonstrated a favorable safety profile.

We do not intend to continue development of sotagliflozin in type 2 diabetes unless we enter into a collaboration partnership.

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

We previously completed a Phase 2 clinical trial in patients suffering from diarrhea-predominant irritable bowel syndrome in which all treatment groups, including placebo, showed significant improvements in the primary efficacy endpoint over time. Such improvements in patients treated with LX1033 were not statistically significant relative to those treated with placebo, but LX1033 reduced the production of plasma 5‑HIAA significantly more than placebo, with the greatest reductions observed in patients treated with 500mg of LX1033 three times daily. LX1033 was well tolerated and adverse events were evenly distributed among all LX1033 and placebo treatment groups.

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

Strategic Collaborations

Ipsen. We entered into a license and collaboration agreement with Ipsen Pharma SAS in October 2014 under which we granted Ipsen an exclusive, royalty-bearing right and license to commercialize telotristat etiprate outside of the United States, Canada and Japan. We received a $23 million upfront payment under the agreement and we are eligible to receive up to approximately $30 million upon the achievement of specified regulatory and commercial launch milestones and up to €72 million upon the achievement of specified sales milestones. We are also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat etiprate in the licensed territory, subject to a credit for Ipsen’s payments to us for the manufacture and supply of such units of telotristat etiprate. Our receipt of these payments from Ipsen will trigger our obligation to make certain contingent payments to Symphony Icon Holdings LLC, or Holdings, pursuant to our prior arrangement with Holdings for the financing of the clinical development of telotristat etiprate.

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

Our Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Lonnel Coats	50	President and Chief Executive Officer and Director
Pablo Lapuerta, M.D.	51	Executive Vice President and Chief Medical Officer
Alan J. Main, Ph.D.	61	Executive Vice President, CMC and Supply Operations
Jeffrey L. Wade, J.D.	50	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer
John P. Northcott	37	Vice President of Marketing, Commercial Strategy and Operations
James F. Tessmer	55	Vice President, Finance and Accounting

Lonnel Coats has been our president and chief executive officer and a director since July 2014. From 1996 through June 2014, Mr. Coats served in a series of leadership positions at Eisai Inc. and Eisai Corporation of North America, most recently as chief executive officer from 2010 to June 2014 and president and chief operating officer from 2004 to 2010. Prior to joining Eisai, Mr. Coats spent eight years with Janssen Pharmaceuticals, Inc., a division of Johnson & Johnson, where he held a variety of management and sales positions. Mr. Coats received his B.P.A. from Oakland University.
Pablo Lapuerta, M.D. has been our executive vice president and chief medical officer since February 2015. Dr. Lapuerta served as our executive vice president, safety, pharmacovigilance and medical affairs and chief medical officer from August 2014 until February 2015 and was our executive vice president, clinical development and chief medical officer from February 2013 until August 2014 and senior vice president, clinical development and chief medical officer from 2011 until February 2013. From 2009 through 2010, Dr. Lapuerta served as vice president at Bristol-Myers Squibb Company with responsibility for global development of an Alzheimer’s disease drug candidate. From 2007 through 2009, Dr. Lapuerta was senior vice president, clinical strategy and chief medical officer of Cogentus Pharmaceuticals, Inc. and prior to that served in a variety of clinical development leadership roles at Bristol-Myers Squibb, where he worked for 11 years before joining Cogentus. He holds a B.A. in biology from Harvard College and an M.D. from Harvard Medical School.

Alan J. Main, Ph.D. has been our executive vice president, CMC and supply operations since February 2015. Dr. Main served as our executive vice president of pharmaceutical research from 2007 until February 2015 and was our senior vice president, Lexicon Pharmaceuticals from 2001 to 2007.  Dr. Main was president and chief executive officer of Coelacanth Corporation, a leader in using proprietary chemistry technologies to rapidly discover new chemical entities for drug development, from 2000 until our acquisition of Coelacanth in 2001.  Dr. Main was formerly senior vice president, U.S. Research at Novartis Pharmaceuticals Corporation, where he worked for 20 years before joining Coelacanth.  Dr. Main holds a B.S. from the University of Aberdeen, Scotland and a Ph.D. in organic chemistry from the University of Liverpool, England and completed postdoctoral studies at the Woodward Research Institute.

Jeffrey L. Wade, J.D. has been our executive vice president, corporate and administrative affairs and chief financial officer since February 2015. Mr. Wade served as our executive vice president, corporate development and chief financial officer from May 2010 until February 2015 and was our executive vice president and general counsel from 2000 until May 2010 and senior vice president and chief financial officer from 1999 to 2000.  From 1988 through 1998, Mr. Wade was a corporate securities and finance attorney with the law firm of Andrews & Kurth L.L.P., for the last two years as a partner, where he represented companies in the biotechnology, information technology and energy industries.  Mr. Wade is a member of the board of directors of the Texas Healthcare and Bioscience Institute.  He received his B.A. and J.D. from the University of Texas.

John P. Northcott has been our vice president of marketing, commercial strategy and operations since June 2013. From May 2011 through May 2013, Mr. Northcott served as International Business Leader for F. Hoffman-La Roche Ltd. with responsibility for the global strategy, commercialization and life cycle management of Avastin, an approved cancer drug product. From 2007 through May 2011, Mr. Northcott was Oncology Group Product Manager at Roche with responsibility for the commercialization of Avastin in the United States. Prior to joining Roche, Mr. Northcott spent five years in a variety of management and sales positions with Pfizer Inc., Pharmacia Corporation and Merck & Co. Mr. Northcott received his B.B.A. from St. Francis Xavier University.

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

•
worldwide patent applications that claim sotagliflozin, or LX4211, and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including four in the United States;

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

Competition

The biotechnology and pharmaceutical industries are highly competitive and characterized by rapid technological change.  We face significant competition in each of the aspects of our business from other pharmaceutical and biotechnology companies. Many of our competitors have substantially greater research, development and commercialization capabilities and financial, scientific, marketing and human resources than we do.  As a result, our competitors may succeed in developing products earlier than we do, obtaining approvals from the FDA or other regulatory agencies for those products more rapidly than we do, developing products that are more effective than those we propose to develop or commercializing products more effectively and profitably than we do.  Similarly, our collaborators face similar competition from other competitors who may succeed in developing products more quickly, developing products that are more effective than those developed by our collaborators or commercialize products more effectively and profitably than our collaborators.  Any products that we or our collaborators may develop or discover are likely to be in highly competitive markets.

The competition for our drug candidates includes both marketed products and drug candidates that are being developed by others, including drug candidates that are currently in a more advanced stage of clinical development or commercialization than are our own drug candidates.  These competitive marketed products and drug candidates include compounds that employ different mechanisms of action in addressing diseases and conditions for which we are developing our own drug candidates and, in some cases such as sotagliflozin, that employ the same or similar mechanisms of action.

We believe that our ability to successfully compete with these potentially competitive drug candidates and other competitive products currently on the market will depend on, among other things:

•	the efficacy, safety and reliability of our drug candidates;

•	our ability, and the ability of our collaborators, to complete nonclinical testing and clinical development and obtain regulatory approvals for our drug candidates;

•	the timing and scope of regulatory approvals for our drug candidates;

•	our ability, and the ability of our collaborators, to obtain product acceptance by physicians and other health care providers and reimbursement for product use in approved indications;

•	our ability, and the ability of our collaborators, to manufacture and sell commercial quantities of our products;

•	the skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	the availability of substantial capital resources to fund development and commercialization activities.

Government Regulation

Regulation of Pharmaceutical Products

The development, manufacture and sale of any products developed by us or our collaborators will be subject to extensive regulation by United States and foreign governmental authorities, including federal, state and local authorities.  In the United States, new drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, or the FDC Act, and biologic products are subject to regulation both under certain provisions of the FDC Act and under the Public Health Services Act and the regulations promulgated thereunder, or the PHS Act.  The FDA regulates, among other things, the development, preclinical and clinical testing, manufacture, safety, efficacy, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution and export of small molecule and biotherapeutic drugs.

The standard process required by the FDA before a drug candidate may be marketed in the United States includes:

•	nonclinical laboratory and animal tests performed under the FDA’s current Good Laboratory Practices regulations;

•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for its intended use;

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

Other Regulations

In addition to the foregoing, our business is subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act.  These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by our operations.  We believe that we are in material compliance with applicable environmental laws and that our continued compliance with these laws will not have a material adverse effect on our business.  We cannot predict, however, whether new regulatory restrictions will be imposed by state or federal regulators and agencies or whether existing laws and regulations will adversely affect us in the future.

Research and Development Expenses

In 2014, 2013 and 2012, respectively, we incurred expenses of $89.3 million, $89.7 million and $82.6 million in company-sponsored as well as collaborative research and development activities, including $4.0 million, $4.4 million and $3.7 million of stock-based compensation expense in 2014, 2013 and 2012, respectively.

Employees and Consultants

As of February 27, 2015, we employed 106 persons, of whom 24 hold M.D. or Ph.D. degrees and another 21 hold other advanced degrees.  We believe that our relationship with our employees is good.

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

 Risks Related to Our Need for Additional Financing and Our Financial Results
We will need additional capital in the future and, if it is unavailable, we will be forced to significantly curtail or cease our operations.  If it is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.
As of December 31, 2014, we had $339.3 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from collaborations and other sources will enable us to fund our currently planned operations for at least the next 12 months. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate. Our currently planned operations for the next twelve months consist of (a) the completion of our single pivotal Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients and, if successful, continued preparations for the commercialization of telotristat etiprate, (b) a companion Phase 3 clinical trial of telotristat etiprate to study safety and 5-HIAA in a separate patient population, with a targeted enrollment of approximately 60 patients, (c) a Phase 2 clinical trial of sotagliflozin in a younger adult type 1 diabetes population and (d) three concurrent Phase 3 clinical trials for sotagliflozin in type 1 diabetes, which we expect to enroll an aggregate of approximately 2,900 patients, and a dose-ranging study of sotagliflozin. In addition, we cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct in order to gain approval to market either telotristat etiprate or sotagliflozin.
Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:

•
the timing and progress of our single pivotal Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients, including completing enrollment in the trial and our ability to obtain priority review on any potential NDA submission;

•	if approved, our ability to commercialize telotristat etiprate on the timeline anticipated;

•	the amount and timing of payments, if any, under existing and any future collaboration agreements;

•	the amount and timing of our nonclinical and clinical development expenditures;

•
the timing and progress of the clinical development of telotristat etiprate and sotagliflozin, including the timing of any required regulatory actions, the outcome of our anticipated discussions with regulators and the outcome of our sotagliflozin dose-ranging study, which we are planning to conduct concurrently with our two pivotal Phase 3 efficacy trials;

•	future results from clinical trials of our drug candidates;

•	the cost and timing of regulatory approvals and commercialization of drug candidates that we successfully develop;

•	market acceptance of products that we successfully develop and commercially launch;

•	the effect of competing programs and products, and of technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities of any approved drug candidate.
Our capital requirements have and will continue to increase substantially as our drug candidates progress into more advanced stage clinical development.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary products and technologies.  For all of these reasons, our future capital requirements cannot easily be quantified.

If our capital resources are insufficient to meet future capital requirements, we will need to raise additional funds to continue our currently planned operations.  If we raise additional capital by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock.  We cannot be certain that additional financing, whether debt or equity, will be available in amounts or on terms acceptable to us, if at all.  We may be unable to raise sufficient additional capital on reasonable terms, and if so, we will be forced to significantly curtail or cease our operations or obtain funds, if at all, by entering into financing agreements on unattractive terms.

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred net losses since our inception, including net losses of $100.3 million for the year ended December 31, 2014, $104.1 million for the year ended December 31, 2013 and $110.2 million for the year ended December 31, 2012.  As of December 31, 2014, we had an accumulated deficit of $1.1 billion.  We are unsure when we will become profitable, if ever.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the amount of our expenses. We expect net losses to increase significantly over the next several years as we expect to make significant investments in the development and commercialization of telotristat etiprate and sotagliflozin.

We have derived substantially all of our revenues from drug discovery and development collaborations and other collaborations and technology licenses.  Future revenues from our existing collaborations are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations.  As a result, we depend, in part, on securing new collaboration agreements.  Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our clinical drug candidates, including telotristat etiprate (in the United States, Canada and Japan) and sotagliflozin, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase our expenses.  Given the current stage of our operations, we do not currently derive any revenues from sales of pharmaceutical products.

A large portion of our expenses is fixed, including expenses related to facilities and equipment.  In addition, we expect to spend significant amounts to fund our nonclinical and clinical development activities, including the conduct of ongoing and planned clinical trials for telotristat etiprate and sotagliflozin.  If successful, we will also be required to incur substantial expenditures in preparation for and to conduct commercialization activities with respect to telotristat etiprate and sotagliflozin. As a result, we will need to generate substantial additional revenues to achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have substantial indebtedness that may limit cash flow available to invest in the ongoing needs of our business.

We have incurred $107.7 million of indebtedness and could in the future incur additional indebtedness beyond such amount. We are not restricted under the terms of our existing debt instruments from incurring additional debt. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•
requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•	obligating us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and marketable securities and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce security interests in the collateral securing such indebtedness. In addition, the covenants under our existing debt instruments and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

We may not have the ability to raise the funds necessary to repurchase the notes evidencing our existing indebtedness upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the notes.
Holders of the notes evidencing our existing indebtedness have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor. In addition, our ability to repurchase the notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture pursuant to which the notes were issued would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the notes.

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
Clinical trials are inherently risky and the results from nonclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials.  In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger-scale, advanced stage clinical trials.  A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving positive results in earlier trials.  Although the results of our Phase 2 proof-of-concept study of sotagliflozin in type 1 diabetes patients were positive, we cannot assure you that the planned Phase 3 clinical trials of sotagliflozin will achieve positive results. A number of factors could contribute to a lack of positive results in such Phase 3 clinical trials, including a primary endpoint in such planned Phase 3 clinical trials which has not previously been utilized for such purpose. Negative or inconclusive results from a nonclinical study or a clinical trial could cause us, one of our collaborators or the FDA to terminate a nonclinical study or clinical trial or require that we repeat or modify it.  For example, concurrently with our planned Phase 3 clinical trials in our type 1 diabetes program, we plan to conduct a dose-ranging study of sotagliflozin in patients with type 1 diabetes as required by the FDA. If the results of the dose-ranging study are inconsistent with the design of our Phase 3 trials of sotaglifozin, such as suggesting that there is an effective dose of sotagliflozin in patients with type 1 diabetes lower than the doses we are studying in our Phase 3 clinical trials of sotagliflozin, we may be required to modify those Phase 3 clinical trials, which could significantly delay the completion of the trials. Furthermore, we, one of our collaborators or a regulatory agency with jurisdiction over the trials may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.
Any nonclinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities.  Nonclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. For example, the FDA suggested we study sotaglifozin in both type 1 and type 2 diabetes concurrently rather than only in type 1 diabetes. This could influence the way in which the FDA interprets the results of our trials of sotaglifozin. The FDA or institutional review boards at the medical institutions and healthcare facilities where we sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials.  Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices.  The FDA and these institutional review boards have authority to oversee our clinical trials, and the FDA may require large numbers of subjects or patients.  In addition, we must manufacture, or contract for the manufacture of, the drug candidates that we use in our clinical trials under the FDA’s current Good Manufacturing Practices.

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

Our drug candidates, including telotristat etiprate and sotagliflozin, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.  Failure to obtain regulatory approval for a drug candidate would prevent us from commercializing that drug candidate.  We have not received regulatory approval to market any of our drug candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals.  The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the drug candidates involved.  Before a new drug application can be filed with the FDA, the drug candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures.  Any clinical trial may fail to produce results satisfactory to the FDA.  For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results.  Furthermore, prior to approving a new drug, the FDA typically requires that the efficacy of the drug be demonstrated in two double-blind, controlled studies. In light of the unmet medical need in carcinoid syndrome, the results of our Phase 2 clinical trials of telotristat etiprate and our interactions with the FDA regarding those results, we believe a single Phase 3 clinical trial of telotristat etiprate will be sufficient. However, the FDA has indicated that the trial must demonstrate statistically robust evidence of important clinical benefit and an acceptable safety profile in order to warrant consideration for marketing approval. If the FDA determines that our Phase 3 results do not have statistically robust results or clinically meaningful benefit, or if the FDA requires us to conduct additional Phase 3 clinical trials of telotristat etiprate prior to seeking marketing approval, we will incur significant additional development costs and commercialization of telotristat etiprate may be prevented or delayed. The regulatory process also requires nonclinical testing, and data obtained from nonclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.  For example, we will need to complete certain nonclinical studies on a pre-approval basis in connection with our diabetes program, including carcinogenicity and toxicology. In our carcinoid syndrome program, we will need to conduct carcinogenicity studies on a post-approval basis and drug interaction studies on a pre-approval basis. Negative results in any of these nonclinical studies could delay or prevent approval of our product candidates. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review.  Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval periods of our drug candidates may cause delays in the approval or rejection of an application. For example, the FDA may expand to Phase 3 programs for type 1 diabetes its current requirement that Phase 3 programs for type 2 diabetes include studies designed to measure cardiovascular outcomes. The FDA has asked that we submit a cardiovascular risk assessment of sotagliflozin. If the risk assessment suggests a higher than acceptable cardiovascular risk or if the FDA requests that we submit cardiovascular outcome data for sotagliflozin, it could significantly delay or prevent approval. Even if the FDA or a comparable authority in another country approves a drug candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials.  These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

In addition, in some foreign countries, particularly the countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control.  In these countries, price negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product.  To obtain reimbursement and/or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our drug candidates or products to other available therapies.  The conduct of such a clinical trial could be expensive and result in delays in the commercialization of our drug candidates.  Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products.  In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we may develop.  Cost-control initiatives could decrease prices we might establish for products that we may develop, which would result in lower product revenues to us.

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

•
a new Medicare Part D coverage program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during any coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

The biotechnology industry is highly fragmented and is characterized by rapid technological change.  We face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our ability to commercialize our drug candidates.  Any products that we develop will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop products that would render our products, and those of our collaborators, obsolete and noncompetitive.  For example, drug candidates are currently being developed by other pharmaceutical companies for the treatment of type 2 diabetes that act through SGLT2, one of the targets of sotagliflozin, which are in more advanced stages of development than sotagliflozin or have been approved for commercial sale by the FDA or other regulatory agencies.  In addition, there may be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates.

We may not be able to manufacture our drug candidates in commercial quantities, which would prevent us from commercializing our drug candidates.

To date, our drug candidates have been manufactured in small quantities for nonclinical and clinical trials.  If any of these drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we will need to manufacture them in larger quantities.  We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all.  Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve.  If we are unable to successfully increase the manufacturing capacity for a drug candidate, the regulatory approval or commercial launch of that drug candidate may be delayed or there may be a shortage in supply.  Our drug candidates require precise, high-quality manufacturing.  The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

Risks Related to Our Relationships with Third Parties

We are dependent in many ways upon our collaborations with major pharmaceutical companies, including Ipsen.  If we are unable to establish new collaborations, if milestones are not achieved under our collaborations or if our collaborators’ efforts fail to yield pharmaceutical products on a timely basis, our opportunities to generate revenues and earn royalties will be reduced.

We have derived a substantial majority of our revenues to date from collaborative drug discovery and development alliances with a limited number of major pharmaceutical companies, including Ipsen.  In addition, we currently intend to seek a collaboration partner for Phase 3 development of sotagliflozin in type 2 diabetes and we cannot be certain that we will be successful in establishing such a collaborative alliance on terms acceptable to us, if at all.

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
We rely on clinical research organizations and other third party contractors to carry out many of our drug development activities, including the performance of nonclinical laboratory and animal tests under the FDA’s current Good Laboratory Practices regulations and the conduct of clinical trials of our drug candidates in accordance with protocols we establish.  If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, our drug development activities may be delayed, suspended or terminated.  Such a failure by these third parties could significantly impair our ability to develop and commercialize the affected drug candidates.
We lack the capability to manufacture materials for nonclinical studies, clinical trials or commercial sales and rely on third parties to manufacture our drug candidates, which may harm or delay our product development and commercialization efforts.
We currently do not have the manufacturing capabilities or experience necessary to produce materials for nonclinical studies, clinical trials or commercial sales and intend in the future to continue to rely on collaborators and third-party contractors to produce such materials.  We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the current Good Manufacturing Practices of the FDA, which relate to manufacturing and quality control activities.  These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements.  In addition, there are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices and that are capable of producing such materials, and we may experience difficulty finding manufacturers with adequate capacity for our needs.  If we are unable to contract for the production of sufficient quantity and quality of materials on acceptable terms, our product development and commercialization efforts may be delayed.  Moreover, noncompliance with the FDA’s current Good Manufacturing Practices can result in, among other things, fines, injunctions, civil and criminal penalties, product recalls or seizures, suspension of production, failure to obtain marketing approval and withdrawal, suspension or revocation of marketing approvals.
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
We may be involved in patent litigation and other disputes regarding intellectual property rights and may require licenses from third parties for our planned nonclinical and clinical development and commercialization activities.  We may not prevail in any such litigation or other dispute or be able to obtain required licenses.
Our nonclinical and clinical development efforts as well as our potential products and those of our collaborators may give rise to claims that they infringe the patents of others.  We are aware that other companies and institutions are developing products acting through the same drug targets through which some of our drug candidates currently in clinical development act, have conducted research on many of the same targets that we have identified and have filed patent applications potentially covering drug targets that we have identified and certain therapeutic products addressing such targets.  In some cases, patents have issued from these applications.  In addition, many companies and institutions have well-established patent portfolios directed to common techniques, methods and means of developing, producing and manufacturing pharmaceutical products.  These or other companies or institutions could bring legal actions against us or our collaborators for damages or to stop us or our collaborators from engaging in certain nonclinical or clinical development activities or from manufacturing and marketing therapeutic products that allegedly infringe their patent rights.  If any of these actions are successful, in addition to our potential liability for damages, these entities would likely require us or our collaborators to obtain a license in order to continue engaging in the infringing activities or to manufacture or market the infringing therapeutic products or may force us to terminate such activities or manufacturing and marketing efforts.
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

We are highly dependent upon the principal members of our management and scientific staff, the loss of whose services might adversely impact the achievement of our objectives.  Recruiting and retaining qualified medical, clinical and scientific personnel will be critical to support activities related to advancing our nonclinical and clinical development programs, and to support our collaborative arrangements.  Competition is intense for experienced medical and clinical personnel, in particular, and we may be unable to retain or recruit medical and clinical personnel with the expertise or experience necessary to allow us to pursue collaborations, develop our products or expand our operations to the extent otherwise possible.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

Our collaborations with outside scientists may be subject to restriction and change.

We work with scientific and clinical advisors and collaborators at academic and other institutions that assist us in our nonclinical and clinical development efforts.  These advisors and collaborators are not our employees and may have other commitments that limit their availability to us.  Although these advisors and collaborators generally agree not to perform competing work, if a conflict of interest between their work for us and their work for another entity arises, we may lose their services.  In such a circumstance, our development efforts with respect to the matters on which they were working may be significantly delayed or otherwise adversely affected.  In addition, although our advisors and collaborators sign agreements not to disclose our confidential information, it is possible that valuable proprietary knowledge may become publicly known through them.

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

Invus, L.P. and Invus C.V., which we collectively refer to as Invus, and their affiliates currently own approximately 59.8% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not coincide with the interests of other holders of our common stock.

Conversion of the notes evidencing our current indebtedness may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

The conversion of some or all of the notes evidencing our current indebtedness will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

Invus has additional rights under our stockholders’ agreement with Invus, L.P. which provides Invus with substantial influence over certain significant corporate matters.

Under our stockholders’ agreement with Invus, L.P., Invus has the right to designate a number of directors equal to the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates, rounded up to the nearest whole number of directors. Invus has designated three of the nine current members of our board of directors. While Invus has not presently exercised its director designation rights in full, it may exercise them at any time in the future in its sole discretion. To facilitate the exercise of such rights, we have agreed, upon written request from Invus, to take all necessary steps in accordance with our obligations under the stockholders’ agreement to (1) increase the number of directors to the number specified by Invus (which number shall be no greater than reasonably necessary for the exercise of Invus’ director designation rights under the stockholders’ agreement) and (2) cause the appointment to the newly created directorships of directors so designated by Invus pursuant to its rights under the stockholders’ agreement.

Invus also has the right to require proportionate representation of Invus-appointed directors on the audit, compensation and corporate governance committees of our board of directors, subject to certain restrictions. Invus-designated directors currently serve as one of the three members of each of the compensation committee and the corporate governance committee of our board of directors. No Invus-designated directors currently serve on the audit committee of our board of directors.

The provisions of the stockholders’ agreement relating to Invus’ rights to designate members of our board of directors and its audit, compensation and corporate governance committees will terminate if the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates falls below 10%. Invus also has the right to terminate these provisions at any time in its discretion.

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
Invus is entitled to certain consent rights under the stockholders’ agreement, including with respect to (a) the creation or issuance of any new class or series of shares of our capital stock (or securities convertible into or exercisable for shares of our capital stock) having rights, preferences or privileges senior to or on parity with our common stock, (b) any amendment to our certificate of incorporation or bylaws, or amendment to the certificate of incorporation or bylaws of any of our subsidiaries, in a manner adversely affecting Invus’ rights under the securities purchase agreement and the related agreements, (c) the repurchase, retirement, redemption or other acquisition of our or our subsidiaries’ capital stock (or securities convertible into or exercisable for shares of our or our subsidiaries’ capital stock), (d) any increase in the size of our board of directors to more than 12 members and (e) the adoption or proposed adoption of any stockholders’ rights plan, “poison pill” or other similar plan or agreement, unless Invus is exempt from the provisions of such plan or agreement.
The provisions of the stockholders’ agreement relating to those consent rights will terminate on the earlier to occur of August 28, 2017 and the date on which Invus and its affiliates hold less than 15% of the total number of outstanding shares of our common stock.
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

In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $20.2 million as of December 31, 2014.

In November 2014, we agreed to sell our facilities in The Woodlands, Texas for a purchase price of $24.5 million. This sales agreement was terminated in January 2015. We intend to explore other strategic alternatives with respect to the facilities consistent with our strategy to reduce facilities costs, including the potential sale of the facilities to an alternative third party. Upon any such sale, we intend to enter into a long-term lease for alternative facilities in The Woodlands, Texas appropriate for our ongoing operations and consistent with our strategy to reduce facilities costs.

In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. entered into a lease for our facility in Hopewell, New Jersey. In March 2015, our subsidiary entered into a termination agreement whereby the lease will terminate in June 2015.  The lease provides for a current yearly base rent payment of $878,000.  We are the guarantor of the obligations of our subsidiary under the lease.

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

	High	Low
2013
First Quarter	$2.48	$1.91
Second Quarter	$2.41	$1.84
Third Quarter	$2.70	$2.16
Fourth Quarter	$3.18	$1.70
2014
First Quarter	$2.06	$1.62
Second Quarter	$1.86	$1.25
Third Quarter	$1.78	$1.28
Fourth Quarter	$1.51	$0.80

As of February 27, 2015, there were approximately 316 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2009 and ending December 31, 2014. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2009, and that all dividends were reinvested.

	December 31,
	2009	2010	2011	2012	2013	2014
Lexicon Pharmaceuticals, Inc.	100	85	76	130	106	54
Nasdaq Composite Index	100	117	115	133	184	209
Nasdaq Biotechnology Index	100	115	129	170	281	377
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

Item 6. Selected Financial Data

The statements of comprehensive loss data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K.  The statements of comprehensive loss data for the years ended December 31, 2011 and 2010, and the balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Comprehensive Loss Data:		(in thousands, except per share data)
Revenues	$22,854	$2,222	$1,089	$1,849	$4,908
Operating expenses:
Research and development, including stock-based compensation of $4,020 in 2014, $4,376 in 2013, $3,673 in 2012, $3,249 in 2011 and $3,170 in 2010	89,279	89,682	82,574	91,828	78,520
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	1,428	(2,210)	9,887	6,766	2,710
General and administrative, including stock-based compensation of $3,061 in 2014, $3,045 in 2013, $2,822 in 2012, $2,458 in 2011 and $2,308 in 2010	19,411	17,121	17,043	17,350	19,396
Impairment loss on buildings	13,102	—	—	—	—
Total operating expenses	123,220	104,593	109,504	115,944	100,626
Loss from operations	(100,366)	(102,371)	(108,415)	(114,095)	(95,718)
Interest and other income (expense), net	2	(1,755)	(1,796)	(2,120)	(6,083)
Consolidated net loss before taxes	(100,364)	(104,126)	(110,211)	(116,215)	(101,801)
Income tax benefit	70	—	—	—	26
Consolidated net loss	$(100,294)	$(104,126)	$(110,211)	$(116,215)	$(101,775)
Consolidated net loss per common share, basic and diluted	$(0.19)	$(0.20)	$(0.23)	$(0.34)	$(0.34)
Shares used in computing consolidated net loss per common share, basic and diluted	534,432	513,117	489,707	340,761	302,844

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:		(in thousands)
Cash, cash equivalents and short-term investments, including restricted cash and investments of $430	$339,339	$129,128	$223,208	$281,692	$211,111
Working capital	324,018	115,260	212,650	264,400	203,963
Total assets	471,376	274,160	371,778	430,512	366,884
Long-term debt, net of current portion	87,500	20,167	21,877	23,451	27,345
Accumulated deficit	(1,104,252)	(1,003,958)	(899,832)	(789,621)	(673,406)
Lexicon Pharmaceuticals, Inc. stockholders’ equity	284,018	170,163	266,678	297,568	247,024

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

Overview

We are a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates:

•
We are developing telotristat etiprate, or LX1032, an orally-delivered small molecule drug candidate, as a treatment for carcinoid syndrome. We have completed two Phase 2 clinical trials and are presently conducting a single pivotal Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients.

•
We are developing sotagliflozin, or LX4211, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have completed two Phase 2 clinical trials of sotagliflozin in type 2 diabetes patients and an additional clinical trial of sotagliflozin in type 2 diabetes patients with renal impairment. We have also completed a Phase 2 clinical trial of sotagliflozin in type 1 diabetes patients. We are initiating a Phase 2 clinical trial of sotagliflozin in a younger adult type 1 diabetes population in collaboration with JDRF. We are also initiating Phase 3 development of sotagliflozin in type 1 diabetes. We do not intend to continue development of sotagliflozin in type 2 diabetes unless we enter into a collaboration partnership.

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

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. We seek to retain exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally and to collaborate with other pharmaceutical and biotechnology companies with respect to the development and commercialization of drug candidates from other programs, particularly when the collaboration may provide us with access to expertise and resources that we do not possess internally or are complementary to our own.

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

Since our inception, we have incurred significant losses and, as of December 31, 2014, we had an accumulated deficit of $1.1 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured.

Collaborative agreements revenues include both license revenue and contract research revenue. Activities under collaborative agreements are evaluated to determine if they represent a multiple element revenue agreement. The Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. The Company accounts for those components as separate units of accounting if the following two criteria are met:

•	The delivered item or items have value to the customer on a stand-alone basis.

•	If there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within the Company’s control.

Factors considered in this determination include, among other things, whether any other vendors sell the items separately and if the licensee could use the delivered item for its intended purpose without the receipt of the remaining deliverables. If multiple deliverables included in an arrangement are separable into different units of accounting, the Company allocates the arrangement consideration to those units of accounting. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. Arrangement consideration is allocated at the inception of the arrangement to the identified units of accounting based on their relative estimated selling price. Revenue is recognized for each unit of accounting when the appropriate revenue recognition criteria are met.

Future milestone payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. A milestone is substantive if:

•	It can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance;

•	There is substantive uncertainty at the date an arrangement is entered into that the event will be achieved; and

•	It would result in additional payments being due to the Company.

Subscription and license fees are recognized as revenue upon the grant of the technology license when performance is complete and there is no continuing involvement. Royalty revenues are recognized as earned in accordance with the contract terms at the time the royalty amount is fixed and determinable based on information received from the sublicensees and at the time collectibility is reasonably assured.

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

We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates:

•	Telotristat etiprate, or LX1032, an orally-delivered small molecule drug candidate that we are developing as a treatment for carcinoid syndrome; and

•	Sotagliflozin, or LX4211, an orally-delivered small molecule drug candidate that we are developing as a treatment for type 1 and type 2 diabetes
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

We record significant accrued liabilities related to unbilled expenses for products or services that we have received from service providers, specifically related to ongoing nonclinical studies and clinical trials.  These costs primarily relate to clinical study management, monitoring, laboratory and analysis costs, drug supplies, toxicology studies and investigator grants.  We have multiple drugs in concurrent nonclinical studies and clinical trials at clinical sites throughout the world.  In order to ensure that we have adequately provided for ongoing nonclinical and clinical development costs during the period in which we incur such costs, we maintain accruals to cover these expenses.  Substantial portions of our nonclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For nonclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the vendors and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by our vendors regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.  Although we use consistent milestones or subject or patient enrollment to drive expense recognition, the assessment of these costs is a subjective process that requires judgment.  Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements.

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

Stock-based Compensation Expense

We recognize compensation expense in our statements of comprehensive loss for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  We had stock-based compensation expense of $7.1 million for the year ended December 31, 2014, or $0.01 per share.  As of December 31, 2014, stock-based compensation cost for all outstanding unvested options was $10.4 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  For purposes of determining the fair value of stock options, we segregate our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in our stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2014, 2013 and 2012, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2014:
Employees	66%	1.2%	4	0%
Officers and non-employee directors	80%	2.3%	8	0%
December 31, 2013:
Employees	85%	0.9%	5	0%
Officers and non-employee directors	81%	1.6%	8	0%
December 31, 2012:
Employees	93%	0.8%	5	0%
Officers and non-employee directors	81%	1.5%	8	0%

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

Indefinite-lived intangible assets, composed primarily of in-process research and development (“IPR&D”) projects acquired in business combinations which have not reached technological feasibility, are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimating future cash flows of an IPR&D product candidate for purposes of an impairment analysis requires us to make significant estimates and assumptions regarding the amount and timing of costs to complete the project and the amount, timing and probability of achieving revenues from the completed product similar to how the acquisition date fair value of the project was determined.

During the year ended December 31, 2014, we reclassified our buildings and land to assets held for sale. We estimated the fair value of the net assets to be sold at approximately $23.8 million as of December 31, 2014, which represents estimated selling price less costs to sell. This resulted in an impairment loss on the assets held for sale of $13.1 million in the year ended December 31, 2014, which was recorded in impairment loss on buildings in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2014. There were no significant impairments of long-lived assets in 2012 and 2013.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2014, 2013 and 2012.

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

Results of Operations – Comparison of Years Ended December 31, 2014, 2013 and 2012

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2014	2013	2012
Total revenues	$22.9	$2.2	$1.1
Dollar increase	$20.6	$1.1
Percentage increase	929%	104%

Years Ended December 31, 2014 and 2013

•
Collaborative agreements – Revenue from collaborative agreements increased 971% to $22.6 million, primarily due to revenues recognized from the license and collaboration agreement with Ipsen Pharma SAS.

•	Subscription and license fees – Revenues from subscriptions and license fees increased 131% to $0.3 million, primarily due to increases in technology license fees.

Years Ended December 31, 2013 and 2012

•
Collaborative agreements – Revenue from collaborative agreements increased 169% to $2.1 million, primarily due to revenues recognized from a collaboration with a non-profit institute supporting the Phase 2 development of sotagliflozin in type 1 diabetes.

•	Subscription and license fees – Revenue from subscriptions and license fees decreased 63% to $0.1 million, primarily due to decreases in technology license fees.

In 2014, Ipsen Pharma SAS represented 94% of revenues. In 2013, McNair Medical Institute, LLC and Taconic Farms, Inc. represented 57% and 33% of revenues, respectively. In 2012, Taconic Farms and Deltagen represented 68% and 25% of revenues, respectively.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2014	2013	2012
Total research and development expense	$89.3	$89.7	$82.6
Dollar increase (decrease)	$(0.4)	$7.1
Percentage increase (decrease)	—%	9%

Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation and laboratory supplies expenses.

Years Ended December 31, 2014 and 2013

•
Third-party and other services – Third-party and other services increased 22% in 2014 to $51.0 million, primarily due to increases in our external clinical and nonclinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs decreased 13% in 2014 to $22.6 million, primarily due to reductions in our personnel in 2014, partially offset by increased severance costs as a result of those reductions (see Note 17, Restructuring Charges, of the Notes to Consolidated Financial Statements, for more information). Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 22% in 2014 to $6.8 million, primarily due to reductions in laboratory equipment costs and reductions in depreciation expense.

•	Stock-based compensation – Stock-based compensation expense decreased 8% in 2014 to $4.0 million.

•	Laboratory supplies – Laboratory supplies expense decreased 92% in 2014 to $0.3 million, primarily due to reductions in research activities.

•	Other – Other costs decreased 12% to $4.6 million.

Years Ended December 31, 2013 and 2012

•
Third-party and other services – Third-party and other services increased 27% in 2013 to $42.0 million, primarily due to an increase in our external clinical research and development costs, partially offset by a decrease in external nonclinical research and development costs.

•	Personnel – Personnel costs decreased 2% in 2013 to $25.8 million.

•	Facilities and equipment – Facilities and equipment costs decreased 24% in 2013 to $8.7 million, primarily due to decreases in depreciation expense and rent costs.

•	Stock-based compensation – Stock-based compensation expense increased 19% in 2013 to $4.4 million.

•	Laboratory supplies – Laboratory supplies expense increased 3% in 2013 to $3.6 million.

•	Other – Other costs increased 14% to $5.2 million.

Increase (Decrease) in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability increased by $1.4 million in the year ended December 31, 2014, decreased by $2.2 million in the year ended December 31, 2013, and increased by $9.9 million for the year ended December 31, 2012, respectively (see Note 11, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information). The decrease in 2013 was primarily attributable to a reduction in the liability associated with our LX1033 development program in diarrhea-predominant irritable bowel syndrome.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2014	2013	2012
Total general and administrative expense	$19.4	$17.1	$17.0
Dollar increase	$2.3	$0.1
Percentage increase	13%	—%

General and administrative expenses consist primarily of personnel costs to support our research and development activities, professional fees such as legal fees, stock-based compensation expense, and facility and equipment costs.

Years Ended December 31, 2014 and 2013

•
Personnel – Personnel costs increased 24% in 2014 to $9.5 million, primarily due to increased severance costs as a result of reductions in personnel in 2014 (see Note 17, Restructuring Charges, of the Notes to Consolidated Financial Statements, for more information). Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Professional fees – Professional fees increased 19% in 2014 to $3.9 million, primarily due to increased consulting costs in preparation for commercialization of telotristat etiprate.

•	Stock-based compensation – Stock-based compensation expense increased 1% in 2014 to $3.1 million.

•	Facilities and equipment – Facilities and equipment costs decreased 10% in 2014 to $1.5 million.

•	Other – Other costs in 2014 were $1.4 million, consistent with the prior year.

Years Ended December 31, 2013 and 2012

•	Personnel – Personnel costs decreased 4% in 2013 to $7.7 million.

•	Professional fees – Professional fees increased 16% in 2013 to $3.3 million, primarily due to increased patent-related legal costs.

•	Stock-based compensation – Stock-based compensation expense increased 8% in 2013 to $3.0 million.

•	Facilities and equipment – Facilities and equipment costs decreased 14% in 2013 to $1.7 million, primarily due to reduced rent costs and depreciation expense.

•	Other – Other costs in 2013 were $1.4 million, consistent with the prior year.

Impairment Loss on Buildings

In September 2014, Lexicon determined its buildings and land should be classified as assets held for sale on its consolidated balance sheet. The Company recognized an impairment loss on its buildings of $13.1 million for the year ended December 31, 2014, as a result of writing down the buildings to the estimated net selling price (see Note 6, Assets Held for Sale, of the Notes to Consolidated Financial Statements, for more information).

Interest Expense and Interest and Other Income (Expense), Net

Interest Expense.  Interest expense increased 14% in 2014 to $2.3 million from $2.0 million in 2013 and decreased 7% in 2013 from $2.1 million in 2012.

Interest and Other Income (Expense), Net.  Interest and other income, net was $2.3 million, $0.2 million, and $0.3 million in the years ended December 31, 2014, 2013, and 2012, respectively.  The increase in interest and other income in 2014 was primarily due to gains from sales of excess property and equipment.

Income Tax Benefit
The income tax benefit for the years ended December 31, 2014, 2013, and 2012 was $70,000, $0 and $0, respectively.
Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated net loss decreased to $100.3 million in 2014 from $104.1 million in 2013 and $110.2 million in 2012.  Net loss per common share was $0.19 in 2014, $0.20 in 2013, and $0.23 in 2012.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts and financing under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through December 31, 2014, we had received net proceeds of $1.2 billion from issuances of common and preferred stock.  In addition, from our inception through December 31, 2014, we received $481.4 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents and government grants and contracts, of which $462.8 million had been recognized as revenues through December 31, 2014.

As of December 31, 2014, we had $339.3 million in cash, cash equivalents and investments.  As of December 31, 2013, we had $129.1 million in cash, cash equivalents and short-term investments.  We used cash of $75.6 million in operations in 2014. This consisted primarily of the consolidated net loss for the year of $100.3 million and gain from disposal of property and equipment of $1.6 million, partially offset by non-cash charges of impairment of assets of $13.5 million, $7.1 million related to stock-based compensation expense, a net decrease in other operating assets net of liabilities of $2.3 million, $1.9 million related to depreciation expense, and $1.4 million related to the increase in fair value of the Symphony Icon purchase liability.  Investing activities used cash of $108.4 million in 2014, primarily due to net purchases of investments of $110.5 million, partially offset by proceeds from disposal of property and equipment of $2.2 million.  Financing activities provided cash of $283.8 million primarily due to net proceeds from issuance of common stock of $202.3 million and net proceeds from debt borrowings of $82.4 million.

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

The contingent payments may be paid in cash or a combination of cash and common stock, in our discretion, provided that no more than 50% of any contingent payment will be paid in common stock. On December 4, 2014, we paid $5.8 million in cash and issued 4,662,780 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving a $23 million upfront payment pursuant to our license and collaboration agreement with Ipsen Pharma SAS (see Note 16, Collaboration and License Agreements, of the Notes to Consolidated Financial Statements, for more information).
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

Under the terms of our award, we are responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016. We will receive credits against those job obligations based on funding received by TIGM and certain related parties from sources other than the State of Texas.  We will also receive credits against those jobs obligations for any surplus jobs we create. We may be required to repay the state a portion of the award if we fail to meet those job obligations. Subject to these credits, if we fail to create the specified number of jobs, the State may require us to repay $2,415 for each job we fall short beginning in 2013.  Our maximum aggregate exposure for such payments, if we fail to create any new jobs, is approximately $14.2 million, including $2.5 million through 2015, without giving effect to any credits to which we may be entitled.

Facilities.  In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. The mortgage has a principal balance of $20.2 million as of December 31, 2014. The buildings that serve as collateral for the mortgage have been classified as assets held for sale as of December 31, 2014, and management has reclassified all of the mortgage loan as current liabilities as the loan will be repaid upon sale of the buildings and land; however, the contractual obligations table below show the legal payment obligations.

In May 2002, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 76,000 square-foot laboratory and office space in Hopewell, New Jersey. Effective December 31, 2012, this lease was amended to decrease the space to approximately 42,000 square feet and extend the term until June 30, 2018. In March 2015, our subsidiary entered into a termination agreement whereby the lease will terminate on June 30, 2015.  The amended lease provides for a current yearly base rent payment of $878,000.  We are the guarantor of the obligations of our subsidiary under the lease.

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2014, without regard to the lease termination agreement entered into in March 2015:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Debt	$107.7	$1.9	$18.3	$—	$87.5
Interest payment obligations	35.8	6.3	11.1	9.2	9.2
Operating leases	3.9	1.1	2.2	0.6	—
Total	$147.4	$9.3	$31.6	$9.8	$96.7

The foregoing table does not include any potential payments related to the award we received from the Texas Enterprise Fund. Under the terms of the award, we are responsible for the creation of jobs beginning in 2012. Subject to credits, if we fail to create the specified number of jobs, the State of Texas may require us to repay $2,415 for each job we fall short beginning in 2013 and continuing until 2019. Our maximum aggregate exposure for such payment, if we fail to create any new jobs, is approximately $14.2 million, including $2.5 million through 2015, without giving effect to any credits to which we may be entitled. See Note 16, Collaboration and License Agreements, of the Notes to Consolidated Financial Statements, for further discussion.

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

We had approximately $339.3 million in cash and cash equivalents and short-term investments as of December 31, 2014.  We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework).

Based on such assessment using those criteria, management believes that, as of December 31, 2014, our internal control over financial reporting is effective.

Our independent auditors have also audited our internal control over financial reporting as of December 31, 2014 as stated in the audit report which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2014 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2014. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2014.

Item 14.   Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2014.

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
Supplement to Transaction Agreements, dated March 15, 2010, with Invus, L.P. and Invus C.V. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2010 and incorporated by reference herein).

4.6	—
Supplement No. 2 to Transaction Agreements, dated February 23, 2012, with Invus, L.P. and Invus C.V. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2012 and incorporated by reference herein).

4.7	—
Amended and Restated Purchase Option Agreement, dated July 30, 2010, with Symphony Icon Holdings LLC and Symphony Icon, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2010 and incorporated by reference herein).

4.8	—
Amended and Restated Registration Rights Agreement, dated July 30, 2010, with Symphony Icon Holdings LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 30, 2010 and incorporated by reference herein).

4.9	—
Indenture related to the 5.25% Convertible Senior Notes due 2021, dated as of November 26, 2014, with Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 26, 2014 and incorporated by reference herein).

Exhibit No.		Description
4.10	—	Form of 5.25% Convertible Senior Notes due 2021 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 26, 2014 and incorporated by reference herein).
10.1	—	Offer Letter, dated July 1, 2014, with Lonnel Coats (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 7, 2014 and incorporated by reference herein).
10.2	—
Offer Letter, dated March 10, 2011, with Pablo Lapuerta, M.D. (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 and incorporated by reference herein).

10.3	—	Employment Agreement with Alan Main, Ph.D. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).
10.4	—	Employment Agreement with Jeffrey L. Wade, J.D. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).
10.5	—
Restated Employment Agreement with Arthur T. Sands, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein).

10.6	—	Separation Agreement, dated July 7, 2014, with Arthur T. Sands, M.D., Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2014 and incorporated by reference herein).
10.7	—	Consulting Agreement, dated July 7, 2014, with Arthur T. Sands, M.D., Ph.D. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 7, 2014 and incorporated by reference herein).
10.8	—	Employment Agreement with Brian P. Zambrowicz, Ph.D. (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).
10.9	—
Consulting Agreement, dated February 20, 2015, with Brian P. Zambrowicz, Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 20, 2015 and incorporated by reference herein).

10.10	—
Consulting Agreement with Alan S. Nies, M.D. dated February 19, 2003, as amended (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 and incorporated by reference herein).

10.11	—
Consulting Agreement with Robert J. Lefkowitz, M.D. dated March 31, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated by reference herein).

10.12	—
Form of Indemnification Agreement with Officers and Directors (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

10.13	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2012 and incorporated by reference herein).
10.14	—	Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 26, 2012 and incorporated by reference herein).
10.15	—	Non-Employee Directors’ Equity Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2012 and incorporated by reference herein).
10.16	—
Form of Stock Option Agreement with Chairman of Board of Directors under the Equity Incentive Plan (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated by reference herein).

10.17	—
Form of Stock Option Agreement with Directors under the Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2013 and incorporated by reference herein).

10.18	—
Form of Stock Option Agreement with Officers under the Equity Incentive Plan, as amended (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 and incorporated by reference herein).

10.19	—
Form of Restricted Stock Unit Agreement with Officers under the Equity Incentive Plan, as amended (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated by reference herein).

†10.20	—
License and Collaboration Agreement, dated October 21, 2014, with Ipsen Pharma SAS (filed as Exhibit 10.1 to the amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2014, as filed on December 23, 2014, and incorporated by reference herein).

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
Loan and Security Agreement, dated April 21, 2004, between Lex-Gen Woodlands, L.P. and iStar Financial Inc., as amended (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 and incorporated by reference herein).

21.1	—	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 and incorporated by reference herein).
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*24.1	—	Power of Attorney (contained in signature page).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date:	March 12, 2015	By:	/s/ LONNEL COATS
Lonnel Coats
President and Chief Executive Officer

Date:	March 12, 2015	By:	/s/ JEFFREY L. WADE
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lonnel Coats and Jeffrey L. Wade, or either of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, here ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LONNEL COATS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015
Lonnel Coats

/s/ JEFFREY L. WADE	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer (Principal Financial Officer)	March 12, 2015
Jeffrey L. Wade

/s/ JAMES F. TESSMER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 12, 2015
James F. Tessmer

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 12, 2015
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 12, 2015
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 12, 2015
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 12, 2015
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 12, 2015
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 12, 2015
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 12, 2015
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 12, 2015
Judith L. Swain, M.D.

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexicon Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 12, 2015

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited Lexicon Pharmaceuticals, Inc.’s  internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Lexicon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lexicon Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexicon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 12, 2015

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$137,266	$37,499
Short-term investments, including restricted investments of $430	202,073	91,629
Accounts receivable, net of allowances of $35	1,035	790
Assets held for sale	23,849	—
Prepaid expenses and other current assets	4,764	4,636
Total current assets	368,987	134,554
Property and equipment, net of accumulated depreciation and amortization of $36,274 and $81,945, respectively	1,080	41,362
Goodwill	44,543	44,543
Other intangible assets	53,357	53,557
Other assets	3,409	144
Total assets	$471,376	$274,160
Liabilities and Equity
Current liabilities:
Accounts payable	$13,064	$9,715
Accrued liabilities	10,120	7,674
Current portion of deferred revenue	1,618	195
Current portion of long-term debt	20,167	1,710
Total current liabilities	44,969	19,294
Deferred revenue, net of current portion	12,679	13,405
Long-term debt	87,500	20,167
Deferred tax liabilities	18,675	18,745
Other long-term liabilities	23,535	32,386
Total liabilities	187,358	103,997
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 725,641 and 514,349 shares issued, respectively	726	514
Additional paid-in capital	1,389,997	1,175,108
Accumulated deficit	(1,104,252)	(1,003,958)
Accumulated other comprehensive gain (loss)	(63)	2
Treasury stock, at cost, 1,281 and 814 shares, respectively	(2,390)	(1,503)
Total equity	284,018	170,163
Total liabilities and equity	$471,376	$274,160

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Collaborative agreements	$22,593	$2,109	$783
Subscription and license fees	261	113	306
Total revenues	22,854	2,222	1,089
Operating expenses:
Research and development, including stock-based compensation of $4,020, $4,376 and $3,673, respectively	89,279	89,682	82,574
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	1,428	(2,210)	9,887
General and administrative, including stock-based compensation of $3,061, $3,045 and $2,822, respectively	19,411	17,121	17,043
Impairment loss on buildings	13,102	—	—
Total operating expenses	123,220	104,593	109,504
Loss from operations	(100,366)	(102,371)	(108,415)
Interest expense	(2,253)	(1,971)	(2,114)
Interest and other income, net	2,255	216	318
Consolidated net loss before taxes	(100,364)	(104,126)	(110,211)
Income tax benefit	70	—	—
Consolidated net loss	$(100,294)	$(104,126)	$(110,211)
Consolidated net loss per common share, basic and diluted	$(0.19)	$(0.20)	$(0.23)
Shares used in computing consolidated net loss per common share, basic and diluted	534,432	513,117	489,707

Other comprehensive gain (loss):
Unrealized gain (loss) on investments	(65)	(21)	2
Comprehensive loss	$(100,359)	$(104,147)	$(110,209)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Stock	Total
Balance at December 31, 2011	480,389	$480	$1,087,033	$(789,621)	$21	$(345)	$297,568
Stock-based compensation	—	—	6,495	—	—	—	6,495
Issuance of common stock to designees of Symphony Icon Holdings LLC	13,238	13	34,987	—	—	—	35,000
Issuance of common stock under Equity Incentive Plans	1,248	1	1,053	—	—	—	1,054
Issuance of common stock, net of fees	17,500	18	37,037	—	—	—	37,055
Repurchase of common stock	—	—	—	—	—	(285)	(285)
Net loss	—	—	—	(110,211)	—	—	(110,211)
Unrealized gain on investments	—	—	—	—	2	—	2
Balance at December 31, 2012	512,375	512	1,166,605	(899,832)	23	(630)	266,678
Stock-based compensation	—	—	7,421	—	—	—	7,421
Issuance of common stock under Equity Incentive Plans	1,974	2	1,082	—	—	—	1,084
Repurchase of common stock	—	—	—	—	—	(873)	(873)
Net loss	—	—	—	(104,126)	—	—	(104,126)
Unrealized loss on investments	—	—	—	—	(21)	—	(21)
Balance at December 31, 2013	514,349	514	1,175,108	(1,003,958)	2	(1,503)	170,163
Stock-based compensation	—	—	7,081	—	—	—	7,081
Issuance of common stock to designees of Symphony Icon Holdings LLC	4,663	5	5,745	—	—	—	5,750
Issuance of common stock under Equity Incentive Plans	1,766	2	321	—	—	—	323
Issuance of common stock, net of fees	204,863	205	201,742	—	—	—	201,947
Repurchase of common stock	—	—	—	—	—	(887)	(887)
Net loss	—	—	—	(100,294)	—	—	(100,294)
Unrealized loss on investments	—	—	—	—	(65)	—	(65)
Balance at December 31, 2014	725,641	$726	$1,389,997	$(1,104,252)	$(63)	$(2,390)	$284,018

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Consolidated net loss	$(100,294)	$(104,126)	$(110,211)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	1,928	2,863	4,190
Impairment of assets	13,544	—	—
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	1,428	(2,210)	9,887
Stock-based compensation	7,081	7,421	6,495
Gain on disposal of property and equipment	(1,631)	—	—
Amortization of debt issuance costs	100	—	—
Deferred tax benefit	(70)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	457	588	(1,028)
(Increase) decrease in prepaid expenses and other current assets	(128)	1,713	(2,601)
(Increase) decrease in other assets	—	(9)	96
Increase (decrease) in accounts payable and other liabilities	1,266	3,119	(995)
Increase (decrease) in deferred revenue	697	(438)	(293)
Net cash used in operating activities	(75,622)	(91,079)	(94,460)
Cash flows from investing activities:
Purchases of property and equipment	(80)	(1,721)	(492)
Proceeds from disposal of property and equipment	2,170	130	85
Purchases of investments	(221,953)	(111,490)	(233,250)
Maturities of investments	111,444	212,625	135,850
Net cash provided by (used in) investing activities	(108,419)	99,544	(97,807)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	202,270	1,084	38,109
Repurchase of common stock	(887)	(873)	(285)
Proceeds from debt borrowings, net of fees	84,135	—	—
Repayment of debt borrowings	(1,710)	(1,574)	(1,443)
Other financing activities	—	(26)	—
Net cash provided by (used in) financing activities	283,808	(1,389)	36,381
Net increase (decrease) in cash and cash equivalents	99,767	7,076	(155,886)
Cash and cash equivalents at beginning of year	37,499	30,423	186,309
Cash and cash equivalents at end of year	$137,266	$37,499	$30,423

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,761	$1,897	$2,028

Supplemental disclosure of noncash investing and financing activities:
Unrealized gain (loss) on investments	$(65)	$(21)	$2
Common stock issued in satisfaction of Symphony Icon payment obligation	$5,750	$—	$35,000

The accompanying notes are an integral part of these consolidated financial statements.
Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2014 and 2013, short-term investments consist of U.S. treasury bills and certificates of deposit. The certificates of deposits are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Restricted Cash and Investments:  Lexicon is required to maintain restricted cash or investments to collateralize standby letters of credit for the lease on its office and laboratory facilities in Hopewell, New Jersey (see Note 12).  As of December 31, 2014 and 2013, restricted cash and investments were $0.4 million and $0.4 million, respectively.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Concentration of Credit Risk: Lexicon’s cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in the United States.  The Company has not experienced any significant credit losses to date.  In 2014, customers in France and the United States represented 94% and 6% of revenue, respectively. In 2013 and 2012, customers in the United States represented 100% and 100% of revenue, respectively.  At December 31, 2014, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery of the functions and pharmaceutical utility of genes and the use of those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, government grants and contracts and compound library sales. In 2014, Ipsen Pharma SAS represented 94% of revenues. In 2013, McNair Medical Institute, LLC and Taconic Farms, Inc. represented 57% and 33% of revenues, respectively. In 2012, Taconic Farms and Deltagen represented 68% and 25% of revenues, respectively.

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

Impairment of Long-Lived Assets:  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Indefinite lived intangible assets are also tested at least annually for impairment. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. In 2014, Lexicon reclassified its buildings as assets held for sale, and recorded an impairment loss of $13.1 million (see Note 6, Assets Held for Sale).

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2014, 2013 or 2012.

Revenue Recognition: Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Collaborative agreements revenues include both license revenue and contract research revenue. Activities under collaborative agreements are evaluated to determine if they represent a multiple element revenue agreement. The Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. The Company accounts for those components as separate units of accounting if the following two criteria are met:

•	The delivered item or items have value to the customer on a stand-alone basis.

•	If there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within the Company’s control.

Factors considered in this determination include, among other things, whether any other vendors sell the items separately and if the licensee could use the delivered item for its intended purpose without the receipt of the remaining deliverables. If multiple deliverables included in an arrangement are separable into different units of accounting, the Company allocates the arrangement consideration to those units of accounting. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. Arrangement consideration is allocated at the inception of the arrangement to the identified units of accounting based on their relative estimated selling price. Revenue is recognized for each unit of accounting when the appropriate revenue recognition criteria are met.

Future milestone payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. A milestone is substantive if:

•	It can only be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance;

•	There is substantive uncertainty at the date an arrangement is entered into that the event will be achieved; and

•	It would result in additional payments being due to the Company.

Subscription and license fees are recognized as revenue upon the grant of the technology license when performance is complete and there is no continuing involvement. Royalty revenues are recognized as earned in accordance with the contract terms at the time the royalty amount is fixed and determinable based on information received from the sublicensees and at the time collectibility is reasonably assured.

Research and Development Expenses: Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred.  Technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred. Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the vendors and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Stock-Based Compensation:  The Company recognizes compensation expense in its statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2014, stock-based compensation cost for all outstanding unvested options and restricted stock units was $10.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2014, 2013 and 2012, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2014:
Employees	66%	1.2%	4	0%
Officers and non-employee directors	80%	2.3%	8	0%
December 31, 2013:
Employees	85%	0.9%	5	0%
Officers and non-employee directors	81%	1.6%	8	0%
December 31, 2012:
Employees	93%	0.8%	5	0%
Officers and non-employee directors	81%	1.5%	8	0%

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options, restricted stock units and warrants are not included because they are antidilutive.

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which amends FASB ASC Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. Management is currently evaluating the impact of this pronouncement on Lexicon’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Management does not expect the adoption of this pronouncement to have a material impact on Lexicon’s consolidated financial statements.

4. Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2014 and 2013 are as follows:

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$137,266	$—	$—	$137,266
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	201,584	3	(66)	201,521
Total short-term investments	$202,136	$3	$(66)	$202,073
Total cash and cash equivalents and investments	$339,402	$3	$(66)	$339,339

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$37,499	$—	$—	$37,499
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	91,075	3	(1)	91,077
Total short-term investments	$91,627	$3	$(1)	$91,629
Total cash and cash equivalents and investments	$129,126	$3	$(1)	$129,128

There were no realized gains or losses for the year ended December 31, 2014, no realized gains or losses for the year ended December 31, 2013, and no realized gains or losses for the year ended December 31, 2012.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2014 and 2013.

	Assets and Liabilities at Fair Value
	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$137,266	$—	$—	$137,266
Short-term investments	201,521	552	—	202,073
Total cash and cash equivalents and investments	$338,787	$552	$—	$339,339
Liabilities
Other long-term liabilities	$—	$—	$17,638	$17,638
Total liabilities	$—	$—	$17,638	$17,638

	Assets and Liabilities at Fair Value
	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$37,499	$—	$—	$37,499
Short-term investments	91,077	552	—	91,629
Total cash and cash equivalents and investments	$128,576	$552	$—	$129,128
Liabilities
Other long-term liabilities	$—	$—	$27,710	$27,710
Total liabilities	$—	$—	$27,710	$27,710

The Company did not have any Level 3 assets during the years ended December 31, 2014, 2013 and 2012. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. The Company’s Level 3 liabilities are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon (“Symphony Icon”) purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $1.4 million during the year ended December 31, 2014, decreased by $2.2 million during the year ended December 31, 2013, and increased by $9.9 million during the year ended December 31, 2012. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the years ended December 31, 2012, 2013 and 2014.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2011	$55,033
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	9,887
Payment of base payment obligation with common stock	(35,000)
Balance at December 31, 2012	29,920
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	(2,210)
Balance at December 31, 2013	27,710
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,428
Payment of contingent payment obligation with common stock and cash	(11,500)
Balance at December 31, 2014	$17,638

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

6. Assets Held for Sale

Lexicon’s buildings and land have been reclassified as assets held for sale on the consolidated balance sheet as of
December 31, 2014. The Company estimated the fair value of the net assets to be sold at approximately $23.8 million as of
December 31, 2014, which represents estimated selling price less costs to sell. This resulted in an impairment loss on the assets held for sale of $13.1 million in the year ended December 31, 2014, which was recorded in impairment loss on buildings in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2014. The fair value of the net assets to be sold was determined using Level 2 inputs using sales prices in similar real estate sales and offers received from potential purchasers of the building.

7. Property and Equipment

Property and equipment at December 31, 2014 and 2013 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2014	2013
		(in thousands)
Computers and software	3-5	$9,468	$11,180
Furniture and fixtures	5-7	7,032	7,315
Laboratory equipment	3-7	12,737	34,952
Leasehold improvements	7-10	8,117	8,092
Buildings	15-40	—	59,104
Land	—	—	2,664
Total property and equipment		37,354	123,307
Less: Accumulated depreciation and amortization		(36,274)	(81,945)
Net property and equipment		$1,080	$41,362

Buildings of $59.1 million and land of $2.7 million, as well as $38.0 million of related accumulated depreciation, have been reclassified to assets held for sale (see Note 6, Assets Held for Sale) as of December 31, 2014.

8. Income Taxes

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$255,518	$238,608
Research and development tax credits	40,173	37,453
Capitalized research and development	95,946	83,375
Stock-based compensation	7,648	7,703
Deferred revenue	4,457	4,760
Other	8,681	4,712
Total deferred tax assets	412,423	376,611
Deferred tax liabilities:
Deferred tax liability related to acquisition of Symphony Icon	(18,675)	(18,745)
Total deferred tax liabilities	(18,675)	(18,745)
Less: valuation allowance	(412,423)	(376,611)
Net deferred tax liabilities	$(18,675)	$(18,745)

The $18.7 million deferred tax liability relates to the tax impact of future amortization or possible impairments associated with intangible assets acquired with Symphony Icon, which are not deductible for tax purposes. Lexicon does not believe it can estimate the reversal of the temporary difference related to the assets acquired with sufficient certainty such that the related deferred tax liability could be considered as a source of taxable income in assessing the Company’s need for a valuation allowance.

At December 31, 2014, Lexicon had both federal and state NOL carryforwards of approximately $715.8 million and $460.2 million, respectively.  The federal and state NOL carryforwards began to expire in 2011 and continued to expire in 2012.  The Company’s R&D tax credit carryforwards of approximately $40.2 million began to expire in 2012.  Utilization of the NOL and R&D credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  Based on the federal tax law limits and the Company’s cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2014, the valuation allowance increased $35.8 million, primarily due to the Company’s current year net loss.  Lexicon recorded income tax benefits of $70,000, $0 and $0 in the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2013, the Company recorded certain revisions to its deferred tax assets. The revisions reduced the deferred tax assets and valuation allowance by $13.8 million. There was no impact to the Company’s equity or operating results for any period.  As of December 31, 2014 and 2013, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2014 and 2013, the Company had no accruals for interest or penalties related to income tax matters.

9. Goodwill

On July 12, 2001, Lexicon completed the acquisition of Coelacanth Corporation in a merger. Coelacanth, now Lexicon Pharmaceuticals (New Jersey), Inc., formed the core of the Company’s division responsible for small molecule compound discovery.  The results of Lexicon Pharmaceuticals (New Jersey), Inc. are included in the Company’s results of operations for the period subsequent to the acquisition. Goodwill associated with the acquisition of $25.8 million, which represents the excess of the $36.0 million purchase price over the fair value of the underlying net identifiable assets, was assigned to the consolidated entity, Lexicon.

On July 30, 2010, Lexicon exercised its Purchase Option (as defined in Note 11) and completed the acquisition of Symphony Icon. Goodwill associated with the acquisition of $18.7 million, which represents the assets recognized in connection with the deferred tax liability acquired and did not result from excess purchase price, was assigned to the consolidated entity, Lexicon.

Goodwill is not subject to amortization, but is tested at least annually for impairment at the reporting unit level, which is the Company’s single operating segment.  The Company performed an impairment test of goodwill on its annual impairment assessment date.  This test did not result in an impairment of goodwill.

10. Debt Obligations

Convertible Debt. In November 2014, Lexicon completed an offering of $87.5 million in aggregate principal amount of its 5.25% Convertible Senior Notes due 2021 (the “Notes”). In accordance with the accounting guidance, the conversion feature did not meet the criteria for bifurcation, and the entire principal amount was recorded as long-term debt on the Company’s consolidated balance sheet.

The Notes are governed by an indenture (the “Indenture”), dated as of November 26, 2014, between the Company and Wells Fargo Bank, N.A., as trustee. The Notes bear interest at a rate of 5.25% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2015. The Notes mature on December 1, 2021. The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.

Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted Notes a number of shares of its common stock equal to the conversion rate, as described in the Indenture. The conversion rate is initially 829.1874 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $1.206 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances.

If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which is included in other assets on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of December 31, 2014, the balance of unamortized debt issuance costs was $3.3 million.

The fair value of the Notes was $81.0 million as of December 31, 2014 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.

Mortgage Loan. In April 2004, Lexicon purchased its existing laboratory and office buildings and animal facilities in The Woodlands, Texas with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. The mortgage had a principal balance of $20.2 million as of December 31, 2014. This entire balance has been classified as current liabilities on the accompanying consolidated balance sheet as of December 31, 2014 as management intends to repay the mortgage when the assets that serve as collateral for the mortgage loan are sold. These assets have been reclassified to assets held for sale as of December 31, 2014, as discussed in Note 6, Assets Held for Sale. The buildings and land that serve as collateral for the mortgage loan are included in assets held for sale at $59.1 million and $2.7 million, respectively, before accumulated depreciation, as of December 31, 2014. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

The following table includes the aggregate future principal payments of the Company’s long-term debt as of December 31, 2014. As discussed above, all of the principal due in 2015, 2016 and 2017 relate to the mortgage loan and have been classified as current portion of long-term debt in the accompanying consolidated balance sheet as of December 31, 2014:

For the Year Ending December 31
(in thousands)
2015	$1,859
2016	2,015
2017	16,293
2018	—
2019	—
Thereafter	87,500
Total debt	107,667
Less current portion	(20,167)
Total long-term debt	$87,500

11. Arrangements with Symphony Icon, Inc.

On June 15, 2007, Lexicon entered into a series of related agreements providing for the financing of the clinical development of certain of its drug candidates, including LX1032 and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates (the “Programs”). The agreements included a Novated and Restated Technology License Agreement pursuant to which the Company licensed to Symphony Icon, a then wholly-owned subsidiary of Symphony Icon Holdings LLC (“Holdings”), the Company’s intellectual property rights related to the Programs. Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the Programs.
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
Lexicon also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration Lexicon receives pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize LX1032, LX1033 or other pharmaceutical compositions modulating the same target as those drug candidates (the “LG103 Programs”), subject to certain exceptions. The contingent payments will be due if and when Lexicon receives such consideration from a Licensing Transaction. In the event Lexicon receives regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon will pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which are attributable to the development of such product, reduced by up to 50% of such sum on account of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon makes any such payment upon United States regulatory approval, Lexicon will have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval. The contingent payments may be paid in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment will be paid in common stock. On December 4, 2014, Lexicon paid $5.8 million in cash and issued 4,662,780 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving a $23 million upfront payment pursuant to the license and collaboration agreement with Ipsen Pharma SAS (see Note 16, Collaboration and License Agreements).

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through December 31, 2014, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $1.4 million during the year ended December 31, 2014, decreased by $2.2 million during the year ended December 31, 2013, and increased by $9.9 million during the year ended December 31, 2012.

12. Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an amended lease agreement which previously had an expiration date in June 2018. In March 2015, the subsidiary entered into a termination agreement whereby the lease will terminate in June 2015.  The amended lease includes escalating lease payments. Rent expense is recognized on a straight-line basis over the amended lease term.  Lexicon is the guarantor of the obligation of its subsidiary under this lease.  The Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of December 31, 2014 and 2013, respectively.  Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $1.0 million, $0.9 million and $2.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The following table includes non-cancelable, escalating future lease payments for the facility in New Jersey, without regard to the termination agreement entered into in March 2015:

For the Year Ending December 31
(in thousands)
2015	$1,075
2016	1,101
2017	1,128
2018	572
Total	$3,876

Employment Arrangements: Lexicon has entered into employment arrangements with certain of its corporate officers. Under the arrangements, each officer receives a base salary, subject to adjustment, with an annual discretionary bonus based upon specific objectives to be determined by the compensation committee. The employment arrangements are at-will and some contain non-competition agreements. The arrangements also provide for a termination clause, which requires either a six or 12-month payment based on the officer’s salary and, in some cases, payment of a specified portion of the officer’s bonus target for such year, in the event of termination.

Legal Proceedings:  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

13. Other Capital Stock Agreements

Common Stock: In October 2012, Lexicon sold 17,500,000 shares of its common stock at a price of $2.25 per share in a public offering, resulting in net proceeds of $37.1 million, after deducting underwriting discounts and commissions of $2.0 million and offering expenses of $0.2 million. Invus, L.P., Lexicon’s largest stockholder, purchased 3,000,000 of these shares. All of the net proceeds of this offering are reflected as issuance of common stock in the accompanying financial statements.

In November 2014, Lexicon sold 55,608,930 shares of its common stock at a price of $1.005 per share in a public offering, and sold 149,253,731 shares of its common stock at a price of $1.005 per share in a private placement to Artal International S.C.A, an affiliate of Invus, L.P., resulting in net proceeds of $201.9 million, after deducting underwriting discounts and commissions of $3.4 million and offering expenses of $0.6 million. All of the net proceeds of these offerings are reflected as issuance of common stock in the accompanying financial statements.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 50,000,000 shares.  No more than 15,000,000 shares may be issued pursuant to awards other than stock options and stock appreciation rights.  As of December 31, 2014, an aggregate of 50,000,000 shares of common stock had been reserved for issuance, options to purchase 22,533,242 shares and 3,130,720 restricted stock units were outstanding, 5,881,815 shares had been issued upon the exercise of stock options, 3,224,339 shares had been issued pursuant to restricted stock units and 797,700 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 1,500,000 shares.  As of December 31, 2014, an aggregate of 1,500,000 shares of common stock had been reserved for issuance, options to purchase 1,070,000 shares were outstanding, none had been issued upon the exercise of stock options and 277,480 shares had been issued pursuant to restricted stock awards granted under the Directors’ Plan.

Stock Option Activity:  The following is a summary of option activity under Lexicon’s equity incentive plans:

	2014		2013		2012
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	23,306	$2.42	21,525	$2.51	20,476	$2.84
Granted	4,502	1.68	3,490	2.13	3,441	1.84
Exercised	(223)	1.46	(572)	1.75	(636)	1.66
Expired	(3,334)	3.54	(950)	3.98	(1,231)	6.93
Forfeited	(648)	1.97	(187)	1.94	(525)	1.78
Outstanding at end of year	23,603	2.14	23,306	2.42	21,525	2.51
Exercisable at end of year	16,921	$2.27	17,378	$2.56	15,582	$2.77

The weighted average estimated grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 were $1.23, $1.59 and $1.37, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 were $43,000, $325,000 and $462,000, respectively.  The weighted average remaining contractual term of options outstanding and exercisable was 5.8 and 4.7 years, respectively, as of December 31, 2014.  At December 31, 2014, the aggregate intrinsic value of the outstanding options and the exercisable options was zero and zero, respectively.

Stock Bonus and Restricted Stock Unit Activity:

During the years ended December 31, 2014, 2013 and 2012, Lexicon granted its non-employee directors 102,560, 80,808 and 94,112 shares, respectively, of restricted stock awards. The restricted stock awards had weighed average grant date fair values of $1.56, $1.98 and $1.70 per share, respectively, and vested immediately. During the year ended December 31, 2014, Lexicon granted a consultant 57,400 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $1.60 per share and vested immediately.

During the years ended December 31, 2014, 2013 and 2012, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2013	4,242	$1.93
Granted	1,604	1.72
Vested	(1,384)	1.90
Forfeited	(1,331)	1.92
Nonvested at December 31, 2014	3,131	$1.84

Aggregate Shares Reserved for Issuance

As of December 31, 2014, an aggregate of 26,733,962 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 14,584,704 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

15. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $376,000, $511,000 and $490,000 in the years ended December 31, 2014, 2013 and 2012, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement (the “Agreement”)with Ipsen Pharma SAS (“Ipsen”) for the development and commercialization of Lexicon’s drug candidate telotristat etiprate (LX1032) outside of the United States, Canada and Japan (the “Licensed Territory”).

Under the Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat etiprate in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat etiprate in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat etiprate for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat etiprate. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Agreement, Ipsen paid Lexicon an upfront payment of $23 million. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $30 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat etiprate in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat etiprate. Lexicon’s receipt of these payments under the Agreement triggers its obligation to make certain contingent payments to Holdings (see Note 11, Arrangements with Symphony Icon, Inc.). Lexicon and Ipsen will enter into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of telotristat etiprate, and Ipsen will pay an agreed upon transfer price for such commercial supply.

The Company considered the following deliverables with respect to the revenue recognition of the $23 million upfront payment:

•The exclusive license granted to Ipsen to develop and commercialize telotristat etiprate in the Licensed
Territory;
•The development services Lexicon is performing for telotristat etiprate;
•The obligation to participate in committees which govern the development of telotristat etiprate until commercialization; and
•The obligation to supply commercial supply of telotristat etiprate, under a commercial supply agreement.

The Company determined that the license had stand-alone value because it is an exclusive license that gives Ipsen the right to develop and commercialize telotristat etiprate or to sublicense its rights. In addition, telotristat etiprate is currently in development and it is possible that Ipsen or another third party could conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Agreement to be separate units of accounting. The Company recognized the portion of the consideration allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services and the obligation to participate in committees over the period of time Lexicon performs services, currently expected to be through mid-2017.

Due to the inherent uncertainty in obtaining regulatory approval, the applicability of the commercial supply agreement is outside the control of Lexicon and Ipsen. Accordingly, the Company has determined the commercial supply agreement is a contingent deliverable at the onset of the Agreement. As a result, the Company has determined the commercial supply agreement does not meet the definition of a deliverable that needs to be accounted for at the inception of the arrangement. The Company has also determined that there is no significant and incremental discount related to the commercial supply agreement that should be accounted for at the inception of the arrangement.

The Company determined that the initial allocable arrangement consideration was the $23 million upfront payment because it was the only payment that was fixed and determinable at the inception of the arrangement. There was considerable uncertainty at the date of the agreement as to whether Lexicon would earn milestone payments, royalty payments or payments for finished drug product. As such, the Company did not include those payments in the allocable consideration. The Company allocated the allocable consideration based on the relative best estimate of selling price of each unit of accounting. The Company estimated the selling price of the license deliverable by applying a probability-based income approach utilizing an appropriate discount rate. The significant inputs the Company used to determine the projected income of the license included: estimated future product sales, estimated cost of goods sold, estimated operating expenses, income taxes, and an appropriate discount rate. The Company estimated the selling price of the development services by using internal estimates of the cost to hire third parties to perform the services over the expected period to perform the development. The Company estimated the selling price of the obligation to participate in committees by using internal estimates of the number of internal hours and salary and benefits costs to perform these services.

As a result of the allocation, the Company recognized $21.2 million of the $23 million upfront payment for the license in 2014. The Company is recognizing the $1.6 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Revenue recognized under the Agreement was $21.4 million for the year ended December 31, 2014.

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

Under the terms of the award, Lexicon is responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016.  Lexicon will obtain credits based on funding received by TIGM and certain related parties from sources other than the State of Texas that it may offset against its potential liability for any job creation shortfalls.  Lexicon will also obtain credits against future jobs commitment liabilities for any surplus jobs it creates.  Subject to these credits, if Lexicon fails to create the specified number of jobs, the state may require Lexicon to repay $2,415 for each job Lexicon falls short beginning in 2013.  Lexicon’s maximum aggregate exposure for such payments, if Lexicon fails to create any new jobs, is approximately $14.2 million, including $2.5 million through 2015, without giving effect to any credits to which Lexicon may be entitled.  Lexicon has recorded this obligation as deferred revenue and accounts payable in the accompanying consolidated balance sheets.  The Texas A&M University System, together with TIGM, has independent job creation obligations and is obligated for an additional period to maintain an aggregate of 5,000 jobs, inclusive of those Lexicon creates.

17. Restructuring Charges

In January 2014, Lexicon’s board of directors committed to narrow its strategic initiatives and focus resources on its late-stage drug development programs, principally sotagliflozin (LX4211) for diabetes and telotristat etiprate (LX1032) for carcinoid syndrome, in preparation for the transition to commercialization. The decision resulted in a workforce reduction of approximately 125 employees, primarily in research, discovery and support positions, representing approximately 50% of the Company’s total workforce. The Company completed the majority of the workforce reduction by the end of the second quarter of 2014.

The Company currently expects that the total charges associated with the restructuring which will result in cash expenditures will be approximately $5.7 million (which includes charges for severance of approximately $5.3 million and other restructuring costs of approximately $0.4 million), of which $5.6 million was incurred through December 31, 2014. Of this charge, $4.9 million was recorded in research and development expense and $0.7 million was recorded in general and administrative expense in the accompanying consolidated statement of comprehensive loss for the year ended December 31,

2014. In addition, the Company recorded stock-based compensation expense on the acceleration of vesting relating to the restructuring of $0.1 million in the year ended December 31, 2014. Future payments of restructuring charges, which have been recorded in accrued liabilities in the accompanying consolidated balance sheet, were $0.3 million as of December 31, 2014.

18. Selected Quarterly Financial Data

The table below sets forth certain unaudited statements of comprehensive loss data, and net loss per common share data, for each quarter of 2014 and 2013:

(in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
		(Unaudited)
2014
Revenues	$277	$676	$419	$21,482
Loss from operations	$(30,472)	$(26,111)	$(40,336)	$(3,447)
Consolidated net loss	$(30,835)	$(26,028)	$(40,498)	$(2,933)
Consolidated net loss per common share, basic and diluted	$(0.06)	$(0.05)	$(0.08)	$—
Shares used in computing consolidated net loss per common share	513,955	514,623	514,796	593,694
2013
Revenues	$360	$214	$238	$1,410
Loss from operations	$(25,555)	$(28,624)	$(31,216)	$(16,976)
Consolidated net loss	$(25,974)	$(29,080)	$(31,658)	$(17,414)
Consolidated net loss per common share, basic and diluted	$(0.05)	$(0.06)	$(0.06)	$(0.03)
Shares used in computing consolidated net loss per common share	512,428	513,083	513,419	513,523