Form 10-Q
period 2015-03-31
LEXICON PHARMACEUTICALS, INC.
filed 2015-05-05
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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

As of May 1, 2015, 725,294,841 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$41,960	$137,266
Short-term investments, including restricted investments of $430	273,137	202,073
Accounts receivable, net of allowances of $35	170	1,035
Assets held for sale	23,849	23,849
Prepaid expenses and other current assets	3,194	4,764
Total current assets	342,310	368,987
Property and equipment, net of accumulated depreciation and amortization of $35,899 and $36,274, respectively	732	1,080
Goodwill	44,543	44,543
Other intangible assets	53,357	53,357
Other assets	3,740	3,409
Total assets	$444,682	$471,376
Liabilities and Equity
Current liabilities:
Accounts payable	$12,142	$13,064
Accrued liabilities	11,769	10,120
Current portion of deferred revenue	2,311	1,618
Current portion of long-term debt	19,711	20,167
Total current liabilities	45,933	44,969
Deferred revenue, net of current portion	11,708	12,679
Long-term debt	87,500	87,500
Deferred tax liabilities	18,675	18,675
Other long-term liabilities	23,259	23,535
Total liabilities	187,075	187,358
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 900,000 shares authorized; 726,807 and 725,641 shares issued, respectively	727	726
Additional paid-in capital	1,391,932	1,389,997
Accumulated deficit	(1,132,328)	(1,104,252)
Accumulated other comprehensive gain (loss)	23	(63)
Treasury stock, at cost, 1,662 and 1,281 shares, respectively	(2,747)	(2,390)
Total equity	257,607	284,018
Total liabilities and equity	$444,682	$471,376

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Collaborative agreements	$1,792	$172
Subscription and license fees	—	105
Total revenues	1,792	277
Operating expenses:
Research and development, including stock-based compensation of $1,104 and $1,458, respectively	20,865	23,953
Increase in fair value of Symphony Icon, Inc. purchase liability	1,753	1,142
General and administrative, including stock-based compensation of $849 and $792, respectively	5,701	5,654
Total operating expenses	28,319	30,749
Loss from operations	(26,527)	(30,472)
Interest expense	(1,702)	(457)
Interest and other income, net	153	94
Consolidated net loss	$(28,076)	$(30,835)
Consolidated net loss per common share, basic and diluted	$(0.04)	$(0.06)
Shares used in computing consolidated net loss per common share, basic and diluted	724,613	513,955

Other comprehensive loss:
Unrealized gain on investments	86	8
Comprehensive loss	$(27,990)	$(30,827)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2013	514,349	$514	$1,175,108	$(1,003,958)	$2	$(1,503)	$170,163
Stock-based compensation	—	—	2,250	—	—	—	2,250
Issuance of common stock under Equity Incentive Plans	1,435	2	74	—	—	—	76
Repurchase of common stock	—	—	—	—	—	(887)	(887)
Net loss	—	—	—	(30,835)	—	—	(30,835)
Unrealized gain on investments	—	—	—	—	8	—	8
Balance at March 31, 2014	515,784	$516	$1,177,432	$(1,034,793)	$10	$(2,390)	$140,775

Balance at December 31, 2014	725,641	$726	$1,389,997	$(1,104,252)	$(63)	$(2,390)	$284,018
Stock-based compensation	—	—	1,953	—	—	—	1,953
Issuance of common stock under Equity Incentive Plans	1,166	1	(1)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Net loss	—	—	—	(28,076)	—	—	(28,076)
Unrealized gain on investments	—	—	—	—	86	—	86
Other	—	—	(17)	—	—	—	(17)
Balance at March 31, 2015	726,807	$727	$1,391,932	$(1,132,328)	$23	$(2,747)	$257,607

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(28,076)	$(30,835)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	355	644
Impairment of fixed assets	—	242
Increase in fair value of Symphony Icon, Inc. purchase liability	1,753	1,142
Stock-based compensation	1,953	2,250
Amortization of debt issuance costs	62	—
(Gain) loss on disposal of property and equipment	6	(264)
Changes in operating assets and liabilities:
Decrease in accounts receivable	865	319
(Increase) decrease in prepaid expenses and other current assets	1,570	(1,934)
(Increase) decrease in other assets	(393)	11
Decrease in accounts payable and other liabilities	(1,302)	(1,876)
Decrease in deferred revenue	(278)	(18)
Net cash used in operating activities	(23,485)	(30,319)
Cash flows from investing activities:
Purchases of property and equipment	(17)	(28)
Proceeds from disposal of property and equipment	4	809
Purchases of investments	(70,978)	(20,651)
Maturities of investments	—	60,438
Net cash provided by (used in) investing activities	(70,991)	40,568
Cash flows from financing activities:
Proceeds from issuance of common stock	—	76
Repurchase of common stock	(357)	(887)
Repayment of debt borrowings	(456)	(420)
Other financing activities	(17)	—
Net cash used in financing activities	(830)	(1,231)
Net increase (decrease) in cash and cash equivalents	(95,306)	9,018
Cash and cash equivalents at beginning of period	137,266	37,499
Cash and cash equivalents at end of period	$41,960	$46,517

Supplemental disclosure of cash flow information:
Cash paid for interest	$412	$447

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on investments	$86	$8

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

2.	Net Loss Per Share

Net loss per share is computed using the weighted average number of shares of common stock outstanding during the applicable period and excludes shares underlying convertible debt, stock options and restricted stock units because they are antidilutive.  There are no differences between basic and diluted net loss per share for all periods presented.

3.	Stock-Based Compensation

The Company recorded $2.0 million and $2.3 million of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2015 and 2014:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2015:
Employees	63%	1.2%	4	—%
Officers and non-employee directors	81%	1.9%	8	—%
March 31, 2014:
Employees	66%	1.1%	4	—%
Officers and non-employee directors	80%	2.3%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2014	23,603	$2.14
Granted	6,661	0.89
Expired	(585)	5.66
Forfeited	(408)	1.33
Outstanding at March 31, 2015	29,271	1.80
Exercisable at March 31, 2015	17,627	$2.12

During the three months ended March 31, 2015, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2014	3,131	$1.84
Granted	3,166	0.89
Vested	(1,166)	1.84
Forfeited	(336)	1.34
Nonvested at March 31, 2015	4,795	$1.25

4.	Recent Accounting Pronouncements
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

5.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2015 and December 31, 2014 are as follows:

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$41,960	$—	$—	$41,960
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	272,562	50	(27)	272,585
Total short-term investments	$273,114	$50	$(27)	$273,137
Total cash and cash equivalents and investments	$315,074	$50	$(27)	$315,097

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$137,266	$—	$—	$137,266
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	201,584	3	(66)	201,521
Total short-term investments	$202,136	$3	$(66)	$202,073
Total cash and cash equivalents and investments	$339,402	$3	$(66)	$339,339

There were no realized gains or losses for the three months ended March 31, 2015, and no realized gains or losses for the three months ended March 31, 2014. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of March 31, 2015 and December 31, 2014.

	Assets and Liabilities at Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$41,960	$—	$—	$41,960
Short-term investments	272,585	552	—	273,137
Total cash and cash equivalents and investments	$314,545	$552	$—	$315,097
Liabilities
Other long-term liabilities	$—	$—	$18,641	$18,641
Total liabilities	$—	$—	$18,641	$18,641

	Assets and Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$137,266	$—	$—	$137,266
Short-term investments	201,521	552	—	202,073
Total cash and cash equivalents and investments	$338,787	$552	$—	$339,339
Liabilities
Other long-term liabilities	$—	$—	$17,638	$17,638
Total liabilities	$—	$—	$17,638	$17,638

The Company’s Level 3 liabilities, which consists of the Symphony Icon purchase consideration liability, is estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the three months ended March 31, 2015 and 2014.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2014	$17,638
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,753
Reclassification to accounts payable for payment due of contingent payment obligation with cash	(750)
Balance at March 31, 2015	$18,641

Balance at December 31, 2013	$27,710
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,142
Balance at March 31, 2014	$28,852
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

7.     Assets Held for Sale

Lexicon’s buildings and land have been reclassified as assets held for sale on the consolidated balance sheet as of March 31, 2015. The Company estimated the fair value of the net assets to be sold at approximately $23.8 million as of March 31, 2015, which represents estimated selling price less costs to sell. The fair value of the net assets to be sold was determined using Level 2 inputs using sales prices in similar real estate sales and offers received from potential purchasers of the building.

8.	Debt Obligations
Convertible Debt. In November 2014, Lexicon completed an offering of $87.5 million in aggregate principal amount of its 5.25% Convertible Senior Notes due 2021 (the “Notes”). The conversion feature did not meet the criteria for bifurcation as required by generally accepted accounting principles and the entire principal amount was recorded as long-term debt on the Company’s consolidated balance sheet.
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
In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which is included in other assets on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of March 31, 2015, the balance of unamortized debt issuance costs was $3.2 million.
The fair value of the Notes was $87.5 million as of March 31, 2015 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $19.7 million as of March 31, 2015. This entire balance has been classified as current liabilities on the accompanying consolidated balance sheet as of March 31, 2015 as management intends to repay the mortgage when the assets that serve as collateral for the mortgage loan are sold. These assets have been reclassified to assets held for sale as of March 31, 2015 and December 31, 2014, as discussed in Note 7, Assets Held for Sale. The buildings and land that serve as collateral for the mortgage loan are included in assets held for sale at $59.1 million and $2.7 million, respectively, before accumulated depreciation, as of March 31, 2015. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

9.	Arrangements with Symphony Icon, Inc.

On June 15, 2007, Lexicon entered into a series of related agreements providing for the financing of the clinical development of certain of its drug candidates, including telotristat etiprate (LX1032) and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates (the “Programs”). The agreements included a Novated and Restated Technology License Agreement pursuant to which the Company licensed to Symphony Icon, a then wholly-owned subsidiary of Symphony Icon Holdings LLC (“Holdings”), the Company's intellectual property rights related to the Programs. Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the Programs.
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
Lexicon also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration Lexicon receives pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize telotristat etiprate, LX1033 or other pharmaceutical compositions modulating the same target as those drug candidates (the “LG103 Programs”), subject to certain exceptions. The contingent payments will be due if and when Lexicon receives such consideration from a Licensing Transaction. In the event Lexicon receives regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon will pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which are attributable to the development of such product, reduced by up to 50% of such sum on account of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon makes any such payment upon United States regulatory approval, Lexicon will have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval. The contingent payments may be paid in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment will be paid in common stock. On December 4, 2014, Lexicon paid $5.8 million in cash and issued 4,662,780 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to Lexicon’s license and collaboration agreement with Ipsen Pharma SAS. On April 24, 2015, Lexicon paid $0.75 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015 (see Note 11, Collaboration and License Agreements).
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through March 31, 2015, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the three months ended March 31, 2015 and 2014, the fair value of the Symphony Icon purchase consideration liability increased by $1.8 million and $1.1 million, respectively.
10.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases laboratory and office space in Hopewell, New Jersey under an amended lease agreement which previously had an expiration date in June 2018. In March 2015, the subsidiary entered into a termination agreement whereby the lease will terminate in June 2015 and a separate lease agreement, the term of which begins in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under these lease agreements.  The maximum potential amount of future payments the Company could be required to make under these agreements is $4.5 million as of March 31, 2015. Under its current lease, the Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of March 31, 2015 and December 31, 2014, respectively. Additionally, Lexicon leases certain equipment under operating leases.

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
Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was amended in March 2015 (collectively, the “Agreement”) with Ipsen Pharma SAS (“Ipsen”) for the development and commercialization of Lexicon’s drug candidate telotristat etiprate (LX1032) outside of the United States and Japan (the “Licensed Territory”).
Under the Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat etiprate in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat etiprate in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat etiprate for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat etiprate. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Agreement, Ipsen has paid Lexicon an aggregate of $24.5 million through March 31, 2015. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $34 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat etiprate in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat etiprate. Lexicon’s receipt of these payments under the Agreement triggers its obligation to make certain contingent payments to Holdings (see Note 9, Arrangements with Symphony Icon, Inc.). Lexicon and Ipsen will enter into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of telotristat etiprate, and Ipsen will pay an agreed upon transfer price for such commercial supply.
The Company considered the following deliverables with respect to the revenue recognition of the $24.5 million upfront payments:

•	The exclusive license granted to Ipsen to develop and commercialize telotristat etiprate in the Licensed Territory;
•The development services Lexicon is performing for telotristat etiprate;

•	The obligation to participate in committees which govern the development of telotristat etiprate until commercialization; and
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
The Company determined that the initial allocable arrangement consideration was the $24.5 million upfront payments because they were the only payments that were fixed and determinable at the inception of the arrangement. There was considerable uncertainty at the date of the agreement as to whether Lexicon would earn milestone payments, royalty payments or payments for finished drug product. As such, the Company did not include those payments in the allocable consideration. The Company allocated the allocable consideration based on the relative best estimate of selling price of each unit of accounting. The Company estimated the selling price of the license deliverable by applying a probability-based income approach utilizing an appropriate discount rate. The significant inputs the Company used to determine the projected income of the license included: estimated future product sales, estimated cost of goods sold, estimated operating expenses, income taxes, and an appropriate discount rate. The Company estimated the selling price of the development services by using internal estimates of the cost to hire third parties to perform the services over the expected period to perform the development. The Company estimated the selling price of the obligation to participate in committees by using internal estimates of the number of internal hours and salary and benefits costs to perform these services.
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Revenue recognized under the Agreement was $1.7 million for the three months ended March 31, 2015.

12.	Subsequent Event

In April 2015, Lexicon announced that it will effect a reverse stock split at a ratio of one share of newly issued common stock for each seven shares of issued and outstanding common stock.  Lexicon anticipates that the reverse stock split will be effective on May 20, 2015, and that its common stock will commence trading on a split-adjusted basis on May 21, 2015.  Upon effectiveness of the reverse stock split, each seven shares of issued and outstanding common stock will be automatically converted into one newly issued and outstanding share of common stock.  Proportional adjustments will also be made to all shares of common stock issuable under Lexicon’s equity incentive plans and upon conversion of Lexicon’s Notes.  Concurrent with the reverse stock split, the authorized shares of common stock will be reduced from 900 million to 225 million.  No fractional shares will be issued in connection with the reverse stock split.  Any fractional share of common stock that would otherwise have resulted from the reverse stock split will be converted into cash payments equal to such fraction multiplied by the closing sales price of the common stock as last reported on the last trading day immediately preceding the effective date of the reverse stock split.

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

•
We are developing sotagliflozin, or LX4211, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have completed two Phase 2 clinical trials of sotagliflozin in type 2 diabetes patients and an additional clinical trial of sotagliflozin in type 2 diabetes patients with renal impairment. We have also completed a Phase 2 clinical trial of sotagliflozin in type 1 diabetes patients. We are presently conducting Phase 3 development of sotagliflozin in type 1 diabetes and an additional Phase 2 clinical trial of sotagliflozin in a younger adult type 1 diabetes population in collaboration with JDRF. We do not intend to continue development of sotagliflozin in type 2 diabetes unless we enter into a collaboration partnership.

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
Since our inception, we have incurred significant losses and, as of March 31, 2015, we had an accumulated deficit of $1.1 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2015	2014
Total revenues	$1.8	$0.3
Dollar increase	$1.5
Percentage increase	547%

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended March 31, 2015 increased from $0.2 million to $1.8 million, primarily due to revenues recognized from the license and collaboration with Ipsen Pharma SAS.

•	Subscription and license fees – Revenue from subscriptions and license fees for the three months ended March 31, 2015 decreased from $0.1 million to none.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2015	2014
Total research and development expense	$20.9	$24.0
Dollar decrease	$(3.1)
Percentage decrease	(13)%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, and stock-based compensation expense.

•
Third-party and other services – Third-party and other services for the three months ended March 31, 2015 increased 48% to $13.9 million as compared to the corresponding period in 2014, primarily due to increases in external clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended March 31, 2015 decreased 62% to $3.7 million, as compared to the corresponding period in 2014, primarily due to reductions in our personnel in 2014. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2015 decreased 48% to $1.1 million, as compared to the corresponding period in 2014, primarily due to reductions in depreciation expense, laboratory equipment costs, utilities expense and rent expense.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2015 decreased 24% to $1.1 million, as compared to the corresponding period in 2014.

•	Other – Other costs for the three months ended March 31, 2015 decreased 18% to $1.0 million, as compared to the corresponding period in 2014.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $1.8 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively (see Note 9, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2015	2014
Total general and administrative expense	$5.7	$5.7
Dollar increase	$—
Percentage increase	1%
General and administrative expenses consist primarily of personnel costs to support our research and development activities, professional fees such as legal fees, stock-based compensation expenses, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended March 31, 2015 decreased 9% to $2.8 million, as compared to the corresponding period in 2014, primarily due to reductions in our personnel in 2014. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Professional fees – Professional fees for the three months ended March 31, 2015 increased 10% to $1.2 million, as compared to the corresponding period in 2014.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2015 was
$0.8 million, consistent with the corresponding period in 2014.

•	Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2015 decreased 30% to $0.3 million, as compared to the corresponding period in 2014.

•	Other – Other costs for the three months ended March 31, 2015 increased 91% to $0.6 million, as compared to the corresponding period in 2014.

Interest Expense and Interest and Other Income (Expense), Net
Interest Expense.  Interest expense for the three months ended March 31, 2015 and 2014 was $1.7 million and $0.5 million, respectively.

Interest and Other Income (Expense), Net. Interest and other income, net for the three months ended March 31, 2015 and 2014 was $0.2 million and $0.1 million, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss decreased to $28.1 million in the three months ended March 31, 2015 from $30.8 million in the corresponding period in 2014. Consolidated net loss per common share decreased to $0.04 in the three months ended March 31, 2015 from $0.06 in the corresponding period in 2014.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through March 31, 2015, we had received net proceeds of $1.2 billion from issuances of common and preferred stock. In addition, from our inception through March 31, 2015, we received $482.9 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $469.4 million had been recognized as revenues through March 31, 2015.
As of March 31, 2015, we had $315.1 million in cash, cash equivalents and investments. As of December 31, 2014, we had $339.3 million in cash, cash equivalents and investments. We used cash of $23.5 million in operations in the three months ended March 31, 2015. This consisted primarily of the consolidated net loss for the period of $28.1 million, partially offset by non-cash charges of $2.0 million related to stock-based compensation expense, $1.8 million related to the increase in fair value of the Symphony Icon purchase liability, a net decrease in other operating assets net of liabilities of $0.5 million and $0.4 million related to depreciation expense. Investing activities used cash of $71.0 million in the three months ended March 31, 2015, primarily due to purchases of investments of $71.0 million. Financing activities used cash of $0.8 million primarily due to repayment of debt borrowings of $0.5 million and repurchase of common stock of $0.4 million.
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
We also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration we receive pursuant to any licensing transaction under which we grant a third party rights to commercialize telotristat etiprate, LX1033 or other pharmaceutical compositions modulating the same target as those drug candidates, which we refer to as the “LG103 programs,” subject to certain exceptions. The contingent payments will be due if and when we receive such consideration from such a licensing transaction. In the event we receive regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 programs prior to entering into such a licensing transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a licensing transaction, we will pay Holdings the sum of $15 million and the amount of certain expenses we incurred after our exercise of the purchase option which are attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such licensing transaction outside of the United States with respect to such product. In the event we make any such payment upon United States regulatory approval, we will have no obligation to make subsequent contingent payments attributable to any such licensing transactions for the commercialization of such product outside the United States until the proceeds of such licensing transactions exceed 50% of the payment made as a result of such United States regulatory approval.
The contingent payments may be paid in cash or a combination of cash and common stock, in our discretion, provided that no more than 50% of any contingent payment will be paid in common stock. On December 4, 2014, we paid $5.8 million in cash and issued 4,662,780 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to our license and collaboration agreement with Ipsen Pharma SAS. On April 24, 2015, we paid $0.75 million in cash to Holdings in satisfaction of our contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015 (see Note 11, Collaboration and License Agreements, of the Notes to Consolidated Financial Statements, for more information).
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
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $19.7 million as of March 31, 2015. The buildings and land that serve as collateral for the mortgage have been classified as assets held for sale as of March 31, 2015, and management has reclassified all of the mortgage loan as current liabilities as the loan will be repaid upon sale of the buildings and land.
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
In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease. We are the guarantor of the obligations of our subsidiary under the lease.
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
We had approximately $315.1 million in cash and cash equivalents and short-term investments as of March 31, 2015. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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

•	We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

•	Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

•	We have substantial indebtedness that may limit cash flow available to invest in the ongoing needs of our business.

•
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

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2015	—		$—		—	—
February 1-28, 2015	—		$—		—	—
March 1-31, 2015	380,454	(1)	$0.94	(2)	—	—

(1)
Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2011, February 2012, February 2013 and February 2014 under our Equity Incentive Plan with respect to the vesting of such restricted stock units.

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

Item 6.	Exhibits

Exhibit No.		Description
†10.1	—	First Amendment to License and Collaboration Agreement, dated March 17, 2015, with Ipsen Pharma SAS
10.2	—	Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company
10.3	—	First Amendment, dated May 30, 2006, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	May 5, 2015	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	May 5, 2015	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
†10.1	—	First Amendment to License and Collaboration Agreement, dated March 17, 2015, with Ipsen Pharma SAS
10.2	—	Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company
10.3	—	First Amendment, dated May 30, 2006, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.