Form 10-Q
period 2015-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2015-08-07
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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

As of August 4, 2015, 103,613,400 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,744	$137,266
Short-term investments, including restricted investments of $430	272,739	202,073
Accounts receivable, net of allowances of $35	316	1,035
Assets held for sale	23,849	23,849
Prepaid expenses and other current assets	7,151	4,764
Total current assets	313,799	368,987
Property and equipment, net of accumulated depreciation and amortization of $18,672 and $36,274, respectively	684	1,080
Goodwill	44,543	44,543
Other intangible assets	53,357	53,357
Other assets	3,581	3,409
Total assets	$415,964	$471,376
Liabilities and Equity
Current liabilities:
Accounts payable	$11,291	$13,064
Accrued liabilities	10,807	10,120
Current portion of deferred revenue	2,218	1,618
Current portion of long-term debt	19,255	20,167
Total current liabilities	43,571	44,969
Deferred revenue, net of current portion	11,708	12,679
Long-term debt	87,500	87,500
Deferred tax liabilities	18,675	18,675
Other long-term liabilities	23,036	23,535
Total liabilities	184,490	187,358
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 and 128,571 shares authorized; 103,851 and 103,663 shares issued, respectively	104	104
Additional paid-in capital	1,394,421	1,390,619
Accumulated deficit	(1,160,402)	(1,104,252)
Accumulated other comprehensive gain (loss)	98	(63)
Treasury stock, at cost, 237 and 183 shares, respectively	(2,747)	(2,390)
Total equity	231,474	284,018
Total liabilities and equity	$415,964	$471,376

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Collaborative agreements	$338	$627	$2,130	$799
Subscription and license fees	38	49	38	154
Total revenues	376	676	2,168	953
Operating expenses:
Research and development, including stock-based compensation of $868, $940, $1,972 and $2,398, respectively	20,769	21,187	41,634	45,140
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	(12)	448	1,741	1,590
General and administrative, including stock-based compensation of $920, $900, $1,769 and $1,692, respectively	6,307	5,152	12,008	10,806
Total operating expenses	27,064	26,787	55,383	57,536
Loss from operations	(26,688)	(26,111)	(53,215)	(56,583)
Interest expense	(1,655)	(455)	(3,357)	(912)
Interest and other income, net	269	538	422	632
Consolidated net loss	$(28,074)	$(26,028)	$(56,150)	$(56,863)
Consolidated net loss per common share, basic and diluted	$(0.27)	$(0.35)	$(0.54)	$(0.77)
Shares used in computing consolidated net loss per common share, basic and diluted	103,608	73,518	103,562	73,470

Other comprehensive loss:
Unrealized gain (loss) on investments	75	(5)	161	3
Comprehensive loss	$(27,999)	$(26,033)	$(55,989)	$(56,860)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2013	73,478	$73	$1,175,549	$(1,003,958)	$2	$(1,503)	$170,163
Stock-based compensation	—	—	4,090	—	—	—	4,090
Issuance of common stock under Equity Incentive Plans	228	1	161	—	—	—	162
Repurchase of common stock	—	—	—	—	—	(887)	(887)
Net loss	—	—	—	(56,863)	—	—	(56,863)
Unrealized gain on investments	—	—	—	—	3	—	3
Balance at June 30, 2014	73,706	$74	$1,179,800	$(1,060,821)	$5	$(2,390)	$116,668

Balance at December 31, 2014	103,663	$104	$1,390,619	$(1,104,252)	$(63)	$(2,390)	$284,018
Stock-based compensation	—	—	3,741	—	—	—	3,741
Issuance of common stock under Equity Incentive Plans	188	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Net loss	—	—	—	(56,150)	—	—	(56,150)
Unrealized gain on investments	—	—	—	—	161	—	161
Other	—	—	61	—	—	—	61
Balance at June 30, 2015	103,851	$104	$1,394,421	$(1,160,402)	$98	$(2,747)	$231,474

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(56,150)	$(56,863)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	601	1,198
Impairment of fixed assets	—	242
Increase in fair value of Symphony Icon, Inc. purchase liability	1,741	1,590
Stock-based compensation	3,741	4,090
Amortization of debt issuance costs	241	25
Gain on disposal of property and equipment	(59)	(733)
Changes in operating assets and liabilities:
Decrease in accounts receivable	719	509
Increase in prepaid expenses and other current assets	(2,387)	(2,706)
(Increase) decrease in other assets	(413)	26
Increase (decrease) in accounts payable and other liabilities	(3,326)	2,692
Decrease in deferred revenue	(371)	(44)
Net cash used in operating activities	(55,663)	(49,974)
Cash flows from investing activities:
Purchases of property and equipment	(480)	(39)
Proceeds from disposal of property and equipment	334	1,517
Purchases of investments	(70,505)	(20,651)
Maturities of investments	—	60,964
Net cash provided by (used in) investing activities	(70,651)	41,791
Cash flows from financing activities:
Proceeds from issuance of common stock	—	162
Repurchase of common stock	(357)	(887)
Repayment of debt borrowings	(912)	(839)
Other financing activities	61	(27)
Net cash used in financing activities	(1,208)	(1,591)
Net decrease in cash and cash equivalents	(127,522)	(9,774)
Cash and cash equivalents at beginning of period	137,266	37,499
Cash and cash equivalents at end of period	$9,744	$27,725

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,184	$896

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on investments	$161	$3

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
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

The Company recorded $1.8 million and $1.8 million of stock-based compensation expense for the three months ended June 30, 2015 and 2014, respectively. The Company recorded $3.7 million and $4.1 million of stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2015 and 2014:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2015:
Employees	63%	1.2%	4	—%
Officers and non-employee directors	81%	1.8%	8	—%
June 30, 2014:
Employees	66%	1.1%	4	—%
Officers and non-employee directors	80%	2.3%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2014	3,372	$14.98
Granted	1,091	6.39
Expired	(167)	28.55
Forfeited	(62)	9.53
Outstanding at June 30, 2015	4,234	12.31
Exercisable at June 30, 2015	2,516	$14.69

During the six months ended June 30, 2015, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2014	447	$12.88
Granted	452	6.23
Vested	(167)	12.91
Forfeited	(56)	9.70
Nonvested at June 30, 2015	676	$8.69

During the six months ended June 30, 2015, Lexicon granted its non-employee directors 21,360 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $7.49 per share and vested immediately.

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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on Lexicon’s consolidated financial statements.

5.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2015 and December 31, 2014 are as follows:

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$9,744	$—	$—	$9,744
Securities maturing within one year:
Certificates of deposit	553	—	—	553
U.S. treasury securities	272,088	1,241	(1,143)	272,186
Total short-term investments	$272,641	$1,241	$(1,143)	$272,739
Total cash and cash equivalents and investments	$282,385	$1,241	$(1,143)	$282,483

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$137,266	$—	$—	$137,266
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	201,584	3	(66)	201,521
Total short-term investments	$202,136	$3	$(66)	$202,073
Total cash and cash equivalents and investments	$339,402	$3	$(66)	$339,339

There were no realized gains or losses for the six months ended June 30, 2015, and no realized gains or losses for the six months ended June 30, 2014. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of June 30, 2015 and December 31, 2014.

	Assets and Liabilities at Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$9,744	$—	$—	$9,744
Short-term investments	272,186	553	—	272,739
Total cash and cash equivalents and investments	$281,930	$553	$—	$282,483
Liabilities
Other long-term liabilities	$—	$—	$18,629	$18,629
Total liabilities	$—	$—	$18,629	$18,629

	Assets and Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$137,266	$—	$—	$137,266
Short-term investments	201,521	552	—	202,073
Total cash and cash equivalents and investments	$338,787	$552	$—	$339,339
Liabilities
Other long-term liabilities	$—	$—	$17,638	$17,638
Total liabilities	$—	$—	$17,638	$17,638

The Company’s Level 3 liabilities, which consist of the Symphony Icon purchase consideration liability, is estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the six months ended June 30, 2015 and 2014.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2014	$17,638
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,741
Payment of contingent payment obligation with cash	(750)
Balance at June 30, 2015	$18,629

Balance at December 31, 2013	$27,710
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,590
Balance at June 30, 2014	$29,300
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

7.     Assets Held for Sale

Lexicon’s buildings and land have been reclassified as assets held for sale on the consolidated balance sheet as of June 30, 2015. The Company estimated the fair value of the net assets to be sold at approximately $23.8 million as of June 30, 2015, which represents estimated selling price less costs to sell. The fair value of the net assets to be sold was determined using Level 2 inputs using sales prices in similar real estate sales and offers received from potential purchasers of the building as well as considering future cash flows that may be generated from leasing the building.

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
Holders of the Notes may convert their Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted Notes a number of shares of its common stock equal to the conversion rate, as described in the Indenture. The conversion rate is initially 118.4553 shares of common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of $8.442 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event in certain circumstances.
If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which is included in other assets on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of June 30, 2015, the balance of unamortized debt issuance costs was $3.1 million.
The fair value of the Notes was $100.7 million as of June 30, 2015 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $19.3 million as of June 30, 2015. This entire balance has been classified as current liabilities on the accompanying consolidated balance sheet as of June 30, 2015 as management intends to repay the mortgage when the assets that serve as collateral for the mortgage loan are sold. These assets have been reclassified to assets held for sale as of June 30, 2015 and December 31, 2014, as discussed in Note 7, Assets Held for Sale. The buildings and land that serve as collateral for the mortgage loan are included in assets held for sale at $59.1 million and $2.7 million, respectively, before accumulated depreciation, as of June 30, 2015. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

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
Under a Share Purchase Agreement, dated June 15, 2007, between the Company and Holdings, the Company issued and sold to Holdings 1,092,946 shares of its common stock on June 15, 2007 in exchange for $15 million and an exclusive purchase option (the “Purchase Option”) that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. On July 30, 2010, Lexicon entered into an Amended and Restated Purchase Option Agreement with Symphony Icon and Holdings and simultaneously exercised the Purchase Option, thereby reacquiring the Programs. Pursuant to the amended terms of the Purchase Option, Lexicon paid Holdings $10 million on July 30, 2010 and issued 1,891,074 shares of common stock to designees of Holdings on July 30, 2012 in satisfaction of an additional $35 million base payment obligation.
Lexicon also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration Lexicon receives pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize telotristat etiprate, LX1033 or other pharmaceutical compositions modulating the same target as those drug candidates (the “LG103 Programs”), subject to certain exceptions. The contingent payments will be due if and when Lexicon receives such consideration from a Licensing Transaction. In the event Lexicon receives regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon will pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which are attributable to the development of such product, reduced by up to 50% of such sum on account of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon makes any such payment upon United States regulatory approval, Lexicon will have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval. The contingent payments may be paid in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment will be paid in common stock. On December 4, 2014, Lexicon paid $5.8 million in cash and issued 666,111 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to Lexicon’s license and collaboration agreement with Ipsen Pharma SAS. On April 24, 2015, Lexicon paid $0.75 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015 (see Note 12, Collaboration and License Agreements).
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through June 30, 2015, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the six months ended June 30, 2015 and 2014, the fair value of the Symphony Icon purchase consideration liability increased by $1.7 million and $1.6 million, respectively.
In August 2015, Lexicon announced that the pivotal TELESTAR Phase 3 clinical trial met its primary endpoint, showing the benefit of oral telotristat etiprate in treating cancer patients with carcinoid syndrome that is not adequately controlled by the current standard of care.  Had the results of the TELESTAR Phase 3 clinical trial been known prior to June 30, 2015, the Company would have increased the fair value of the Symphony Icon purchase liability on its consolidated balance sheet as of June 30, 2015 by $4.1 million, with a corresponding increase to the increase in fair value of Symphony Icon, Inc. purchase liability on its consolidated statements of comprehensive loss for the three and six months ended June 30, 2015. The increase in the contingent purchase liability reflects a greater likelihood following the top-line results from the TELESTAR trial that the Company will achieve certain milestones with telotristat etiprate, such as regulatory approval, that would trigger payments under the contingent liability.

10.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under a lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease agreement.  The maximum potential amount of future payments the Company could be required to make under this agreement is $4.2 million as of June 30, 2015. Under a lease that expired in June 2015, the Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of June 30, 2015 and December 31, 2014, respectively. Additionally, Lexicon leases certain equipment under operating leases.

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

11.	Reverse Stock Split

Effective May 20, 2015, Lexicon completed a one-for-seven reverse split of its common stock. All references to shares of common stock and per-share data for all periods presented in this report have been adjusted to give effect to this reverse stock split. Proportional adjustments were also made to all shares of common stock issuable under Lexicon’s equity incentive plans and upon conversion of Lexicon’s Notes.  Concurrent with the reverse stock split, the authorized shares of common stock were reduced from 900 million (prior to the reverse stock split) to 225 million.  As no change was made to the par value of the common shares, common stock and additional paid-in capital were adjusted on a retroactive basis to give effect to the reverse stock split. No fractional shares were issued in connection with the reverse stock split.  Any fractional share of common stock that would otherwise have resulted from the reverse stock split were converted into cash payments equal to such fraction multiplied by the closing sales price of the common stock as last reported on the last trading day immediately preceding the effective date of the reverse stock split.

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
Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was amended in March 2015 (collectively, the “Agreement”), with Ipsen Pharma SAS (“Ipsen”) for the development and commercialization of Lexicon’s drug candidate telotristat etiprate (LX1032) outside of the United States and Japan (the “Licensed Territory”).
Under the Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat etiprate in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat etiprate in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat etiprate for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat etiprate. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Agreement, Ipsen has paid Lexicon an aggregate of $24.5 million through June 30, 2015. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $34 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat etiprate in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat etiprate. Lexicon’s receipt of these payments under the Agreement triggers its obligation to make certain contingent payments to Holdings (see Note 9, Arrangements with Symphony Icon, Inc.). Lexicon and Ipsen will enter into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of telotristat etiprate, and Ipsen will pay an agreed upon transfer price for such commercial supply.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Revenue recognized under the Agreement was $2.0 million for the six months ended June 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates:

•
We are developing telotristat etiprate, an orally-delivered small molecule drug candidate, as a treatment for carcinoid syndrome. We reported positive top-line data in August 2015 from a pivotal Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients and have completed two additional Phase 2 clinical trials of telotristat etiprate in carcinoid syndrome patients.

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
Since our inception, we have incurred significant losses and, as of June 30, 2015, we had an accumulated deficit of $1.2 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$0.4	$0.7	$2.2	$1.0
Dollar increase (decrease)	$(0.3)		$1.2
Percentage increase (decrease)	(44)%		127%

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended June 30, 2015 decreased from $0.6 million to $0.3 million. Revenue from collaborative agreements for the six months ended June 30, 2015 increased from $0.8 million to $2.1 million, primarily due to revenues recognized from the license and collaboration with Ipsen Pharma SAS.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total research and development expense	$20.8	$21.2	$41.6	$45.1
Dollar decrease	$(0.4)		$(3.5)
Percentage decrease	(2)%		(8)%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, and stock-based compensation expense.

•
Third-party and other services – Third-party and other services for the three months ended June 30, 2015 increased 25% to $14.5 million, and for the six months ended June 30, 2015 increased 35% to $28.4 million as compared to the corresponding periods in 2014, primarily due to increases in external clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended June 30, 2015 decreased 32% to $3.8 million, and for the six months ended June 30, 2015 decreased 51% to $7.4 million, as compared to the corresponding periods in 2014, primarily due to reductions in our personnel in 2014. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2015 decreased 65% to $0.6 million, and for the six months ended June 30, 2015 decreased 56% to $1.8 million, as compared to the corresponding periods in 2014, primarily due to reductions in depreciation expense, laboratory equipment costs, utilities expense and rent expense.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2015 was $0.9 million, consistent with the corresponding period in 2014. Stock-based compensation expense for the six months ended June 30, 2015 decreased 18% to $2.0 million, as compared to the corresponding period in 2014.

•
Other – Other costs for the three months ended June 30, 2015 decreased 22% to $1.0 million, and for the six months ended June 30, 2015 decreased 20% to $2.0 million, as compared to the corresponding periods in 2014.

Increase in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability decreased by $12,000 in the three months ended June 30, 2015, increased by $0.4 million for the three months ended June 30, 2014, and increased by $1.7 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively (see Note 9, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total general and administrative expense	$6.3	$5.2	$12.0	$10.8
Dollar increase	$1.2		$1.2
Percentage increase	22%		11%
General and administrative expenses consist primarily of personnel costs to support our research and development activities, professional fees such as legal fees, stock-based compensation expenses, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended June 30, 2015 decreased 5% to $2.5 million, and for the six months ended June 30, 2015 decreased 7% to $5.2 million, as compared to the corresponding periods in 2014, primarily due to reductions in our personnel in 2014. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional fees – Professional fees for the three months ended June 30, 2015 increased 97% to $1.7 million, and for the six months ended June 30, 2015 increased 48% to $2.8 million, as compared to the corresponding periods in 2014, primarily due to increased consulting costs in preparation for commercialization of telotristat etiprate.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2015 was $0.9 million, consistent with the corresponding period in 2014, and for the six months ended June 30, 2015 increased 5% to $1.8 million, as compared to the corresponding period in 2014.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2015 decreased 54% to $0.2 million, and for the six months ended June 30, 2015 decreased 42% to $0.5 million, as compared to the corresponding periods in 2014.

•
Other – Other costs for the three months ended June 30, 2015 increased 173% to $1.1 million, and for the six months ended June 30, 2015 increased 137% to $1.7 million, as compared to the corresponding periods in 2014.

Interest Expense and Interest and Other Income (Expense), Net
Interest Expense.  Interest expense for the three months ended June 30, 2015 and 2014 was $1.7 million and $0.5 million, respectively, and for the six months ended June 30, 2015 and 2014 was $3.4 million and $0.9 million, respectively.

Interest and Other Income (Expense), Net. Interest and other income, net for the three months ended June 30, 2015 and 2014 was $0.3 million and $0.5 million, respectively, and for the six months ended June 30, 2015 and 2014 was $0.4 million and $0.6 million, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $28.1 million in the three months ended June 30, 2015 from $26.0 million in the corresponding period in 2014. Consolidated net loss per common share decreased to $0.27 in the three months ended June 30, 2015 from $0.35 in the corresponding period in 2014. Consolidated net loss decreased to $56.2 million in the six months ended June 30, 2015 from $56.9 million in the corresponding period in 2014. Consolidated net loss per common share decreased to $0.54 in the six months ended June 30, 2015 from $0.77 in the corresponding period in 2014.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through June 30, 2015, we had received net proceeds of $1.2 billion from issuances of common and preferred stock. In addition, from our inception through June 30, 2015, we received $483.1 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $469.8 million had been recognized as revenues through June 30, 2015.
As of June 30, 2015, we had $282.5 million in cash, cash equivalents and investments. As of December 31, 2014, we had $339.3 million in cash, cash equivalents and investments. We used cash of $55.7 million in operations in the six months ended June 30, 2015. This consisted primarily of the consolidated net loss for the period of $56.2 million and a net increase in other operating assets net of liabilities of $5.8 million, partially offset by non-cash charges of $3.7 million related to stock-based compensation expense, $1.7 million related to the increase in fair value of the Symphony Icon purchase liability, and $0.6 million related to depreciation expense. Investing activities used cash of $70.7 million in the six months ended June 30, 2015, primarily due to purchases of investments of $70.5 million. Financing activities used cash of $1.2 million, primarily due to repayment of debt borrowings of $0.9 million and repurchase of common stock of $0.4 million.
Symphony Drug Development Financing Agreements. In June 2007, we entered into a series of related agreements providing for the financing of the clinical development of certain drug programs, including telotristat etiprate and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates. Under the financing arrangement, we licensed to Symphony Icon, Inc., a then wholly-owned subsidiary of Symphony Icon Holdings LLC, our intellectual property rights related to the programs and Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs. We also issued and sold to Holdings shares of our common stock in exchange for $15 million and received an exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs.
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
In July 2010, we entered into an amended and restated purchase option agreement with Symphony Icon and Holdings and simultaneously exercised our purchase option. Pursuant to the amended terms of the purchase option, we paid Holdings

$10 million in July 2010 and issued 1,891,074 shares of common stock to designees of Holdings in July 2012 in satisfaction of an additional $35 million base payment obligation.
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
The contingent payments may be paid in cash or a combination of cash and common stock, in our discretion, provided that no more than 50% of any contingent payment will be paid in common stock. On December 4, 2014, we paid $5.8 million in cash and issued 666,111 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to our license and collaboration agreement with Ipsen Pharma SAS. On April 24, 2015, we paid $0.75 million in cash to Holdings in satisfaction of our contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015 (see Note 12, Collaboration and License Agreements, of the Notes to Consolidated Financial Statements, for more information).
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
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $19.3 million as of June 30, 2015. The buildings and land that serve as collateral for the mortgage have been classified as assets held for sale as of June 30, 2015, and management has reclassified all of the mortgage loan as current liabilities as the loan will be repaid upon sale of the buildings and land.
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
We had approximately $282.5 million in cash and cash equivalents and short-term investments as of June 30, 2015. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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

Lexicon Pharmaceuticals, Inc.

Date:	August 7, 2015	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	August 7, 2015	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document