Form 10-Q
period 2015-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2015-11-09
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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

As of November 4, 2015, 103,622,755 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$61,674	$137,266
Short-term investments, including restricted investments of $430	194,748	202,073
Accounts receivable, net of allowances of $4 and $35, respectively	72	1,035
Assets held for sale	21,500	23,849
Prepaid expenses and other current assets	10,953	4,764
Total current assets	288,947	368,987
Property and equipment, net of accumulated depreciation and amortization of $17,833 and $36,274, respectively	795	1,080
Goodwill	44,543	44,543
Other intangible assets	53,357	53,357
Other assets	3,498	3,409
Total assets	$391,140	$471,376
Liabilities and Equity
Current liabilities:
Accounts payable	$16,355	$13,064
Accrued liabilities	14,913	10,120
Current portion of deferred revenue	1,743	1,618
Current portion of long-term debt	18,788	20,167
Total current liabilities	51,799	44,969
Deferred revenue, net of current portion	11,708	12,679
Long-term debt	87,500	87,500
Deferred tax liabilities	18,675	18,675
Other long-term liabilities	23,520	23,535
Total liabilities	193,202	187,358
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 and 128,571 shares authorized; 103,860 and 103,663 shares issued, respectively	104	104
Additional paid-in capital	1,396,207	1,390,619
Accumulated deficit	(1,195,684)	(1,104,252)
Accumulated other comprehensive gain (loss)	58	(63)
Treasury stock, at cost, 237 and 183 shares, respectively	(2,747)	(2,390)
Total equity	197,938	284,018
Total liabilities and equity	$391,140	$471,376

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Collaborative agreements	$505	$312	$2,635	$1,111
Subscription and license fees	61	107	99	261
Total revenues	566	419	2,734	1,372
Operating expenses:
Research and development, including stock-based compensation of $893, $797, $2,865 and $3,195, respectively	23,111	24,108	64,745	69,248
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	3,404	(1,072)	5,145	518
General and administrative, including stock-based compensation of $779, $697, $2,548 and $2,389, respectively	5,379	4,617	17,387	15,423
Impairment loss on buildings	2,349	13,102	2,349	13,102
Total operating expenses	34,243	40,755	89,626	98,291
Loss from operations	(33,677)	(40,336)	(86,892)	(96,919)
Interest expense	(1,687)	(449)	(5,044)	(1,361)
Interest and other income, net	82	287	504	919
Consolidated net loss	$(35,282)	$(40,498)	$(91,432)	$(97,361)
Consolidated net loss per common share, basic and diluted	$(0.34)	$(0.55)	$(0.88)	$(1.32)
Shares used in computing consolidated net loss per common share, basic and diluted	103,616	73,542	103,580	73,494

Other comprehensive loss:
Unrealized gain (loss) on investments	(40)	(3)	121	—
Comprehensive loss	$(35,322)	$(40,501)	$(91,311)	$(97,361)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2013	73,478	$73	$1,175,549	$(1,003,958)	$2	$(1,503)	$170,163
Stock-based compensation	—	—	5,584	—	—	—	5,584
Issuance of common stock under Equity Incentive Plans	252	1	324	—	—	—	325
Repurchase of common stock	—	—	—	—	—	(887)	(887)
Net loss	—	—	—	(97,361)	—	—	(97,361)
Balance at September 30, 2014	73,730	$74	$1,181,457	$(1,101,319)	$2	$(2,390)	$77,824

Balance at December 31, 2014	103,663	$104	$1,390,619	$(1,104,252)	$(63)	$(2,390)	$284,018
Stock-based compensation	—	—	5,413	—	—	—	5,413
Issuance of common stock under Equity Incentive Plans	197	—	114	—	—	—	114
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Net loss	—	—	—	(91,432)	—	—	(91,432)
Unrealized gain on investments	—	—	—	—	121	—	121
Other	—	—	61	—	—	—	61
Balance at September 30, 2015	103,860	$104	$1,396,207	$(1,195,684)	$58	$(2,747)	$197,938

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net loss	$(91,432)	$(97,361)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation	661	1,724
Impairment of fixed assets	2,349	13,344
Increase in fair value of Symphony Icon, Inc. purchase liability	5,145	518
Stock-based compensation	5,413	5,584
Amortization of debt issuance costs	380	37
Gain on disposal of property and equipment	(47)	(811)
Changes in operating assets and liabilities:
Decrease in accounts receivable	963	625
Increase in prepaid expenses and other current assets	(6,189)	(1,301)
(Increase) decrease in other assets	(469)	26
Increase in accounts payable and other liabilities	2,924	6,587
Decrease in deferred revenue	(846)	(136)
Net cash used in operating activities	(81,148)	(71,164)
Cash flows from investing activities:
Purchases of property and equipment	(664)	(46)
Proceeds from disposal of property and equipment	335	1,808
Purchases of investments	(82,554)	(20,651)
Maturities of investments	90,000	81,186
Net cash provided by investing activities	7,117	62,297
Cash flows from financing activities:
Proceeds from issuance of common stock	114	325
Repurchase of common stock	(357)	(887)
Repayment of debt borrowings	(1,379)	(1,268)
Other financing activities	61	(27)
Net cash used in financing activities	(1,561)	(1,857)
Net decrease in cash and cash equivalents	(75,592)	(10,724)
Cash and cash equivalents at beginning of period	137,266	37,499
Cash and cash equivalents at end of period	$61,674	$26,775

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,586	$1,355

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on investments	$121	$—

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
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

The Company recorded $1.7 million and $1.5 million of stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively. The Company recorded $5.4 million and $5.6 million of stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2015 and 2014:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2015:
Employees	63%	1.2%	4	—%
Officers and non-employee directors	81%	1.8%	8	—%
September 30, 2014:
Employees	66%	1.2%	4	—%
Officers and non-employee directors	80%	2.3%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2014	3,372	$14.98
Granted	1,131	6.48
Exercised	(9)	12.16
Expired	(185)	27.47
Forfeited	(67)	9.46
Outstanding at September 30, 2015	4,242	12.26
Exercisable at September 30, 2015	2,604	$14.59

During the nine months ended September 30, 2015, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2014	447	$12.88
Granted	452	6.23
Vested	(167)	12.91
Forfeited	(67)	9.56
Nonvested at September 30, 2015	665	$8.69

During the nine months ended September 30, 2015, Lexicon granted its non-employee directors 21,360 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $7.49 per share and vested immediately.

4.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which amends FASB ASC Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-19 is now effective for annual periods after December 15, 2017 including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently evaluating the impact of these pronouncements on Lexicon’s consolidated financial statements.
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

5.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2015 and December 31, 2014 are as follows:

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$61,674	$—	$—	$61,674
Securities maturing within one year:
Certificates of deposit	553	—	—	553
U.S. treasury securities	191,231	59	—	191,290
Corporate debt securities	2,906	—	(1)	2,905
Total short-term investments	$194,690	$59	$(1)	$194,748
Total cash and cash equivalents and investments	$256,364	$59	$(1)	$256,422

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$137,266	$—	$—	$137,266
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	201,584	3	(66)	201,521
Total short-term investments	$202,136	$3	$(66)	$202,073
Total cash and cash equivalents and investments	$339,402	$3	$(66)	$339,339

There were no realized gains or losses for the nine months ended September 30, 2015, and no realized gains or losses for the nine months ended September 30, 2014. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of September 30, 2015 and December 31, 2014.

	Assets and Liabilities at Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$61,674	$—	$—	$61,674
Short-term investments	191,290	3,458	—	194,748
Total cash and cash equivalents and investments	$252,964	$3,458	$—	$256,422
Liabilities
Accrued liabilities	$—	$—	$2,864	$2,864
Other long-term liabilities	—	—	19,169	19,169
Total liabilities	$—	$—	$22,033	$22,033

	Assets and Liabilities at Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$137,266	$—	$—	$137,266
Short-term investments	201,521	552	—	202,073
Total cash and cash equivalents and investments	$338,787	$552	$—	$339,339
Liabilities
Other long-term liabilities	$—	$—	$17,638	$17,638
Total liabilities	$—	$—	$17,638	$17,638

The Company’s Level 3 liabilities, which consist of the Symphony Icon purchase consideration liability, is estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the nine months ended September 30, 2015 and 2014 (in thousands).

Balance at December 31, 2014	$17,638
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	5,145
Payment of contingent payment obligation with cash	(750)
Balance at September 30, 2015	$22,033

Balance at December 31, 2013	$27,710
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	518
Balance at June 30, 2014	$28,228
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

7.     Assets Held for Sale

Lexicon’s buildings and land have been reclassified as assets held for sale on the consolidated balance sheet as of September 30, 2015. The Company estimated the fair value of the net assets to be sold at approximately $21.5 million as of September 30, 2015, which represents estimated selling price less costs to sell. This resulted in impairment losses on the assets held for sale of $2.3 million and $13.1 million in the nine months ended September 30, 2015 and 2014, respectively, which was recorded in impairment loss on buildings in the accompanying consolidated statements of comprehensive loss. The fair value of the net assets to be sold was determined using Level 2 inputs using sales prices in similar real estate sales and offers received from potential purchasers of the building as well as considering future cash flows that may be generated from leasing the building.

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
In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which is included in other assets on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of September 30, 2015, the balance of unamortized debt issuance costs was $2.9 million.
The fair value of the Notes was $129.8 million as of September 30, 2015 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $18.8 million as of September 30, 2015. This entire balance has been classified as current liabilities on the accompanying consolidated balance sheet as of September 30, 2015 as management intends to repay the mortgage when the assets that serve as collateral for the mortgage loan are sold. These assets have been reclassified to assets held for sale as of September 30, 2015 and December 31, 2014, as discussed in Note 7, Assets Held for Sale. The buildings and land that serve as collateral for the mortgage loan are included in assets held for sale at $59.1 million and $2.7 million, respectively, before accumulated depreciation, as of September 30, 2015. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

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
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through September 30, 2015, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the nine months ended September 30, 2015 and 2014, the fair value of the Symphony Icon purchase consideration liability increased by $5.1 million and $0.5 million, respectively. In August 2015, Lexicon announced that the pivotal TELESTAR Phase 3 clinical trial met its primary endpoint, showing the benefit of oral telotristat etiprate in treating cancer patients with carcinoid syndrome that is not adequately controlled by the current standard of care.  The increase in the contingent purchase liability during the nine months ended September 30, 2015 reflects a greater likelihood following the top-line results from the TELESTAR trial that the Company will achieve certain milestones with telotristat etiprate, such as regulatory approval, that would trigger payments under the contingent liability.

10.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under a lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease agreement.  The maximum potential amount of future payments the Company could be required to make under this agreement is $4.2 million as of September 30, 2015. Under a lease that expired in June 2015, the Company is required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.4 million and $0.4 million in restricted investments as collateral as of September 30, 2015 and December 31, 2014, respectively. Additionally, Lexicon leases certain equipment under operating leases.

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
Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen Pharma SAS (“Ipsen”) for the development and commercialization of Lexicon’s drug candidate telotristat etiprate (LX1032) outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat etiprate in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat etiprate in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat etiprate for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat etiprate. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $24.5 million through September 30, 2015. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $34 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat etiprate in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat etiprate. Lexicon’s receipt of these payments under the Ipsen Agreement triggers its obligation to make certain contingent payments to Holdings (see Note 9, Arrangements with Symphony Icon, Inc.).

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

The Company determined that the license had stand-alone value because it is an exclusive license that gives Ipsen the right to develop and commercialize telotristat etiprate or to sublicense its rights. In addition, telotristat etiprate is currently in development and it is possible that Ipsen or another third party could conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Ipsen Agreement to be separate units of accounting. The Company recognized the portion of the consideration allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services and the obligation to participate in committees over the period of time Lexicon performs services, currently expected to be through mid-2017.
Due to the inherent uncertainty in obtaining regulatory approval, the applicability of the commercial supply agreement is outside the control of Lexicon and Ipsen. Accordingly, the Company has determined the commercial supply agreement is a contingent deliverable at the onset of the Ipsen Agreement. As a result, the Company has determined the commercial supply agreement does not meet the definition of a deliverable that needs to be accounted for at the inception of the arrangement. The Company has also determined that there is no significant and incremental discount related to the commercial supply agreement that should be accounted for at the inception of the arrangement.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Revenue recognized under the Ipsen Agreement was $2.3 million for the nine months ended September 30, 2015.

13.	Subsequent Event

On November 5, 2015, Lexicon entered into a Collaboration and License Agreement (the “Sanofi Agreement”) with Sanofi for the worldwide development of Lexicon’s diabetes drug candidate sotagliflozin (LX4211).

Under the Sanofi Agreement, Lexicon granted Sanofi an exclusive, worldwide, royalty-bearing right and license under its patent rights and know-how to develop, manufacture and commercialize sotagliflozin. Subject to specified exceptions, neither party may (a) perform clinical development activities relating to any other compound which inhibits sodium-glucose cotransporters type 1 or type 2 or (b) commercialize any such compounds in the United States, countries of the European Union and certain other specified countries, in each case during the royalty terms applicable in such countries. Among the specified exceptions is a right Lexicon retained to pursue the development of its LX2761 drug candidate, with respect to which Lexicon granted Sanofi certain rights of first negotiation specified in the Sanofi Agreement.

Under the Sanofi Agreement, Sanofi will pay Lexicon an upfront payment of $300 million. In addition, Lexicon is eligible to receive from Sanofi (a) up to an aggregate of $430 million upon the achievement of specified development and regulatory milestones and (b) up to an aggregate of $990 million upon the achievement of specified sales milestones. Lexicon is also entitled to tiered, escalating royalties ranging from low double digit percentages to forty percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions. Royalties payable with respect to net sales of sotagliflozin for type 1 diabetes in the United States will also be reduced in the event Lexicon does not exercise its co-promotion option described below.

Lexicon will continue to be responsible for all clinical development activities relating to type 1 diabetes and will retain an exclusive option to co-promote and have a significant role, in collaboration with Sanofi, in the commercialization of sotagliflozin for the treatment of type 1 diabetes in the United States. If Lexicon exercises its co-promotion option, Lexicon will fund forty percent of the commercialization costs relating to such co-promotion activities. Sanofi will be responsible for all clinical development and commercialization of sotagliflozin for the treatment of type 2 diabetes worldwide and will be solely responsible for the commercialization of sotagliflozin for the treatment of type 1 diabetes outside the United States. Lexicon will share in the funding of a portion of the planned type 2 diabetes development costs over the next three years, up to an aggregate of $100 million. Sanofi will book sales worldwide in all indications.

The parties are responsible for using commercially reasonable efforts to perform their development and commercialization obligations pursuant to mutually approved development and commercialization plans.

The parties’ activities under the Sanofi Agreement are governed by a joint steering committee and certain other governance committees which reflect equal or other appropriate representation from both parties. If the applicable governance committee is not able to make a decision by consensus and the parties are not able to resolve the issue through escalation to specified senior executive officers of the parties, then Sanofi will have final decision-making authority, subject to limitations specified in the Sanofi Agreement.

The Sanofi Agreement will expire upon the expiration of all applicable royalty terms for all licensed products in all countries. The royalty term for each licensed product in each country is the period commencing on the effective date of the Sanofi Agreement and ending on the latest of expiration of specified patent coverage, expiration of specified regulatory exclusivity and 10 years following the first commercial sale in the applicable country. Either party may terminate the Sanofi Agreement in the event of an uncured material breach by the other party. Prior to completion of the core development activities for type 2 diabetes specified in the development plan, Sanofi may terminate the Sanofi Agreement on a country-by-country and licensed product-by-licensed product basis, in the event of (a) notification of a material safety issue relating to the licensed product or the class of sodium-glucose cotransporters type 1 or type 2 inhibitors resulting in a recommendation or requirement that Lexicon or Sanofi cease development, (b) failure to achieve positive results with respect to certain clinical trial results, (c) the occurrence of specified fundamental adverse events or (d) the exploitation of the licensed product infringing third party intellectual property rights in specified major markets and Sanofi is unable to obtain a license to such third party intellectual property rights.

The effectiveness of the Sanofi Agreement is contingent upon satisfaction of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development and are presently devoting most of our resources to the development of our two most advanced drug candidates:

•
We are developing telotristat etiprate, an orally-delivered small molecule drug candidate, as a treatment for carcinoid syndrome. We reported positive top-line data in August 2015 from our pivotal TELESTAR Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients and have completed two additional Phase 2 clinical trials of telotristat etiprate in carcinoid syndrome patients.

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
Since our inception, we have incurred significant losses and, as of September 30, 2015, we had an accumulated deficit of $1.2 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs.

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
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$0.6	$0.4	$2.7	$1.4
Dollar increase	$0.1		$1.4
Percentage increase	35%		99%

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended September 30, 2015 increased from $0.3 million to $0.5 million, and for the nine months ended September 30, 2015 increased from $1.1 million to $2.6 million, primarily due to revenues recognized from the license and collaboration with Ipsen Pharma SAS.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total research and development expense	$23.1	$24.1	$64.7	$69.2
Dollar decrease	$(1.0)		$(4.5)
Percentage decrease	(4)%		(7)%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, and stock-based compensation expense.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2015 increased 5% to $17.3 million, and for the nine months ended September 30, 2015 increased 22% to $45.7 million as compared to the corresponding periods in 2014, primarily due to increases in external clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended September 30, 2015 decreased 15% to $3.5 million, and for the nine months ended September 30, 2015 decreased 43% to $11.0 million, as compared to the corresponding periods in 2014, primarily due to reductions in our personnel in 2014. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2015 decreased 53% to $0.7 million, and for the nine months ended September 30, 2015 decreased 55% to $2.5 million, as compared to the corresponding periods in 2014, primarily due to reductions in depreciation expense, laboratory equipment costs, utilities expense and rent expense.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2015 increased 12% to $0.9 million, and for the nine months ended September 30, 2015 decreased 10% to $2.9 million, as compared to the corresponding periods in 2014.

•
Other – Other costs for the three months ended September 30, 2015 decreased 42% to $0.7 million, and for the nine months ended September 30, 2015 decreased 27% to $2.7 million, as compared to the corresponding periods in 2014.

Increase in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability increased by $3.4 million in the three months ended September 30, 2015, decreased by $1.1 million for the three months ended September 30, 2014, and increased by $5.1 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively (see Note 9, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total general and administrative expense	$5.4	$4.6	$17.4	$15.4
Dollar increase	$0.8		$2.0
Percentage increase	17%		13%
General and administrative expenses consist primarily of personnel costs to support our research and development activities, professional fees such as legal fees, stock-based compensation expenses, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended September 30, 2015 increased 11% to $2.3 million, and for the nine months ended September 30, 2015 decreased 2% to $7.6 million, as compared to the corresponding periods in 2014. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional fees – Professional fees for the three months ended September 30, 2015 was $1.1 million, consistent with the corresponding period in 2014, and for the nine months ended September 30, 2015 increased 31% to $4.0 million, as compared to the corresponding period in 2014, primarily due to increased consulting costs in preparation for commercialization of telotristat etiprate.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2015 increased 12% to $0.8 million, and for the nine months ended September 30, 2015 increased 7% to $2.5 million, as compared to the corresponding periods in 2014.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2015 decreased 32% to $0.3 million, and for the nine months ended September 30, 2015 decreased 39% to $0.7 million, as compared to the corresponding periods in 2014.

•
Other – Other costs for the three months ended September 30, 2015 increased 159% to $0.9 million, and for the nine months ended September 30, 2015 increased 144% to $2.6 million, as compared to the corresponding periods in 2014.

Impairment Loss on Buildings
In September 2014, Lexicon determined its buildings and land should be classified as assets held for sale on its consolidated balance sheets. The Company recognized impairment losses on its buildings of $2.3 million and $13.1 million for the nine months ended September 30, 2015 and 2014, respectively, as a result of writing down the buildings to the estimated net selling price (see Note 7, Assets Held for Sale, of the Notes to Consolidated Financial Statements, for more information).
Interest Expense and Interest and Other Income (Expense), Net
Interest Expense.  Interest expense for the three months ended September 30, 2015 and 2014 was $1.7 million and $0.4 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $5.0 million and $1.4 million, respectively.

Interest and Other Income (Expense), Net. Interest and other income, net for the three months ended September 30, 2015 and 2014 was $0.1 million and $0.3 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $0.5 million and $0.9 million, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss decreased to $35.3 million in the three months ended September 30, 2015 from $40.5 million in the corresponding period in 2014. Consolidated net loss per common share decreased to $0.34 in the three months ended September 30, 2015 from $0.55 in the corresponding period in 2014. Consolidated net loss decreased to $91.4 million in the nine months ended September 30, 2015 from $97.4 million in the corresponding period in 2014. Consolidated net loss per common share decreased to $0.88 in the nine months ended September 30, 2015 from $1.32 in the corresponding period in 2014.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our drug discovery and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through September 30, 2015, we had received net proceeds of $1.3 billion from issuances of common and preferred stock. In addition, from our inception through September 30, 2015, we received $483.4 million in cash payments from drug discovery and development collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $470.3 million had been recognized as revenues through September 30, 2015.
As of September 30, 2015, we had $256.4 million in cash, cash equivalents and investments. As of December 31, 2014, we had $339.3 million in cash, cash equivalents and investments. We used cash of $81.1 million in operations in the nine months ended September 30, 2015. This consisted primarily of the consolidated net loss for the period of $91.4 million and a net increase in other operating assets net of liabilities of $3.6 million, partially offset by non-cash charges of $5.4 million related to stock-based compensation expense, $5.1 million related to the increase in fair value of the Symphony Icon purchase liability, impairment of fixed assets of $2.3 million, and $0.7 million related to depreciation expense. Investing activities provided cash of $7.1 million in the nine months ended September 30, 2015, primarily due to net maturities of investments of $7.4 million. Financing activities used cash of $1.6 million, primarily due to repayment of debt borrowings of $1.4 million and repurchase of common stock of $0.4 million.
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
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $18.8 million as of September 30, 2015. The buildings and land that serve as collateral for the mortgage have been classified as assets held for sale as of September 30, 2015, and management has reclassified all of the mortgage loan as current liabilities as the loan will be repaid upon sale of the buildings and land.
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
Our future capital requirements will be substantial and will depend on many factors, including the effectiveness of the Sanofi Agreement upon satisfaction of the applicable waiting period under the HSR Act, our ability to obtain additional drug discovery and development collaborations and other collaborations and technology license agreements, the amount and timing of payments under such agreements, the level and timing of our research and development expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to devote substantial capital resources to continue our development efforts, to expand our support and product development activities, and for other general corporate activities. We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from drug discovery and development collaborations, other collaborations and technology licenses and other sources will be sufficient to fund our operations for at least the next 12 months. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. Although we have previously been successful in obtaining financing through our equity securities offerings, we may not be able to do so in the future. If we are not able to secure adequate additional financings we may be forced to make reductions in spending and/or liquidate assets where possible. Any of these actions could harm our business and our results of operations.
Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We maintain a short-term investment portfolio which consists of U.S. Treasury bills, money market accounts, corporate debt securities that mature within 12 months from the time of purchase, and certificates of deposit that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.
We had approximately $256.4 million in cash and cash equivalents and short-term investments as of September 30, 2015. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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

Lexicon Pharmaceuticals, Inc.

Date:	November 9, 2015	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	November 9, 2015	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document