Form 10-K
period 2015-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2016-03-11
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (check one):  Large accelerated filer ☐   Accelerated filer  ☑ Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $335.0 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2015 of $8.05 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of March 7, 2016, 103,769,656 shares of common stock were outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2016 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2015, are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

Item 1. Business

Overview

Lexicon Pharmaceuticals is a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development and are presently devoting most of our resources to the development of our two most advanced drug candidates:

•
We are developing telotristat etiprate, or LX1032, an orally-delivered small molecule drug candidate, as a treatment for carcinoid syndrome. We have reported positive top-line data from both our pivotal TELESTAR Phase 3 clinical trial and its companion TELECAST Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients. We are presently preparing an application for regulatory approval to market telotristat etiprate in the United States and, if approved, for the commercial launch of telotristat etiprate in the United States. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize telotristat etiprate outside of the United States and Japan.

•
We are developing sotagliflozin, or LX4211, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have reported positive data from a Phase 2 clinical trial of sotagliflozin in type 1 diabetes patients and two additional Phase 2 clinical trials of sotagliflozin in type 2 diabetes patients. We have granted Sanofi an exclusive, worldwide, royalty-bearing right to develop, manufacture and commercialize sotagliflozin. We are presently conducting Phase 3 development of sotagliflozin for type 1 diabetes and preparing with Sanofi for Phase 3 development of sotagliflozin in type 2 diabetes.

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

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. We seek to retain exclusive or co-exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally, particularly in the United States for indications treated by specialist physicians. We seek to collaborate with other pharmaceutical and biotechnology companies, such as Ipsen, Sanofi and Bristol-Myers Squibb, with respect to drug discovery or the development and commercialization of certain of our drug candidates, particularly with respect to commercialization in territories outside the United States, commercialization in the United States for indications treated by primary care physicians, or when the collaboration may otherwise provide us with access to expertise and resources that we do not possess internally or are complementary to our own.

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

Our Drug Programs

We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates, telotristat etiprate for carcinoid syndrome and sotagliflozin for type 1 and type 2 diabetes. We have also advanced a number of additional compounds into various stages of clinical and preclinical development.

Telotristat etiprate (LX1032)

Telotristat etiprate, or LX1032, is an orally-delivered small molecule compound that we are developing for the treatment of carcinoid syndrome. Telotristat etiprate was internally generated by our medicinal chemists and inhibits tryptophan hydroxylase, or TPH, the rate-limiting enzyme for serotonin production found primarily in enterochromaffin, or EC, cells of the gastrointestinal tract. Our scientists found that mice lacking the non-neuronal form of this enzyme, TPH1, have virtually no serotonin in the gastrointestinal tract, but maintain normal levels of serotonin in the brain. Telotristat etiprate was specifically designed to achieve systemic exposure to address disorders such as carcinoid syndrome that require regulation of serotonin levels beyond the EC cells in the gastrointestinal tract without impacting brain serotonin production.

We reported top-line data in August 2015 from our pivotal TELESTAR Phase 3 clinical trial of telotristat etiprate evaluating the safety and tolerability of telotristat etiprate and its activity in carcinoid syndrome. The trial enrolled 135 patients with inadequately controlled carcinoid syndrome on background somatostatin analog therapy, the current standard of care, in a randomized, double-blind, placebo-controlled study of 250mg three times daily and 500mg three times daily doses of telotristat etiprate over a 12-week treatment period, followed by a 36-week, open-label extension where all patients receive 500mg three times daily doses of telotristat etiprate. The primary efficacy endpoint under evaluation in the trial was the number of daily bowel movements, with secondary efficacy endpoints including changes in urinary 5-HIAA, the primary metabolite of serotonin and a biomarker for serotonin synthesis, flushing episodes, abdominal pain and quality of life measures. Top-line data from the study showed that patients who added telotristat etiprate to the standard of care at both the 250mg and 500mg doses experienced a statistically significant reduction from baseline compared to placebo in the average number of daily bowel movements over the 12-week study period, meeting the study’s primary endpoint. A substantially greater proportion of patients on telotristat etiprate achieved a durable response (44 percent and 42 percent in the 250mg and 500mg treatment arms, respectively), defined as at least a 30 percent reduction in daily bowel movements over at least half the days of the study period, as compared to 20 percent response on placebo (p<0.040). Patients who received 250mg of telotristat etiprate experienced a 29 percent reduction in the average number of daily bowel movements during the final week (week 12) of the study period compared to baseline, and those in the 500mg arm experienced a 35 percent reduction, while the placebo group showed a 17 percent reduction. The proportion of patients with treatment-emergent adverse events, serious adverse events and discontinuation due to adverse events were generally similar in all three treatment arms. The tolerability profile of the 250mg dose appeared similar to placebo and somewhat better than the 500mg dose with respect to gastrointestinal discomfort and mood. The overall incidence and nature of adverse events in TELESTAR were consistent with those reported in previous studies.

We reported top-line data in November 2015 from our additional TELECAST Phase 3 clinical trial of telotristat etiprate, which was designed as a companion to our pivotal TELESTAR Phase 3 clinical trial to provide additional safety exposure while further evaluating telotristat etiprate’s activity in carcinoid syndrome. The trial enrolled 76 patients in a randomized, double-blind, placebo-controlled study of 250mg three times daily and 500mg three times daily doses of telotristat etiprate over a 12-week treatment period. Patients qualified for the trial based on at least one symptom of carcinoid syndrome, such as at least two episodes of flushing per day, elevated urinary 5-HIAA at baseline or nausea present on at least one out of five days at baseline. Most enrolled patients were on background somatostatin analog therapy. Patients who were not on background somatostatin analog therapy could also qualify for the trial based on experiencing at least four bowel movements per day as their symptom of carcinoid syndrome. The primary efficacy endpoint under evaluation in the trial was the change in urinary 5-HIAA, with secondary endpoints including the number of daily bowel movements. Top-line data from the study showed that patients treated with telotristat etiprate at both the 250mg and 500mg doses experienced a statistically significant reduction from baseline compared to placebo in urinary 5-HIAA at week 12, (p<0.001), meeting the study’s primary efficacy endpoint. Patients treated with telotristat etiprate at both the 250mg and 500mg doses also experienced a statistically significant percent reduction from baseline compared to placebo in the average number of daily bowel movements over the 12-week study period (p=0.004 and p<0.001 for the 250mg and 500mg arms, respectively). The proportion of patients with treatment-emergent adverse events, serious adverse events and discontinuation due to adverse events were generally similar in all three treatment arms, with patients receiving telotristat etiprate experiencing a slightly higher rate of treatment-emergent adverse events. In general, the tolerability profile of both doses of telotristat etiprate appeared similar to placebo and the overall incidence and nature of adverse events in TELECAST were consistent with those reported in previous studies.

We previously completed two Phase 2 clinical trials in carcinoid syndrome patients, in which telotristat etiprate provided evidence of efficacy across multiple endpoints, including bowel movement frequency, stool consistency and decreased levels of urinary 5-HIAA. Telotristat etiprate was well tolerated in the studies, with no dose-limiting toxicity observed.

We are presently preparing an application for regulatory approval to market telotristat etiprate in the United States and, if approved, for the commercial launch of telotristat etiprate in the United States. We have entered into a license and collaboration agreement with Ipsen Pharma SAS under which we granted Ipsen an exclusive, royalty-bearing right and license to commercialize telotristat etiprate outside of the United States and Japan.

Telotristat etiprate has received Fast Track status and Orphan Drug designation from the United States Food and Drug Administration, or FDA, for the treatment of gastrointestinal symptoms associated with carcinoid syndrome in patients who no longer respond to the standard care. Telotristat etiprate has also received Orphan Drug designation from the Committee for Orphan Medical Products of the European Medicines Agency for the treatment of carcinoid tumors.

Sotagliflozin (LX4211)

Sotagliflozin, or LX4211, is an orally-delivered small molecule compound that we are developing for the treatment of type 1 and type 2 diabetes mellitus. Sotagliflozin was internally generated by our medicinal chemists and inhibits both sodium-glucose cotransporter type 2, or SGLT2, a transporter responsible for most of the glucose reabsorption performed by the kidney, and sodium-glucose cotransporter type 1, or SGLT1, a transporter responsible for glucose and galactose absorption in the gastrointestinal tract. Our scientists identified mice lacking SGLT1, SGLT2 or both as having potent anti-diabetic phenotypes across multiple measures of glucose control and metabolism, and found that compounds inhibiting both targets had a favorable preclinical profile relative to compounds selective for SGLT2.

Type 1 Diabetes.

We are conducting two pivotal Phase 3 clinical trials evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 1 diabetes. Each of the pivotal Phase 3 trials are expected to enroll approximately 750 patients with type 1 diabetes in randomized, double-blind, placebo-controlled studies of 200mg and 400mg once daily doses of sotagliflozin over 24-week treatment periods, followed by 28-week extensions. The primary efficacy endpoint under evaluation in both pivotal Phase 3 trials is the reduction of hemoglobin A1c, or A1C, versus placebo on optimized insulin treatment at 24 weeks, with secondary endpoints including percentage of patients achieving A1C levels of less than 7%, reduction in meal-time, or bolus, insulin use and weight loss. We are also conducting a third Phase 3 clinical trial of sotagliflozin, which is expected to enroll approximately 1,400 patients with type 1 diabetes in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of sotagliflozin over a 24-week treatment period. The primary efficacy endpoint under evaluation in the third Phase 3 trial is the proportion of patients on optimized insulin treatment achieving A1C levels of less than 7% at 24 weeks, with secondary endpoints including the reduction of A1C, weight loss and systolic blood pressure levels. We are also concurrently conducting a Phase 2 clinical trial of sotagliflozin in a younger adult type 1 diabetes population in collaboration with JDRF and a dose-ranging study of sotagliflozin in patients with type 1 diabetes.

We previously completed a Phase 2 clinical trial evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 1 diabetes. The Phase 2 trial enrolled 36 patients with type 1 diabetes. An initial cohort consisted of three patients treated with a 400 mg once daily dose of sotagliflozin for a period of four weeks. A subsequent cohort of 33 patients were enrolled in the randomized, double-blind, placebo-controlled portion of the study and were treated with a 400mg once daily dose of sotagliflozin or placebo for a period of four weeks. The primary efficacy endpoint under evaluation in the trial was reduction in bolus insulin use. Secondary endpoints included multiple parameters of glycemic control, basal and total insulin use and other metabolic, pharmacodynamic and pharmacokinetic parameters. Data from the study showed that treatment with sotagliflozin demonstrated statistically significant benefits in the primary and multiple secondary endpoints. Patients treated with sotagliflozin experienced a reduction in their total daily mealtime bolus insulin dose of 32% compared to 6% for patients who received placebo (p=0.007). We also observed a significant improvement in glycemic control, with a mean A1C reduction of 0.55% in the sotagliflozin-treated group compared to a reduction of 0.06% in the placebo-treated group (p=0.002). These observations were also accompanied by significant improvement in the time spent in a glucose range of 70-180 mg/dl, a significant reduction in time in hyperglycemic range (>180 mg/dl) and no increase in time in hypoglycemic range (<70mg/dl). Multiple measures also indicated that patients treated with sotagliflozin experienced reduced variability in blood glucose levels. Sotagliflozin was well tolerated with no discontinuations of study medication due to adverse events.

Type 2 Diabetes.

We and Sanofi are presently preparing for the initiation of Phase 3 development of sotagliflozin in type 2 diabetes patients. We previously completed two Phase 2 clinical trials evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 2 diabetes.

The Phase 2b clinical trial enrolled 299 patients with type 2 diabetes who were not adequately controlled on metformin monotherapy in a double-blind, randomized, placebo-controlled study of 75mg once daily, 200mg once daily, 200mg twice daily and 400mg once daily doses of sotagliflozin, each administered in combination with standard metformin therapy over a 12‑week treatment period. The primary efficacy endpoint under evaluation in the trial was the change in A1C from baseline to week 12. Secondary efficacy endpoints included percentage of patients achieving A1C levels of less than 7%, as well as changes in fasting plasma glucose levels, weight, blood pressure and triglyceride levels. Data from the study showed that treatment with sotagliflozin demonstrated statistically significant benefits in the primary and multiple secondary endpoints. Patients in each of the 75mg once daily, 200mg once daily, 200mg twice daily and 400mg once daily sotagliflozin treatment arms had mean A1C reductions from baseline of 0.43, 0.52, 0.79 and 0.92 percent, respectively (p<0.001 for all treatment arms), while in patients randomized to placebo, A1C decreased by 0.09 percent. We also observed that patients treated with sotagliflozin showed significant reductions in body weight and blood pressure. Sotagliflozin was well tolerated and adverse events were generally mild to moderate, with the overall incidence of adverse events with sotagliflozin being similar to placebo.

The Phase 2a clinical trial enrolled 36 patients with non-insulin dependent type 2 diabetes in a double-blind, randomized, placebo-controlled study of 150mg and 300mg doses of sotagliflozin, each administered once daily over a four-week treatment period. The efficacy endpoints under evaluation in the trial included urinary glucose excretion, fasting plasma glucose, response to oral glucose tolerance testing, and change in A1C. Data from the study showed that treatment with 150mg and 300mg of sotagliflozin provided improvements in glycemic control and demonstrated statistically significant benefits in the primary and multiple secondary efficacy endpoints. A marked and statistically significant decrease in fasting plasma glucose was observed at each measurement point throughout the treatment period in both treatment arms relative to placebo. After four weeks of dosing, patients in both dose groups exhibited statistically significant reductions in A1C as compared to patients receiving placebo (p=0.001 and p<0.001 for the 150mg and 300mg treatment arms, respectively). Patients in both treatment arms also exhibited statistically significant improvements in glucose tolerance in response to oral glucose tolerance testing (p<0.001 for both treatment arms). Consistent with the mechanism of action of sotgliflozin, there was also a significant, dose-dependent increase in 24-hour urinary glucose excretion in both treatment arms at each measurement point throughout the study period relative to placebo (p<0.001 at all time points measured). Patients in both treatment arms also showed positive trends in broader metabolic and cardiovascular parameters, including weight reduction, decreased blood pressure and lower triglyceride levels. Sotagliflozin was well tolerated in the trial, with no dose-limiting toxicities observed and adverse events being generally mild and equally distributed across all treatment groups, including the placebo group.

In addition, we previously completed a clinical trial evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 2 diabetes in patients with moderate renal impairment. The clinical trial enrolled 30 patients with type 2 diabetes and moderate to severe renal impairment in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of sotagliflozin over a seven-day treatment period. The primary efficacy endpoint under evaluation in the trial was the change in postprandial glucose from baseline to day seven, with secondary endpoints including a variety of glycemic control parameters. Data from the study showed that treatment with sotagliflozin provided clinically meaningful and statistically significant reductions (p<0.05) in post-prandial glucose and produced significant elevations in GLP-1, a hormone involved in control of glucose and appetite. Sotagliflozin was well tolerated and adverse events were generally mild to moderate, with the overall incidence of adverse events with sotagliflozin being similar to placebo.

We have entered into a collaboration and license agreement with Sanofi under which we granted Sanofi an exclusive, worldwide, royalty-bearing right and license to develop, manufacture and commercialize sotagliflozin.

Other Development Programs

LX2761. LX2761 is an orally-delivered small molecule compound for the treatment of diabetes. LX2761 was internally generated by our medicinal chemists and is designed to inhibit SGLT1 locally in the gastrointestinal tract without any significant inhibition of SGLT2 in the kidney. We have completed IND-enabling studies of LX2761 and are presently preparing to submit an IND and commence clinical development. We have granted Sanofi certain rights of first negotiation with respect to the future development and commercialization of LX2761.

LX9211. LX9211 is an orally-delivered small molecule compound for the treatment of neuropathic pain. LX9211 is included in our drug discovery alliance with Bristol-Myers Squibb and we and Bristol-Myers Squibb are presently conducting IND-enabling studies in preparation for the commencement of clinical development.

Other Programs. We have advanced small molecule compounds from a number of additional drug programs into various stages of preclinical and clinical development, including LX1033, an orally-delivered small molecule compound for the treatment of irritable bowel syndrome, LX2931, an orally-delivered small molecule compound for the treatment of autoimmune disease and LX7101, a topically-delivered small molecule compound for the treatment of glaucoma.

Drug Target Discoveries

Our internal drug discovery efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

Our Commercialization Strategy

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. Consistent with this approach, we seek to retain exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally. We seek to collaborate with other pharmaceutical and biotechnology companies, such as Ipsen and Sanofi, with respect to the development and commercialization of drug candidates from other programs, particularly when the collaboration may provide us with access to expertise and resources that we do not possess internally or are complementary to our own. We also seek to collaborate with other pharmaceutical and biotechnology companies, research institutes and academic institutions to capitalize on our drug target discoveries.

Strategic Collaborations

Sanofi. We entered into a collaboration and license agreement with Sanofi in November 2015 under which we granted Sanofi an exclusive, worldwide, royalty-bearing right and license to develop, manufacture and commercialize sotagliflozin. We received a $300 million upfront payment under the agreement and we are eligible to receive up to $430 million upon the achievement of specified development and regulatory milestones and up to $990 million upon the achievement of specified sales milestones. We are also entitled to tiered, escalating royalties ranging from low double digit percentages to forty percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions. Royalties payable with respect to net sales of sotagliflozin for type 1 diabetes in the United States will also be reduced in the event we do not exercise our co-promotion option.

We are responsible for all clinical development activities relating to type 1 diabetes and retain an exclusive option to co-promote and have a significant role, in collaboration with Sanofi, in the commercialization of sotafliflozin for the treatment of type 1 diabetes in the United States. If we exercise our co-promotion option, we will fund forty percent of the commercialization costs relating to such co-promotion activities. Sanofi is responsible for all clinical development and commercialization of sotagliflozin for the treatment of type 2 diabetes worldwide and is solely responsible for the commercialization of sotagliflozin for the treatment of type 1 diabetes outside the United States. We will share in the funding of a portion of the planned type 2 diabetes development costs over the first three years of the collaboration, up to an aggregate of $100 million.

Ipsen. We entered into a license and collaboration agreement with Ipsen Pharma SAS in October 2014 under which we granted Ipsen an exclusive, royalty-bearing right and license to commercialize telotristat etiprate outside of the United States, Canada and Japan. The collaboration was expanded in March 2015 to include Canada. We received $24.5 million in upfront payments under the agreement and we are eligible to receive up to approximately $34 million upon the achievement of specified regulatory and commercial launch milestones and up to €72 million upon the achievement of specified sales milestones. We are also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat etiprate in the licensed territory, subject to a credit for Ipsen’s payments to us for the manufacture and supply of such units of telotristat etiprate and customary royalty reduction provisions. Our receipt of these payments from Ipsen will trigger our obligation to make certain contingent payments to Symphony Icon Holdings LLC, or Holdings, pursuant to our prior arrangement with Holdings for the financing of the clinical development of telotristat etiprate.

Subject to certain exceptions, we are responsible for conducting clinical trials required to obtain regulatory approval for telotristat etiprate in the European Union and will have the first right to conduct most other clinical trials of telotristat etiprate.

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

Our Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Lonnel Coats	51	President and Chief Executive Officer and Director
Pablo Lapuerta, M.D.	52	Executive Vice President and Chief Medical Officer
Alan J. Main, Ph.D.	62	Executive Vice President, CMC and Supply Operations
Jeffrey L. Wade, J.D.	51	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer
James F. Tessmer	56	Vice President, Finance and Accounting

Lonnel Coats has been our president and chief executive officer and a director since July 2014. From 1996 through June 2014, Mr. Coats served in a series of leadership positions at Eisai Inc. and Eisai Corporation of North America, most recently as chief executive officer from 2010 to June 2014 and president and chief operating officer from 2004 to 2010. Prior to joining Eisai, Mr. Coats spent eight years with Janssen Pharmaceuticals, Inc., a division of Johnson & Johnson, where he held a variety of management and sales positions. Mr. Coats serves as a director of Blueprint Medicines Corporation and holds a B.P.A. from Oakland University.
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

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own patent applications, and in some cases issued patents, covering each of our drug candidates in clinical development, including:

•
worldwide patent applications that claim telotristat etiprate, or LX1032, and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including ten in the United States; and

•
worldwide patent applications that claim sotagliflozin, or LX4211, and associated crystalline forms, pharmaceutical compositions, and methods of manufacture and use, from which patents have granted in multiple jurisdictions, including four in the United States.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive and characterized by rapid technological change.  We face significant competition in each of the aspects of our business from other pharmaceutical and biotechnology companies, as well as academic research institutions, clinical reference laboratories and governmental agencies that are pursuing research or development activities similar to ours. Many of our competitors have substantially greater research, development and commercialization capabilities and financial, scientific, marketing and human resources than we do.  As a result, our competitors may succeed in developing products earlier than we do, obtaining approvals from the FDA or other regulatory agencies for those products more rapidly than we do, developing products that are more effective than those we develop or commercializing products more effectively and profitably than we do.  Similarly, our collaborators face similar competition from other competitors who may succeed in developing products more quickly, developing products that are more effective than those developed by our collaborators or commercialize products more effectively and profitably than our collaborators.  Any products that we or our collaborators develop or discover are likely to be in highly competitive markets.

The competition for our drug candidates includes both marketed products and drug candidates that are being developed by others, including pharmaceutical products that are currently in a more advanced stage of clinical development or commercialization than are our own drug candidates.  These competitive marketed products and drug candidates include compounds that employ different mechanisms of action in addressing diseases and conditions for which we are developing our own drug candidates and, in some cases such as sotagliflozin, that employ the same or similar mechanisms of action.

We believe that our ability to successfully compete with these potentially competitive drug candidates and other competitive products currently on the market will depend on, among other things:

•	the efficacy, safety and reliability of our drug candidates;

•	our ability, and the ability of our collaborators, to complete preclinical and clinical development and obtain regulatory approvals for our drug candidates;

•	the timing and scope of regulatory approvals for our drug candidates;

•
our ability, and the ability of our collaborators, to obtain product acceptance by physicians and other health care providers and secure coverage and adequate reimbursement for product use in approved indications;

•	our ability, and the ability of our collaborators, to manufacture and sell commercial quantities of our products;

•	the skills of our employees and our ability to recruit and retain skilled employees;

•	protection of our intellectual property; and

•	the availability of substantial capital resources to fund development and commercialization activities.

Government Regulation

Regulation of Pharmaceutical Products

The development, manufacture and sale of any pharmaceutical products developed by us or our collaborators will be subject to extensive regulation by United States and foreign governmental authorities, including federal, state and local authorities.  In the United States, new drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, or the FDC Act.  The FDA and comparable governmental authorities regulate, among other things, the development, preclinical and clinical testing, manufacture, safety, efficacy, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution and export of pharmaceutical products.

The standard process required by the FDA before a drug candidate may be marketed in the United States generally includes the following:

•	preclinical laboratory and animal tests performed under the FDA’s current Good Laboratory Practices regulations;

•	submission to the FDA of an Investigational New Drug application, or IND, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with FDA’s current Good Manufacturing Practices and Good Clinical Practices regulations;

•
submission and FDA approval of a New Drug Application, or NDA, for commercial marketing and sale, or of an NDA supplement, for approval of a new indication if the product is already approved for another indication.

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

For purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•
Phase 1 clinical trials are conducted in a limited number of healthy human volunteers or, in some cases, patients, to evaluate the safety, dosage tolerance, absorption, metabolism, distribution and excretion of the drug candidate;

•
Phase 2 clinical trials are conducted in groups of patients afflicted with a specified disease or condition to obtain preliminary data regarding efficacy as well as to further evaluate safety and optimize dosing of the drug candidate. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials; and

•
Phase 3 clinical trials are conducted in larger patient populations at multiple clinical trial sites to obtain statistically significant evidence of the efficacy of the drug candidate for its intended use and to further test for safety in an expanded patient population.

In addition, the FDA may require, or companies may pursue, additional clinical trials after a product is approved.  These so-called Phase 4 studies may be made a condition to be satisfied after a drug receives approval. Failure to satisfy such post-marketing commitments can result in FDA enforcement action, up and to including withdrawal of NDA approval. The results of phase 4 studies can confirm the effectiveness of a drug candidate and can provide important safety information to augment the FDA’s adverse drug reaction reporting system.

After completion of clinical trials, FDA approval of an NDA must be obtained before a new drug may be marketed in the United States.  The submission of an NDA requires payment of a substantial user fee to the FDA. An NDA must contain, among other things, information on chemistry, manufacturing controls and potency and purity, non-clinical pharmacology and toxicology, human pharmacokinetics and bioavailability and clinical data.  There can be no assurance that the FDA will accept an NDA for filing and, even if accepted for filing, that approval will be granted.  The FDA may convene an advisory committee to provide clinical insight on NDA review questions. Among other things, the FDA reviews an NDA to determine whether a product is safe and effective for its intended use and whether the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency.  The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase 3 clinical trial.  Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.  Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market.  In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.  Limited indications for use or other conditions on labeling, marketing and distribution could also be placed on any approvals that could restrict the commercial applications of a product or impose costly procedures in connection with the commercialization or use of the product.

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

Satisfaction of FDA requirements typically takes many years, with the actual time required varying substantially based on, among other things, the nature and complexity of the drug candidate and of the disease or condition.  Government regulation may delay or prevent marketing of drug candidates or new diseases for a considerable period of time and impose costly procedures upon our activities. Success in earlier-stage clinical trials does not ensure success in later-stage clinical trials.  Targets and pathways identified in vitro may be determined to be less relevant in clinical studies and results in animal model studies may not be predictive of human clinical results. Furthermore, data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

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

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers.

The FDA closely regulates the marketing and promotion of drugs.  A company can make only those claims relating to safety and efficacy that are approved by the FDA.  Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may, in their independent medical judgment, prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use. Additionally, a significant number of pharmaceutical companies have been the target of inquiries and investigations by various United States federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for off-label uses and other sales practices. These investigations have alleged violations of various United States federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDC Act, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement.

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

Healthcare Regulation

Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, also apply to our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include, but are not limited to: the federal Anti-Kickback Statute, which prohibits. among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; and federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent. Additionally, we are subject to state law equivalents of each of the above federal laws, which may be broader in scope and apply regardless of payer, and many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information, are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act, or HIPPA. Although we are not directly subject to HIPPA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity, including healthcare providers, in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the PPACA, created a federal requirement under the federal Open Payments program, that requires certain manufacturers to track and report to the Centers for Medicare and Medicaid Services, or CMS, annually certain payments and other transfers of value provided to physicians and teaching hospitals made in the previous calendar year. In addition, there are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state, and soon federal, authorities.

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

Research and Development Expenses

In 2015, 2014 and 2013, respectively, we incurred expenses of $95.2 million, $89.3 million and $89.7 million in company-sponsored as well as collaborative research and development activities, including $3.7 million, $4.0 million and $4.4 million of stock-based compensation expense in 2015, 2014 and 2013, respectively.

Employees and Consultants

As of February 29, 2016, we employed 120 persons, of whom 27 hold M.D. or Ph.D. degrees and another 28 hold other advanced degrees.  We believe that our relationship with our employees is good.

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
As of December 31, 2015, we had $521.4 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from collaborations and other sources will enable us to fund our currently planned operations for at least the next two years. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate. Our currently planned operations for the next twelve months include (a) continued preparations for the submission of an NDA for telotristat etiprate in the United States and, if approved, for the commercial launch of telotristat etiprate in the United States, (b) the completion of two pivotal Phase 3 clinical trials of sotagliflozin, which we expect to enroll an aggregate of approximately 1,500 patients with type 1 diabetes, (c) continued enrollment in a third Phase 3 clinical trial of sotagliflozin, which we expect to enroll approximately 1,400 patients with type 1 diabetes, and (d) the completion of a Phase 2 clinical trial of sotagliflozin in a younger adult type 1 diabetes population in collaboration with JDRF and a dose-ranging study of sotagliflozin in patients with type 1 diabetes. In addition, we cannot be certain as to what type and how many clinical trials the FDA, or equivalent foreign regulatory agencies, will require us to conduct in order to gain approval to market either telotristat etiprate or sotagliflozin.
Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:

•	our ability to obtain priority review on an NDA submission for telotristat etiprate and obtain regulatory approval for the marketing and sale of telotristat etiprate in the United States;

•	if approved, our ability to successfully commercialize telotristat etiprate in the United States;

•	the timing and progress of our two pivotal Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients, including completing enrollment in the trials;

•
the timing and progress of our third Phase 3 clinical trial and other clinical trials of sotagliflozin in type 1 diabetes patients, including continuing enrollment of such trials on the timelines anticipated;

•	if approved, the progress and scope of Ipsen’s commercialization activities with respect to telotristat etiprate outside of the United States and Japan;

•	the progress and scope of Sanofi’s development activities with respect to sotagliflozin in type 2 diabetes patients;

•	the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities and any future collaboration agreements;

•	the amount and timing of our development and commercialization expenditures;

•	future results from clinical trials of our drug candidates;

•	the cost and timing of regulatory approvals and commercialization of drug candidates that we successfully develop;

•	market acceptance of products that we successfully develop and commercially launch;

•	the effect of competing programs and products, and of technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost and timing of establishing or contracting for sales, marketing and distribution capabilities of any approved drug candidate.

Our capital requirements have and will continue to increase substantially as we prepare for the commercial launch of telotristat etiprate in the United States, continue to conduct later stage clinical trials for telotristat etiprate and sotagliflozin and advance new drug candidates into clinical development.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary products and technologies.  For all of these reasons, our future capital requirements cannot easily be quantified.

If our capital resources are insufficient to meet future capital requirements, we will need to raise additional funds to continue our currently planned operations.  Our ability to raise additional capital is dependent on a number of factors, including the market demand for our securities, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. If we raise additional capital by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock.  If we raise additional capital by issuing debt securities, we may be required to pledge certain assets or enter into covenants that would restrict certain business activities or our ability to incur further indebtedness or otherwise contain unfavorable terms. We cannot be certain that additional financing, whether debt or equity, will be available in amounts or on terms acceptable to us, if at all.  We may be unable to raise sufficient additional capital on reasonable terms, and if so, we will be forced to significantly curtail or cease our operations or obtain funds, if at all, by entering into financing agreements on unattractive terms.

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred net losses since our inception, including net losses of $4.7 million for the year ended December 31, 2015, $100.3 million for the year ended December 31, 2014 and $104.1 million for the year ended December 31, 2013.  As of December 31, 2015, we had an accumulated deficit of $1.1 billion.  Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the amount of our expenses. We expect net losses to increase significantly over the next several years as we expect to make significant investments in the development of telotristat etiprate and sotagliflozin and, if approved, the commercialization of telotristat etiprate in the United States.

We have derived substantially all of our revenues from strategic collaborations and other research and development collaborations and technology licenses.

Future revenues from our existing collaborations are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our drug candidates, including telotristat etiprate in the United States and Japan, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance. Given the current stage of our operations, we do not currently derive any revenues from sales of pharmaceutical products.

A large portion of our expenses is fixed, including expenses related to facilities and equipment.  In addition, we expect to spend significant amounts to fund our nonclinical and clinical development activities, including the conduct of ongoing and planned clinical trials for telotristat etiprate and sotagliflozin, and our activities relating to the preparation for and conduct of commercialization activities with respect to telotristat etiprate in the United States. As a result, we will need to generate substantial additional revenues to achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including:

•	our success in obtaining regulatory approval for the marketing and sale of telotristat etiprate in the United States;

•	if approved, our ability to successfully commercialize telotristat etiprate in the United States;

•	the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities;

•	the success of our ongoing preclinical and clinical development efforts;

•	our success in establishing new collaborations and technology licenses, and the timing of such arrangements;

•	the success rate of our development efforts leading to opportunities for new collaborations and licenses, as well as milestone payments and royalties;

•	the timing and willingness of our collaborators to commercialize pharmaceutical products that would result in milestone payments and royalties; and

•	general and industry-specific economic conditions, which may affect our and our collaborators’ research and development expenditures.

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

We have incurred $105.8 million of indebtedness and could in the future incur additional indebtedness beyond such amount. We are not restricted under the terms of our existing debt instruments from incurring additional debt. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Risks Related to Our Drug Candidates
We are dependent on the successful development and commercialization of telotristat etiprate and sotagliflozin.
Our business is dependent on the successful development and commercialization of our two most advanced drug candidates, telotristat etiprate and sotagliflozin, and we are presently devoting most of our resources toward such objectives. If we or our collaborators are unable to successfully develop and commercialize telotristat etiprate and sotagliflozin, whether due to factors discussed in this “Risk Factors” section or otherwise, we may not generate adequate product revenues, if at all, and we may not become profitable.
Clinical testing of our drug candidates in humans is an inherently risky and time-consuming process that may fail to demonstrate safety and efficacy, which could result in the delay, limitation or prevention of regulatory approval.
In order to obtain regulatory approvals for the commercial sale of any products that we may develop, we or our collaborators are required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates.  We or our collaborators may not be able to obtain authority from the FDA, or other equivalent foreign regulatory agencies to initiate or complete any clinical trials.  In addition, we have limited internal resources for making regulatory filings and interacting with regulatory authorities.
Clinical trials are inherently risky and the results from nonclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials.  In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger-scale, advanced stage clinical trials.  A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving positive results in earlier trials.  Although the results of our Phase 2 proof-of-concept clinical trials of sotagliflozin in type 1 and type 2 diabetes patients were positive, we cannot assure you that the ongoing Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients or the planned Phase 3 clinical trials of sotagliflozin in type 2 diabetes patients will achieve positive results. Negative or inconclusive results from a nonclinical study or a clinical trial could cause us, our collaborators or the FDA or other equivalent foreign regulatory agencies to terminate a nonclinical study or clinical trial or require that we or our collaborators repeat or modify it.  For example, if the results of our ongoing dose-ranging study of sotagliflozin in type 1 diabetes patients are inconsistent with the design of our ongoing Phase 3 clinical trials of sotaglifozin in type 1 diabetes patients, such as suggesting that there is an effective dose of sotagliflozin lower than the doses we are studying in our Phase 3 clinical trials, we may be required to modify those Phase 3 clinical trials, which could significantly delay the completion of the trials. Furthermore, we, one of our collaborators or a regulatory agency with jurisdiction over the trials may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.
Any nonclinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities.  Nonclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. The FDA or institutional review boards at the medical institutions and healthcare facilities where we or our collaborators sponsor clinical trials may suspend any trial indefinitely if they find deficiencies in the conduct of these trials.  Clinical trials must be conducted in accordance with the FDA’s current Good Clinical Practices.  The FDA and these institutional review boards have authority to oversee our and our collaborators’ clinical trials, and the FDA may require large numbers of subjects or patients.  In addition, we or our collaborators must manufacture, or contract for the manufacture of, the drug candidates that we use in our clinical trials under the FDA’s current Good Manufacturing Practices.

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

Our drug candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our and our collaborators’ ability to commercialize products.

Our drug candidates, including telotristat etiprate and sotagliflozin, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.  Failure to obtain regulatory approval for a drug candidate would prevent us from commercializing that drug candidate.  We and our collaborators have not received regulatory approval to market any of our drug candidates in any jurisdiction and have only limited experience in preparing and filing the applications necessary to gain regulatory approvals.  The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the drug candidates involved.  Before a new drug application can be filed with the FDA, the drug candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures.  Any clinical trial may fail to produce results satisfactory to the FDA.  For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results.  Furthermore, prior to approving a new drug, the FDA typically requires that the efficacy of the drug be demonstrated in two double-blind, controlled studies. In light of the unmet medical need in carcinoid syndrome, the results of our Phase 2 clinical trials of telotristat etiprate and our interactions with the FDA regarding those results, we believe that our single pivotal Phase 3 clinical trial of telotristat etiprate will be sufficient. However, the FDA has indicated that the trial must demonstrate statistically robust evidence of important clinical benefit and an acceptable safety profile in order to warrant consideration for marketing approval. If the FDA determines that our Phase 3 results do not have statistically robust results or clinically meaningful benefit, or if the FDA requires us to conduct additional Phase 3 clinical trials of telotristat etiprate prior to seeking marketing approval, we will incur significant additional development costs and commercialization of telotristat etiprate may be prevented or delayed. The regulatory process also requires nonclinical testing, and data obtained from nonclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.  For example, we will need to complete certain nonclinical studies on a pre-approval basis in connection with our diabetes program, including carcinogenicity and toxicology. In our carcinoid syndrome program, we will need to conduct carcinogenicity studies on a post-approval basis and drug interaction studies on a pre-approval basis. Negative results in any of these nonclinical studies could delay or prevent approval of our product candidates. In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review.  Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval periods of our drug candidates may cause delays in the approval or rejection of an application. Even if the FDA or a comparable authority in another country approves a drug candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials.  These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

The commercial success of any products that we or our collaborators may develop will depend upon the degree of market acceptance of our products among physicians, patients, health care payors, private health insurers and the medical community.

Even if approved by the relevant regulatory authority, our or our collaborators’ ability to commercialize any products that we or they may develop will be highly dependent upon the extent to which these products gain market acceptance among physicians, patients, health care payors, such as Medicare and Medicaid, private health insurers, including managed care organizations and group purchasing organizations, and the medical community.  If these products do not achieve an adequate level of acceptance, we may not generate adequate product revenues, if at all, and we may not become profitable.  The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of our products in comparison to competing products;

•	the existence of any significant side effects, as well as their severity in comparison to any competing products;

•	potential advantages or disadvantages in relation to alternative treatments;

•	indications for which our products may be approved;

•	the ability to offer our products for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If we are unable to establish sales, marketing and distribution capabilities or enter into agreements with third parties to market and sell our drug candidates, we may be unable to generate product revenues.

Our commercialization strategy includes the commercialization of telotristat etiprate on our own behalf in the United States and an exclusive option to co-promote and have a significant role, in collaboration with Sanofi, in the commercialization of sotafliflozin for the treatment of type 1 diabetes in the United States. We have no experience as a company in the sales, marketing and distribution of pharmaceutical products and are presently building our commercial organization.  We may not be able to correctly judge the size and experience of the sales and marketing force and the scale of distribution necessary to successfully market and sell our drug candidates. Developing and maintaining a sales and marketing force is expensive and time-consuming, could delay any product launch, and we may never be able to develop this capacity.  Such expenses may be disproportional compared to the revenues we may be able to generate on sales of our drug candidates. To the extent that we enter into arrangements with third parties to provide sales, marketing and distribution services, our product revenues are likely to be lower than if we market and sell any products that we develop ourselves.  If we are unable to establish adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenues.

We are subject to certain healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

We are or will be subject to certain healthcare laws and regulations and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, without limitation:

•
the federal Anti-Kickback Law, which constrains our business activities, which will include our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by HITECH, and their implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•
the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals);

•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•
state and federal government price reporting laws that require us to calculate and report complex pricing metrics to government programs, where such reported priced may be used in the calculation of reimbursement and/or discounts on our marketed drugs (participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, and potentially limit our ability to offer certain marketplace discounts); and

•
state and federal marketing expenditure tracking and reporting laws, which generally require certain types of expenditures in the United States to be tracked and reported (compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities).

In addition, certain marketing practices, including off-label promotion, may also violate certain federal and state health regulatory fraud and abuse laws as well as false claims laws. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we, or our officers or employees, may be subject to penalties, including administrative civil and criminal penalties, damages, fines, withdrawal of regulatory approval, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to sell our drug candidates or operate our business and also adversely affect our financial results.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who may be expected to prescribe our products and from whom we may obtain patient health information are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

If we are unable to obtain adequate coverage and reimbursement from third-party payors for any products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.

Our ability to successfully commercialize any products that we or our collaborators may develop will be highly dependent on the extent to which coverage and reimbursement for our products will be available from third-party payors, including governmental payors, such as Medicare and Medicaid, and private health insurers, including managed care organizations and group purchasing organizations.  Many patients will not be capable of paying themselves for some or all of the products that we or our collaborators may develop and will rely on third-party payors to pay for, or subsidize, their medical needs.  If third-party payors do not provide coverage or reimbursement for any products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.  In addition, even if third-party payors provide some coverage or reimbursement for our products, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.

In addition, in some foreign countries, particularly the countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control.  In these countries, price negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory marketing approval for a product.  To obtain reimbursement and/or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost effectiveness of our drug candidates or products to other available therapies.  The conduct of such a clinical trial could be expensive and result in delays in the commercialization of our drug candidates.  Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved health care products.  In particular, third-party payors may limit the indications for which they will reimburse patients who use any products that we or our collaborators may develop.  Cost-control initiatives could decrease prices we or our collaborators might establish for products that may be developed, which would result in lower product revenues to us.

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may negatively affect our revenues and prospects for profitability.

A primary trend in the United States and some foreign countries is toward reform and cost containment in the health care industry.  The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals that may have the effect of reducing the prices that we are able to charge for products we develop. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, substantially modifies the framework by which healthcare is financed by both governmental and private insurers in the United States. A number of provisions contained in the PPACA have the potential to significantly affect the pharmaceutical industry, including:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain governmental health programs, not including orphan drug sales;

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

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	certain reporting requirements relating to financial arrangements with, and other “transfers of value” to, physicians.

As a result of the overall trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may use tiered reimbursement and may adversely affect demand for our drug candidates by placing them in an expensive tier. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse for newly approved drugs, which in turn will put pressure on the pricing of drugs. Further, we do not have experience in ensuring approval by applicable third-party payers outside of the United States for coverage and reimbursement of pharmaceutical products. We also anticipate pricing pressures in connection with the sale of our drug candidates due to the increasing influence of health maintenance organizations and additional legislative proposals.

The PPACA and other healthcare reform measures which may be adopted in the future in the United States and foreign jurisdictions may result in more rigorous coverage criteria and significant downward pressure on the prices drug manufacturers may charge. As a result, our revenues and prospects for profitability could be significantly harmed.

Our competitors may develop products that make our or our collaborators’ products obsolete.

The pharmaceutical and biotechnology industries are highly fragmented and are characterized by rapid technological change.  We and our collaborators face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our or our collaborators’ ability to commercialize our drug candidates.  Any products that we or our collaborators develop will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop products that would render our products, and those of our collaborators, obsolete and noncompetitive.  For example, drug candidates are currently being developed by other pharmaceutical companies for the treatment of type 2 diabetes that act through SGLT2, one of the targets of sotagliflozin, which are in more advanced stages of development than sotagliflozin or have been approved for commercial sale by the FDA or other regulatory agencies.  In addition, there may be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates.

We may not be able to manufacture our drug candidates in commercial quantities, which would prevent us from commercializing our drug candidates.

To date, our drug candidates have been manufactured in small quantities for nonclinical and clinical trials.  If any of these drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we or our collaborators will need to manufacture them in larger quantities.  We are required under our collaboration agreement to supply Ipsen’s commercial requirements of telotristat etiprate. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of our drug candidates in a timely or economic manner, or at all.  Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve.  If we or our collaborators are unable to successfully increase the manufacturing capacity for a drug candidate, the regulatory approval or commercial launch of that drug candidate may be delayed or there may be a shortage in supply.  Our drug candidates require precise, high-quality manufacturing.  The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

Risks Related to Our Relationships with Third Parties

We are significantly dependent upon our collaborations with Ipsen, Sanofi and other pharmaceutical and biotechnology companies.  If pharmaceutical products are not successfully and timely developed and commercialized under our collaborations, our opportunities to generate revenues from milestones and royalties will be greatly reduced.

We have entered into collaboration agreements with Ipsen for the commercialization of telotristat etiprate outside of the United States and Japan and with Sanofi for the worldwide development and commercialization of sotagliflozin. We have also established collaborative arrangements with other pharmaceutical and biotechnology companies with respect to the research, development and commercialization of drug candidates from other programs. We have derived a substantial majority of our revenues to date from these strategic collaborations and other research and development collaborations and technology licenses. Future revenues from our existing collaborations depend upon the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations.  If our relationship terminates with any of our collaborators, particularly Ipsen and Sanofi, our reputation in the business and scientific community may suffer and revenues will be negatively impacted to the extent such losses are not offset by additional collaboration agreements.  If milestones are not achieved under our collaborations or our collaborators are unable to successfully develop and commercialize products from which milestones and royalties are payable, we will not earn the revenues contemplated by those collaborations.

We have limited or no control over the resources that any collaborator may devote to the development and commercialization of products under our alliances.  Any of our present or future collaborators may not perform their obligations as expected. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct research, development or commercialization activities successfully or in a timely manner.  Further, our collaborators may elect not to develop pharmaceutical products arising out of our collaborative arrangements or may not devote sufficient resources to the development, regulatory approval, manufacture, marketing or sale of these products.  If any of these events occurs, we may not receive collaboration revenue or otherwise realize anticipated benefits from such collaborations, our product development efforts may be delayed and our business, operating results and financial condition could be adversely affected.

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

Invus, L.P. and Invus C.V., which we collectively refer to as Invus, and their affiliates currently own approximately 59.6% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not coincide with the interests of other holders of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We currently own approximately 260,000 square feet of space for our corporate offices and laboratories in buildings located in The Woodlands, Texas, a suburb of Houston, Texas, and lease approximately 25,000 square feet of office space in Basking Ridge, New Jersey.

In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $18.3 million as of December 31, 2015. In January 2016, we agreed to sell our facilities in The Woodlands, Texas for a purchase price of $21.2 million, subject to normal and customary closing conditions and the negotiation and execution of a leaseback agreement with respect to a portion of the facilities.

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

	High	Low
2014
First Quarter	$14.42	$11.34
Second Quarter	$13.02	$8.75
Third Quarter	$12.46	$8.96
Fourth Quarter	$10.57	$5.60
2015
First Quarter	$8.54	$6.09
Second Quarter	$8.49	$6.30
Third Quarter	$15.79	$7.85
Fourth Quarter	$14.50	$9.22

As of February 29, 2016, there were approximately 227 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2010 and ending December 31, 2015. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2010, and that all dividends were reinvested.

	December 31,
	2010	2011	2012	2013	2014	2015
Lexicon Pharmaceuticals, Inc.	100	90	153	125	63	132
Nasdaq Composite Index	100	98	114	157	179	189
Nasdaq Biotechnology Index	100	112	147	244	328	365
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

Item 6. Selected Financial Data

The statements of comprehensive loss data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K.  The statements of comprehensive loss data for the years ended December 31, 2012 and 2011, and the balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Comprehensive Loss Data:		(in thousands, except per share data)
Revenues	$130,014	$22,854	$2,222	$1,089	$1,849
Operating expenses:
Research and development, including stock-based compensation of $3,693 in 2015, $4,020 in 2014, $4,376 in 2013, $3,673 in 2012 and $3,249 in 2011	95,187	89,279	89,682	82,574	91,828
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	5,927	1,428	(2,210)	9,887	6,766
General and administrative, including stock-based compensation of $3,150 in 2015, $3,061 in 2014, $3,045 in 2013, $2,822 in 2012 and $2,458 in 2011	23,835	19,411	17,121	17,043	17,350
Impairment loss on buildings	3,597	13,102	—	—	—
Total operating expenses	128,546	123,220	104,593	109,504	115,944
Income (loss) from operations	1,468	(100,366)	(102,371)	(108,415)	(114,095)
Interest and other income (expense), net	(6,150)	2	(1,755)	(1,796)	(2,120)
Consolidated net loss before taxes	(4,682)	(100,364)	(104,126)	(110,211)	(116,215)
Income tax benefit	—	70	—	—	—
Consolidated net loss	$(4,682)	$(100,294)	$(104,126)	$(110,211)	$(116,215)
Consolidated net loss per common share, basic and diluted	$(0.05)	$(1.31)	$(1.42)	$(1.58)	$(2.39)
Shares used in computing consolidated net loss per common share, basic and diluted	103,591	76,347	73,302	69,958	48,680

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:		(in thousands)
Cash, cash equivalents and short-term investments, including restricted cash and investments	$521,352	$339,339	$129,128	$223,208	$281,692
Working capital	409,404	324,018	115,260	212,650	264,400
Total assets	654,832	471,376	274,160	371,778	430,512
Long-term debt, net of current portion	103,793	87,500	20,167	21,877	23,451
Accumulated deficit	(1,108,934)	(1,104,252)	(1,003,958)	(899,832)	(789,621)
Lexicon Pharmaceuticals, Inc. stockholders’ equity	285,850	284,018	170,163	266,678	297,568

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

Overview

We are a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development and are presently devoting most of our resources to the development of our two most advanced drug candidates:

•
We are developing telotristat etiprate, or LX1032, an orally-delivered small molecule drug candidate, as a treatment for carcinoid syndrome. We have reported positive top-line data from both our pivotal TELESTAR Phase 3 clinical trial and its companion TELECAST Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients. We are presently preparing an application for regulatory approval to market telotristat etiprate in the United States and, if approved, for the commercial launch of telotristat etiprate in the United States. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize telotristat etiprate outside of the United States and Japan.

•
We are developing sotagliflozin, or LX4211, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have reported positive data from a Phase 2 clinical trial of sotagliflozin in type 1 diabetes patients and two additional Phase 2 clinical trials of sotagliflozin in type 2 diabetes patients. We have granted Sanofi an exclusive, worldwide, royalty-bearing right to develop, manufacture and commercialize sotagliflozin. We are presently conducting Phase 3 development of sotagliflozin for type 1 diabetes and preparing with Sanofi for Phase 3 development of sotagliflozin in type 2 diabetes.

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

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. We seek to retain exclusive or co-exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally, particularly in the United States for indications treated by specialist physicians. We seek to collaborate with other pharmaceutical and biotechnology companies, such as Ipsen, Sanofi and Bristol-Myers Squibb, with respect to drug discovery or the development and commercialization of certain of our drug candidates, particularly with respect to commercialization in territories outside the United States, commercialization in the United States for indications treated by primary care physicians, or when the collaboration may otherwise provide us with access to expertise and resources that we do not possess internally or are complementary to our own.

We have derived substantially all of our revenues from strategic collaborations and other research and development collaborations and technology licenses. To date, we have generated a substantial portion of our revenues from a limited number of sources.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in obtaining regulatory approval for the marketing and sale of telotristat etiprate in the United States; if approved, our ability to successfully commercialize telotristat etiprate in the United States; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the success of our ongoing preclinical and clinical development efforts; our success in establishing new collaborations and licenses; the timing and willingness of such new collaborators to commercialize products that would result in milestone payments and royalties and their success in such efforts; and general and industry-specific economic conditions which may affect research and development expenditures.  Future revenues from our existing collaborations are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our drug candidates, including telotristat etiprate in the United States and Japan, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of December 31, 2015, we had an accumulated deficit of $1.1 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

We have advanced multiple drug candidates into clinical development. We are presently devoting most of our resources to the development of our two most advanced drug candidates:

•	Telotristat etiprate, an orally-delivered small molecule drug candidate that we are developing as a treatment for carcinoid syndrome; and

•	Sotagliflozin, an orally-delivered small molecule drug candidate that we are developing as a treatment for type 1 and type 2 diabetes.
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

We expect research and development costs to increase in the future as later stage clinical trials for telotristat etiprate and sotagliflozin continue to enroll and new drug candidates enter clinical development.  Due to the variability in the length of time necessary for drug development, the uncertainties related to the cost of these activities and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our potential drug candidates to market are not available.

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

We record our research and development costs by type or category, rather than by project.  Significant categories of costs include personnel, facilities and equipment costs and third-party and other services.  In addition, a significant portion of our research and development expenses is not tracked by project as it benefits multiple projects. Consequently, fully-loaded research and development cost summaries by project are not available.

Stock-based Compensation Expense

We recognize compensation expense in our statements of comprehensive loss for share-based payments, including stock options issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  We had stock-based compensation expense of $6.8 million for the year ended December 31, 2015, or $0.07 per share.  As of December 31, 2015, stock-based compensation cost for all outstanding unvested options and restricted stock units was $10.5 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  For purposes of determining the fair value of stock options, we segregate our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in our stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2015, 2014 and 2013, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2015:
Employees	64%	1.2%	4	0%
Officers and non-employee directors	81%	1.8%	8	0%
December 31, 2014:
Employees	66%	1.2%	4	0%
Officers and non-employee directors	80%	2.3%	8	0%
December 31, 2013:
Employees	85%	0.9%	5	0%
Officers and non-employee directors	81%	1.6%	8	0%

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

During the year ended December 31, 2014, we reclassified our buildings and land to assets held for sale, as we intended to sell these assets. In the fourth quarter of the year ended December 31, 2015, we made a change to our plan of sale and reclassified our buildings and land as assets held and used in accordance with the accounting guidance regarding selling assets with a leaseback requirement. We estimated the fair value of the net assets to be sold at approximately $20.3 million and $23.8 million as of December 31, 2015 and 2014, respectively, which represents estimated selling price less costs to sell. This resulted in impairment losses on the buildings of $3.6 million and $13.1 million in the years ended December 31, 2015 and

2014, respectively, which were recorded in impairment loss on buildings in the accompanying consolidated statements of comprehensive loss (see Note 6, Buildings and Land for Sale, of the Notes to Consolidated Financial Statements, for more information). There were no significant impairments of long-lived assets in 2013.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2015, 2014 and 2013.

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

Results of Operations – Comparison of Years Ended December 31, 2015, 2014 and 2013

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2015	2014	2013
Total revenues	$130.0	$22.9	$2.2
Dollar increase	$107.2	$20.6
Percentage increase	469%	929%

Years Ended December 31, 2015 and 2014

•	Collaborative agreements – Revenue from collaborative agreements increased 474% to $129.7 million, primarily due to revenues recognized from the collaboration and license agreement with Sanofi.

•	Subscription and license fees – Revenues from subscriptions and license fees increased 10% to $0.3 million.

Years Ended December 31, 2014 and 2013

•
Collaborative agreements – Revenue from collaborative agreements increased 971% to $22.6 million, primarily due to revenues recognized from the license and collaboration agreement with Ipsen Pharma SAS.

•	Subscription and license fees – Revenue from subscriptions and license fees decreased 131% to $0.3 million, primarily due to increases in technology license fees.

In 2015, Sanofi represented 98% of revenues. In 2014, Ipsen Pharma SAS represented 94% of revenues. In 2013, McNair Medical Institute, LLC and Taconic Farms, Inc. represented 57% and 33% of revenues, respectively.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2015	2014	2013
Total research and development expense	$95.2	$89.3	$89.7
Dollar increase (decrease)	$5.9	$(0.4)
Percentage increase (decrease)	7%	—%

Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation.

Years Ended December 31, 2015 and 2014

•
Third-party and other services – Third-party and other services increased 37% in 2015 to $69.9 million, primarily due to increases in our external clinical and nonclinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs decreased 35% in 2015 to $14.8 million, primarily due to reductions in our personnel in 2014. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Facilities and equipment – Facilities and equipment costs decreased 54% in 2015 to $3.1 million, primarily due to reductions in depreciation and rent expense.

•	Stock-based compensation – Stock-based compensation expense decreased 8% in 2015 to $3.7 million.

•	Other – Other costs decreased 23% to $3.7 million.

Years Ended December 31, 2014 and 2013

•
Third-party and other services – Third-party and other services increased 22% in 2014 to $51.0 million, primarily due to increases in our external clinical and nonclinical research and development costs.

•	Personnel – Personnel costs decreased 13% in 2014 to $22.6 million, primarily due to reductions in our personnel in 2014, partially offset by increased severance costs as a result of those reductions.

•	Facilities and equipment – Facilities and equipment costs decreased 22% in 2014 to $6.8 million, primarily due to reductions in laboratory equipment costs and reductions in depreciation expense.

•	Stock-based compensation – Stock-based compensation expense decreased 8% in 2014 to $4.0 million.

•	Other – Other costs decreased 45% to $4.8 million.

Increase (Decrease) in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability increased by $5.9 million in the year ended December 31, 2015, increased by $1.4 million in the year ended December 31, 2014, and decreased by $2.2 million for the year ended December 31, 2013, respectively (see Note 11, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information). The decrease in 2013 was primarily attributable to a reduction in the liability associated with our LX1033 development program in diarrhea-predominant irritable bowel syndrome.

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2015	2014	2013
Total general and administrative expense	$23.8	$19.4	$17.1
Dollar increase	$4.4	$2.3
Percentage increase	23%	13%

General and administrative expenses consist primarily of personnel costs to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

Years Ended December 31, 2015 and 2014

•	Personnel – Personnel costs increased 8% in 2015 to $10.3 million. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional and consulting fees – Professional and consulting fees increased 91% in 2015 to $7.4 million, primarily due to increased consulting costs in preparation for commercialization of telotristat etiprate.

•	Stock-based compensation – Stock-based compensation expense was $3.1 million in 2015, consistent with the prior year.

•	Facilities and equipment – Facilities and equipment costs decreased 37% in 2015 to $1.0 million.

•	Other – Other costs increased 46% in 2015 to $2.0 million.

Years Ended December 31, 2014 and 2013

•	Personnel – Personnel costs increased 24% in 2014 to $9.5 million, primarily due to increased severance costs as a result of reductions in personnel in 2014.

•
Professional and consulting fees – Professional and consulting fees increased 19% in 2014 to $3.9 million, primarily due to increased consulting costs in preparation for commercialization of telotristat etiprate.

•	Stock-based compensation – Stock-based compensation expense increased 1% in 2014 to $3.1 million.

•	Facilities and equipment – Facilities and equipment costs decreased 10% in 2014 to $1.5 million.

•	Other – Other costs in 2014 were $1.4 million, consistent with the prior year.

Impairment Loss on Buildings

In 2014, Lexicon reclassified its buildings and land to assets held for sale on its consolidated balance sheets, as it intended to sell these assets. In the fourth quarter of 2015, Lexicon made a change to its plan of sale and reclassified these assets as assets held and used in accordance with the accounting guidance regarding selling assets with a leaseback requirement. The Company recognized impairment losses on its buildings of $3.6 million and $13.1 million for the years ended December 31, 2015 and 2014, respectively, as a result of writing down the buildings to the estimated net selling price (see Note 6, Buildings and Land for Sale, of the Notes to Consolidated Financial Statements, for more information).

Interest Expense and Interest and Other Income (Expense), Net

Interest Expense.  Interest expense increased 198% in 2015 to $6.7 million from $2.3 million in 2014 and increased 14% in 2014 from $2.0 million in 2013. The increase in 2015 was primarily due to the Convertible Senior Notes issued by the Company in November 2014 (see Note 10, Debt Obligations, of the Notes to Consolidated Financial Statements, for more information).

Interest and Other Income (Expense), Net.  Interest and other income, net was $0.6 million, $2.3 million, and $0.2 million in the years ended December 31, 2015, 2014, and 2013, respectively.  The increase in interest and other income in 2014 was primarily due to gains from sales of excess property and equipment.

Income Tax Benefit
The income tax benefit for the years ended December 31, 2015, 2014, and 2013 was $0, $70,000 and $0, respectively.
Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated net loss decreased to $4.7 million in 2015 from $100.3 million in 2014 and $104.1 million in 2013.  Net loss per common share was $0.05 in 2015, $1.31 in 2014, and $1.42 in 2013.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our strategic and other collaborations, target validation, database subscription and technology license agreements, government grants and contracts and financing under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through December 31, 2015, we had received net proceeds of $1.3 billion from issuances of common and preferred stock.  In addition, from our inception through December 31, 2015, we received $782.6 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents and government grants and contracts, of which $597.6 million had been recognized as revenues through December 31, 2015.

As of December 31, 2015, we had $521.4 million in cash, cash equivalents and investments.  As of December 31, 2014, we had $339.3 million in cash, cash equivalents and short-term investments.  We generated cash of $184.8 million from operations in 2015. This consisted primarily of the increase in deferred revenue of $171.4 million and non-cash charges of $6.8 million related to stock-based compensation expense, $5.9 million related to the increase in fair value of the Symphony Icon purchase liability, impairment of assets of $3.6 million, a net decrease in other operating assets net of liabilities of $0.5 million and $0.7 million related to depreciation expense, partially offset by the consolidated net loss for the year of $4.7 million.  Investing activities used cash of $117.0 million in 2015, primarily due to net purchases of investments of $116.4 million.  Financing activities used cash of $2.0 million primarily due to repayment of debt borrowings of $1.9 million.

Symphony Drug Development Financing Agreements.  In June 2007, we entered into a series of related agreements providing for the financing of the clinical development of certain drug programs, including telotristat etiprate, along with any other pharmaceutical compositions modulating the same targets as those drug candidates.  Under the financing arrangement, we licensed to Symphony Icon, Inc., a then wholly-owned subsidiary of Symphony Icon Holdings LLC, our intellectual property rights related to the programs and Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs.  We also issued and sold to Holdings shares of our common stock in exchange for $15 million and received an exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs.

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
We also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration we receive pursuant to any licensing transaction under which we grant a third party rights to commercialize telotristat etiprate or other pharmaceutical compositions modulating the same target as telotristat etiprate, which we refer to as the “LG103 programs,” subject to certain exceptions. The contingent payments will be due if and when we receive such consideration from such a licensing transaction. In the event we receive regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 programs prior to entering into such a licensing transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a licensing transaction, we will pay Holdings the sum of $15 million and the amount of certain expenses we incurred after our exercise of the purchase option which are attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such licensing transaction outside of the United States with respect to such product. In the event we make any such payment upon United States regulatory approval, we will have no obligation to make subsequent contingent payments attributable to any such licensing transactions for the commercialization of such product outside the United States until the proceeds of such licensing transactions exceed 50% of the payment made as a result of such United States regulatory approval.

The contingent payments may be paid in cash or a combination of cash and common stock, in our discretion, provided that no more than 50% of any contingent payment will be paid in common stock. On December 4, 2014, we paid $5.8 million in cash and issued 666,111 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to our license and collaboration agreement with Ipsen Pharma SAS. On April 24, 2015, we paid $0.75 million in cash to Holdings in satisfaction of our contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015 (see Note 16, Collaboration and License Agreements, of the Notes to Consolidated Financial Statements, for more information).
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

Under the terms of our award, we are responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016. We will receive credits against those job obligations based on funding received by TIGM and certain related parties from sources other than the State of Texas.  We will also receive credits against those jobs obligations for any surplus jobs we create. We may be required to repay the state a portion of the award if we fail to meet those job obligations. Subject to these credits, if we fail to create the specified number of jobs, the State may require us to repay $2,415 for each job we fall short beginning in 2013.  Our maximum aggregate exposure for such payments, if we fail to create any new jobs, is approximately $14.2 million, including $6.4 million through 2016, without giving effect to any credits to which we may be entitled.

Facilities.  In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. The mortgage has a principal balance of $18.3 million as of December 31, 2015. In January 2016, we agreed to sell our facilities in The Woodlands, Texas for a purchase price of $21.2 million, subject to normal and customary closing conditions and the negotiation and execution of a leaseback agreement with respect to a portion of the facilities (see Note 6, Buildings and Land for Sale, of the Notes to Consolidated Financial Statements, for more information).

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

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2015:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Debt	$105.8	$2.0	$16.3	$—	$87.5
Interest payment obligations	29.5	6.0	9.7	9.2	4.6
Operating leases	4.2	0.5	1.2	1.2	1.3
Total	$139.5	$8.5	$27.2	$10.4	$93.4

The foregoing table does not include any potential payments related to the award we received from the Texas Enterprise Fund. Under the terms of the award, we are responsible for the creation of jobs beginning in 2012. Subject to credits, if we fail to create the specified number of jobs, the State of Texas may require us to repay $2,415 for each job we fall short beginning in 2013 and continuing until 2019. Our maximum aggregate exposure for such payment, if we fail to create any new jobs, is approximately $14.2 million, including $6.4 million through 2016, without giving effect to any credits to which we may be entitled. See Note 16, Collaboration and License Agreements, of the Notes to Consolidated Financial Statements, for further discussion.

Our future capital requirements will be substantial and will depend on many factors, including the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities, our ability to establish new collaborations and licenses and the amount and timing of payments under such agreements, the level and timing of our research, development and commercialization expenditures, market acceptance of our products, the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to devote substantial capital resources to seek regulatory approval for and, if approved, to commercialize our drug candidates, to continue and expand our development efforts, and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase.  We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk.  We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

We had approximately $521.4 million in cash and cash equivalents and short-term investments as of December 31, 2015.  We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on such assessment using those criteria, management believes that, as of December 31, 2015, our internal control over financial reporting is effective.

Our independent auditors have also audited our internal control over financial reporting as of December 31, 2015 as stated in the audit report which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2015 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2015. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2015.

Item 14.   Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2015.

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
Certificate of Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2015 and incorporated by reference herein).

3.3	—	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8‑K dated April 26, 2012 and incorporated by reference herein).
4.1	—	Securities Purchase Agreement, dated June 17, 2007, with Invus, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2007 and incorporated by reference herein).
4.2	—
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

10.6	—
Consulting Agreement with Robert J. Lefkowitz, M.D. dated March 31, 2003 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and incorporated by reference herein).

10.7	—
Form of Indemnification Agreement with Officers and Directors (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

*10.8	—	Summary of Non-Employee Director Compensation.
*10.9	—	Equity Incentive Plan.
*10.10	—	Non-Employee Directors’ Equity Incentive Plan.
10.11	—
Form of Stock Option Agreement with Officers under the Equity Incentive Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 and incorporated by reference herein).

10.12	—
Form of Restricted Stock Unit Agreement with Officers under the Equity Incentive Plan (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 and incorporated by reference herein).

*10.13	—	Form of Notice of Stock Option Grant to Directors under the Non-Employee Directors’ Equity Incentive Plan.
*†10.14	—	Collaboration and License Agreement, dated November 5, 2015, with Sanofi.
†10.15	—
License and Collaboration Agreement, dated October 21, 2014, with Ipsen Pharma SAS (filed as Exhibit 10.1 to the amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2014, as filed on December 23, 2014, and incorporated by reference herein).

†10.16	—
First Amendment, dated March 17, 2015, to License and Collaboration Agreement, dated October 21, 2014, with Ipsen Pharma SAS (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated by reference herein).

†10.17	—
Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated by reference herein).

Exhibit No.		Description
†10.18	—
First Amendment, dated May 30, 2006, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated by reference herein).

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

10.23	—
Loan and Security Agreement, dated April 21, 2004, between Lex-Gen Woodlands, L.P. and iStar Financial Inc., as amended (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 and incorporated by reference herein).

10.24	—
Real Estate Purchase and Sale Agreement, dated January 21, 2016, between Lex-Gen Woodlands, L.P. and TC Houston Office Development, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2016 and incorporated by reference herein).

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

Lexicon Pharmaceuticals, Inc.
Date:	March 11, 2016	By:	/s/ LONNEL COATS
Lonnel Coats
President and Chief Executive Officer

Date:	March 11, 2016	By:	/s/ JEFFREY L. WADE
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

Signature	Title	Date

/s/ LONNEL COATS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2016
Lonnel Coats

/s/ JEFFREY L. WADE	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer (Principal Financial Officer)	March 11, 2016
Jeffrey L. Wade

/s/ JAMES F. TESSMER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 11, 2016
James F. Tessmer

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 11, 2016
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 11, 2016
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 11, 2016
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 11, 2016
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 11, 2016
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 11, 2016
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 11, 2016
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 11, 2016
Judith L. Swain, M.D.

F-1

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexicon Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 11, 2016

Report of Independent
Registered Public Accounting Firm

The Board of Directors and Stockholders
of Lexicon Pharmaceuticals, Inc.:

We have audited Lexicon Pharmaceuticals, Inc.’s  internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). Lexicon Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Lexicon Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexicon Pharmaceuticals, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 11, 2016

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$202,989	$137,266
Short-term investments, including restricted investments of $0 and $430, respectively	318,363	202,073
Accounts receivable, net of allowances of $4 and $35, respectively	911	1,035
Assets held for sale	—	23,849
Prepaid expenses and other current assets	10,137	4,764
Total current assets	532,400	368,987
Property and equipment, net of accumulated depreciation and amortization of $59,428 and $36,274, respectively	21,227	1,080
Goodwill	44,543	44,543
Other intangible assets	53,357	53,357
Other assets	3,305	3,409
Total assets	$654,832	$471,376
Liabilities and Equity
Current liabilities:
Accounts payable	$19,725	$13,064
Accrued liabilities	24,757	10,120
Current portion of deferred revenue	76,499	1,618
Current portion of long-term debt	2,015	20,167
Total current liabilities	122,996	44,969
Deferred revenue, net of current portion	109,151	12,679
Long-term debt	103,793	87,500
Deferred tax liabilities	18,675	18,675
Other long-term liabilities	14,367	23,535
Total liabilities	368,982	187,358
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 and 128,571 shares authorized; 103,860 and 103,663 shares issued, respectively	104	104
Additional paid-in capital	1,397,646	1,390,619
Accumulated deficit	(1,108,934)	(1,104,252)
Accumulated other comprehensive loss	(219)	(63)
Treasury stock, at cost, 237 and 183 shares, respectively	(2,747)	(2,390)
Total equity	285,850	284,018
Total liabilities and equity	$654,832	$471,376

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Collaborative agreements	$129,728	$22,593	$2,109
Subscription and license fees	286	261	113
Total revenues	130,014	22,854	2,222
Operating expenses:
Research and development, including stock-based compensation of $3,693, $4,020 and $4,376, respectively	95,187	89,279	89,682
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	5,927	1,428	(2,210)
General and administrative, including stock-based compensation of $3,150, $3,061 and $3,045, respectively	23,835	19,411	17,121
Impairment loss on buildings	3,597	13,102	—
Total operating expenses	128,546	123,220	104,593
Income (loss) from operations	1,468	(100,366)	(102,371)
Interest expense	(6,722)	(2,253)	(1,971)
Interest and other income, net	572	2,255	216
Consolidated net loss before taxes	(4,682)	(100,364)	(104,126)
Income tax benefit	—	70	—
Consolidated net loss	$(4,682)	$(100,294)	$(104,126)
Consolidated net loss per common share, basic and diluted	$(0.05)	$(1.31)	$(1.42)
Shares used in computing consolidated net loss per common share, basic and diluted	103,591	76,347	73,302

Other comprehensive loss:
Unrealized loss on investments	(156)	(65)	(21)
Comprehensive loss	$(4,838)	$(100,359)	$(104,147)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Stock	Total
Balance at December 31, 2012	73,196	$73	$1,167,044	$(899,832)	$23	$(630)	$266,678
Stock-based compensation	—	—	7,421	—	—	—	7,421
Issuance of common stock under Equity Incentive Plans	282	—	1,084	—	—	—	1,084
Repurchase of common stock	—	—	—	—	—	(873)	(873)
Net loss	—	—	—	(104,126)	—	—	(104,126)
Unrealized loss on investments	—	—	—	—	(21)	—	(21)
Balance at December 31, 2013	73,478	73	1,175,549	(1,003,958)	2	(1,503)	170,163
Stock-based compensation	—	—	7,081	—	—	—	7,081
Issuance of common stock to designees of Symphony Icon Holdings LLC	666	1	5,749	—	—	—	5,750
Issuance of common stock under Equity Incentive Plans	252	1	322	—	—	—	323
Issuance of common stock, net of fees	29,267	29	201,918	—	—	—	201,947
Repurchase of common stock	—	—	—	—	—	(887)	(887)
Net loss	—	—	—	(100,294)	—	—	(100,294)
Unrealized loss on investments	—	—	—	—	(65)	—	(65)
Balance at December 31, 2014	103,663	104	1,390,619	(1,104,252)	(63)	(2,390)	284,018
Stock-based compensation	—	—	6,843	—	—	—	6,843
Issuance of common stock under Equity Incentive Plans	197	—	114	—	—	—	114
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Net loss	—	—	—	(4,682)	—	—	(4,682)
Unrealized loss on investments	—	—	—	—	(156)	—	(156)
Other	—	—	70	—	—	—	70
Balance at December 31, 2015	103,860	$104	$1,397,646	$(1,108,934)	$(219)	$(2,747)	$285,850

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Consolidated net loss	$(4,682)	$(100,294)	$(104,126)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	727	1,928	2,863
Impairment of assets	3,597	13,544	—
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	5,927	1,428	(2,210)
Stock-based compensation	6,843	7,081	7,421
Gain on disposal of property and equipment	(47)	(1,631)	—
Amortization of debt issuance costs	520	100	—
Deferred tax benefit	—	(70)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	124	457	588
(Increase) decrease in prepaid expenses and other current assets	(5,373)	(128)	1,713
Increase in other assets	(416)	—	(9)
Increase in accounts payable and other liabilities	6,203	1,266	3,119
Increase (decrease) in deferred revenue	171,353	697	(438)
Net cash provided by (used in) operating activities	184,776	(75,622)	(91,079)
Cash flows from investing activities:
Purchases of property and equipment	(910)	(80)	(1,721)
Proceeds from disposal of property and equipment	335	2,170	130
Purchases of investments	(326,446)	(221,953)	(111,490)
Maturities of investments	210,000	111,444	212,625
Net cash provided by (used in) investing activities	(117,021)	(108,419)	99,544
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	114	202,270	1,084
Repurchase of common stock	(357)	(887)	(873)
Proceeds from debt borrowings, net of fees	—	84,135	—
Repayment of debt borrowings	(1,859)	(1,710)	(1,574)
Other financing activities	70	—	(26)
Net cash provided by (used in) financing activities	(2,032)	283,808	(1,389)
Net increase in cash and cash equivalents	65,723	99,767	7,076
Cash and cash equivalents at beginning of year	137,266	37,499	30,423
Cash and cash equivalents at end of year	$202,989	$137,266	$37,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,270	$1,761	$1,897

Supplemental disclosure of noncash investing and financing activities:
Unrealized loss on investments	$(156)	$(65)	$(21)
Common stock issued in satisfaction of Symphony Icon payment obligation	$—	$5,750	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

1. Organization and Operations

Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to discover the functions and pharmaceutical utility of genes and use those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease.

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, contract and milestone payments to it under strategic collaborations and other research and development collaborations, target validation, database subscription and technology license agreements, government grants and contracts and financing under debt and lease arrangements. The Company’s future success is dependent upon many factors, including, but not limited to, its ability to develop and obtain regulatory approval for its products, successfully commercialize its products which gain regulatory approval, achieve milestones under its collaboration agreements, establish new collaboration and license agreements, obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company’s future success.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2015, short-term investments consist of U.S. treasury bills and corporate debt securities. As of December 31, 2014, short-term investments consist of U.S. treasury bills and certificates of deposit. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Restricted Cash and Investments:  Lexicon was required to maintain restricted cash or investments to collateralize standby letters of credit for the lease on its office and laboratory facilities in Hopewell, New Jersey that terminated in June 2015.  As of December 31, 2015 and 2014, restricted cash and investments were zero and $0.4 million, respectively.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Concentration of Credit Risk: Lexicon’s cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in the United States.  The Company has not experienced any significant credit losses to date.  In 2015, customers in France and the United States represented 99% and 1% of revenue, respectively. In 2014, customers in France and the United States represented 94% and 6%, respectively. In 2013, customers in the United States represented 100% of revenue.  At December 31, 2015, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery of the functions and pharmaceutical utility of genes and the use of those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, government grants and contracts and compound library sales. In 2015, Sanofi represented 98% of revenues. In 2014, Ipsen Pharma SAS represented 94% of revenues. In 2013, McNair Medical Institute, LLC and Taconic Farms, Inc. represented 57% and 33% of revenues, respectively.

Property and Equipment: Property and equipment that is held and used is carried at cost and depreciated using the straight-line method over the estimated useful life of the assets which ranges from three to 40 years.  Maintenance, repairs and minor replacements are charged to expense as incurred.  Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term.  Significant renewals and betterments are capitalized.

Impairment of Long-Lived Assets:  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2014, Lexicon reclassified its buildings and land as assets held for sale, as it intended to sell these assets, and recorded an impairment loss of $13.1 million in the year ended December 31, 2014. In the fourth quarter of 2015, Lexicon made a change to its plan of sale and reclassified its buildings and land as assets held and used in accordance with the accounting guidance regarding selling assets with a leaseback requirement, and recorded an additional impairment loss of $3.6 million in the year ended December 31, 2015 (see Note 6, Buildings and Land for Sale).

Indefinite lived intangible assets are also tested annually for impairment and whenever indicators of impairment are present. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its intangible assets. If management believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible assets is less than its carrying amount, the Company calculates the asset’s fair value. If the carrying value of the asset exceeds its fair value, then the intangible asset is written down to its fair value.

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2015, 2014 or 2013.

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

Stock-Based Compensation:  The Company recognizes compensation expense in its statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2015, stock-based compensation cost for all outstanding unvested options and restricted stock units was $10.5 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2015, 2014 and 2013, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2015:
Employees	64%	1.2%	4	0%
Officers and non-employee directors	81%	1.8%	8	0%
December 31, 2014:
Employees	66%	1.2%	4	0%
Officers and non-employee directors	80%	2.3%	8	0%
December 31, 2013:
Employees	85%	0.9%	5	0%
Officers and non-employee directors	81%	1.6%	8	0%

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. Management does not expect the adoption of this pronouncement to have a material impact on Lexicon’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-01 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after

December 15, 2018, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on Lexicon’s consolidated financial statements.

4. Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2015 and 2014 are as follows:

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$202,989	$—	$—	$202,989
Securities maturing within one year:
U.S. treasury securities	313,105	2	(219)	312,888
Corporate debt securities	5,477	—	(2)	5,475
Total short-term investments	$318,582	$2	$(221)	$318,363
Total cash and cash equivalents and investments	$521,571	$2	$(221)	$521,352

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$137,266	$—	$—	$137,266
Securities maturing within one year:
Certificates of deposit	552	—	—	552
U.S. treasury securities	201,584	3	(66)	201,521
Total short-term investments	$202,136	$3	$(66)	$202,073
Total cash and cash equivalents and investments	$339,402	$3	$(66)	$339,339

There were no realized gains or losses for the year ended December 31, 2015, no realized gains or losses for the year ended December 31, 2014, and no realized gains or losses for the year ended December 31, 2013.

5. Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•	Level 1 – quoted prices in active markets for identical assets, which include U.S. treasury securities

•	Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.), which include corporate debt securities

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of the Symphony Icon purchase consideration liability)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2015 and 2014.

	Assets and Liabilities at Fair Value
	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$200,526	$2,463	$—	$202,989
Short-term investments	312,888	5,475	—	318,363
Total cash and cash equivalents and investments	$513,414	$7,938	$—	$521,352
Liabilities
Accrued liabilities	$—	$—	$12,453	$12,453
Other long-term liabilities	—	—	10,362	10,362
Total liabilities	$—	$—	$22,815	$22,815

	Assets and Liabilities at Fair Value
	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$137,266	$—	$—	$137,266
Short-term investments	201,521	552	—	202,073
Total cash and cash equivalents and investments	$338,787	$552	$—	$339,339
Liabilities
Other long-term liabilities	$—	$—	$17,638	$17,638
Total liabilities	$—	$—	$17,638	$17,638

The Company did not have any Level 3 assets during the years ended December 31, 2015, 2014 and 2013. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. The Company’s Level 3 liabilities represent the contingent purchase consideration payable to Symphony Icon, and are estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon (“Symphony Icon”) purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $5.9 million during the year ended December 31, 2015, increased by $1.4 million during the year ended December 31, 2014, and decreased by $2.2 million during the year ended December 31, 2013. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the years ended December 31, 2013, 2014 and 2015.

Other Long-term Liabilities
(in thousands)
Balance at December 31, 2012	$29,920
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	(2,210)
Balance at December 31, 2013	27,710
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,428
Payment of base payment obligation with common stock and cash	(11,500)
Balance at December 31, 2014	17,638
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	5,927
Payment of contingent payment obligation with cash	(750)
Balance at December 31, 2015	$22,815

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

6. Buildings and Land for Sale

In 2014, Lexicon reclassified its buildings and land to assets held for sale on the consolidated balance sheet, as it intended to sell these assets. In the fourth quarter of 2015, Lexicon made a change to its plan of sale and reclassified its buildings and land as assets held and used in accordance with the accounting guidance regarding selling assets with a leaseback requirement. The Company estimated the fair value of the net assets to be sold at approximately $20.3 million and $23.8 million as of December 31, 2015 and 2014, respectively, which represents estimated selling price less costs to sell. This resulted in an impairment loss on the buildings of $3.6 million and $13.1 million in the years ended December 31, 2015 and 2014, respectively, which were recorded in impairment loss on buildings in the accompanying consolidated statements of comprehensive loss. The fair value of the net assets to be sold was determined using Level 2 inputs using sales prices in similar real estate sales and offers received from potential purchasers of the building.

In January 2016, Lexicon entered into a Real Estate Purchase and Sale Agreement (“Real Estate Agreement”) with TC Houston Office Development, Inc. (“Purchaser).” Under the Real Estate Agreement, Lexicon agreed to sell its facilities in The Woodlands, Texas to Purchaser for a purchase price of $21.2 million. Such sale is subject to normal and customary closing conditions, including a study period, which extends until March 21, 2016, subject to extension, during which Purchaser may conduct inspections, analyses and other studies of the property and may terminate the Real Estate Agreement in its discretion. Such sale is also subject to the negotiation and execution by the parties of a leaseback agreement with respect to a portion of the property concurrently with closing.

7. Property and Equipment

Property and equipment at December 31, 2015 and 2014 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2015	2014
		(in thousands)
Computers and software	3-5	$8,457	$9,468
Furniture and fixtures	5-7	6,269	7,032
Laboratory equipment	3-7	3,908	12,737
Leasehold improvements	7-10	240	8,117
Buildings	15-40	59,117	—
Land	—	2,664	—
Total property and equipment		80,655	37,354
Less: Accumulated depreciation and amortization		(59,428)	(36,274)
Net property and equipment		$21,227	$1,080

Buildings of $59.1 million and land of $2.7 million, as well as $38.0 million of related accumulated depreciation, have been reclassified to assets held for sale as of December 31, 2014. In 2015, these assets were reclassified to assets held and used, and are therefore disclosed as property and equipment as of December 31, 2015 (see Note 6, Buildings and Land for Sale).

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$263,138	$255,518
Research and development tax credits	43,728	40,173
Capitalized research and development	85,385	95,946
Stock-based compensation	8,160	7,648
Deferred revenue	4,363	4,457
Other	8,831	8,681
Total deferred tax assets	413,605	412,423
Deferred tax liabilities:
Deferred tax liability related to acquisition of Symphony Icon	(18,675)	(18,675)
Total deferred tax liabilities	(18,675)	(18,675)
Less: valuation allowance	(413,605)	(412,423)
Net deferred tax liabilities	$(18,675)	$(18,675)

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

At December 31, 2015, Lexicon had both federal and state NOL carryforwards of approximately $738.0 million and $455.1 million, respectively.  The federal and state NOL carryforwards began to expire in 2011 and continued to expire in 2012.  The Company’s R&D tax credit carryforwards of approximately $43.7 million began to expire in 2012.  Utilization of the NOL and R&D credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  Based on the federal tax law limits and the Company’s cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2015, the valuation allowance increased $1.2 million, primarily due to the Company’s current year net loss.  Lexicon recorded income tax benefits of $0, $70,000 and $0 in the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2015 and 2014, the Company had no accruals for interest or penalties related to income tax matters.

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

10. Debt Obligations

Convertible Debt. In November 2014, Lexicon completed an offering of $87.5 million in aggregate principal amount of its 5.25% Convertible Senior Notes due 2021 (the “Notes”). The conversion feature did not meet the criteria for bifurcation as required by generally accepted accounting principles and the entire principal amount was recorded as long-term debt on the Company’s consolidated balance sheets.

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

In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which is included in other assets on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of December 31, 2015, the balance of unamortized debt issuance costs was $2.8 million.

The fair value of the Notes was $154.2 million as of December 31, 2015 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.

Mortgage Loan. In April 2004, Lexicon purchased its existing laboratory and office buildings and animal facilities in The Woodlands, Texas with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. The mortgage had a principal balance of $18.3 million as of December 31, 2015. This entire balance was classified as current liabilities on the accompanying consolidated balance sheet as of December 31, 2014 as management intended to repay the mortgage when the assets that serve as collateral for the mortgage loan were sold, and those assets were classified as held for sale as of December 31, 2014. In 2015, these assets were reclassified to assets held and used, and are therefore disclosed as property and equipment as of December 31, 2015, and the related mortgage was reclassified to long-term liabilities, to the extent it is scheduled to be paid after one year, assuming the purchase and sale agreement is not completed (see Note 6, Buildings and Land for Sale). If the purchase and sale agreement that is discussed in Note 6 is completed, the mortgage will be repaid immediately. The buildings and land that serve as collateral for the mortgage loan are included in assets held for sale at $59.1 million and $2.7 million, respectively, before accumulated depreciation, as of December 31, 2015. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

The following table includes the aggregate scheduled future principal payments of the Company’s long-term debt as of December 31, 2015:

For the Year Ending December 31
(in thousands)
2016	$2,015
2017	16,293
2018	—
2019	—
2020	—
Thereafter	87,500
Total debt	105,808
Less current portion	(2,015)
Total long-term debt	$103,793

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
Lexicon also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration Lexicon receives pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize telotristat etiprate, LX1033 or other pharmaceutical compositions modulating the same target as those drug candidates (the “LG103 Programs”), subject to certain exceptions. The contingent payments will be due if and when Lexicon receives such consideration from a Licensing Transaction. In the event Lexicon receives regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon will pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which are attributable to the development of such product, reduced by up to 50% of such sum on account of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon makes any such payment upon United States regulatory approval, Lexicon will have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval. The contingent payments may be paid in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment will be paid in common stock. On December 4, 2014, Lexicon paid $5.8 million in cash and issued 666,111 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to Lexicon’s license and collaboration agreement with Ipsen Pharma SAS. On April 24, 2015, Lexicon paid $0.75 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015 (see Note 16, Collaboration and License Agreements).

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through December 31, 2015, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $5.9 million during the year ended December 31, 2015, increased by $1.4 million during the year ended December 31, 2014, and decreased by $2.2 million during the year ended December 31, 2013. In August 2015, Lexicon announced that the pivotal TELESTAR Phase 3 clinical trial met its primary endpoint, showing the benefit of oral telotristat etiprate in treating cancer patients with carcinoid syndrome that is not adequately controlled by the current standard of care. The increase in the contingent purchase liability during the year ended December 31, 2015 reflects a greater likelihood following the top-line results from the TELESTAR trial that the Company will achieve certain milestones with telotristat etiprate, such as regulatory approval, that would trigger payments under the contingent liability.

12. Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under a lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease agreement.  Under a lease that expired in June 2015, the Company was required to maintain restricted investments to collateralize a standby letter of credit for this lease.  The Company had $0.0 million and $0.4 million in restricted investments as collateral as of December 31, 2015 and 2014, respectively.  Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $0.1 million, $1.0 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.  The following table includes non-cancelable, escalating future lease payments for the facility in New Jersey:

For the Year Ending December 31
(in thousands)
2016	$512
2017	582
2018	595
2019	607
2020	620
Thereafter	1,277
Total	$4,193

Employment Arrangements: Lexicon has entered into employment arrangements with certain of its corporate officers. Under the arrangements, each officer receives a base salary, subject to adjustment, with an annual discretionary bonus based upon specific objectives to be determined by the compensation committee. The employment arrangements are at-will and some contain non-competition agreements. Some of the arrangements also provide for certain severance payments for either six or 12 months and, in some cases, payment of a specified portion of the officer’s bonus target for such year, in the event of a specified termination of the officer’s employment.

Legal Proceedings:  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

13. Other Capital Stock Agreements

Common Stock: In November 2014, Lexicon sold 7,944,133 shares of its common stock at a price of $7.035 per share in a public offering, and sold 21,321,961 shares of its common stock at a price of $7.035 per share in a private placement to Artal International S.C.A, an affiliate of Invus, L.P., Lexicon’s largest stockholder, resulting in net proceeds of $201.9 million, after deducting underwriting discounts and commissions of $3.4 million and offering expenses of $0.6 million. All of the net proceeds of these offerings are reflected as issuance of common stock in the accompanying financial statements.

Reverse Stock Split: Effective May 20, 2015, Lexicon completed a one-for-seven reverse split of its common stock. All references to shares of common stock and per-share data for all periods presented in this report have been adjusted to give effect to this reverse stock split. Proportional adjustments were also made to all shares of common stock issuable under Lexicon’s equity incentive plans and upon conversion of Lexicon’s Notes. Concurrent with the reverse stock split, the authorized shares of common stock were reduced from 900 million (prior to the reverse stock split) to 225 million. As no change was made to the par value of the common shares, common stock and additional paid-in capital were adjusted on a retroactive basis to give effect to the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Any fractional share of common stock that would otherwise have resulted from the reverse stock split were converted into cash payments equal to such fraction multiplied by the closing sales price of the common stock as last reported on the last trading day immediately preceding the effective date of the reverse stock split.

14. Equity Incentive Awards

Equity Incentive Plans

Equity Incentive Plan:  In September 1995, Lexicon adopted the 1995 Stock Option Plan, which was subsequently amended and restated in February 2000, April 2009, April 2012 and April 2015 and renamed the Equity Incentive Plan (the “Equity Incentive Plan”).

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 10,000,000 shares.  No more than 3,571,428 shares may be issued pursuant to awards other than stock options and stock appreciation rights.  As of December 31, 2015, an aggregate of 10,000,000 shares of common stock had been reserved for issuance, options to purchase 4,046,758 shares and 636,906 restricted stock units were outstanding, 858,875 shares had been issued upon the exercise of stock options, 626,839 shares had been issued pursuant to restricted stock units and 113,940 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

Non-Employee Directors’ Equity Incentive Plan:  In February 2000, Lexicon adopted the 2000 Non-Employee Directors’ Stock Option Plan, which was subsequently amended and restated in April 2009, April 2012 and April 2015 and renamed the Non-Employee Directors’ Equity Incentive Plan (the “Directors’ Plan”).  Under the Directors’ Plan, non-employee directors receive an initial option to purchase 4,285 shares of common stock.  In addition, on the day following each of the Company’s annual meetings of stockholders, each non-employee director who has been a director for at least six months is automatically granted an option to purchase 2,857 shares of common stock and a restricted stock award of the number of shares of common stock having a fair market value on the date of grant of $20,000, rounded down to the nearest whole share number.  Initial option grants become vested and exercisable over a period of five years and annual option grants become vested over a period of 12 months from the date of grant.  Options granted under the Directors’ Plan have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and a term of ten years from the date of grant.

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 357,142 shares.  As of December 31, 2015, an aggregate of 357,142 shares of common stock had been reserved for issuance, options to purchase 169,971 shares were outstanding, none had been issued upon the exercise of stock options and 60,992 shares had been issued pursuant to restricted stock awards granted under the Directors’ Plan.

Stock Option Activity:  The following is a summary of option activity under Lexicon’s equity incentive plans:

	2015		2014		2013
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,371	$14.98	3,329	$16.94	3,075	$17.57
Granted	1,207	6.83	643	11.76	499	14.91
Exercised	(19)	11.14	(32)	10.22	(82)	12.25
Expired	(187)	27.29	(476)	24.78	(136)	27.86
Forfeited	(155)	8.51	(93)	13.79	(27)	13.58
Outstanding at end of year	4,217	12.35	3,371	14.98	3,329	16.94
Exercisable at end of year	2,686	$14.53	2,417	$15.89	2,483	$17.92

The weighted average estimated grant date fair value of options granted during the years ended December 31, 2015, 2014 and 2013 were $4.58, $8.61 and $11.13, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 were $35,000, $43,000 and $325,000, respectively.  The weighted average remaining contractual term of options outstanding and exercisable was 6.1 and 4.5 years, respectively, as of December 31, 2015.  At December 31, 2015, the aggregate intrinsic value of the outstanding options and the exercisable options was $10.0 million and $2.4 million, respectively.

Stock Bonus and Restricted Stock Unit Activity:

During the years ended December 31, 2015, 2014 and 2013, Lexicon granted its non-employee directors 21,360, 14,651 and 11,544 shares, respectively, of restricted stock awards. The restricted stock awards had weighed average grant date fair values of $7.49, $10.92 and $13.86 per share, respectively, and vested immediately. During the year ended December 31, 2014, Lexicon granted a consultant 8,200 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $11.20 per share and vested immediately.

During the years ended December 31, 2015, 2014 and 2013, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2014	447	$12.88
Granted	452	6.23
Vested	(166)	12.91
Forfeited	(96)	8.98
Nonvested at December 31, 2015	637	$8.74

Aggregate Shares Reserved for Issuance

As of December 31, 2015, an aggregate of 4,853,635 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 3,842,861 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

15. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $332,000, $376,000 and $511,000 in the years ended December 31, 2015, 2014 and 2013, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

Sanofi. In November 2015, Lexicon entered into a Collaboration and License Agreement (the “Sanofi Agreement”) with Sanofi for the worldwide development of Lexicon’s drug candidate sotagliflozin (LX4211).

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

Under the Sanofi Agreement, Sanofi paid Lexicon an upfront payment of $300 million. In addition, Lexicon is eligible to receive from Sanofi (a) up to an aggregate of $430 million upon the achievement of specified development and regulatory milestones and (b) up to an aggregate of $990 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future development, regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low double digit percentages to forty percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions. Royalties payable with respect to net sales of sotagliflozin for type 1 diabetes in the United States will also be reduced in the event Lexicon does not exercise its co-promotion option described below.

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

The Company considered the following deliverables with respect to the revenue recognition of the $300 million upfront payment:

•The exclusive worldwide license granted to Sanofi to develop and commercialize sotagliflozin;
•The development services Lexicon is performing for sotagliflozin relating to type 1 diabetes; and
•The funding Lexicon will provide for development relating to type 2 diabetes.

The Company determined that the license had stand-alone value because it is an exclusive license that gives Sanofi the right to develop and commercialize sotagliflozin or to sublicense its rights. In addition, sotagliflozin is currently in development and it is possible that Sanofi or another third party could conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Sanofi Agreement to be separate units of accounting. The Company recognized the portion of the consideration allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services for type 1 diabetes and the obligation to provide funding for development services for type 2 diabetes over the period of time Lexicon performs services or provides funding, currently expected to be through 2020.

The Company determined that the initial allocable arrangement consideration was the $300 million upfront payment because it was the only payment that was fixed and determinable at the inception of the arrangement. There was considerable uncertainty at the date of the agreement as to whether Lexicon would earn milestone payments or royalty payments. As such, the Company did not include those payments in the allocable consideration. The Company allocated the allocable consideration based on the relative best estimate of selling price of each unit of accounting. The Company estimated the selling price of the license deliverable by applying a probability-based income approach utilizing an appropriate discount rate. The significant inputs the Company used to determine the projected income of the license included: exercising the option to co-promote, estimated future product sales, estimated cost of goods sold, estimated operating expenses, income taxes, and an appropriate discount rate. The Company estimated the selling price of the development services for type 1 diabetes by using internal estimates of the cost to hire third parties to perform the services over the expected period to perform the development. The Company estimated the obligation to provide funding for type 2 diabetes by using internal estimates of the expected cash flows and timing for $100 million in funding.

As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in the year ended December 31, 2015. The Company is recognizing the $113.8 million allocated to the development services deliverable and the $59.4 million allocated to the funding deliverable over the estimated period of performance as the development and funding occurs. Revenue recognized under the Sanofi Agreement was $126.8 million for the year ended December 31, 2015.

Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen Pharma SAS (“Ipsen”) for the development and commercialization of Lexicon’s drug candidate telotristat etiprate (LX1032) outside of the United States and Japan (the “Licensed Territory”).

Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat etiprate in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat etiprate in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat etiprate for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat etiprate. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $24.5 million through December 31, 2015. In addition, Lexicon is eligible to receive from Ipsen (a)

up to an aggregate of approximately $34 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat etiprate in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat etiprate. Lexicon’s receipt of these payments under the Ipsen Agreement triggers its obligation to make certain contingent payments to Holdings (see Note 11, Arrangements with Symphony Icon, Inc.). Lexicon and Ipsen will enter into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of telotristat etiprate, and Ipsen will pay an agreed upon transfer price for such commercial supply.

The Company considered the following deliverables with respect to the revenue recognition of the $24.5 million upfront payment:

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

As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payment for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Revenue recognized under the Agreement was $2.3 million and $21.4 million for the years ended December 31, 2015 and 2014, respectively.

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

Under the terms of the award, Lexicon is responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016.  Lexicon will obtain credits based on funding received by TIGM and certain related parties from sources other than the State of Texas that it may offset against its potential liability for any job creation shortfalls.  Lexicon will also obtain credits against future jobs commitment liabilities for any surplus jobs it creates.  Subject to these credits, if Lexicon fails to create the specified number of jobs, the state may require Lexicon to repay $2,415 for each job Lexicon falls short beginning in 2013.  Lexicon’s maximum aggregate exposure for such payments, if Lexicon fails to create any new jobs, is approximately $14.2 million, including $6.4 million through 2016, without giving effect to any credits to which Lexicon may be entitled.  Lexicon has recorded this obligation as deferred revenue and accounts payable in the accompanying consolidated balance sheets.  The Texas A&M University System, together with TIGM, has independent job creation obligations and is obligated for an additional period to maintain an aggregate of 5,000 jobs, inclusive of those Lexicon creates.

17. Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited statements of comprehensive loss data, and net loss per common share data, for each quarter of 2015 and 2014:

(in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
		(Unaudited)
2015
Revenues	$1,792	$376	$566	$127,280
Income (loss) from operations	$(26,527)	$(26,688)	$(33,677)	$88,360
Consolidated net income (loss)	$(28,076)	$(26,074)	$(35,282)	$86,750
Consolidated net income (loss) per common share, basic	$(0.27)	$(0.27)	$(0.34)	$0.84
Consolidated net income (loss) per common share, diluted	(0.27)	(0.27)	(0.34)	0.76
Shares used in computing consolidated net income (loss) per common share, basic	103,516	103,608	103,616	103,623
Shares used in computing consolidated net income (loss) per common share, diluted	103,516	103,608	103,616	115,764
2014
Revenues	$277	$676	$419	$21,482
Loss from operations	$(30,472)	$(26,111)	$(40,336)	$(3,447)
Consolidated net loss	$(30,835)	$(26,028)	$(40,498)	$(2,933)
Consolidated net loss per common share, basic and diluted	$(0.42)	$(0.35)	$(0.55)	$(0.03)
Shares used in computing consolidated net loss per common share, basic and diluted	73,422	73,518	73,542	84,813

For all periods presented other than the quarter ended December 31, 2015, the weighted average number of shares outstanding are the same for both basic and diluted consolidated net loss per common share. For these periods, shares associated with convertible debt, stock options and restricted stock units are not included in the weighted average number of shares of common stock outstanding because they are antidilutive. A reconciliation of the numerator and denominator of basic and diluted earnings per share for the quarter ended December 31, 2015 is presented below (in thousands, expect per share amounts):

Consolidated net income, basic	$86,750
Interest on convertible debt	1,277
Consolidated net income, diluted	$88,027

Shares used in computing consolidated net income per common share, basic	103,623
Share-based compensation awards	1,776
Convertible debt	10,365
Shares used in computing consolidated net income per common share, diluted	115,764

Consolidated net income per common share, basic	$0.84
Consolidated net income per common share, diluted	$0.76