Form 10-Q
period 2016-03-31
LEXICON PHARMACEUTICALS, INC.
filed 2016-05-05
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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

As of May 2, 2016, 103,821,416 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2016	2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$24,681	$202,989
Short-term investments	452,465	318,363
Accounts receivable, net of allowances of $4	741	911
Prepaid expenses and other current assets	14,271	10,137
Total current assets	492,158	532,400
Property and equipment, net of accumulated depreciation and amortization of $58,339 and $59,428, respectively	20,753	21,227
Goodwill	44,543	44,543
Other intangible assets	53,357	53,357
Other assets	530	433
Total assets	$611,341	$651,960
Liabilities and Equity
Current liabilities:
Accounts payable	$25,544	$19,725
Accrued liabilities	23,615	24,757
Current portion of deferred revenue	70,764	76,499
Current portion of long-term debt, net of deferred issuance costs	2,020	1,976
Total current liabilities	121,943	122,957
Deferred revenue, net of current portion	102,699	109,151
Long-term debt, net of deferred issuance costs	100,550	100,960
Deferred tax liabilities	18,675	18,675
Other long-term liabilities	14,593	14,367
Total liabilities	358,460	366,110
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 104,083 and 103,860 shares issued, respectively	104	104
Additional paid-in capital	1,399,665	1,397,646
Accumulated deficit	(1,143,817)	(1,108,934)
Accumulated other comprehensive gain (loss)	297	(219)
Treasury stock, at cost, 306 and 237 shares, respectively	(3,368)	(2,747)
Total equity	252,881	285,850
Total liabilities and equity	$611,341	$651,960

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues from collaborative agreements	$12,494	$1,792
Operating expenses:
Research and development, including stock-based compensation of $989 and $1,104, respectively	37,002	20,865
Increase in fair value of Symphony Icon, Inc. purchase liability	965	1,753
General and administrative, including stock-based compensation of $846 and $849, respectively	8,398	5,701
Total operating expenses	46,365	28,319
Loss from operations	(33,871)	(26,527)
Interest expense	(1,649)	(1,702)
Interest and other income, net	637	153
Net loss	$(34,883)	$(28,076)
Net loss per common share, basic and diluted	$(0.34)	$(0.27)
Shares used in computing consolidated net loss per common share, basic and diluted	103,682	103,516

Other comprehensive loss:
Unrealized gain on investments	516	86
Comprehensive loss	$(34,367)	$(27,990)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2014	103,663	$104	$1,390,619	$(1,104,252)	$(63)	$(2,390)	$284,018
Stock-based compensation	—	—	1,953	—	—	—	1,953
Issuance of common stock under Equity Incentive Plans	167	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Net loss	—	—	—	(28,076)	—	—	(28,076)
Unrealized gain on investments	—	—	—	—	86	—	86
Other	—	—	(17)	—	—	—	(17)
Balance at March 31, 2015	103,830	$104	$1,392,555	$(1,132,328)	$23	$(2,747)	$257,607

Balance at December 31, 2015	103,860	$104	$1,397,646	$(1,108,934)	$(219)	$(2,747)	$285,850
Stock-based compensation	—	—	1,835	—	—	—	1,835
Issuance of common stock under Equity Incentive Plans	223	—	184	—	—	—	184
Repurchase of common stock	—	—	—	—	—	(621)	(621)
Net loss	—	—	—	(34,883)	—	—	(34,883)
Unrealized gain on investments	—	—	—	—	516	—	516
Balance at March 31, 2016	104,083	$104	$1,399,665	$(1,143,817)	$297	$(3,368)	$252,881

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(34,883)	$(28,076)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	521	355
Increase in fair value of Symphony Icon, Inc. purchase liability	965	1,753
Stock-based compensation	1,835	1,953
Amortization of debt issuance costs	125	62
Loss on disposal of property and equipment	12	6
Changes in operating assets and liabilities:
Decrease in accounts receivable	170	865
(Increase) decrease in prepaid expenses and other current assets	(4,134)	1,570
Increase in other assets	—	(393)
Increase (decrease) in accounts payable and other liabilities	3,836	(1,302)
Decrease in deferred revenue	(12,187)	(278)
Net cash used in operating activities	(43,740)	(23,485)
Cash flows from investing activities:
Purchases of property and equipment	(54)	(17)
Proceeds from disposal of property and equipment	—	4
Purchases of investments	(208,986)	(70,978)
Maturities of investments	75,400	—
Net cash used in investing activities	(133,640)	(70,991)
Cash flows from financing activities:
Proceeds from issuance of common stock	184	—
Repurchase of common stock	(621)	(357)
Repayment of debt borrowings	(491)	(456)
Other financing activities	—	(17)
Net cash used in financing activities	(928)	(830)
Net decrease in cash and cash equivalents	(178,308)	(95,306)
Cash and cash equivalents at beginning of period	202,989	137,266
Cash and cash equivalents at end of period	$24,681	$41,960

Supplemental disclosure of cash flow information:
Cash paid for interest	$378	$412

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on investments	$516	$86

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.
The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

The Company recorded $1.8 million and $2.0 million of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2016 and 2015:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2016:
Employees	63%	1.1%	4	—%
Officers and non-employee directors	83%	1.6%	8	—%
March 31, 2015:
Employees	63%	1.2%	4	—%
Officers and non-employee directors	81%	1.9%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2015	4,217	$12.35
Granted	934	8.47
Exercised	(7)	11.59
Expired	(157)	27.03
Forfeited	(9)	8.49
Outstanding at March 31, 2016	4,978	11.17
Exercisable at March 31, 2016	2,829	$13.12

During the three months ended March 31, 2016, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2015	637	$8.74
Granted	496	8.20
Vested	(206)	9.75
Forfeited	(31)	11.06
Nonvested at March 31, 2016	896	$8.12

4.	Recent Accounting Pronouncements
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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. During the three months ended March 31, 2016, the Company adopted ASU No. 2015-03 retrospectively for all periods presented in the accompanying consolidated balance sheets. The reclassification of debt issuance costs resulted in reductions in other assets, current portion of long-term debt and long-term debt of $2.9 million, $39,000 and $2.8 million, respectively, as of December 31, 2015.
In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes, requiring that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 31, 2016, and early adoption is permitted. Management does not expect the adoption of this pronouncement to have a material impact on Lexicon’s consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on Lexicon’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation,” which is intended to simplify several aspects of the accounting for share-based payment award transactions. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Management is currently evaluating the impact of this pronouncement on Lexicon’s consolidated financial statements.

5.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2016 and December 31, 2015 are as follows:

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$24,681	$—	$—	$24,681
Securities maturing within one year:
U.S. treasury securities	434,505	305	(7)	434,803
Corporate debt securities	17,663	2	(3)	17,662
Total short-term investments	$452,168	$307	$(10)	$452,465
Total cash and cash equivalents and investments	$476,849	$307	$(10)	$477,146

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$202,989	$—	$—	$202,989
Securities maturing within one year:
U.S. treasury securities	313,105	2	(219)	312,888
Corporate debt securities	5,477	—	(2)	5,475
Total short-term investments	$318,582	$2	$(221)	$318,363
Total cash and cash equivalents and investments	$521,571	$2	$(221)	$521,352

There were no realized gains or losses for the three months ended March 31, 2016, and no realized gains or losses for the three months ended March 31, 2015. The cost of securities sold is based on the specific identification method.

6.	Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•	Level 1 - quoted prices in active markets for identical investments, which include U.S. treasury securities

•	Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.), which includes corporate debt securities

•	Level 3 - significant unobservable inputs (including the Company’s own assumptions in determining the fair value of the Symphony Icon purchase consideration liability)

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of March 31, 2016 and December 31, 2015.

	Assets and Liabilities at Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$21,682	$2,999	$—	$24,681
Short-term investments	434,803	17,662	—	452,465
Total cash and cash equivalents and investments	$456,485	$20,661	$—	$477,146
Liabilities
Accrued liabilities	$—	$—	$12,979	$12,979
Other long-term liabilities	—	—	10,801	10,801
Total liabilities	$—	$—	$23,780	$23,780

	Assets and Liabilities at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$200,526	$2,463	$—	$202,989
Short-term investments	312,888	5,475	—	318,363
Total cash and cash equivalents and investments	$513,414	$7,938	$—	$521,352
Liabilities
Accrued liabilities	$—	$—	$12,453	$12,453
Other long-term liabilities	—	—	10,362	10,362
Total liabilities	$—	$—	$22,815	$22,815

The Company’s Level 3 liabilities, which consist of the Symphony Icon purchase consideration liability, is estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the three months ended March 31, 2016 and 2015 (in thousands).

Balance at December 31, 2015	$22,815
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	965
Balance at March 31, 2016	$23,780

Balance at December 31, 2014	$17,638
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,753
Payment of contingent payment obligation with cash	(750)
Balance at March 31, 2015	$18,641
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

7.     Buildings and Land Held and Used

In 2014, Lexicon reclassified its buildings and land in The Woodlands, Texas to assets held for sale on its consolidated balance sheet, as it intended to sell these assets. In 2015, Lexicon began negotiations with a commercial developer (the “Purchaser”) to enter into a sales agreement, which would include a leaseback component, requiring a change to Lexicon’s original plan of sale. This resulted in reclassification of its buildings and land to assets held and used in accordance with the accounting guidance regarding selling assets with a leaseback requirement.

In January 2016, Lexicon entered into a Real Estate Purchase and Sale Agreement (“Real Estate Agreement”) with the Purchaser. Under the Real Estate Agreement, Lexicon agreed to sell these assets to the Purchaser for a purchase price of $21.2 million, subject to the negotiation and execution by the parties of a leaseback agreement with respect to a portion of the property. In March 2016, the Purchaser terminated the Real Estate Agreement due to uncertainty in real estate and financing market conditions. Lexicon intends to explore other strategic alternatives with respect to its strategy to reduce facilities costs, including the potential sale of the facilities to an alternative third party. Due to the likelihood that any sale will require a leaseback of a portion of the property, the buildings and land remain classified as assets held and used as of March 31, 2016.

When events or changes in circumstances indicate the carrying amount of property and equity and intangible or other long-lived assets related to specifically acquired assets may not be recoverable, an evaluation of the recoverability of currently recorded costs is performed. When an evaluation is performed, the estimated value of undiscounted future net cash flows associated with the asset is compared to the assets carrying value to determine whether a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment of long-lived assets in the three months ended March 31, 2016 and 2015.

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
In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which offsets long-term debt on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of March 31, 2016, the balance of unamortized debt issuance costs was $2.7 million.
The fair value of the Notes was $144.7 million as of March 31, 2016 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $17.8 million as of March 31, 2016. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.1 million and $2.7 million, respectively, before accumulated depreciation, as of March 31, 2016. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

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
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through March 31, 2016, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the three months ended March 31, 2016 and 2015, the fair value of the Symphony Icon purchase consideration liability increased by $1.0 million and $1.8 million, respectively.
10.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under an operating lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease agreement.  The maximum potential amount of future payments the Company could be required to make under this agreement is $4.1 million as of March 31, 2016. Additionally, Lexicon leases certain equipment under operating leases.

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
The Company considered the following deliverables with respect to the revenue recognition of the $300 million upfront payment:
• The exclusive worldwide license granted to Sanofi to develop and commercialize sotagliflozin;
• The development services Lexicon is performing for sotagliflozin relating to type 1 diabetes; and
• The funding Lexicon will provide for development relating to type 2 diabetes.
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
The Company determined that the initial allocable arrangement consideration was the $300 million upfront payment because it was the only payment that was fixed and determinable at the inception of the arrangement. There was considerable uncertainty at the date of the agreement as to whether Lexicon would earn milestone payments or royalty payments. As such, the Company did not include those payments in the allocable consideration. The Company allocated the allocable consideration based on the relative best estimate of selling price of each unit of accounting. The Company estimated the selling price of the license deliverable by applying a probability-based income approach utilizing an appropriate discount rate. The significant inputs the Company used to determine the projected income of the license included: exercising the option to copromote, estimated future product sales, estimated cost of goods sold, estimated operating expenses, income taxes, and an appropriate discount rate. The Company estimated the selling price of the development services for type 1 diabetes by using internal estimates of the cost to hire third parties to perform the services over the expected period to perform the development. The Company estimated the obligation to provide funding for type 2 diabetes by using internal estimates of the expected cash flows and timing for $100 million in funding.
As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company is recognizing the $113.8 million allocated to the development services deliverable and the $59.4 million allocated to the funding deliverable over the estimated period of performance as the development and funding occurs. Revenue recognized under the Sanofi Agreement was $12.0 million for the three months ended March 31, 2016.

Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen Pharma SAS (“Ipsen”) for the development and commercialization of Lexicon’s drug candidate telotristat etiprate (LX1032) outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat etiprate in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat etiprate in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat etiprate for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat etiprate. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $24.5 million through March 31, 2016. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $34 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat etiprate in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat etiprate. Lexicon’s receipt of these payments under the Ipsen Agreement triggers its obligation to make certain contingent payments to Holdings (see Note 9, Arrangements with Symphony Icon, Inc.). Lexicon and Ipsen will enter into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of telotristat etiprate, and Ipsen will pay an agreed upon transfer price for such commercial supply.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Revenue recognized under the Ipsen Agreement was $0.1 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development and are presently devoting most of our resources to the development of our two most advanced drug candidates:

•
We are developing telotristat etiprate, or LX1032, an orally-delivered small molecule drug candidate, as a treatment for carcinoid syndrome. We have reported positive top-line data from both our pivotal TELESTAR Phase 3 clinical trial and its companion TELECAST Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients. We have submitted an application for regulatory approval to market telotristat etiprate in the United States and are presently preparing for the commercial launch of telotristat etiprate in the United States, if approved. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize telotristat etiprate outside of the United States and Japan.

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

Since our inception, we have incurred significant losses and, as of March 31, 2016, we had an accumulated deficit of $1.1 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2016	2015
Total revenues	$12.5	$1.8
Dollar increase	$10.7
Percentage increase	597%

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended March 31, 2016 increased from $1.8 million to $12.5 million, primarily due to revenues recognized from the collaboration and license agreement with Sanofi.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2016	2015
Total research and development expense	$37.0	$20.9
Dollar increase	$16.1
Percentage increase	77%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•
Third-party and other services – Third-party and other services for the three months ended March 31, 2016 increased 112% to $29.5 million as compared to the corresponding period in 2015, primarily due to increases in external clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended March 31, 2016 increased 25% to $4.6 million, as compared to the corresponding period in 2015, primarily due to increases in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2016 decreased 10% to $1.0 million, as compared to the corresponding period in 2015.

•
Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2016 decreased 20% to $0.9 million, as compared to the corresponding period in 2015, primarily due to reductions in utilities expense and property tax expense, partially offset by an increase in depreciation expense.

•	Other – Other costs for the three months ended March 31, 2016 was $1.0 million, consistent with the corresponding period in 2015.

Increase in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability increased by $1.0 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively (see Note 9, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2016	2015
Total general and administrative expense	$8.4	$5.7
Dollar increase	$2.7
Percentage increase	47%
General and administrative expenses consist primarily of personnel costs to support our research and development activities, professional fees such as legal fees, stock-based compensation expenses, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended March 31, 2016 increased 13% to $3.1 million, as compared to the corresponding period in 2015. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional fees – Professional fees for the three months ended March 31, 2016 increased 145% to $3.4 million, as compared to the corresponding period in 2015, primarily due to increased consulting costs in preparation for commercialization of telotristat etiprate.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2016 was $0.8 million, consistent with the corresponding period in 2015.

•	Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2016 increased 29% to $0.4 million, as compared to the corresponding period in 2015.

•	Other – Other costs for the three months ended March 31, 2016 increased 64% to $0.7 million, as compared to the corresponding period in 2015.

Interest Expense and Interest and Other Income (Expense), Net
Interest Expense.  Interest expense for the three months ended March 31, 2016 and 2015 was $1.6 million and $1.7 million, respectively.

Interest and Other Income (Expense), Net. Interest and other income, net for the three months ended March 31, 2016 and 2015 was $0.6 million and $0.2 million, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $34.9 million in the three months ended March 31, 2016 from $28.1 million in the corresponding period in 2015. Consolidated net loss per common share increased to $0.34 in the three months ended March 31, 2016 from $0.27 in the corresponding period in 2015.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our strategic and other collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through March 31, 2016, we had received net proceeds of $1.3 billion from issuances of common and preferred stock. In addition, from our inception through March 31, 2016, we received $782.7 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $610.1 million had been recognized as revenues through March 31, 2016.
As of March 31, 2016, we had $477.1 million in cash, cash equivalents and investments. As of December 31, 2015, we had $521.4 million in cash, cash equivalents and investments. We used cash of $43.7 million in operations in the three months ended March 31, 2016. This consisted primarily of the consolidated net loss for the period of $34.9 million and a net increase in other operating assets net of liabilities of $12.3 million, partially offset by non-cash charges of $1.8 million related to stock-based compensation expense, $1.0 million related to the increase in fair value of the Symphony Icon purchase liability, and $0.5 million related to depreciation expense. Investing activities used cash of $133.6 million in the three months ended March 31, 2016, primarily due to net purchases of investments of $133.6 million. Financing activities used cash of $0.9 million, primarily due to repurchase of common stock of $0.6 million and repayment of debt borrowings of $0.5 million.
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
We also agreed to make up to $45 million in additional contingent payments, which will consist of 50% of any consideration we receive pursuant to any licensing transaction under which we grant a third party rights to commercialize telotristat etiprate or other pharmaceutical compositions modulating the same target as those drug candidates, which we refer to as the “LG103 programs,” subject to certain exceptions. The contingent payments will be due if and when we receive such consideration from such a licensing transaction. In the event we receive regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 programs prior to entering into such a licensing transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a licensing transaction, we will pay Holdings the sum of $15 million and the amount of certain expenses we incurred after our exercise of the purchase option which are attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such licensing transaction outside of the United States with respect to such product. In the event we make any such payment upon United States regulatory approval, we will have no obligation to make subsequent contingent payments attributable to any such licensing transactions for the commercialization of such product outside the United States until the proceeds of such licensing transactions exceed 50% of the payment made as a result of such United States regulatory approval.
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
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $17.8 million as of March 31, 2016.
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
We had approximately $477.1 million in cash and cash equivalents and short-term investments as of March 31, 2016. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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

Risks Related to Our Drug Candidates

•	We are dependent on the successful development and commercialization of telotristat etiprate and sotagliflozin.

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

•
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

•	We are subject to certain healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

•
If we are unable to obtain adequate coverage and reimbursement from third-party payors for any products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.

•	Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may negatively affect our revenues and prospects for profitability.

•	Our competitors may develop products that make our or our collaborators’ products obsolete.

•	We may not be able to manufacture our drug candidates in commercial quantities, which would prevent us from commercializing our drug candidates.

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

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2016	—		$—		—	—
February 1-29, 2016	68,482	(1)	$9.07	(2)	—	—
March 1-31, 2016	—		$—		—	—

(1)
Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2012, February 2013, February 2014 and February 2015 under our Equity Incentive Plan with respect to the vesting of such restricted stock units.

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

Lexicon Pharmaceuticals, Inc.

Date:	May 5, 2016	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	May 5, 2016	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document