Form 10-K/A
period 2015-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2016-06-14
CIK 1062822

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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (check one):  Large accelerated filer ☐   Accelerated filer  ☑ Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $335.0 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2015 of $8.05 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of June 13, 2016, 103,846,457 shares of common stock were outstanding.
Documents Incorporated by Reference
No documents are incorporated by reference into this Form 10-K/A.

EXPLANATORY NOTE
We are filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission on March 11, 2016, solely for the purpose of filing a revised version of Exhibit 10.14 to disclose certain information for which confidential treatment had been initially requested. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including Part IV, Item 15 below. Except as specifically indicated herein, no other information included in our Annual Report on Form 10-K for the year ended December 31, 2015 is amended by this Form 10-K/A.

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

Exhibit No.		Description
4.6	—
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

**10.8	—	Summary of Non-Employee Director Compensation.
**10.9	—	Equity Incentive Plan.
**10.10	—	Non-Employee Directors’ Equity Incentive Plan.
10.11	—
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

**10.13	—	Form of Notice of Stock Option Grant to Directors under the Non-Employee Directors’ Equity Incentive Plan.
*†10.14	—	Collaboration and License Agreement, dated November 5, 2015, with Sanofi.
†10.15	—
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

21.1	—	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 and incorporated by reference herein).
**23.1	—	Consent of Independent Registered Public Accounting Firm.
**24.1	—	Power of Attorney (contained in signature page).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	—	XBRL Instance Document.
**101.SCH	—	XBRL Taxonomy Extension Schema Document.
**101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
**101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________

*	Filed herewith.
**	Previously filed.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date:	June 14, 2016	By:	*
Lonnel Coats
President and Chief Executive Officer

Date:	June 14, 2016	By:	*
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2016
Lonnel Coats

*	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer (Principal Financial Officer)	June 14, 2016
Jeffrey L. Wade

*	Vice President, Finance and Accounting (Principal Accounting Officer)	June 14, 2016
James F. Tessmer

*	Chairman of the Board of Directors	June 14, 2016
Raymond Debbane

*	Director	June 14, 2016
Philippe J. Amouyal

*	Director	June 14, 2016
Samuel L. Barker, Ph.D.

*	Director	June 14, 2016
Robert J. Lefkowitz, M.D.

*	Director	June 14, 2016
Alan S. Nies, M.D.

*	Director	June 14, 2016
Frank P. Palantoni

*	Director	June 14, 2016
Christopher J. Sobecki

*	Director	June 14, 2016
Judith L. Swain, M.D.

/s/ Jeffrey L. Wade*
Jeffrey L. Wade

*Pursuant to powers of attorney filed on March 11, 2016 with the
Annual Report on Form 10-K for the year ended December 31, 2015.