Form 10-Q
period 2016-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2016-08-04
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

As of August 1, 2016, 103,865,713 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2016	2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$38,410	$202,989
Short-term investments	390,955	318,363
Accounts receivable, net of allowances of $4	1,018	911
Prepaid expenses and other current assets	9,071	10,137
Total current assets	439,454	532,400
Property and equipment, net of accumulated depreciation and amortization of $58,855 and $59,428, respectively	20,350	21,227
Goodwill	44,543	44,543
Other intangible assets	53,357	53,357
Other assets	430	433
Total assets	$558,134	$651,960
Liabilities and Equity
Current liabilities:
Accounts payable	$28,225	$19,725
Accrued liabilities	23,950	24,757
Current portion of deferred revenue	61,528	76,499
Current portion of long-term debt, net of deferred issuance costs	17,289	1,976
Total current liabilities	130,992	122,957
Deferred revenue, net of current portion	92,188	109,151
Long-term debt, net of deferred issuance costs	84,909	100,960
Deferred tax liabilities	18,675	18,675
Other long-term liabilities	14,037	14,367
Total liabilities	340,801	366,110
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 104,152 and 103,860 shares issued, respectively	104	104
Additional paid-in capital	1,402,190	1,397,646
Accumulated deficit	(1,181,929)	(1,108,934)
Accumulated other comprehensive gain (loss)	336	(219)
Treasury stock, at cost, 306 and 237 shares, respectively	(3,368)	(2,747)
Total equity	217,333	285,850
Total liabilities and equity	$558,134	$651,960

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Collaborative agreements	$20,001	$338	$32,495	$2,130
Subscription and license fees	88	38	88	38
Total revenues	20,089	376	$32,583	$2,168
Operating expenses:
Research and development, including stock-based compensation of $973, $868, $1,962 and $1,972, respectively	48,216	20,769	85,218	41,634
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	478	(12)	1,443	1,741
General and administrative, including stock-based compensation of $984, $920, $1,830 and $1,769, respectively	8,416	6,307	16,814	12,008
Total operating expenses	57,110	27,064	103,475	55,383
Loss from operations	(37,021)	(26,688)	(70,892)	(53,215)
Interest expense	(1,638)	(1,655)	(3,287)	(3,357)
Interest and other income, net	547	269	1,184	422
Net loss	$(38,112)	$(28,074)	$(72,995)	$(56,150)
Net loss per common share, basic and diluted	$(0.37)	$(0.27)	$(0.70)	$(0.54)
Shares used in computing consolidated net loss per common share, basic and diluted	103,830	103,608	103,756	103,562

Other comprehensive loss:
Unrealized gain on investments	39	75	555	161
Comprehensive loss	$(38,073)	$(27,999)	$(72,440)	$(55,989)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2014	103,663	$104	$1,390,619	$(1,104,252)	$(63)	$(2,390)	$284,018
Stock-based compensation	—	—	3,741	—	—	—	3,741
Issuance of common stock under Equity Incentive Plans	188	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Net loss	—	—	—	(56,150)	—	—	(56,150)
Unrealized gain on investments	—	—	—	—	161	—	161
Other	—	—	61	—	—	—	61
Balance at June 30, 2015	103,851	$104	$1,394,421	$(1,160,402)	$98	$(2,747)	$231,474

Balance at December 31, 2015	103,860	$104	$1,397,646	$(1,108,934)	$(219)	$(2,747)	$285,850
Stock-based compensation	—	—	3,792	—	—	—	3,792
Issuance of common stock under Equity Incentive Plans	292	—	752	—	—	—	752
Repurchase of common stock	—	—	—	—	—	(621)	(621)
Net loss	—	—	—	(72,995)	—	—	(72,995)
Unrealized gain on investments	—	—	—	—	555	—	555
Balance at June 30, 2016	104,152	$104	$1,402,190	$(1,181,929)	$336	$(3,368)	$217,333

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(72,995)	$(56,150)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	1,037	601
Increase in fair value of Symphony Icon, Inc. purchase liability	1,443	1,741
Stock-based compensation	3,792	3,741
Amortization of debt issuance costs	250	241
(Gain) loss on disposal of property and equipment	12	(59)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(107)	719
(Increase) decrease in prepaid expenses and other current assets	1,066	(2,387)
Increase in other assets	—	(413)
Increase (decrease) in accounts payable and other liabilities	5,818	(3,326)
Decrease in deferred revenue	(31,934)	(371)
Net cash used in operating activities	(91,618)	(55,663)
Cash flows from investing activities:
Purchases of property and equipment	(67)	(480)
Proceeds from disposal of property and equipment	—	334
Purchases of investments	(219,437)	(70,505)
Maturities of investments	147,400	—
Net cash used in investing activities	(72,104)	(70,651)
Cash flows from financing activities:
Proceeds from issuance of common stock	752	—
Repurchase of common stock	(621)	(357)
Repayment of debt borrowings	(988)	(912)
Other financing activities	—	61
Net cash used in financing activities	(857)	(1,208)
Net decrease in cash and cash equivalents	(164,579)	(127,522)
Cash and cash equivalents at beginning of period	202,989	137,266
Cash and cash equivalents at end of period	$38,410	$9,744

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,046	$3,184

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on investments	$555	$161

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.
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

The Company recorded $2.0 million and $1.8 million of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively. The Company recorded $3.8 million and $3.7 million of stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2016 and 2015:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2016:
Employees	63%	1.1%	4	—%
Officers and non-employee directors	83%	1.6%	8	—%
June 30, 2015:
Employees	63%	1.2%	4	—%
Officers and non-employee directors	81%	1.8%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2015	4,217	$12.35
Granted	1,130	9.23
Exercised	(66)	9.98
Expired	(166)	27.36
Forfeited	(12)	8.65
Outstanding at June 30, 2016	5,103	11.21
Exercisable at June 30, 2016	2,911	$12.94

During the six months ended June 30, 2016, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2015	637	$8.74
Granted	496	8.20
Vested	(206)	9.75
Forfeited	(33)	10.95
Nonvested at June 30, 2016	894	$8.12

During the six months ended June 30, 2016, Lexicon granted its non-employee directors 11,456 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $13.96 per share and vested immediately.

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
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. During the six months ended June 30, 2016, the Company adopted ASU No. 2015-03 retrospectively for all periods presented in the accompanying consolidated balance sheets. The reclassification of debt issuance costs resulted in reductions in other assets, current portion of long-term debt and long-term debt of $2.9 million, $39,000 and $2.8 million, respectively, as of December 31, 2015.
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

5.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2016 and December 31, 2015 are as follows:

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$38,410	$—	$—	$38,410
Securities maturing within one year:
U.S. treasury securities	379,307	333	—	379,640
Corporate debt securities	11,312	6	(3)	11,315
Total short-term investments	$390,619	$339	$(3)	$390,955
Total cash and cash equivalents and investments	$429,029	$339	$(3)	$429,365

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$202,989	$—	$—	$202,989
Securities maturing within one year:
U.S. treasury securities	313,105	2	(219)	312,888
Corporate debt securities	5,477	—	(2)	5,475
Total short-term investments	$318,582	$2	$(221)	$318,363
Total cash and cash equivalents and investments	$521,571	$2	$(221)	$521,352

There were no realized gains or losses for the six months ended June 30, 2016, and no realized gains or losses for the six months ended June 30, 2015. The cost of securities sold is based on the specific identification method.

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
The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of June 30, 2016 and December 31, 2015.

	Assets and Liabilities at Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$38,410	$—	$—	$38,410
Short-term investments	379,640	11,315	—	390,955
Total cash and cash equivalents and investments	$418,050	$11,315	$—	$429,365
Liabilities
Accrued liabilities	$—	$—	$13,396	$13,396
Other long-term liabilities	—	—	10,862	10,862
Total liabilities	$—	$—	$24,258	$24,258

	Assets and Liabilities at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$200,526	$2,463	$—	$202,989
Short-term investments	312,888	5,475	—	318,363
Total cash and cash equivalents and investments	$513,414	$7,938	$—	$521,352
Liabilities
Accrued liabilities	$—	$—	$12,453	$12,453
Other long-term liabilities	—	—	10,362	10,362
Total liabilities	$—	$—	$22,815	$22,815

The Company’s Level 3 liabilities, which consist of the Symphony Icon purchase consideration liability, is estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the six months ended June 30, 2016 and 2015 (in thousands).

Balance at December 31, 2015	$22,815
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,443
Balance at June 30, 2016	$24,258

Balance at December 31, 2014	$17,638
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,741
Payment of contingent payment obligation with cash	(750)
Balance at June 30, 2015	$18,629
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

In January 2016, Lexicon entered into a Real Estate Purchase and Sale Agreement (“Real Estate Agreement”) with the Purchaser. Under the Real Estate Agreement, Lexicon agreed to sell these assets to the Purchaser for a purchase price of $21.2 million, subject to the negotiation and execution by the parties of a leaseback agreement with respect to a portion of the property. In March 2016, the Purchaser terminated the Real Estate Agreement due to uncertainty in real estate and financing market conditions. Lexicon intends to explore other strategic alternatives with respect to its strategy to reduce facilities costs, including the potential sale of the facilities to an alternative third party. Due to the likelihood that any sale will require a leaseback of a portion of the property, the buildings and land remain classified as assets held and used as of June 30, 2016.

When events or changes in circumstances indicate the carrying amount of property and equity and intangible or other long-lived assets related to specifically acquired assets may not be recoverable, an evaluation of the recoverability of currently recorded costs is performed. When an evaluation is performed, the estimated value of undiscounted future net cash flows associated with the asset is compared to the assets carrying value to determine whether a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment of long-lived assets in the six months ended June 30, 2016 and 2015.

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
In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which offsets long-term debt on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of June 30, 2016, the balance of unamortized debt issuance costs was $2.6 million.
The fair value of the Notes was $159.8 million as of June 30, 2016 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.

Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $17.3 million as of June 30, 2016. The entire principal balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of June 30, 2016 as there is a balloon payment due in April 2017. Lexicon intends to refinance this debt prior to paying the balloon payment. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of June 30, 2016. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

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
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. The discount rate assumptions have not changed through

June 30, 2016, and as programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. During the six months ended June 30, 2016 and 2015, the fair value of the Symphony Icon purchase consideration liability increased by $1.4 million and $1.7 million, respectively.
10.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under an operating lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease agreement.  The maximum potential amount of future payments the Company could be required to make under this agreement is $4.0 million as of June 30, 2016. Additionally, Lexicon leases certain equipment under operating leases.

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
As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company is recognizing the $113.8 million allocated to the development services deliverable and the $59.4 million allocated to the funding deliverable over the estimated period of performance as the development and funding occurs. Revenue recognized under the Sanofi Agreement was $31.7 million for the six months ended June 30, 2016.
Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen Pharma SAS (“Ipsen”) for the development and commercialization of Lexicon’s drug candidate telotristat etiprate (LX1032) outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat etiprate in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat etiprate in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat etiprate for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat etiprate. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $24.5 million through June 30, 2016. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $34 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat etiprate in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat etiprate. Lexicon’s receipt of these payments under the Ipsen Agreement triggers its obligation to make certain contingent payments to Holdings (see Note 9, Arrangements with Symphony Icon, Inc.). Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of telotristat etiprate, and Ipsen will pay an agreed upon transfer price for such commercial supply.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Revenue recognized under the Ipsen Agreement was $0.2 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development and are presently devoting most of our resources to the development of our two most advanced drug candidates:

•
We are developing telotristat etiprate, or LX1032, an orally-delivered small molecule drug candidate, as a treatment for carcinoid syndrome. We have reported positive top-line data from both our pivotal TELESTAR Phase 3 clinical trial and its companion TELECAST Phase 3 clinical trial of telotristat etiprate in carcinoid syndrome patients. We have submitted an application for regulatory approval to market telotristat etiprate in the United States and are presently preparing for the commercial launch of telotristat etiprate in the United States, if approved. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize telotristat etiprate outside of the United States and Japan. Ipsen has submitted an application for regulatory approval to market telotristat etiprate in the European Union.

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
Since our inception, we have incurred significant losses and, as of June 30, 2016, we had an accumulated deficit of $1.2 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$20.1	$0.4	$32.6	$2.2
Dollar increase	$19.7		$30.4
Percentage increase	5,243%		1,403%

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended June 30, 2016 increased from $0.3 million to $20.0 million, and for the six months ended June 30, 2016 increased from $2.1 million to $32.5 million, primarily due to revenues recognized from the collaboration and license agreement with Sanofi.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total research and development expense	$48.2	$20.8	$85.2	$41.6
Dollar increase	$27.4		$43.6
Percentage increase	132%		105%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•
Third-party and other services – Third-party and other services for the three months ended June 30, 2016 increased 180% to $40.5 million, and for the six months ended June 30, 2016 increased 146% to $70.1 million as compared to the corresponding periods in 2015, primarily due to increases in external clinical research and development costs.

Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended June 30, 2016 increased 23% to $4.6 million, and for the six months ended June 30, 2016 increased 24% to $9.2 million, as compared to the corresponding periods in 2015, primarily due to increases in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2016 increased 12% to $1.0 million, as compared to the corresponding period in 2015, and for the six months ended June 30, 2016 was $2.0 million, consistent with the corresponding period in 2015.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2016 increased 15% to $0.7 million, and for the six months ended June 30, 2016 decreased 7% to $1.7 million, as compared to the corresponding periods in 2015.

•
Other – Other costs for the three months ended June 30, 2016 increased 36% to $1.3 million, and for the six months ended June 30, 2016 increased 15% to $2.3 million, as compared to the corresponding periods in 2015.

Increase in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability increased by $0.5 million in the three months ended June 30, 2016, decreased by $12,000 for the three months ended June 30, 2015, and increased by $1.4 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively (see Note 9, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total general and administrative expense	$8.4	$6.3	$16.8	$12.0
Dollar increase	$2.1		$4.8
Percentage increase	33%		40%
General and administrative expenses consist primarily of professional fees such as marketing and legal fees, personnel costs to support our research and development activities, stock-based compensation expenses, and facility and equipment costs.

•
Professional fees – Professional fees for the three months ended June 30, 2016 increased 67% to $3.6 million, and for the six months ended June 30, 2016 increased 115% to $7.0 million, as compared to the corresponding periods in 2015, primarily due to increased consulting costs in preparation for commercialization of telotristat etiprate.

•
Personnel – Personnel costs for the three months ended June 30, 2016 increased 17% to $2.9 million, and for the six months ended June 30, 2016 increased 15% to $6.0 million, as compared to the corresponding periods in 2015, primarily due to increases in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2016 increased 7% to $1.0 million, as compared to the corresponding period in 2015, and for the six months ended June 30, 2016 was $1.8 million, consistent with the corresponding period in 2015.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2016 increased 78% to $0.4 million, and for the six months ended June 30, 2016 increased 48% to $0.7 million, as compared to the corresponding periods in 2015.

•	Other – Other costs for the three months ended June 30, 2016 was $0.5 million, and for the six months ended June 30, 2016 was $1.2 million, consistent with the corresponding periods in 2015.

Interest Expense and Interest and Other Income (Expense), Net
Interest Expense.  Interest expense for the three months ended June 30, 2016 and 2015 was $1.6 million and $1.7 million, respectively, and for the six months ended June 30, 2016 and 2015 was $3.3 million and $3.4 million, respectively.

Interest and Other Income (Expense), Net. Interest and other income, net for the three months ended June 30, 2016 and 2015 was $0.5 million and $0.3 million, respectively, and for the six months ended June 30, 2016 and 2015 was $1.2 million and $0.4 million, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $38.1 million in the three months ended June 30, 2016 from $28.1 million in the corresponding period in 2015. Consolidated net loss per common share increased to $0.37 in the three months ended June 30, 2016 from $0.27 in the corresponding period in 2015. Consolidated net loss increased to $73.0 million in the six months ended June 30, 2016 from $56.2 million in the corresponding period in 2015. Consolidated net loss per common share increased to $0.70 in the six months ended June 30, 2016 from $0.54 in the corresponding period in 2015.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our strategic and other collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through June 30, 2016, we had received net proceeds of $1.3 billion from issuances of common and preferred stock. In addition, from our inception through June 30, 2016, we received $783.1 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $630.2 million had been recognized as revenues through June 30, 2016.
As of June 30, 2016, we had $429.4 million in cash, cash equivalents and investments. As of December 31, 2015, we had $521.4 million in cash, cash equivalents and investments. We used cash of $91.6 million in operations in the six months ended June 30, 2016. This consisted primarily of the consolidated net loss for the period of $73.0 million and a net decrease in other operating liabilities net of assets of $25.2 million, partially offset by non-cash charges of $3.8 million related to stock-based compensation expense, $1.4 million related to the increase in fair value of the Symphony Icon purchase liability, and $1.0 million related to depreciation expense. Investing activities used cash of $72.1 million in the six months ended June 30, 2016, primarily due to net purchases of investments of $72.0 million. Financing activities used cash of $0.9 million, primarily due to repayment of debt borrowings of $1.0 million and repurchase of common stock of $0.6 million, partially offset by proceeds from issuance of common stock of $0.8 million.
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
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $17.3 million as of June 30, 2016. The entire principal balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of June 30, 2016 as there is a balloon payment due in April 2017. Lexicon intends to refinance this debt prior to paying the balloon payment.
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
We had approximately $429.4 million in cash and cash equivalents and short-term investments as of June 30, 2016. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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

Lexicon Pharmaceuticals, Inc.

Date:	August 4, 2016	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	August 4, 2016	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document