Form 10-Q
period 2016-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2016-11-07
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

As of November 3, 2016, 104,036,346 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2016	2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$38,772	$202,989
Short-term investments	356,784	318,363
Accounts receivable, net of allowances of $4	738	911
Prepaid expenses and other current assets	2,443	10,137
Total current assets	398,737	532,400
Property and equipment, net of accumulated depreciation and amortization of $59,367 and $59,428, respectively	19,854	21,227
Goodwill	44,543	44,543
Other intangible assets	53,357	53,357
Other assets	454	433
Total assets	$516,945	$651,960
Liabilities and Equity
Current liabilities:
Accounts payable	$41,545	$19,725
Accrued liabilities	32,906	24,757
Current portion of deferred revenue	78,870	76,499
Current portion of long-term debt, net of deferred issuance costs	16,792	1,976
Total current liabilities	170,113	122,957
Deferred revenue, net of current portion	55,438	109,151
Long-term debt, net of deferred issuance costs	85,038	100,960
Deferred tax liabilities	18,675	18,675
Other long-term liabilities	2,500	14,367
Total liabilities	331,764	366,110
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 104,323 and 103,860 shares issued, respectively	104	104
Additional paid-in capital	1,406,311	1,397,646
Accumulated deficit	(1,217,944)	(1,108,934)
Accumulated other comprehensive gain (loss)	78	(219)
Treasury stock, at cost, 306 and 237 shares, respectively	(3,368)	(2,747)
Total equity	185,181	285,850
Total liabilities and equity	$516,945	$651,960

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Collaborative agreements	$27,686	$505	$60,181	$2,635
Subscription and license fees	31	61	119	99
Total revenues	27,717	566	$60,300	$2,734
Operating expenses:
Research and development, including stock-based compensation of $1,051, $893, $3,013 and $2,865, respectively	52,533	23,111	137,751	64,745
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	(2,146)	3,404	(703)	5,145
General and administrative, including stock-based compensation of $879, $779, $2,709 and $2,548, respectively	12,263	5,379	29,077	17,387
Impairment loss on buildings	—	2,349	—	2,349
Total operating expenses	62,650	34,243	166,125	89,626
Loss from operations	(34,933)	(33,677)	(105,825)	(86,892)
Interest expense	(1,646)	(1,687)	(4,933)	(5,044)
Interest and other income, net	564	82	1,748	504
Net loss	$(36,015)	$(35,282)	$(109,010)	$(91,432)
Net loss per common share, basic and diluted	$(0.35)	$(0.34)	$(1.05)	$(0.88)
Shares used in computing consolidated net loss per common share, basic and diluted	103,885	103,616	103,799	103,580

Other comprehensive loss:
Unrealized gain (loss) on investments	(258)	(40)	297	121
Comprehensive loss	$(36,273)	$(35,322)	$(108,713)	$(91,311)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2014	103,663	$104	$1,390,619	$(1,104,252)	$(63)	$(2,390)	$284,018
Stock-based compensation	—	—	5,413	—	—	—	5,413
Issuance of common stock under Equity Incentive Plans	197	—	114	—	—	—	114
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Net loss	—	—	—	(91,432)	—	—	(91,432)
Unrealized gain on investments	—	—	—	—	121	—	121
Other	—	—	61	—	—	—	61
Balance at September 30, 2015	103,860	$104	$1,396,207	$(1,195,684)	$58	$(2,747)	$197,938

Balance at December 31, 2015	103,860	$104	$1,397,646	$(1,108,934)	$(219)	$(2,747)	$285,850
Stock-based compensation	—	—	5,722	—	—	—	5,722
Issuance of common stock under Equity Incentive Plans	463	—	2,943	—	—	—	2,943
Repurchase of common stock	—	—	—	—	—	(621)	(621)
Net loss	—	—	—	(109,010)	—	—	(109,010)
Unrealized gain on investments	—	—	—	—	297	—	297
Balance at September 30, 2016	104,323	$104	$1,406,311	$(1,217,944)	$78	$(3,368)	$185,181

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(109,010)	$(91,432)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	1,548	661
Impairment of fixed assets	—	2,349
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	(703)	5,145
Stock-based compensation	5,722	5,413
Amortization of debt issuance costs	389	380
(Gain) loss on disposal of property and equipment	12	(47)
Changes in operating assets and liabilities:
Decrease in accounts receivable	173	963
(Increase) decrease in prepaid expenses and other current assets	7,694	(6,189)
Increase in other assets	(25)	(469)
Increase in accounts payable and other liabilities	18,705	2,924
Decrease in deferred revenue	(51,342)	(846)
Net cash used in operating activities	(126,837)	(81,148)
Cash flows from investing activities:
Purchases of property and equipment	(83)	(664)
Proceeds from disposal of property and equipment	—	335
Purchases of investments	(336,649)	(82,554)
Maturities of investments	298,525	90,000
Net cash provided by (used in) investing activities	(38,207)	7,117
Cash flows from financing activities:
Proceeds from issuance of common stock	2,943	114
Repurchase of common stock	(621)	(357)
Repayment of debt borrowings	(1,495)	(1,379)
Other financing activities	—	61
Net cash provided by (used in) financing activities	827	(1,561)
Net decrease in cash and cash equivalents	(164,217)	(75,592)
Cash and cash equivalents at beginning of period	202,989	137,266
Cash and cash equivalents at end of period	$38,772	$61,674

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,406	$3,586

Supplemental disclosure of non-cash investing and financing activities:
Unrealized gain on investments	$297	$121

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.
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

The Company recorded $1.9 million and $1.7 million of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively. The Company recorded $5.7 million and $5.4 million of stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2016 and 2015:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2016:
Employees	63%	1.1%	4	—%
Officers and non-employee directors	83%	1.6%	8	—%
September 30, 2015:
Employees	63%	1.2%	4	—%
Officers and non-employee directors	81%	1.8%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2015	4,217	$12.35
Granted	1,302	10.06
Exercised	(236)	12.05
Expired	(167)	27.29
Forfeited	(33)	11.24
Outstanding at September 30, 2016	5,083	11.30
Exercisable at September 30, 2016	2,874	$12.80

During the nine months ended September 30, 2016, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2015	637	$8.74
Granted	496	8.20
Vested	(206)	9.75
Forfeited	(35)	10.77
Nonvested at September 30, 2016	892	$8.12

During the nine months ended September 30, 2016, Lexicon granted its non-employee directors 11,456 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $13.96 per share and vested immediately.

4.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which amends FASB ASC Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual periods after December 15, 2017 including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently evaluating the impact of these pronouncements on Lexicon’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. During the nine months ended September 30, 2016, the Company adopted ASU No. 2015-03 retrospectively for all periods presented in the accompanying consolidated balance sheets. The reclassification of debt issuance costs resulted in reductions in other assets, current portion of long-term debt and long-term debt of $2.9 million, $39,000 and $2.8 million, respectively, as of December 31, 2015.
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

5.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2016 and December 31, 2015 are as follows:

	As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$38,772	$—	$—	$38,772
Securities maturing within one year:
U.S. treasury securities	318,979	119	(20)	319,078
Corporate debt securities	37,727	5	(26)	37,706
Total short-term investments	$356,706	$124	$(46)	$356,784
Total cash and cash equivalents and investments	$395,478	$124	$(46)	$395,556

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$202,989	$—	$—	$202,989
Securities maturing within one year:
U.S. treasury securities	313,105	2	(219)	312,888
Corporate debt securities	5,477	—	(2)	5,475
Total short-term investments	$318,582	$2	$(221)	$318,363
Total cash and cash equivalents and investments	$521,571	$2	$(221)	$521,352

There were no realized gains or losses for the nine months ended September 30, 2016, and no realized gains or losses for the nine months ended September 30, 2015. The cost of securities sold is based on the specific identification method.

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
The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of September 30, 2016 and December 31, 2015.

	Assets and Liabilities at Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$38,772	$—	$—	$38,772
Short-term investments	319,078	37,706	—	356,784
Total cash and cash equivalents and investments	$357,850	$37,706	$—	$395,556
Liabilities
Accrued liabilities	$—	$—	$18,912	$18,912
Total liabilities	$—	$—	$18,912	$18,912

	Assets and Liabilities at Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$200,526	$2,463	$—	$202,989
Short-term investments	312,888	5,475	—	318,363
Total cash and cash equivalents and investments	$513,414	$7,938	$—	$521,352
Liabilities
Accrued liabilities	$—	$—	$12,453	$12,453
Other long-term liabilities	—	—	10,362	10,362
Total liabilities	$—	$—	$22,815	$22,815

The Company’s Level 3 liabilities, which consist of the Symphony Icon purchase consideration liability, is estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the nine months ended September 30, 2016 and 2015 (in thousands).

Balance at December 31, 2015	$22,815
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	(703)
Payment of contingent payment obligation with cash	(3,200)
Balance at September 30, 2016	$18,912

Balance at December 31, 2014	$17,638
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	5,145
Payment of contingent payment obligation with cash	(750)
Balance at September 30, 2015	$22,033

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

7.     Buildings and Land Held and Used

In 2014, Lexicon reclassified its buildings and land in The Woodlands, Texas to assets held for sale on its consolidated balance sheet, as it intended to sell these assets. In the fourth quarter of 2015, Lexicon made a change to its plan of sale and reclassified its buildings and land as assets held and used in accordance with the accounting guidance regarding selling assets with a leaseback requirement. The Company estimated the fair value of the net assets to be sold at approximately $21.5 million as of September 30, 2015, which represented estimated selling price less costs to sell. This resulted in an impairment loss on the assets held for sale of $2.3 million in the nine months ended September 30, 2015, which was recorded in impairment loss on buildings in the accompanying consolidated statement of comprehensive loss. The fair value of the net assets to be sold was determined using Level 2 inputs using sales prices in similar real estate sales and offers received from potential purchasers of the building.

In January 2016, Lexicon entered into a Real Estate Purchase and Sale Agreement (“Real Estate Agreement”) with TC Houston Office Development, Inc. (“Purchaser”). Under the Real Estate Agreement, Lexicon agreed to sell these assets to the Purchaser for a purchase price of $21.2 million, subject to the negotiation and execution by the parties of a leaseback agreement with respect to a portion of the property. In March 2016, the Purchaser terminated the Real Estate Agreement due to uncertainty in real estate and financing market conditions. Lexicon intends to explore other strategic alternatives with respect to its strategy to reduce facilities costs, including the potential sale of the facilities to an alternative third party. Due to the likelihood that any sale will require a leaseback of a portion of the property, the buildings and land remain classified as assets held and used as of September 30, 2016.

When events or changes in circumstances indicate the carrying amount of property and equity and intangible or other long-lived assets related to specifically acquired assets may not be recoverable, an evaluation of the recoverability of currently recorded costs is performed. When an evaluation is performed, the estimated value of undiscounted future net cash flows associated with the asset is compared to the assets carrying value to determine whether a write-down to fair value is required. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize any impairment of long-lived assets in the nine months ended September 30, 2016.

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

In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which offsets long-term debt on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of September 30, 2016, the balance of unamortized debt issuance costs was $2.5 million.
The fair value of the Notes was $197.7 million as of September 30, 2016 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $16.8 million as of September 30, 2016. The entire principal balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of September 30, 2016 as there is a balloon payment due in April 2017. Lexicon intends to refinance this debt prior to paying the balloon payment. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of September 30, 2016. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

9.	Arrangements with Symphony Icon, Inc.

On June 15, 2007, Lexicon entered into a series of related agreements providing for the financing of the clinical development of certain of its drug candidates, including telotristat ethyl (previously referred to as telotristat etiprate) (LX1032) and LX1033, along with any other pharmaceutical compositions modulating the same targets as those drug candidates (the “Programs”). The agreements included a Novated and Restated Technology License Agreement pursuant to which the Company licensed to Symphony Icon, a then wholly-owned subsidiary of Symphony Icon Holdings LLC (“Holdings”), the Company's intellectual property rights related to the Programs. Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the Programs.
Under a Share Purchase Agreement, dated June 15, 2007, between the Company and Holdings, the Company issued and sold to Holdings 1,092,946 shares of its common stock on June 15, 2007 in exchange for $15 million and an exclusive purchase option (the “Purchase Option”) that gave the Company the right to acquire all of the equity of Symphony Icon, thereby allowing the Company to reacquire all of the Programs. On July 30, 2010, Lexicon entered into an Amended and Restated Purchase Option Agreement (the “Purchase Option Agreement”) with Symphony Icon and Holdings and simultaneously exercised the Purchase Option, thereby reacquiring the Programs. Pursuant to the amended terms of the Purchase Option, Lexicon paid Holdings $10 million on July 30, 2010 and issued 1,891,074 shares of common stock to designees of Holdings on July 30, 2012 in satisfaction of an additional $35 million base payment obligation.
Lexicon also agreed to make up to $45 million in additional contingent payments, consisting of 50% of any consideration Lexicon receives pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize telotristat ethyl or other pharmaceutical compositions modulating the same target as telotristat ethyl (the “LG103 Programs”), subject to certain exceptions. The contingent payments would be due if and when Lexicon receives such consideration from a Licensing Transaction. In the event Lexicon receives regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon would pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which are attributable to the development of such product, reduced by up to 50% of such sum on account of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon makes any such payment upon United States regulatory approval, Lexicon would have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval. The contingent payments may be paid in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment would be paid in common stock. In December 2014, Lexicon paid $5.8 million in cash and issued 666,111 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to Lexicon’s license and collaboration agreement with Ipsen Pharma SAS. In April 2015, Lexicon paid $0.75 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015. In September 2016, Lexicon paid $3.2 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving a milestone payment from Ipsen in August 2016 (see Note 11, Collaboration and License Agreements).
In September 2016, Lexicon entered into an amendment (the “Amendment”) to the Purchase Option Agreement with Holdings and Symphony Icon. Under the Amendment, Lexicon will pay Holdings $21.0 million in the event Lexicon receives regulatory approval in the United States for the marketing and sale of telotristat ethyl, such buyout amount to be in lieu of any remaining payments which may be or become payable to Holdings under the Purchase Option Agreement. The buyout amount may be paid in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment will be paid in common stock. Either Lexicon or Holdings may terminate the Amendment in the event Lexicon has not received United States regulatory approval for telotristat ethyl by February 28, 2017, in which case the financial terms previously in effect would be restored.
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. No discount rate was used in the valuation of the contingent consideration liability as of September 30, 2016 as the expected buyout is short-term in nature. As programs progress, the probability adjusted contingency is adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability are recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability decreased by $0.7 million during the nine months ended September 30, 2016 and increased by $5.1 million during the nine months ended September 30, 2015.
10.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under an operating lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease agreement.  The maximum potential amount of future payments the Company could be required to make under this agreement is $3.9 million as of September 30, 2016. Additionally, Lexicon leases certain equipment under operating leases.

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
Under the Sanofi Agreement, Sanofi has paid an aggregate of $301.8 million through September 30, 2016, consisting of $300.0 million in an upfront payment and $1.8 million as reimbursement for clinical materials transferred to Sanofi. In addition, Lexicon is eligible to receive from Sanofi (a) up to an aggregate of $430 million upon the achievement of specified development and regulatory milestones and (b) up to an aggregate of $990 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future development, regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low double digit percentages to forty percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions. Royalties payable with respect to net sales of sotagliflozin for type 1 diabetes in the United States will also be reduced in the event Lexicon does not exercise its co-promotion option described below.
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
As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company is recognizing the $113.8 million allocated to the development services deliverable and the $59.4 million allocated to the funding deliverable over the estimated period of performance as the development and funding occurs. Revenue recognized under the Sanofi Agreement was $52.7 million for the nine months ended September 30, 2016.
During the three months ended September 30, 2016, the Company determined that $4.5 million in expense was incurred in the fourth quarter of 2015 relating to a payment due under its clinical development funding agreement with an independent, non-profit organization as a result of the Company’s entry into the Sanofi Agreement. Under the clinical development funding agreement, the non-profit organization provided funding in support of certain sotagliflozin Phase 2 clinical development activities, and the Company is obligated to make payments to the non-profit organization, in amounts tied to the funding amount, upon certain triggering events relating to sotagliflozin. Management evaluated the impact of the adjustment and determined that the amount was immaterial to the consolidated financial statements for the current year and prior year. As such, the entire amount was recorded during the three and nine months ended September 30, 2016.
Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen Pharma SAS (“Ipsen”) for the development and commercialization of Lexicon’s drug candidate telotristat ethyl (LX1032) outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat ethyl in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat ethyl in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat ethyl for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat ethyl. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $30.9 million through September 30, 2016, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment in August 2016 upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for telotristat ethyl as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $27 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat ethyl in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat ethyl. Lexicon’s receipt of these payments under the Ipsen Agreement triggers its obligation to make certain contingent payments to Holdings (see Note 9, Arrangements with Symphony Icon, Inc.). Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of telotristat ethyl, and Ipsen will pay an agreed upon transfer price for such commercial supply.
The Company considered the following deliverables with respect to the revenue recognition of the $24.5 million upfront payments:

•	The exclusive license granted to Ipsen to develop and commercialize telotristat ethyl in the Licensed Territory;
•The development services Lexicon is performing for telotristat ethyl;

•	The obligation to participate in committees which govern the development of telotristat ethyl until commercialization; and
•The obligation to supply commercial supply of telotristat ethyl, under a commercial supply agreement.

The Company determined that the license had stand-alone value because it is an exclusive license that gives Ipsen the right to develop and commercialize telotristat ethyl or to sublicense its rights. In addition, telotristat ethyl is currently in development and it is possible that Ipsen or another third party could conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Ipsen Agreement to be separate units of accounting. The Company recognized the portion of the consideration allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services and the obligation to participate in committees over the period of time Lexicon performs services, currently expected to be through mid-2017.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. The Company recognized the $6.4 million milestone payment received in the three and nine months ended September 30, 2016. Revenue recognized under the Ipsen Agreement was $6.8 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the development of breakthrough treatments for human disease.  We have advanced multiple drug candidates into clinical development and are presently devoting most of our resources to the development of our two most advanced drug candidates:

•
We are developing telotristat ethyl (previously referred to as telotristat etiprate), or LX1032, an orally-delivered small molecule drug candidate, as a treatment for carcinoid syndrome. We have reported positive data from both our pivotal TELESTAR Phase 3 clinical trial and its companion TELECAST Phase 3 clinical trial of telotristat ethyl in carcinoid syndrome patients. We have submitted an application for regulatory approval to market telotristat ethyl in the United States and are presently preparing for the commercial launch of telotristat ethyl in the United States, if approved. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize telotristat ethyl outside of the United States and Japan, and Ipsen has submitted an application for regulatory approval to market telotristat ethyl in the European Union.

•
We are developing sotagliflozin, or LX4211, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have reported positive top-line data from our pivotal inTandem1 Phase 3 clinical trial of sotagliflozin in type 1 diabetes patients and are presently conducting a second pivotal Phase 3 clinical trial, an additional Phase 3 clinical trial and two additional Phase 2 clinical trials of sotagliflozin in type 1 diabetes patients. We have granted Sanofi an exclusive, worldwide, royalty-bearing right to develop, manufacture and commercialize sotagliflozin and we are presently preparing with Sanofi for Phase 3 development of sotagliflozin in type 2 diabetes.

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
Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our success in obtaining regulatory approval for the marketing and sale of telotristat ethyl in the United States; if approved, our ability to successfully commercialize telotristat ethyl in the United States; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the success of our ongoing preclinical and clinical development efforts; our success in establishing new collaborations and licenses; the timing and willingness of such new collaborators to commercialize products that would result in milestone payments and royalties and their success in such efforts; and general and industry-specific economic conditions which may affect research and development expenditures. Future revenues from our existing collaborations are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests. We may determine, as we have with certain of our drug candidates, including telotristat ethyl in the United States and Japan, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses. Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.
Since our inception, we have incurred significant losses and, as of September 30, 2016, we had an accumulated deficit of $1.2 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$27.7	$0.6	$60.3	$2.7
Dollar increase	$27.2		$57.6
Percentage increase	4,797%		2,106%

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended September 30, 2016 increased from $0.5 million to $27.7 million, and for the nine months ended September 30, 2016 increased from $2.6 million to $60.2 million, primarily due to revenues recognized from the collaboration and license agreement with Sanofi.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total research and development expense	$52.5	$23.1	$137.8	$64.7
Dollar increase	$29.4		$73.0
Percentage increase	127%		113%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2016 increased 158% to $44.5 million, and for the nine months ended September 30, 2016 increased 151% to $114.6 million as compared to the corresponding periods in 2015, primarily due to increases in external clinical research and development costs. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended September 30, 2016 increased 33% to $4.7 million, and for the nine months ended September 30, 2016 increased 27% to $13.9 million, as compared to the corresponding periods in 2015, primarily due to increases in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2016 increased 18% to $1.1 million, and for the nine months ended September 30, 2016 increased 5% to $3.0 million, as compared to the corresponding periods in 2015.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2016 increased 14% to $0.9 million, as compared to the corresponding period in 2015, and for the nine months ended September 30, 2016 was $2.5 million, consistent with the corresponding period in 2015.

•
Other – Other costs for the three months ended September 30, 2016 increased 116% to $1.5 million, and for the nine months ended September 30, 2016 increased 41% to $3.8 million, as compared to the corresponding periods in 2015.

Increase (Decrease) in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability decreased by $2.1 million in the three months ended September 30, 2016, increased by $3.4 million for the three months ended September 30, 2015, decreased by $0.7 million for the nine months ended September 30, 2016, and increased by $5.1 million for the nine months ended September 30, 2015 (see Note 9, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total general and administrative expense	$12.3	$5.4	$29.1	$17.4
Dollar increase	$6.9		$11.7
Percentage increase	128%		67%
General and administrative expenses consist primarily of professional fees such as marketing and legal fees, personnel costs to support our research and development activities, stock-based compensation expenses, and facility and equipment costs.

•
Professional fees – Professional fees for the three months ended September 30, 2016 increased 309% to $6.4 million, and for the nine months ended September 30, 2016 increased 162% to $13.4 million, as compared to the corresponding periods in 2015, primarily due to increased consulting costs in preparation for commercialization of telotristat ethyl.

•
Personnel – Personnel costs for the three months ended September 30, 2016 increased 61% to $3.8 million, and for the nine months ended September 30, 2016 increased 29% to $9.8 million, as compared to the corresponding periods in 2015, primarily due to increases in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2016 increased 13% to $0.9 million, and for the nine months ended September 30, 2016 increased 6% to $2.7 million, as compared to the corresponding periods in 2015.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2016 increased 58% to $0.4 million, and for the nine months ended September 30, 2016 increased 51% to $1.1 million, as compared to the corresponding periods in 2015.

•
Other – Other costs for the three months ended September 30, 2016 increased 89% to $0.9 million, and for the nine months ended September 30, 2016 increased 47% to $2.1 million, as compared to the corresponding periods in 2015.

Interest Expense and Interest and Other Income (Expense), Net
Interest Expense.  Interest expense for the three months ended September 30, 2016 and 2015 was $1.6 million and $1.7 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $4.9 million and $5.0 million, respectively.

Interest and Other Income (Expense), Net. Interest and other income, net for the three months ended September 30, 2016 and 2015 was $0.6 million and $0.1 million, respectively, and for the nine months ended September 30, 2016 and 2015 was $1.7 million and $0.5 million, respectively.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $36.0 million in the three months ended September 30, 2016 from $35.3 million in the corresponding period in 2015. Consolidated net loss per common share increased to $0.35 in the three months ended September 30, 2016 from $0.34 in the corresponding period in 2015. Consolidated net loss increased to $109.0 million in the nine months ended September 30, 2016 from $91.4 million in the corresponding period in 2015. Consolidated net loss per common share increased to $1.05 in the nine months ended September 30, 2016 from $0.88 in the corresponding period in 2015.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our strategic and other collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through September 30, 2016, we had received net proceeds of $1.3 billion from issuances of common and preferred stock. In addition, from our inception through September 30, 2016, we received $791.2 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, and government grants and contracts, of which $657.9 million had been recognized as revenues through September 30, 2016.
As of September 30, 2016, we had $395.6 million in cash, cash equivalents and investments. As of December 31, 2015, we had $521.4 million in cash, cash equivalents and investments. We used cash of $126.8 million in operations in the nine months ended September 30, 2016. This consisted primarily of the consolidated net loss for the period of $109.0 million and a net decrease in other operating liabilities net of assets of $24.8 million, partially offset by non-cash charges of $5.7 million related to stock-based compensation expense and $1.5 million related to depreciation expense. Investing activities used cash of $38.2 million in the nine months ended September 30, 2016, primarily due to net purchases of investments of $38.1 million. Financing activities provided cash of $0.8 million, primarily due to proceeds from issuance of common stock of $2.9 million, partially offset by repayment of debt borrowings of $1.5 million and repurchase of common stock of $0.6 million.
Symphony Drug Development Financing Agreements. In June 2007, we entered into a series of related agreements providing for the financing of the clinical development of certain drug programs, including telotristat ethyl, along with any other pharmaceutical compositions modulating the same targets as those drug candidates. Under the financing arrangement, we licensed to Symphony Icon, Inc., a then wholly-owned subsidiary of Symphony Icon Holdings LLC (“Holdings”), our intellectual property rights related to the programs and Holdings contributed $45 million to Symphony Icon in order to fund the clinical development of the programs. We also issued and sold to Holdings shares of our common stock in exchange for $15 million and received an exclusive option to acquire all of the equity of Symphony Icon, thereby allowing us to reacquire the programs.

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
We also agreed to make up to $45 million in additional contingent payments, consisting of 50% of any consideration we receive pursuant to any licensing transaction under which we grant a third party rights to commercialize telotristat ethyl or other pharmaceutical compositions modulating the same target as telotristat ethyl, which we refer to as the “LG103 programs,” subject to certain exceptions. The contingent payments would be due if and when we receive such consideration from such a licensing transaction. In the event we receive regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 programs prior to entering into such a licensing transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a licensing transaction, we would pay Holdings the sum of $15 million and the amount of certain expenses we incurred after our exercise of the purchase option which are attributable to the development of such product, reduced by up to 50% of such sum for the amount of any contingent payments paid prior to such United States regulatory approval attributable to any such licensing transaction outside of the United States with respect to such product. In the event we make any such payment upon United States regulatory approval, we would have no obligation to make subsequent contingent payments attributable to any such licensing transactions for the commercialization of such product outside the United States until the proceeds of such licensing transactions exceed 50% of the payment made as a result of such United States regulatory approval.
The contingent payments may be paid in cash or a combination of cash and common stock, in our discretion, provided that no more than 50% of any contingent payment would be paid in common stock. In December 2014, we paid $5.8 million in cash and issued 666,111 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to our license and collaboration agreement with Ipsen Pharma SAS. In April 2015, we paid $0.75 million in cash to Holdings in satisfaction of our contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015. In September 2016, we paid $3.2 million in cash to Holdings in satisfaction of our contingent payment obligation as a result of receiving a milestone payment from Ipsen in August 2016 (see Note 11, Collaboration and License Agreements, of the Notes to Consolidated Financial Statements, for more information).
In September 2016, we entered into an amendment to the amended and restated purchase option agreement pursuant to which we will pay Holdings $21.0 million in the event we receive regulatory approval in the United States for the marketing and sale of telotristat ethyl, such buyout amount to be in lieu of any remaining payments which may be or become payable to Holdings under the amended and restated purchase option agreement. The buyout amount may be paid in cash or a combination of cash and common stock, in our discretion, provided that no more than 50% of the buyout amount will be paid in common stock. We or Holdings may terminate the amendment in the event we have not received United States regulatory approval for telotristat ethyl by February 28, 2017, in which case the financial terms previously in effect would be restored.
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

Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $16.8 million as of September 30, 2016. The entire principal balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of September 30, 2016 as there is a balloon payment due in April 2017. Lexicon intends to refinance this debt prior to paying the balloon payment.
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
We had approximately $395.6 million in cash and cash equivalents and short-term investments as of September 30, 2016. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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
Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any significant corrective actions with regard to significant deficiencies and material weaknesses.

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

Risks Related to Our Drug Candidates

•	We are dependent on the successful development and commercialization of telotristat ethyl and sotagliflozin.

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
Amendment No. 1 to Amended and Restated Purchase Option Agreement with Symphony Icon Holdings LLC and Symphony Icon, Inc. dated September 30, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016 and incorporated by reference herein).

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

Lexicon Pharmaceuticals, Inc.

Date:	November 7, 2016	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	November 7, 2016	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
10.1	—
Amendment No. 1 to Amended and Restated Purchase Option Agreement with Symphony Icon Holdings LLC and Symphony Icon, Inc. dated September 30, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2016 and incorporated by reference herein).

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