Form 10-Q
period 2017-03-31
LEXICON PHARMACEUTICALS, INC.
filed 2017-05-04
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer              Accelerated filer    ☑     Non-accelerated filer
Smaller reporting company           Emerging growth company
If an emerging growth company, indicate by check mark if the registration has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	☑
As of May 1, 2017, 105,235,366 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,455	$46,600
Short-term investments	257,288	299,904
Accounts receivable, net of allowances of $4	8,733	7,492
Inventory	236	—
Prepaid expenses and other current assets	10,376	3,878
Total current assets	279,088	357,874
Property and equipment, net of accumulated depreciation and amortization of $60,362 and $59,875, respectively	18,995	19,390
Goodwill	44,543	44,543
Other intangible assets, net of accumulated amortization of $147 and $0, respectively	53,210	53,357
Other assets	428	461
Total assets	$396,264	$475,625
Liabilities and Equity
Current liabilities:
Accounts payable	$41,945	$52,877
Accrued liabilities	10,191	32,114
Current portion of deferred revenue	69,172	63,372
Current portion of long-term debt, net of deferred issuance costs	15,753	16,280
Total current liabilities	137,061	164,643
Deferred revenue, net of current portion	28,750	48,934
Long-term debt, net of deferred issuance costs	85,268	85,167
Deferred tax liabilities	10,023	18,675
Other long-term liabilities	559	805
Total liabilities	261,661	318,224
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 105,338 and 104,582 shares issued, respectively	105	105
Additional paid-in capital	1,423,911	1,411,222
Accumulated deficit	(1,287,245)	(1,250,363)
Accumulated other comprehensive loss	(264)	(195)
Treasury stock, at cost, 122 and 306 shares, respectively	(1,904)	(3,368)
Total equity	134,603	157,401
Total liabilities and equity	$396,264	$475,625

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net product revenue	$721	$—
Collaborative agreements	17,565	12,494
Subscription and license fees	7	—
Total revenues	18,293	12,494
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	225	—
Research and development, including stock-based compensation of $1,184 and $989, respectively	43,581	37,002
Increase in fair value of Symphony Icon, Inc. purchase liability	2,101	965
Selling, general and administrative, including stock-based compensation of $1,047 and $846, respectively	14,871	8,398
Total operating expenses	60,778	46,365
Loss from operations	(42,485)	(33,871)
Interest expense	(1,588)	(1,649)
Interest and other income, net	530	637
Consolidated net loss before taxes	(43,543)	(34,883)
Income tax benefit	8,652	—
Net loss	$(34,891)	$(34,883)
Net loss per common share, basic and diluted	$(0.33)	$(0.34)
Shares used in computing consolidated net loss per common share, basic and diluted	104,461	103,682

Other comprehensive loss:
Unrealized gain (loss) on investments	(69)	516
Comprehensive loss	$(34,960)	$(34,367)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2015	103,860	$104	$1,397,646	$(1,108,934)	$(219)	$(2,747)	$285,850
Stock-based compensation	—	—	1,835	—	—	—	1,835
Issuance of common stock under Equity Incentive Plans	223	—	184	—	—	—	184
Repurchase of common stock	—	—	—	—	—	(621)	(621)
Net loss	—	—	—	(34,883)	—	—	(34,883)
Unrealized gain on investments	—	—	—	—	516	—	516
Balance at March 31, 2016	104,083	$104	$1,399,665	$(1,143,817)	$297	$(3,368)	$252,881

Balance at December 31, 2016	104,582	$105	$1,411,222	$(1,250,363)	$(195)	$(3,368)	$157,401
Cumulative effect of change in accounting principle	—	—	1,991	(1,991)	—	—	—
Issuance of common stock to designees of Symphony Icon Holdings LLC	660	—	10,499	—	—	—	10,499
Stock-based compensation	—	—	2,231	—	—	—	2,231
Issuance of common stock under Equity Incentive Plans	96	—	1,111	—	—	—	1,111
Issuance of treasury stock	—	—	(3,143)	—	—	3,143	—
Repurchase of common stock	—	—	—	—	—	(1,679)	(1,679)
Net loss	—	—	—	(34,891)	—	—	(34,891)
Unrealized loss on investments	—	—	—	—	(69)	—	(69)
Balance at March 31, 2017	105,338	$105	$1,423,911	$(1,287,245)	$(264)	$(1,904)	$134,603

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(34,891)	$(34,883)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	634	521
Increase in fair value of Symphony Icon, Inc. purchase liability	2,101	965
Stock-based compensation	2,231	1,835
Amortization of debt issuance costs	110	125
Deferred tax benefit	(8,652)	—
Loss on disposal of property and equipment	—	12
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,241)	170
Increase in inventory	(236)	—
Increase in prepaid expenses and other current assets	(6,498)	(4,134)
Decrease in other assets	33	—
Increase (decrease) in accounts payable and other liabilities	(24,703)	3,836
Decrease in deferred revenue	(14,384)	(12,187)
Net cash used in operating activities	(85,496)	(43,740)
Cash flows from investing activities:
Purchases of property and equipment	(92)	(54)
Purchases of investments	(60,905)	(208,986)
Maturities of investments	103,452	75,400
Net cash provided by (used in) investing activities	42,455	(133,640)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,111	184
Repurchase of common stock	(1,679)	(621)
Repayment of debt borrowings	(536)	(491)
Net cash used in financing activities	(1,104)	(928)
Net decrease in cash and cash equivalents	(44,145)	(178,308)
Cash and cash equivalents at beginning of period	46,600	202,989
Cash and cash equivalents at end of period	$2,455	$24,681

Supplemental disclosure of cash flow information:
Cash paid for interest	$332	$378

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in satisfaction of Symphony Icon payment obligation	$10,499	$—
Unrealized gain (loss) on investments	$(69)	$516

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.
The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of March 31, 2017 and December 31, 2016, short-term investments consist of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Inventory: Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. The Company began capitalizing inventory during the three months ended March 31, 2017 once the U.S. Food and Drug Administration (“FDA”) approved XERMELO (telotristat ethyl) as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of XERMELO were recorded as research and development expense in the consolidated statements of operations. As a result, cost of sales for approximately the next two years will reflect a lower average per unit cost of materials. Inventory consisted of the following as of March 31, 2017 (in thousands):

Raw materials	$200
Work-in-process	1
Finished goods	35
Total inventory	$236

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

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery, development and commercialization of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, government grants and contracts, compound library sales and product sales.

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

Other Intangible Assets: Other intangible assets, net consist of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. During the three months ended March 31, 2017, intangible assets relating to XERMELO of $24.7 million were reclassified from indefinite-lived to finite-lived assets once the FDA approved XERMELO. The Company recorded $0.1 million in amortization expense related to this asset, which is recorded as cost of sales in the accompanying consolidated statement of operations for the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company’s valuation allowance for its deferred tax assets decreased by $8.7 million due to the reclassification of intangible assets relating to XERMELO from indefinite-lived to finite-lived assets, which resulted in the related deferred tax liability now being considered a source of taxable income. The Company recorded a $8.7 million deferred tax benefit with a corresponding reduction in its deferred tax liability in the three months ended March 31, 2017 as a result of this reclassification.

Impairment of Long-Lived Assets:  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets in the three months ended March 31, 2017 and 2016.

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

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in the three months ended March 31, 2017 and 2016.

Revenue Recognition: Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Product Revenues

Product revenues consist of U.S. sales of XERMELO. Product revenues are recognized once the Company meets all four revenue recognition criteria described above. In March 2017, Lexicon began shipping XERMELO to its customers in the U.S. The Company recognizes revenue for product sales of XERMELO at the time the product is received by its specialty pharmacy customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. Product shipping and handling costs are included in cost of sales.

Customer Credits: The specialty pharmacies are offered various forms of consideration, including allowances, service fees and prompt payment discounts. Lexicon expects the specialty pharmacies will earn prompt payment discounts and, therefore, the Company deducts the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from product sales as they are earned.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company’s estimates for expected utilization of rebates are based in part on third party market research data, and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarter’s unpaid rebates. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and Federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy, in turn, charges back to Lexicon the difference between the price initially paid by the specialty pharmacy and the discounted price paid to the specialty pharmacy by the customer. The allowance for chargebacks is based on known sales to contracted customers.

Medicare Part D Coverage Gap: Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company’s estimates for the expected Medicare Part D coverage gap are based on data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company accrues a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Collaborative Agreements

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

Cost of Sales: Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The Company began capitalizing inventory during the three months ended March 31, 2017 once the FDA approved XERMELO as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of XERMELO have been recorded as research and development expense in the statements of operations. As a result, cost of sales for approximately the next two years will reflect a lower average per unit cost of materials. Product shipping and handling costs are included in cost of sales. Cost of sales also includes the amortization of the in-process research and development intangible asset for XERMELO using the straight-line method over the estimated useful life of 14 years.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2017 and 2016:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2017:
Employees	62%	1.7%	4	—%
Officers and non-employee directors	71%	2.3%	8	—%
March 31, 2016:
Employees	63%	1.1%	4	—%
Officers and non-employee directors	83%	1.6%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2016	4,834	$11.24
Granted	709	14.43
Exercised	(96)	11.53
Expired	(120)	27.58
Forfeited	(3)	15.80
Outstanding at March 31, 2017	5,324	11.29
Exercisable at March 31, 2017	2,875	$11.48

During the three months ended March 31, 2017, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2016	875	$8.13
Granted	418	14.44
Vested	(286)	8.78
Forfeited	(4)	10.37
Outstanding at March 31, 2017	1,003	$10.56

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

2.	Recent Accounting Pronouncements
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
In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation,” which is intended to simplify several aspects of the accounting for share-based payment award transactions. The Company adopted this pronouncement effective January 1, 2017. Upon adoption, the Company recognized approximately $6.1 million of accumulated excess tax benefits as deferred tax assets that under the previous guidance could not be recognized until the benefits were realized through a reduction in cash taxes paid. This part of the guidance is applied using a modified retrospective method with a cumulative-effect adjustment to the accumulated deficit for the excess tax benefits not previously recognized. However, given the full valuation allowance placed on the additional $6.1 million of deferred tax assets, the recognition of this provision of ASU 2016-09 had no impact to the Company’s accumulated deficit as of January 1, 2017. Additionally, the Company recorded an adjustment to accumulated deficit of $2.0 million as a result of making an entity-wide accounting policy election to account for forfeitures of share-based payment awards as they occur instead of estimating the number of awards that are expected to vest.

3.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2017 and December 31, 2016 are as follows:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$2,455	$—	$—	$2,455
Securities maturing within one year:
U.S. treasury securities	191,443	—	(195)	191,248
Corporate debt securities	66,109	—	(69)	66,040
Total short-term investments	$257,552	$—	$(264)	$257,288
Total cash and cash equivalents and investments	$260,007	$—	$(264)	$259,743

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$46,600	$—	$—	$46,600
Securities maturing within one year:
U.S. treasury securities	227,911	1	(107)	227,805
Corporate debt securities	72,188	1	(90)	72,099
Total short-term investments	$300,099	$2	$(197)	$299,904
Total cash and cash equivalents and investments	$346,699	$2	$(197)	$346,504

There were $7,000 in realized losses for the three months ended March 31, 2017, and no realized gains or losses for the three months ended March 31, 2016. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of March 31, 2017 and December 31, 2016:

	Assets and Liabilities at Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$2,455	$—	$—	$2,455
Short-term investments	191,248	66,040	—	257,288
Total cash and cash equivalents and investments	$193,703	$66,040	$—	$259,743

	Assets and Liabilities at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$45,093	$1,507	$—	$46,600
Short-term investments	227,805	72,099	—	299,904
Total cash and cash equivalents and investments	$272,898	$73,606	$—	$346,504
Liabilities
Accrued liabilities	$—	$—	$18,912	$18,912
Total liabilities	$—	$—	$18,912	$18,912

The Company’s Level 3 liabilities, which consisted of the Symphony Icon purchase consideration liability, was estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability were recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the three months ended March 31, 2017 and 2016 (in thousands).

Balance at December 31, 2016	$18,912
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	2,101
Payment of contingent payment obligation with common stock and cash	(21,013)
Balance at March 31, 2017	$—

Balance at December 31, 2015	$22,815
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	965
Balance at March 31, 2016	$23,780
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
In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which offsets long-term debt on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of March 31, 2017, the balance of unamortized debt issuance costs was $2.2 million.
The fair value of the Notes was $161.1 million as of March 31, 2017 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $15.8 million as of March 31, 2017. This entire balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of March 31, 2017 as there was a balloon payment due in April 2017. The mortgage was amended in April 2017 to extend the maturity date from April 2017 to April 2018, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of March 31, 2017. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

6.	Arrangements with Symphony Icon, Inc.

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
Lexicon also agreed to make up to $45 million in additional contingent payments, which would consist of 50% of any consideration Lexicon receives pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize XERMELO or other pharmaceutical compositions modulating the same target as XERMELO (the “LG103 Programs”), subject to certain exceptions. The contingent payments would be due if and when Lexicon receives such consideration from a Licensing Transaction. In the event Lexicon received regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon would pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which were attributable to the development of such product, reduced by up to 50% of such sum on account of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon made any such payment upon United States regulatory approval, Lexicon would have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval. The contingent payments were payable in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment would be paid in common stock. In December 2014, Lexicon paid $5.8 million in cash and issued 666,111 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to Lexicon’s license and collaboration agreement with Ipsen. In April 2015, Lexicon paid $0.75 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015. In September 2016, Lexicon paid $3.2 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving a milestone payment from Ipsen in August 2016 (see Note 8, Collaboration and License Agreements).
In September 2016, Lexicon entered into an amendment (the “Amendment”) to the Purchase Option Agreement with Holdings and Symphony Icon pursuant to which Lexicon agreed to pay Holdings $21.0 million upon Lexicon’s receipt of regulatory approval in the United States for the marketing and sale of XERMELO, such buyout amount to be in lieu of any remaining payments which may be or become payable to Holdings under the Purchase Option Agreement. The buyout amount may be paid in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment will be paid in common stock. In March 2017, Lexicon paid $10.5 million in cash and issued 659,905 in shares of common stock to designees of Holdings in satisfaction of its remaining contingent payment obligation as a result of receiving regulatory approval in the United States for the marketing and sale of XERMELO.
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. No discount rate was used in the valuation of the contingent consideration liability as of December 31, 2016 as the expected buyout was short-term in nature. As programs progress, the probability adjusted contingency was adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability were recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $2.1 million and $1.0 million during the three months ended March 31, 2017 and March 31, 2016, respectively.
7.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under an operating lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease agreement.  The maximum potential amount of future payments the Company could be required to make under this agreement is $3.6 million as of March 31, 2017. Additionally, Lexicon leases certain equipment under operating leases.

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

8.	Collaboration and License Agreements

Lexicon has derived substantially all of its revenues from drug discovery and development collaborations, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, government grants and contracts, technology licenses, subscriptions to its databases and compound library sales.
Sanofi. In November 2015, Lexicon entered into a Collaboration and License Agreement (the “Sanofi Agreement”) with Sanofi for the worldwide development of Lexicon’s diabetes drug candidate sotagliflozin.
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
As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company is recognizing the $113.8 million allocated to the development services deliverable and the $59.4 million allocated to the funding deliverable over the estimated period of performance as the development and funding occurs. Revenue recognized under the Sanofi Agreement was $17.0 million and $12.0 million for the three months ended March 31, 2017 and 2016, respectively.
Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen Pharma SAS (“Ipsen”) for the development and commercialization of telotristat ethyl outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat ethyl in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat ethyl in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat ethyl for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat ethyl. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $30.9 million through March 31, 2017, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment in August 2016 upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for telotristat ethyl as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $27 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat ethyl in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat ethyl. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of telotristat ethyl, and Ipsen will pay an agreed upon transfer price for such commercial supply.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Revenue recognized under the Ipsen Agreement was $0.5 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the development and commercialization of breakthrough treatments for human disease.  We are presently devoting most of our resources to the commercialization or development of our four most advanced drug programs:

•
We have obtained approval from the FDA to sell our first commercial product, XERMELO™ (telotristat ethyl), an orally-delivered small molecule drug for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have commenced sales and marketing of XERMELO, and it is now commercially available to patients in the United States. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize telotristat ethyl outside of the United States and Japan, and Ipsen has filed an application for regulatory approval to market telotristat ethyl in the European Union.

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

Since our inception, we have incurred significant losses and, as of March 31, 2017, we had an accumulated deficit of $1.3 billion. Our losses have resulted principally from costs incurred in research and development, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements (unaudited), for a discussion of the impact of the new accounting standards on our consolidated financial statements (unaudited).
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2017	2016
Total revenues	$18.3	$12.5
Dollar increase	$5.8
Percentage increase	46%

•
Net product revenue – Net product revenue for the three months ended March 31, 2017 was $0.7 million due to revenues recognized from the sale of XERMELO in the United States. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended March 31, 2017 increased 41% to $17.6 million, primarily due to revenues recognized from the collaboration and license agreement with Sanofi.

Cost of Sales

Cost of sales for the three months ended March 31, 2017 was $0.2 million. We began capitalizing inventory during the three months ended March 31, 2017 once the FDA approved XERMELO as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval were recorded as research and development expenses in the consolidated statements of operations. Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialization inventory is expected to be sold over approximately the next two years. As a result, cost of sales for the next two years will reflect a lower average per unit cost of materials. Cost of sales for the three months ended March 31, 2017 includes $0.1 million of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2017	2016
Total research and development expense	$43.6	$37.0
Dollar increase	$6.6
Percentage increase	18%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•
Third-party and other services – Third-party and other services for the three months ended March 31, 2017 increased 15% to $34.1 million as compared to the corresponding period in 2016, primarily due to increases in external clinical development costs relating to sotagliflozin. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended March 31, 2017 increased 31% to $6.0 million, as compared to the corresponding period in 2016, primarily due to increases in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2017 increased 20% to $1.2 million, as compared to the corresponding period in 2016.

•	Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2017 decreased 17% to $0.8 million, as compared to the corresponding period in 2016.

•	Other – Other costs for the three months ended March 31, 2017 increased 63% to $1.6 million, as compared to the corresponding period in 2016.

Increase in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability increased by $2.1 million and $1.0 million in the three months ended March 31, 2017 and 2016, respectively (see Note 6, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements (unaudited), for more information).

General and Administrative Expenses

General and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2017	2016
Total general and administrative expense	$14.9	$8.4
Dollar increase	$6.5
Percentage increase	77%
General and administrative expenses consist primarily of personnel costs to support our research and development activities, professional and consulting fees, stock-based compensation expenses, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended March 31, 2017 increased 157% to $8.1 million, as compared to the corresponding period in 2016, primarily due to increases in personnel, including increases in sales and marketing personnel, in connection with commercialization of XERMELO. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional and consulting fees – Professional and consulting fees for the three months ended March 31, 2017 increased 11% to $3.7 million, as compared to the corresponding period in 2016, primarily due to increased marketing and consulting costs in connection with commercialization of XERMELO.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2017 increased 24% to $1.0 million, as compared to the corresponding period in 2016.

•	Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2017 increased 27% to $0.5 million, as compared to the corresponding period in 2016.

•
Other – Other costs for the three months ended March 31, 2017 increased 132% to $1.5 million, as compared to the corresponding period in 2016, primarily due to increases in travel and contribution to a foundation supporting carcinoid syndrome patients.

Interest Expense and Interest and Other Income (Expense), Net
Interest Expense.  Interest expense for each of the three months ended March 31, 2017 and 2016 was $1.6 million.

Interest and Other Income (Expense), Net. Interest and other income, net for the three months ended March 31, 2017 and 2016 was $0.5 million and $0.6 million, respectively.

Income Tax Benefit

The income tax benefit for the three months ended March 31, 2017 was $8.7 million. During the three months ended March 31, 2017, the Company’s valuation allowance for its deferred tax assets decreased by $8.7 million due to the reclassification of intangible assets relating to XERMELO from indefinite-lived to finite-lived assets, which resulted in the related deferred tax liability now being considered a source of taxable income. The Company recorded a $8.7 million deferred tax benefit with a corresponding reduction in its deferred tax liability in the three months ended March 31, 2017 as a result of this reclassification.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss was $34.9 million in the three months ended March 31, 2017, consistent with the corresponding period in 2016. Consolidated net loss per common share decreased to $0.33 in the three months ended March 31, 2017 from $0.34 in the corresponding period in 2016.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our strategic and other collaborations, target validation, database subscription and technology license agreements, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through March 31, 2017, we had received net proceeds of $1.3 billion from issuances of common and preferred stock. In addition, from our inception through March 31, 2017, we received $794.5 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, product sales, and government grants and contracts, of which $699.3 million had been recognized as revenues through March 31, 2017.
As of March 31, 2017, we had $259.7 million in cash, cash equivalents and investments. As of December 31, 2016, we had $346.5 million in cash, cash equivalents and investments. We used cash of $85.5 million in operations in the three months ended March 31, 2017. This consisted primarily of a net decrease in other operating liabilities net of assets of $47.0 million, the consolidated net loss for the period of $34.9 million and the deferred tax benefit of $8.7 million, partially offset by non-cash charges of $2.2 million related to stock-based compensation expense, $2.1 million related to the increase in fair value of the Symphony Icon purchase liability, and $0.6 million related to depreciation and amortization expense. Investing activities provided cash of $42.5 million in the three months ended March 31, 2017, primarily due to net maturities of investments of $42.5 million. Financing activities used cash of $1.1 million, primarily due to repurchase of common stock of $1.7 million and repayment of debt borrowings of $0.5 million, partially offset by proceeds from issuance of common stock of $1.1 million.
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
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $15.8 million as of March 31, 2017. The entire principal balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of March 31, 2017 as there was a balloon payment due in April 2017. The mortgage was amended in April 2017 to extend the maturity date from April 2017 to April 2018, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.
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
Our future capital requirements will be substantial and will depend on many factors, including the market acceptance and commercial success of XERMELO in the United States and the revenues we generate from that approved product; the results of our Phase 3 development of sotagliflozin in type 1 diabetes patients; the progress and scope of Sanofi’s development activities with respect to sotagliflozin in type 2 diabetes patients; the timing, progress and results of clinical trials of our other drug candidates; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to devote substantial capital resources to commercialize XERMELO; to complete Phase 3 development and seek regulatory approval in the United States for sotagliflozin in type 1 diabetes; to our clinical development efforts with respect to our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from sales of XERMELO, strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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
We had approximately $259.7 million in cash and cash equivalents and short-term investments as of March 31, 2017. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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
During the three months ended March 31, 2017, we implemented processes and internal controls to record net product revenue, cost of sales, and inventory as a result of the FDA approval and commercial launch of XERMELO. The implementation of these processes resulted in changes to internal control over financial reporting, which we believe were material. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
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

•
If we are unable to obtain adequate coverage and reimbursement from third-party payors for XERMELO and any other products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.

•	We and our collaborators are subject to extensive and rigorous ongoing regulation relating to XERMELO and any other approved products.

•	We are subject to certain healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

•	Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may negatively affect our revenues and prospects for profitability.

•	Our competitors may develop products that make XERMELO or our collaborators’ other products obsolete.

•	We may not be able to manufacture our drug candidates in commercial quantities, which would prevent us from commercializing our drug candidates.

Risks Related to Our Relationships with Third Parties

•
We depend on third-party manufacturers, including sole source suppliers, to manufacture commercial quantities of XERMELO. We may not be able to maintain these relationships and could experience supply disruptions outside of our control.

•
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

•	We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to Employees, Advisors and Facilities Operations

•	The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to expand our operations.

•	Our collaborations with outside scientists may be subject to restriction and change.

•	Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

•	Facility security breaches may disrupt our operations and harm our operating results.

•	Our facilities are located near coastal zones, and the occurrence of a hurricane or other disaster could damage our facilities and equipment, which could harm our operations.

Risks Related to Environmental and Product Liability

•
We have used hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

•	Our business has a substantial risk of product liability and we face potential product liability exposure far in excess of our limited insurance coverage.

Risks Related to Our Common Stock

•	Invus, L.P., Invus C.V. and their affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

•
Conversion of the notes evidencing our current indebtedness may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

•	Invus has additional rights under our stockholders’ agreement with Invus, L.P. which provides Invus with substantial influence over certain significant corporate matters.

•	Our stock price may be extremely volatile.

•	We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

•	Future sales of our common stock, or the perception that such sales may occur, may depress our stock price.

•	If we are unable to meet Nasdaq continued listing requirements, Nasdaq may take action to delist our common stock.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On March 21, 2017, we issued 659,905 shares of our common stock to certain designees of Symphony Icon Holdings LLC, or Holdings, in partial satisfaction of our payment obligations to Holdings under our amended and restated purchase option agreement with Holdings and Symphony Icon, Inc., as amended. In February 2017, we received regulatory approval in the United States for the marketing and sale of XERMELO, triggering our obligation to pay a buyout amount of $21,013,000 to Holdings pursuant to the terms of the purchase option agreement. We issued the shares in payment of 50% of such buyout amount based on a value of approximately $15.92 per share in accordance with the terms of the purchase option agreement. Such shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2017	—		$—		—	—
February 1-28, 2017	102,052	(1)	$16.45	(2)	—	—
March 1-31, 2017	—		$—		—	—

(1)
Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2013, February 2014, February 2015 and February 2016 under our Equity Incentive Plan with respect to the vesting of such restricted stock units.

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

Item 6.	Exhibits

Exhibit No.		Description
*†10.1	—	Commercial Supply Agreement, dated June 6, 2016, with Catalent CTS, LLC
10.2	—
Sixth Amendment to Loan and Security Agreement and to Other Loan Documents, dated April 20, 2017, between Lex-Gen Woodlands, L.P. and iStar Lex Lender LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2017 and incorporated by reference herein).

10.3	—	2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
10.4	—	2017 Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
10.5	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	May 4, 2017	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	May 4, 2017	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
*†10.1	—	Commercial Supply Agreement, dated June 6, 2016, with Catalent CTS, LLC
10.2	—
Sixth Amendment to Loan and Security Agreement and to Other Loan Documents, dated April 20, 2017, between Lex-Gen Woodlands, L.P. and iStar Lex Lender LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 20, 2017 and incorporated by reference herein).

10.3	—	2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
10.4	—	2017 Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
10.5	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.