Form 10-Q
period 2017-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2017-08-01
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
As of July 28, 2017, 105,581,456 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo and XERMELO® are registered trademarks of Lexicon Pharmaceuticals, Inc.

——————

Factors Affecting Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Part II, Item 1A. - Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2016, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, future results, levels of activity, performance or achievements may vary materially from our expectations. We are not undertaking any duty to update any of the forward-looking statements after the date of this quarterly report on Form 10-Q to conform these statements to actual results, unless required by law.

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,706	$46,600
Short-term investments	200,481	299,904
Accounts receivable, net of allowances of $4	5,014	7,492
Inventory	811	—
Prepaid expenses and other current assets	10,174	3,878
Total current assets	247,186	357,874
Property and equipment, net of accumulated depreciation and amortization of $58,337 and $59,875, respectively	18,588	19,390
Goodwill	44,543	44,543
Other intangible assets, net of accumulated amortization of $589 and $0, respectively	52,768	53,357
Other assets	428	461
Total assets	$363,513	$475,625
Liabilities and Equity
Current liabilities:
Accounts payable	$43,857	$52,877
Accrued liabilities	10,959	32,114
Current portion of deferred revenue	63,201	63,372
Current portion of long-term debt, net of deferred issuance costs	15,156	16,280
Total current liabilities	133,173	164,643
Deferred revenue, net of current portion	28,308	48,934
Long-term debt, net of deferred issuance costs	85,383	85,167
Deferred tax liabilities	10,023	18,675
Other long-term liabilities	313	805
Total liabilities	257,200	318,224
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 105,703 and 104,582 shares issued, respectively	105	105
Additional paid-in capital	1,430,630	1,411,222
Accumulated deficit	(1,322,304)	(1,250,363)
Accumulated other comprehensive loss	(214)	(195)
Treasury stock, at cost, 122 and 306 shares, respectively	(1,904)	(3,368)
Total equity	106,313	157,401
Total liabilities and equity	$363,513	$475,625

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net product revenue	$3,892	$—	$4,613	$—
Collaborative agreements	8,104	20,001	25,669	32,495
Subscription and license fees	57	88	64	88
Total revenues	12,053	20,089	30,346	32,583
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	537	—	762	—
Research and development, including stock-based compensation of $1,169, $973, $2,353 and $1,962, respectively	26,934	48,216	70,515	85,218
Increase in fair value of Symphony Icon, Inc. purchase liability	—	478	2,101	1,443
Selling, general and administrative, including stock-based compensation of $1,234, $984, $2,281 and $1,830, respectively	18,475	8,416	33,346	16,814
Total operating expenses	45,946	57,110	106,724	103,475
Loss from operations	(33,893)	(37,021)	(76,378)	(70,892)
Interest expense	(1,614)	(1,638)	(3,202)	(3,287)
Interest and other income, net	448	547	978	1,184
Net loss before taxes	(35,059)	(38,112)	(78,602)	(72,995)
Income tax benefit	—	—	8,652	—
Net loss	$(35,059)	$(38,112)	$(69,950)	$(72,995)
Net loss per common share, basic and diluted	$(0.33)	$(0.37)	$(0.67)	$(0.70)
Shares used in computing consolidated net loss per common share, basic and diluted	105,300	103,830	104,883	103,756

Other comprehensive loss:
Unrealized gain (loss) on investments	50	39	(19)	555
Comprehensive loss	$(35,009)	$(38,073)	$(69,969)	$(72,440)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2015	103,860	$104	$1,397,646	$(1,108,934)	$(219)	$(2,747)	$285,850
Stock-based compensation	—	—	3,792	—	—	—	3,792
Issuance of common stock under Equity Incentive Plans	292	—	752	—	—	—	752
Repurchase of common stock	—	—	—	—	—	(621)	(621)
Net loss	—	—	—	(72,995)	—	—	(72,995)
Unrealized gain on investments	—	—	—	—	555	—	555
Balance at June 30, 2016	104,152	$104	$1,402,190	$(1,181,929)	$336	$(3,368)	$217,333

Balance at December 31, 2016	104,582	$105	$1,411,222	$(1,250,363)	$(195)	$(3,368)	$157,401
Cumulative effect of change in accounting principle	—	—	1,991	(1,991)	—	—	—
Issuance of common stock to designees of Symphony Icon Holdings LLC	660	—	10,499	—	—	—	10,499
Stock-based compensation	—	—	4,634	—	—	—	4,634
Issuance of common stock under Equity Incentive Plans	461	—	5,427	—	—	—	5,427
Issuance of treasury stock	—	—	(3,143)	—	—	3,143	—
Repurchase of common stock	—	—	—	—	—	(1,679)	(1,679)
Net loss	—	—	—	(69,950)	—	—	(69,950)
Unrealized loss on investments	—	—	—	—	(19)	—	(19)
Balance at June 30, 2017	105,703	$105	$1,430,630	$(1,322,304)	$(214)	$(1,904)	$106,313

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(69,950)	$(72,995)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	1,552	1,037
Increase in fair value of Symphony Icon, Inc. purchase liability	2,101	1,443
Stock-based compensation	4,634	3,792
Amortization of debt issuance costs	254	250
Deferred tax benefit	(8,652)	—
Loss on disposal of property and equipment	2	12
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,478	(107)
(Increase) in inventory	(811)	—
(Increase) decrease in prepaid expenses and other current assets	(6,296)	1,066
Decrease in other assets	33	—
Increase (decrease) in accounts payable and other liabilities	(22,269)	5,818
Decrease in deferred revenue	(20,797)	(31,934)
Net cash used in operating activities	(117,721)	(91,618)
Cash flows from investing activities:
Purchases of property and equipment	(163)	(67)
Purchases of investments	(59,989)	(219,437)
Maturities of investments	159,393	147,400
Net cash provided by (used in) investing activities	99,241	(72,104)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,427	752
Repurchase of common stock	(1,679)	(621)
Repayment of debt borrowings	(1,162)	(988)
Net cash provided by (used in) financing activities	2,586	(857)
Net decrease in cash and cash equivalents	(15,894)	(164,579)
Cash and cash equivalents at beginning of period	46,600	202,989
Cash and cash equivalents at end of period	$30,706	$38,410

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,956	$3,046

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in satisfaction of Symphony Icon payment obligation	$10,499	$—
Unrealized gain (loss) on investments	$(19)	$555

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2017 and December 31, 2016, short-term investments consist of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Inventory: Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. The Company began capitalizing inventory during the six months ended June 30, 2017 once the U.S. Food and Drug Administration (“FDA”) approved XERMELO® (telotristat ethyl) as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of XERMELO were recorded as research and development expense in the consolidated statements of comprehensive loss. As a result, cost of sales for approximately the next two years will reflect a lower average per unit cost of materials. Inventory consisted of the following as of June 30, 2017 (in thousands):

Raw materials	$200
Work-in-process	25
Finished goods	586
Total inventory	$811

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

Other Intangible Assets: Other intangible assets, net consist of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. During the six months ended June 30, 2017, intangible assets relating to XERMELO of $24.7 million were reclassified from indefinite-lived to finite-lived assets once the FDA approved XERMELO. The Company recorded $0.4 million and $0.6 million in amortization expense related to this asset, which is recorded as cost of sales in the accompanying consolidated statement of comprehensive loss for the three and six months ended June 30, 2017, respectively.

During the six months ended June 30, 2017, the Company’s valuation allowance for its deferred tax assets decreased by $8.7 million due to the reclassification of intangible assets relating to XERMELO from indefinite-lived to finite-lived assets, which resulted in the related deferred tax liability now being considered a source of taxable income. The Company recorded a $8.7 million deferred tax benefit with a corresponding reduction in its deferred tax liability in the six months ended June 30, 2017 as a result of this reclassification.

Impairment of Long-Lived Assets:  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets in the six months ended June 30, 2017 and 2016.

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

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in the six months ended June 30, 2017 and 2016.

Revenue Recognition: Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Product Revenues

Product revenues consist of U.S. sales of XERMELO and sales of bulk tablets of telotristat ethyl to Ipsen Pharma SAS (“Ipsen”). Product revenues are recognized once the Company meets all four revenue recognition criteria described above. In March 2017, Lexicon began shipping XERMELO to its customers in the U.S. The Company recognizes revenue for product sales of XERMELO at the time the product is received by its specialty pharmacy customers net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. Product shipping and handling costs are included in cost of sales.

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

Cost of Sales: Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The Company began capitalizing inventory during the six months ended June 30, 2017 once the FDA approved XERMELO as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of XERMELO have been recorded as research and development expense in the consolidated statements of comprehensive loss. As a result, cost of sales for approximately the next two years will reflect a lower average per unit cost of materials. Product shipping and handling costs are included in cost of sales. Cost of sales also includes the amortization of the in-process research and development intangible asset for XERMELO using the straight-line method over the estimated useful life of 14 years.

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

Stock-Based Compensation:  The Company recognizes compensation expense in its consolidated statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2017 and 2016:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2017:
Employees	61%	1.8%	4	—%
Officers and non-employee directors	69%	2.2%	8	—%
June 30, 2016:
Employees	63%	1.1%	4	—%
Officers and non-employee directors	83%	1.6%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2017:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2016	4,834	$11.24
Granted	804	14.52
Exercised	(451)	12.03
Expired	(127)	27.51
Forfeited	(66)	12.73
Outstanding at June 30, 2017	4,994	11.26
Exercisable at June 30, 2017	2,713	$11.20

During the six months ended June 30, 2017, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2016	875	$8.13
Granted	418	14.44
Vested	(286)	8.78
Forfeited	(33)	10.46
Outstanding at June 30, 2017	974	$10.57

During the six months ended June 30, 2017, Lexicon granted its non-employee directors 10,248 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $15.61 per share and vested immediately.

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

2.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which amends FASB ASC Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual periods after December 15, 2017 including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Management plans to adopt ASU 2014-09 using the modified retrospective method. The Company does not expect that ASU 2014-09 will have a material impact on the recognition of revenue from product sales. Management is still in the process of evaluating the effect that this guidance will have on revenue recognition from the collaboration agreements.
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

3.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2017 and December 31, 2016 are as follows:

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$30,706	$—	$—	$30,706
Securities maturing within one year:
U.S. treasury securities	161,020	—	(178)	160,842
Corporate debt securities	39,675	—	(36)	39,639
Total short-term investments	$200,695	$—	$(214)	$200,481
Total cash and cash equivalents and investments	$231,401	$—	$(214)	$231,187

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$46,600	$—	$—	$46,600
Securities maturing within one year:
U.S. treasury securities	227,911	1	(107)	227,805
Corporate debt securities	72,188	1	(90)	72,099
Total short-term investments	$300,099	$2	$(197)	$299,904
Total cash and cash equivalents and investments	$346,699	$2	$(197)	$346,504

There were $7,000 in realized losses for the six months ended June 30, 2017, and no realized gains or losses for the six months ended June 30, 2016. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of June 30, 2017 and December 31, 2016:

	Assets and Liabilities at Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$30,706	$—	$—	$30,706
Short-term investments	160,842	39,639	—	200,481
Total cash and cash equivalents and investments	$191,548	$39,639	$—	$231,187

	Assets and Liabilities at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$45,093	$1,507	$—	$46,600
Short-term investments	227,805	72,099	—	299,904
Total cash and cash equivalents and investments	$272,898	$73,606	$—	$346,504
Liabilities
Accrued liabilities	$—	$—	$18,912	$18,912
Total liabilities	$—	$—	$18,912	$18,912

The Company’s Level 3 liabilities, which consisted of the Symphony Icon purchase consideration liability, was estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability were recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the six months ended June 30, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$18,912
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	2,101
Payment of contingent payment obligation with common stock and cash	(21,013)
Balance at June 30, 2017	$—

Balance at December 31, 2015	$22,815
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	1,443
Balance at June 30, 2016	$24,258
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include goodwill associated with the acquisitions of Coelacanth Corporation in 2001 and Symphony Icon in 2010 and intangible assets associated with the acquisition of Symphony Icon in 2010. See Note 6, Arrangements with Symphony Icon, Inc., for additional information. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.

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
In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which offsets long-term debt on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of June 30, 2017, the balance of unamortized debt issuance costs was $2.1 million.
The fair value of the Notes was $165.5 million as of June 30, 2017 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. In April 2017, the mortgage was amended to extend the maturity date to April 2018, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $15.2 million as of June 30, 2017. This entire balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of June 30, 2017 as there is a balloon payment due in April 2018. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of June 30, 2017. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

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
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. No discount rate was used in the valuation of the contingent consideration liability as of December 31, 2016 as the expected buyout was short-term in nature. As programs progress, the probability adjusted contingency was adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability were recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $2.1 million and $1.4 million during the six months ended June 30, 2017 and June 30, 2016, respectively.

7.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under an operating lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Lexicon is the guarantor of the obligations of its subsidiary under this lease agreement.  The maximum potential amount of future payments the Company could be required to make under this agreement is $3.5 million as of June 30, 2017. Additionally, Lexicon leases certain equipment under operating leases.

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

8.	Collaboration and License Agreements

Lexicon has derived substantially all of its revenues from drug discovery and development collaborations, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, product sales, government grants and contracts, technology licenses, subscriptions to its databases and compound library sales.
Sanofi. In November 2015, Lexicon entered into a Collaboration and License Agreement, which was subsequently amended in July 2017 (collectively, the “Sanofi Agreement”), with Sanofi for the worldwide development of Lexicon’s diabetes drug candidate sotagliflozin. In December 2016, Sanofi terminated its rights under the Sanofi Agreement with respect to Japan.
Under the Sanofi Agreement, Lexicon has granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right and license under its patent rights and know-how to develop, manufacture and commercialize sotagliflozin. Subject to specified exceptions, neither party may (a) perform clinical development activities relating to any other compound which inhibits sodium-glucose cotransporters type 1 or type 2 or (b) commercialize any such compounds in the United States, countries of the European Union and certain other specified countries, in each case during the royalty terms applicable in such countries. Among the specified exceptions is a right Lexicon retained to pursue the development of its LX2761 drug candidate, with respect to which Lexicon granted Sanofi certain rights of first negotiation specified in the Sanofi Agreement.
Under the Sanofi Agreement, Sanofi paid Lexicon an upfront payment of $300 million. In addition, Lexicon is eligible to receive from Sanofi (a) up to an aggregate of $110 million upon the achievement of four development milestones relating to the achievement of positive results in certain Phase 3 clinical trials in type 2 diabetes patients, (b) up to an aggregate of $220 million upon the achievement of four regulatory milestones relating to the first commercial sale following regulatory approval of sotagliflozin for type 1 and type 2 diabetes, respectively, in each of the United States and Europe, of which two milestones representing the substantial majority of such aggregate amount relate to type 2 diabetes and the remaining two milestones relate to type 1 diabetes, (c) $100 million upon the achievement of a milestone based on the results of either of two outcomes studies in type 2 diabetes patients, the completion of which would likely occur after initial regulatory approval, and (d) up to an aggregate of $990 million upon the achievement of six commercial milestones that will be achieved upon reaching specified levels of sales. The Company believes that each of the development and regulatory milestones under the Sanofi Agreement is substantive. Due to the uncertainty surrounding the achievement of the future development and regulatory milestones, these payments will not be recognized as revenue unless and until they are earned, as the Company is not able to reasonably predict if and when the milestones will be achieved. Commercial milestones, which are not encompassed within the definition of milestones under generally accepted accounting principles, will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met. Lexicon is also entitled to tiered, escalating royalties ranging from low double digit percentages to forty percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions. Royalties payable with respect to net sales of sotagliflozin for type 1 diabetes in the United States will also be reduced in the event Lexicon does not exercise its co-promotion option described below.
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
As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company is recognizing the $113.8 million allocated to the development services deliverable and the $59.4 million allocated to the funding deliverable over the estimated period of performance as the development and funding occurs. Revenue recognized under the Sanofi Agreement was $24.1 million and $31.7 million for the six months ended June 30, 2017 and 2016, respectively.

Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of telotristat ethyl outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat ethyl in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat ethyl in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat ethyl for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat ethyl. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $30.9 million through June 30, 2017, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment in August 2016 upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for telotristat ethyl as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $27 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat ethyl in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat ethyl. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of telotristat ethyl, and Ipsen will pay an agreed upon transfer price for such commercial supply.
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

The Company determined that the license had stand-alone value because it is an exclusive license that gives Ipsen the right to develop and commercialize telotristat ethyl or to sublicense its rights. In addition, telotristat ethyl is currently in development and it is possible that Ipsen or another third party could conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Ipsen Agreement to be separate units of accounting. The Company recognized the portion of the consideration allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services and the obligation to participate in committees over the period of time Lexicon performs services, currently expected to be complete by the end of 2017.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Revenue recognized under the Ipsen Agreement was $1.4 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively. Revenue for the six months ended June 30, 2017 includes $0.3 million from sales of bulk tablets of telotristat ethyl to Ipsen.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the development and commercialization of breakthrough treatments for human disease.  We are presently devoting most of our resources to the commercialization or development of our four most advanced drug programs:

•
We have obtained approval from the FDA to sell our first commercial product, XERMELO® (telotristat ethyl), an orally-delivered small molecule drug for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have commenced sales and marketing of XERMELO, and it is now commercially available to patients in the United States. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize telotristat ethyl outside of the United States and Japan, and Ipsen has filed an application for regulatory approval to market telotristat ethyl in the European Union.

•
We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have reported positive top-line data from a pivotal Phase 3 clinical trial of sotagliflozin, positive top-line primary efficacy endpoint data from a second pivotal Phase 3 clinical trial of sotagliflozin (and we are presently continuing such trial) and positive top-line data from a third Phase 3 clinical trial of sotagliflozin, each in type 1 diabetes patients. We have granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin, and Sanofi is presently conducting Phase 3 development of sotagliflozin in type 2 diabetes.

•
We are developing LX2761, an orally-delivered small molecule drug candidate, as a treatment for diabetes. We are presently conducting Phase 1 development of LX2761. We have granted Sanofi certain rights of first negotiation with respect to the future development and commercialization of LX2761.

•	We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We are presently preparing to commence clinical development of LX9211.
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

Since our inception, we have incurred significant losses and, as of June 30, 2017, we had an accumulated deficit of $1.3 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$12.1	$20.1	$30.3	$32.6
Dollar decrease	$(8.0)		$(2.2)
Percentage decrease	(40)%		(7)%

•
Net product revenue – Net product revenue for the three and six months ended June 30, 2017 was $3.9 million and $4.6 million, respectively, due to revenues recognized from the sale of XERMELO in the United States and sales of bulk tablets of telotristat ethyl to Ipsen. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended June 30, 2017 decreased 59% to $8.1 million, and for the six months ended June 30, 2017 decreased 21% to $25.7 million, primarily due to revenues recognized as a result of the timing of clinical trial activities under the collaboration and license agreement with Sanofi.

Cost of Sales

Cost of sales for the three and six months ended June 30, 2017 was $0.5 million and $0.8 million, respectively. We began capitalizing inventory during the six months ended June 30, 2017 once the FDA approved XERMELO as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval were recorded as research and development expenses in the consolidated statements of comprehensive loss. Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialization inventory is expected to be sold over approximately the next two years. As a result, cost of sales for the next two years will reflect a lower average per unit cost of materials. Cost of sales for the three and six months ended June 30, 2017 includes $0.4 million and $0.6 million, respectively, of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total research and development expense	$26.9	$48.2	$70.5	$85.2
Dollar decrease	$(21.3)		$(14.7)
Percentage decrease	(44)%		(17)%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•
Third-party and other services – Third-party and other services for the three months ended June 30, 2017 decreased 57% to $17.4 million, and for the six months ended June 30, 2017 decreased 27% to $51.4 million as compared to the corresponding periods in 2016, primarily due to decreases in external clinical development costs relating to sotagliflozin. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended June 30, 2017 increased 31% to $6.1 million, and for the six months ended June 30, 2017 increased 31% to $12.1 million, as compared to the corresponding periods in 2016, primarily due to increases in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2017 increased 20% to $1.2 million, and for the six months ended June 30, 2017 increased 20% to $2.4 million, as compared to the corresponding periods in 2016.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2017 increased 5% to $0.8 million, and for the six months ended June 30, 2017 decreased 7% to $1.5 million, as compared to the corresponding periods in 2016.

•
Other – Other costs for the three months ended June 30, 2017 increased 14% to $1.5 million, and for the six months ended June 30, 2017 increased 35% to $3.1 million, as compared to the corresponding periods in 2016.

Increase in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability increased by $0.5 million in the three months ended June 30, 2016 and increased by $2.1 million and $1.4 million in the six months ended June 30, 2017 and 2016, respectively (see Note 6, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements (unaudited), for more information).

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total selling, general and administrative expense	$18.5	$8.4	$33.3	$16.8
Dollar increase	$10.1		$16.5
Percentage increase	120%		98%
Selling, general and administrative expenses consist primarily of personnel costs to sell XERMELO and to support our research and development activities, professional and consulting fees, stock-based compensation expenses, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended June 30, 2017 increased 165% to $7.7 million, and for the six months ended June 30, 2017 increased 161% to $15.7 million, as compared to the corresponding periods in 2016, primarily due to increases in personnel, including increases in sales and marketing personnel, in connection with commercialization of XERMELO. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional and consulting fees – Professional and consulting fees for the three months ended June 30, 2017 increased 69% to $6.2 million, and for the six months ended June 30, 2017 increased 41% to $9.9 million, as compared to the corresponding periods in 2016, primarily due to increased marketing and consulting costs in connection with commercialization of XERMELO.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2017 increased 25% to $1.2 million, and for the six months ended June 30, 2017 increased 25% to $2.3 million, as compared to the corresponding periods in 2016, primarily due to awards granted to sales and marketing personnel.

•
Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2017 increased 61% to $0.6 million, and for the six months ended June 30, 2017 increased 43% to $1.1 million, as compared to the corresponding periods in 2016.

•
Other – Other costs for the three months ended June 30, 2017 increased 429% to $2.8 million, and for the six months ended June 30, 2017 increased 265% to $4.4 million, as compared to the corresponding periods in 2016, primarily due to increases in travel and contributions to a foundation supporting carcinoid syndrome patients.

Interest Expense and Interest and Other Income (Expense), Net
Interest Expense.  Interest expense for each of the three months ended June 30, 2017 and 2016 was $1.6 million and for the six months ended June 30, 2017 and 2016 was $3.2 million and $3.3 million, respectively.

Interest and Other Income (Expense), Net. Interest and other income, net for the three months ended June 30, 2017 and 2016 was $0.4 million and $0.5 million, respectively, and for the six months ended June 30, 2017 and 2016 was $1.0 million and $1.2 million, respectively.

Income Tax Benefit

The income tax benefit for the six months ended June 30, 2017 was $8.7 million. During the six months ended June 30, 2017, the Company’s valuation allowance for its deferred tax assets decreased by $8.7 million due to the reclassification of intangible assets relating to XERMELO from indefinite-lived to finite-lived assets, which resulted in the related deferred tax liability now being considered a source of taxable income. The Company recorded a $8.7 million deferred tax benefit with a corresponding reduction in its deferred tax liability in the six months ended June 30, 2017 as a result of this reclassification.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss decreased to $35.1 million in the three months ended June 30, 2017 from $38.1 million in the corresponding period in 2016. Consolidated net loss per common share decreased to $0.33 in the three months ended June 30, 2017 from $0.37 in the corresponding period in 2016. Consolidated net loss decreased to $70.0 million in the six months ended June 30, 2017 from $73.0 million in the corresponding period in 2016. Consolidated net loss per common share decreased to $0.67 in the six months ended June 30, 2017 from $0.70 in the corresponding period in 2016.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through June 30, 2017, we had received net proceeds of $1.4 billion from issuances of common and preferred stock and convertible debt. In addition, from our inception through June 30, 2017, we received $803.9 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, product sales, and government grants and contracts, of which $711.3 million had been recognized as revenues through June 30, 2017.
As of June 30, 2017, we had $231.2 million in cash, cash equivalents and investments. As of December 31, 2016, we had $346.5 million in cash, cash equivalents and investments. We used cash of $117.7 million in operations in the six months ended June 30, 2017. This consisted primarily of the consolidated net loss for the period of $70.0 million, a net decrease in other operating liabilities net of assets of $47.7 million and the deferred tax benefit of $8.7 million, partially offset by non-cash charges of $4.6 million related to stock-based compensation expense, $2.1 million related to the increase in fair value of the Symphony Icon purchase liability, and $1.6 million related to depreciation and amortization expense. Investing activities provided cash of $99.2 million in the six months ended June 30, 2017, primarily due to net maturities of investments of $99.4 million. Financing activities provided cash of $2.6 million, primarily from issuance of common stock of $5.4 million, partially offset by cash used to repurchase common stock of $1.7 million and repay debt borrowings of $1.2 million.
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
Under the terms of our award, we were responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016. We may be required to repay the state a portion of the award if we fail to meet those job obligations.We will receive credits against those job obligations based on funding received by TIGM and certain related parties from sources other than the State of Texas. We will also receive credits against those jobs obligations for any surplus jobs we created. Subject to these credits, the State may require us to repay $2,415 for each job we fell short of the number of jobs to be created beginning in 2013. Our maximum aggregate exposure for such payments is approximately $14.2 million, including $10.3 million through 2017, without giving effect to any jobs created or credits to which we may be entitled.
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  In April 2017, the mortgage was amended to extend the maturity date to April 2018, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. The mortgage had a principal balance outstanding of $15.2 million as of June 30, 2017. The entire principal balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of June 30, 2017 as there is a balloon payment due in April 2018.
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
Our future capital requirements will be substantial and will depend on many factors, including the market acceptance and commercial success of XERMELO in the United States and the revenues we generate from that approved product; the results of our Phase 3 development of sotagliflozin in type 1 diabetes patients; the progress and scope of Sanofi’s development activities with respect to sotagliflozin in type 2 diabetes patients; the timing, progress and results of clinical trials of our other drug candidates; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to devote substantial capital resources to commercialize XERMELO; to complete Phase 3 development and seek regulatory approval in the United States for sotagliflozin in type 1 diabetes; to our clinical development efforts with respect to our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from sales of XERMELO, strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. From time to time, our board of directors may authorize us to repurchase shares of our common stock, repurchase, in cash or common stock, our outstanding Notes, or make a cash payment to holders of our Notes to induce a conversion of the notes pursuant to the terms of the Notes, in each case, in privately negotiated transactions, publicly announced programs or otherwise. If and when our board should determine to authorize any such action, it would be on terms and under market conditions that our board determines are in the best interest of us and our stockholders. Any such actions could deplete significant amounts of our cash resources and/or result in additional dilution to our stockholders.

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
We had approximately $231.2 million in cash and cash equivalents and short-term investments as of June 30, 2017. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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
During the six months ended June 30, 2017, we implemented processes and internal controls to record net product revenue, cost of sales, and inventory as a result of the FDA approval and commercial launch of XERMELO. The implementation of these processes resulted in changes to internal control over financial reporting, which we believe were material. There were no other changes in our internal control over financial reporting during the six months ended June 30,
2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lexicon Pharmaceuticals, Inc.

Date:	August 1, 2017	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	August 1, 2017	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.