Form 10-Q/A
period 2017-08-01
LEXICON PHARMACEUTICALS, INC.
filed 2017-08-01
CIK 1062822

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

EXPLANATORY NOTE
We are filing this amendment to our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 originally filed with the Securities and Exchange Commission on May 4, 2017, solely for the purpose of filing a revised version of Exhibit 10.1 to disclose certain information for which confidential treatment had been initially requested. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including Part II, Item 6 below. Except as specifically indicated herein, no other information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 is amended by this Form 10-Q/A.

Part II -- Other Information

Item 6.	Exhibits

Exhibit No.		Description
*†10.1	—	Commercial Supply Agreement, dated June 6, 2016, with Catalent CTS, LLC
10.2
Sixth Amendment to Loan and Security Agreement and to Other Loan Documents, dated April 20, 2017, between Lex-Gen Woodlands, L.P. and iStar Lex Lender LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 20, 2017 and incorporated by reference herein).

10.3		2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
10.4		2017 Non-Employee Directors' Equity Incentive Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
10.5		Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

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