Form 10-Q
period 2017-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2017-11-08
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

As of November 6, 2017, 105,587,794 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

3

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2017	2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$83,293	$46,600
Short-term investments	113,524	299,904
Accounts receivable, net of allowances of $4	10,597	7,492
Inventory	2,149	—
Prepaid expenses and other current assets	4,458	3,878
Total current assets	214,021	357,874
Property and equipment, net of accumulated depreciation and amortization of $58,794 and $59,875, respectively	18,167	19,390
Goodwill	44,543	44,543
Other intangible assets, net of accumulated amortization of $1,030 and $0, respectively	52,327	53,357
Other assets	429	461
Total assets	$329,487	$475,625
Liabilities and Equity
Current liabilities:
Accounts payable	$52,628	$52,877
Accrued liabilities	12,729	32,114
Current portion of deferred revenue	48,738	63,372
Current portion of long-term debt, net of deferred issuance costs	14,633	16,280
Total current liabilities	128,728	164,643
Deferred revenue, net of current portion	26,545	48,934
Long-term debt, net of deferred issuance costs	85,512	85,167
Deferred tax liabilities	10,023	18,675
Other long-term liabilities	303	805
Total liabilities	251,111	318,224
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 105,710 and 104,582 shares issued, respectively	106	105
Additional paid-in capital	1,433,263	1,411,222
Accumulated deficit	(1,353,026)	(1,250,363)
Accumulated other comprehensive loss	(63)	(195)
Treasury stock, at cost, 122 and 306 shares, respectively	(1,904)	(3,368)
Total equity	78,376	157,401
Total liabilities and equity	$329,487	$475,625

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net product revenue	$5,830	$—	$10,443	$—
Collaborative agreements	21,112	27,686	46,781	60,181
Subscription and license fees	—	31	64	119
Total revenues	26,942	27,717	57,288	60,300
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	599	—	1,361	—
Research and development, including stock-based compensation of $1,345, $1,051, $3,698 and $3,013, respectively	39,137	52,533	109,653	137,751
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	—	(2,146)	2,101	(703)
Selling, general and administrative, including stock-based compensation of $1,235, $879, $3,516 and $2,709, respectively	16,724	12,263	50,069	29,077
Total operating expenses	56,460	62,650	163,184	166,125
Loss from operations	(29,518)	(34,933)	(105,896)	(105,825)
Interest expense	(1,619)	(1,646)	(4,821)	(4,933)
Interest and other income, net	415	564	1,393	1,748
Net loss before taxes	(30,722)	(36,015)	(109,324)	(109,010)
Income tax benefit	—	—	8,652	—
Net loss	$(30,722)	$(36,015)	$(100,672)	$(109,010)
Net loss per common share, basic and diluted	$(0.29)	$(0.35)	$(0.96)	$(1.05)
Shares used in computing net loss per common share, basic and diluted	105,582	103,885	105,119	103,799

Other comprehensive loss:
Unrealized gain (loss) on investments	151	(258)	132	297
Comprehensive loss	$(30,571)	$(36,273)	$(100,540)	$(108,713)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2015	103,860	$104	$1,397,646	$(1,108,934)	$(219)	$(2,747)	$285,850
Stock-based compensation	—	—	5,722	—	—	—	5,722
Issuance of common stock under Equity Incentive Plans	463	—	2,943	—	—	—	2,943
Repurchase of common stock	—	—	—	—	—	(621)	(621)
Net loss	—	—	—	(109,010)	—	—	(109,010)
Unrealized gain on investments	—	—	—	—	297	—	297
Balance at September 30, 2016	104,323	$104	$1,406,311	$(1,217,944)	$78	$(3,368)	$185,181

Balance at December 31, 2016	104,582	$105	$1,411,222	$(1,250,363)	$(195)	$(3,368)	$157,401
Cumulative effect of change in accounting principle	—	—	1,991	(1,991)	—	—	—
Issuance of common stock to designees of Symphony Icon Holdings LLC	660	—	10,499	—	—	—	10,499
Stock-based compensation	—	—	7,214	—	—	—	7,214
Issuance of common stock under Equity Incentive Plans	468	1	5,480	—	—	—	5,481
Issuance of treasury stock	—	—	(3,143)	—	—	3,143	—
Repurchase of common stock	—	—	—	—	—	(1,679)	(1,679)
Net loss	—	—	—	(100,672)	—	—	(100,672)
Unrealized gain on investments	—	—	—	—	132	—	132
Balance at September 30, 2017	105,710	$106	$1,433,263	$(1,353,026)	$(63)	$(1,904)	$78,376

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(100,672)	$(109,010)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	2,475	1,548
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	2,101	(703)
Stock-based compensation	7,214	5,722
Amortization of debt issuance costs	412	389
Deferred tax benefit	(8,652)	—
Loss on disposal of property and equipment	2	12
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,105)	173
(Increase) in inventory	(2,149)	—
(Increase) decrease in prepaid expenses and other current assets	(580)	7,694
(Increase) decrease in other assets	32	(25)
Increase (decrease) in accounts payable and other liabilities	(11,738)	18,705
Decrease in deferred revenue	(37,023)	(51,342)
Net cash used in operating activities	(151,683)	(126,837)
Cash flows from investing activities:
Purchases of property and equipment	(224)	(83)
Purchases of investments	(59,237)	(336,649)
Maturities of investments	245,749	298,525
Net cash provided by (used in) investing activities	186,288	(38,207)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,481	2,943
Repurchase of common stock	(1,679)	(621)
Repayment of debt borrowings	(1,714)	(1,495)
Net cash provided by financing activities	2,088	827
Net increase (decrease) in cash and cash equivalents	36,693	(164,217)
Cash and cash equivalents at beginning of period	46,600	202,989
Cash and cash equivalents at end of period	$83,293	$38,772

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,272	$3,406

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in satisfaction of Symphony Icon payment obligation	$10,499	$—
Unrealized gain on investments	$132	$297

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of September 30, 2017 and December 31, 2016, short-term investments consist of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Inventory: Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. The Company began capitalizing inventory during the nine months ended September 30, 2017 once the U.S. Food and Drug Administration (“FDA”) approved XERMELO® (telotristat ethyl) as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of XERMELO were recorded as research and development expense in the consolidated statements of comprehensive loss. As a result, cost of sales for approximately the next two years will reflect a lower average per unit cost of materials. Inventory consisted of the following as of September 30, 2017 (in thousands):

Raw materials	$734
Work-in-process	41
Finished goods	1,374
Total inventory	$2,149

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

Other Intangible Assets: Other intangible assets, net consist of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. During the nine months ended September 30, 2017, intangible assets relating to XERMELO of $24.7 million were reclassified from indefinite-lived to finite-lived assets once the FDA approved XERMELO. The Company recorded $0.4 million and $1.0 million in amortization expense related to this asset, which is recorded as cost of sales in the accompanying consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017, respectively.

During the nine months ended September 30, 2017, the Company’s valuation allowance for its deferred tax assets decreased by $8.7 million due to the reclassification of intangible assets relating to XERMELO from indefinite-lived to finite-lived assets, which resulted in the related deferred tax liability now being considered a source of taxable income. The Company recorded a $8.7 million deferred tax benefit with a corresponding reduction in its deferred tax liability in the nine months ended September 30, 2017 as a result of this reclassification.

Impairment of Long-Lived Assets:  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets in the nine months ended September 30, 2017 and 2016.

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

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in the nine months ended September 30, 2017 and 2016.

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

Cost of Sales: Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The Company began capitalizing inventory during the nine months ended September 30, 2017 once the FDA approved XERMELO as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of XERMELO have been recorded as research and development expense in the consolidated statements of comprehensive loss. As a result, cost of sales for approximately the next two years will reflect a lower average per unit cost of materials. Product shipping and handling costs are included in cost of sales. Cost of sales also includes the amortization of the in-process research and development intangible asset for XERMELO using the straight-line method over the estimated useful life of 14 years.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2017 and 2016:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2017:
Employees	61%	1.7%	4	—%
Officers and non-employee directors	70%	2.2%	8	—%
September 30, 2016:
Employees	63%	1.1%	4	—%
Officers and non-employee directors	83%	1.6%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2016	4,834	$11.24
Granted	847	14.51
Exercised	(458)	11.98
Expired	(149)	26.59
Forfeited	(82)	13.55
Outstanding at September 30, 2017	4,992	11.23
Exercisable at September 30, 2017	2,896	$11.06

During the nine months ended September 30, 2017, Lexicon also granted its employees annual restricted stock units. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2017:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2016	875	$8.13
Granted	418	14.44
Vested	(286)	8.78
Forfeited	(38)	10.98
Outstanding at September 30, 2017	969	$10.55

During the nine months ended September 30, 2017, Lexicon granted its non-employee directors 10,248 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $15.61 per share and vested immediately.

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
The Company does not expect that ASU 2014-09 will have a material impact on the recognition of revenue from product sales. Management is also currently evaluating the impact of the new standard on historical revenue recorded for its collaboration agreements. Specifically, the timing of recognition for certain contingent payments from the Company’s collaborators may be impacted by the adoption of the new revenue standard. ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments or contingent payments, which are not dependent on the Company’s performance. Under the Company’s current accounting policy, Lexicon recognizes contingent or milestone payments as revenue in the period that the payment-triggering event occurs or is achieved. However, under the new revenue standard, it is possible to start to recognize contingent or milestone payments before the payment-triggering event is completely achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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

3.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2017 and December 31, 2016 are as follows:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$83,293	$—	$—	$83,293
Securities maturing within one year:
U.S. treasury securities	90,533	—	(57)	90,476
Corporate debt securities	23,054	—	(6)	23,048
Total short-term investments	$113,587	$—	$(63)	$113,524
Total cash and cash equivalents and investments	$196,880	$—	$(63)	$196,817

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$46,600	$—	$—	$46,600
Securities maturing within one year:
U.S. treasury securities	227,911	1	(107)	227,805
Corporate debt securities	72,188	1	(90)	72,099
Total short-term investments	$300,099	$2	$(197)	$299,904
Total cash and cash equivalents and investments	$346,699	$2	$(197)	$346,504

There were $7,000 in realized losses for the nine months ended September 30, 2017, and no realized gains or losses for the nine months ended September 30, 2016. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of September 30, 2017 and December 31, 2016:

	Assets and Liabilities at Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$83,293	$—	$—	$83,293
Short-term investments	90,476	23,048	—	113,524
Total cash and cash equivalents and investments	$173,769	$23,048	$—	$196,817

	Assets and Liabilities at Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$45,093	$1,507	$—	$46,600
Short-term investments	227,805	72,099	—	299,904
Total cash and cash equivalents and investments	$272,898	$73,606	$—	$346,504
Liabilities
Accrued liabilities	$—	$—	$18,912	$18,912
Total liabilities	$—	$—	$18,912	$18,912

The Company’s Level 3 liabilities, which consisted of the Symphony Icon purchase consideration liability, was estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability were recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the nine months ended September 30, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$18,912
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	2,101
Payment of contingent payment obligation with common stock and cash	(21,013)
Balance at September 30, 2017	$—

Balance at December 31, 2015	$22,815
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	(703)
Payment of contingent payment obligation with cash	(3,200)
Balance at September 30, 2016	$18,912
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
In connection with the issuance of the Notes, the Company incurred $3.4 million of debt issuance costs, which offsets long-term debt on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of September 30, 2017, the balance of unamortized debt issuance costs was $2.0 million.
The fair value of the Notes was $141.6 million as of September 30, 2017 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. In April 2017, the mortgage was amended to extend the maturity date to April 2018, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $14.7 million as of September 30, 2017. This entire balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of September 30, 2017 as there is a balloon payment due in April 2018. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of September 30, 2017. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

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
In September 2016, Lexicon entered into an amendment (the “Amendment”) to the Purchase Option Agreement with Holdings and Symphony Icon pursuant to which Lexicon agreed to pay Holdings $21.0 million upon Lexicon’s receipt of regulatory approval in the United States for the marketing and sale of XERMELO, such buyout amount to be in lieu of any remaining payments which may be or become payable to Holdings under the Purchase Option Agreement. The buyout amount may be paid in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment will be paid in common stock. In March 2017, Lexicon paid $10.5 million in cash and issued 659,905 shares of common stock to designees of Holdings in satisfaction of its remaining contingent payment obligation as a result of receiving regulatory approval in the United States for the marketing and sale of XERMELO.
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. No discount rate was used in the valuation of the contingent consideration liability as of December 31, 2016 as the expected buyout was short-term in nature. As programs progress, the probability adjusted contingency was adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability were recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $2.1 million during the nine months ended September 30, 2017 and decreased by $0.7 million during the nine months ended September 30, 2016.

7.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under an operating lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  The maximum potential amount of future payments the Company could be required to make under this agreement is $3.3 million as of September 30, 2017. Additionally, Lexicon leases certain equipment under operating leases.

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
Under the Sanofi Agreement, Sanofi paid Lexicon an upfront payment of $300 million. In addition, Lexicon is eligible to receive from Sanofi (a) up to an aggregate of $110 million upon the achievement of four development milestones relating to the results of certain Phase 3 clinical trials of sotagliflozin in type 2 diabetes patients, (b) up to an aggregate of $220 million upon the achievement of four regulatory milestones relating to the first commercial sale following regulatory approval of sotagliflozin for type 1 and type 2 diabetes, respectively, in each of the United States and Europe, of which two milestones representing the substantial majority of such aggregate amount relate to type 2 diabetes and the remaining two milestones relate to type 1 diabetes, (c) $100 million upon the achievement of a milestone based on the results of either of two outcomes studies in type 2 diabetes patients, the completion of which would likely occur after initial regulatory approval of sotagliflozin in type 2 diabetes, and (d) up to an aggregate of $990 million upon the achievement of six commercial milestones that will be achieved upon reaching specified levels of sales. The Company believes that each of the development and regulatory milestones under the Sanofi Agreement is substantive. Due to the uncertainty surrounding the achievement of the future development and regulatory milestones, these payments will not be recognized as revenue unless and until they are earned, as the Company is not able to reasonably predict if and when the milestones will be achieved. Commercial milestones, which are not encompassed within the definition of milestones under generally accepted accounting principles, will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met. Lexicon is also entitled to tiered, escalating royalties ranging from low double digit percentages to forty percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions.
Lexicon will continue to be responsible for all clinical development activities relating to type 1 diabetes and has exercised an exclusive option to co-promote and have a significant role, in collaboration with Sanofi, in the commercialization of sotagliflozin for the treatment of type 1 diabetes in the United States. Under the terms of its exercised co-promotion option, Lexicon will fund forty percent of the commercialization costs relating to such co-promotion activities. Sanofi will be responsible for all clinical development and commercialization of sotagliflozin for the treatment of type 2 diabetes worldwide and will be solely responsible for the commercialization of sotagliflozin for the treatment of type 1 diabetes outside the United States. Lexicon will share in the funding of a portion of the planned type 2 diabetes development costs over the next three years, up to an aggregate of $100 million. Sanofi will book sales worldwide in all indications.

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
As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company is recognizing the $113.8 million allocated to the development services deliverable and the $59.4 million allocated to the funding deliverable over the estimated period of performance as the development and funding occurs. Revenue recognized under the Sanofi Agreement was $39.5 million and $52.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Ipsen Pharma SAS. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of telotristat ethyl outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize telotristat ethyl in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize telotristat ethyl in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon will be responsible for conducting clinical trials required to obtain regulatory approval for telotristat ethyl for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and will have the first right to conduct most other clinical trials of telotristat ethyl. Lexicon is responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $30.9 million through September 30, 2017, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment in August 2016 upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for telotristat ethyl as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome. In September 2017, Ipsen received approval from the European Commission for the marketing of telotristat ethyl in all member states of the European Union, Norway and Iceland, thereby Lexicon earning a milestone payment, which was received in October 2017. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $21 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat ethyl in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of telotristat ethyl. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of telotristat ethyl, and Ipsen will pay an agreed upon transfer price for such commercial supply.
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

The Company determined that the license had stand-alone value because it is an exclusive license that gives Ipsen the right to develop and commercialize telotristat ethyl or to sublicense its rights. In addition, telotristat ethyl is currently in development and it is possible that Ipsen or another third party could conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Ipsen Agreement to be separate units of accounting. The Company recognized the portion of the consideration allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services and the obligation to participate in committees over the period of time Lexicon performs services, currently expected to be complete by mid-2018.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. The Company recognized the $5.1 million milestone payment earned in 2017 in the three and nine months ended September 30, 2017, and recognized the $6.4 million milestone payment earned in 2016 in the three and nine months ended September 30, 2016. Revenue recognized under the Ipsen Agreement was $7.9 million and $6.8 million for the nine months ended September 30, 2017 and 2016, respectively. Revenue for the nine months ended September 30, 2017 includes $0.8 million from sales of bulk tablets of telotristat ethyl to Ipsen.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the development and commercialization of breakthrough treatments for human disease.  We are presently devoting most of our resources to the commercialization or development of our four most advanced drug programs:

•
We have obtained approval from the FDA to sell our first commercial product, XERMELO® (telotristat ethyl), an orally-delivered small molecule drug for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have commenced sales and marketing of XERMELO, and it is now commercially available to patients in the United States. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize XERMELO outside of the United States and Japan, and Ipsen has obtained approval from the European Commission to market XERMELO in the member states of the European Union, Norway and Iceland.

•
We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have reported positive top-line data from two pivotal Phase 3 clinical trials and a third Phase 3 clinical trial of sotagliflozin in type 1 diabetes patients. We have granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin, and Sanofi is presently conducting Phase 3 development of sotagliflozin in type 2 diabetes.

•
We are developing LX2761, an orally-delivered small molecule drug candidate, as a treatment for diabetes. We are presently conducting Phase 1 clinical development of LX2761. We have granted Sanofi certain rights of first negotiation with respect to the future development and commercialization of LX2761.

•	We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We are presently conducting Phase 1 clinical development of LX9211.
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

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our ability to successfully commercialize XERMELO in the United States; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the success of our ongoing preclinical and clinical development efforts and ability to obtain necessary regulatory approvals; our success in establishing new collaborations and licenses; the timing and willingness of such new collaborators to commercialize products that would result in milestone payments and royalties and their success in such efforts; and general and industry-specific economic conditions which may affect research and development expenditures.

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

Since our inception, we have incurred significant losses and, as of September 30, 2017, we had an accumulated deficit of $1.4 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$26.9	$27.7	$57.3	$60.3
Dollar decrease	$(0.8)		$(3.0)
Percentage decrease	(3)%		(5)%

•
Net product revenue – Net product revenue for the three and nine months ended September 30, 2017 was $5.8 million and $10.4 million, respectively, due to revenues recognized from the sale of XERMELO in the United States and sales of bulk tablets of telotristat ethyl to Ipsen. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended September 30, 2017 decreased 24% to $21.1 million, and for the nine months ended September 30, 2017 decreased 22% to $46.8 million, primarily due to revenues recognized as a result of the timing of clinical trial activities under the collaboration and license agreement with Sanofi.

Cost of Sales

Cost of sales for the three and nine months ended September 30, 2017 was $0.6 million and $1.4 million, respectively. We began capitalizing inventory during the nine months ended September 30, 2017 once the FDA approved XERMELO as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval were recorded as research and development expenses in the consolidated statements of comprehensive loss. Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialization inventory is expected to be sold over approximately the next two years. As a result, cost of sales for the next two years will reflect a lower average per unit cost of materials. Cost of sales for the three and nine months ended September 30, 2017 includes $0.4 million and $1.0 million, respectively, of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total research and development expense	$39.1	$52.5	$109.7	$137.8
Dollar decrease	$(13.4)		$(28.1)
Percentage decrease	(26)%		(20)%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2017 decreased 31% to $30.5 million, and for the nine months ended September 30, 2017 decreased 28% to $81.9 million as compared to the corresponding periods in 2016, primarily due to decreases in external clinical development costs relating to sotagliflozin. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended September 30, 2017 increased 10% to $5.1 million, and for the nine months ended September 30, 2017 increased 24% to $17.2 million, as compared to the corresponding periods in 2016, primarily due to increases in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2017 increased 28% to $1.3 million, and for the nine months ended September 30, 2017 increased 23% to $3.7 million, as compared to the corresponding periods in 2016.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2017 decreased 11% to $0.8 million, and for the nine months ended September 30, 2017 decreased 8% to $2.3 million, as compared to the corresponding periods in 2016.

•
Other – Other costs for the three months ended September 30, 2017 decreased 4% to $1.4 million, and for the nine months ended September 30, 2017 increased 20% to $4.5 million, as compared to the corresponding periods in 2016.

Increase (Decrease) in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability increased by $2.1 million in the nine months ended September 30, 2017 and decreased by $2.1 million and $0.7 million in the three and nine months ended September 30, 2016, respectively (see Note 6, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements (unaudited), for more information).

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total selling, general and administrative expense	$16.7	$12.3	$50.1	$29.1
Dollar increase	$4.5		$21.0
Percentage increase	36%		72%
Selling, general and administrative expenses consist primarily of personnel costs to sell XERMELO and to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended September 30, 2017 increased 90% to $7.1 million, and for the nine months ended September 30, 2017 increased 134% to $22.9 million, as compared to the corresponding periods in 2016, primarily due to increases in personnel, including increases in sales and marketing personnel, in connection with commercialization of XERMELO. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional and consulting fees – Professional and consulting fees for the three months ended September 30, 2017 decreased 9% to $5.8 million, and for the nine months ended September 30, 2017 increased 17% to $15.7 million, as compared to the corresponding periods in 2016, primarily due to changes in marketing and consulting costs in connection with commercialization of XERMELO.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2017 increased 41% to $1.2 million, and for the nine months ended September 30, 2017 increased 30% to $3.5 million, as compared to the corresponding periods in 2016, primarily due to awards granted to sales and marketing personnel.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2017 increased 26% to $0.5 million, and for the nine months ended September 30, 2017 increased 37% to $1.6 million, as compared to the corresponding periods in 2016.

•
Other – Other costs for the three months ended September 30, 2017 increased 136% to $2.1 million, and for the nine months ended September 30, 2017 increased 210% to $6.4 million, as compared to the corresponding periods in 2016, primarily due to increases in travel and contributions to a foundation supporting carcinoid syndrome patients.

Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense for each of the three months ended September 30, 2017 and 2016 was $1.6 million and for the nine months ended September 30, 2017 and 2016 was $4.8 million and $4.9 million, respectively.

Interest and Other Income, Net. Interest and other income, net for the three months ended September 30, 2017 and 2016 was $0.4 million and $0.6 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $1.4 million and $1.7 million, respectively.

Income Tax Benefit

The income tax benefit for the nine months ended September 30, 2017 was $8.7 million. During the nine months ended September 30, 2017, the Company’s valuation allowance for its deferred tax assets decreased by $8.7 million due to the reclassification of intangible assets relating to XERMELO from indefinite-lived to finite-lived assets, which resulted in the related deferred tax liability now being considered a source of taxable income. The Company recorded a $8.7 million deferred tax benefit with a corresponding reduction in its deferred tax liability in the nine months ended September 30, 2017 as a result of this reclassification.

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss decreased to $30.7 million in the three months ended September 30, 2017 from $36.0 million in the corresponding period in 2016. Consolidated net loss per common share decreased to $0.29 in the three months ended September 30, 2017 from $0.35 in the corresponding period in 2016. Consolidated net loss decreased to $100.7 million in the nine months ended September 30, 2017 from $109.0 million in the corresponding period in 2016. Consolidated net loss per common share decreased to $0.96 in the nine months ended September 30, 2017 from $1.05 in the corresponding period in 2016.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through September 30, 2017, we had received net proceeds of $1.4 billion from issuances of common and preferred stock and convertible debt. In addition, from our inception through September 30, 2017, we received $809.0 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, product sales, and government grants and contracts, of which $738.2 million had been recognized as revenues through September 30, 2017.
As of September 30, 2017, we had $196.8 million in cash, cash equivalents and investments. As of December 31, 2016, we had $346.5 million in cash, cash equivalents and investments. We used cash of $151.7 million in operations in the nine months ended September 30, 2017. This consisted primarily of the consolidated net loss for the period of $100.7 million, a net decrease in other operating liabilities net of assets of $54.6 million and the deferred tax benefit of $8.7 million, partially offset by non-cash charges of $7.2 million related to stock-based compensation expense, $2.5 million related to depreciation and amortization expense and $2.1 million related to the increase in fair value of the Symphony Icon purchase liability. Investing activities provided cash of $186.3 million in the nine months ended September 30, 2017, primarily due to net maturities of investments of $186.5 million. Financing activities provided cash of $2.1 million, primarily from issuance of common stock of $5.5 million, partially offset by cash used to repurchase common stock of $1.7 million and repay debt borrowings of $1.7 million.
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

Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  In April 2017, the mortgage was amended to extend the maturity date to April 2018, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. The mortgage had a principal balance outstanding of $14.7 million as of September 30, 2017. The entire principal balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of September 30, 2017 as there is a balloon payment due in April 2018.
In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease.
Our future capital requirements will be substantial and will depend on many factors, including the market acceptance and commercial success of XERMELO in the United States and the revenues we generate from that approved product; Sanofi’s success in obtaining necessary regulatory approvals of sotagliflozin in type 1 diabetes; the progress and scope of Sanofi’s development activities with respect to sotagliflozin in type 2 diabetes patients; the timing, progress and results of clinical trials of our other drug candidates; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to devote substantial capital resources to commercialize XERMELO; to support Sanofi’s efforts to seek regulatory approval in the United States for sotagliflozin in type 1 diabetes; to our clinical development efforts with respect to our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from sales of XERMELO, strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. From time to time, our board of directors may authorize us to repurchase shares of our common stock, repurchase, in cash or common stock, our outstanding Notes, or make a cash payment to holders of our Notes to induce a conversion of the notes pursuant to the terms of the Notes, in each case, in privately negotiated transactions, publicly announced programs or otherwise. If and when our board should determine to authorize any such action, it would be on terms and under market conditions that our board determines are in the best interest of us and our stockholders. Any such actions could deplete significant amounts of our cash resources and/or result in additional dilution to our stockholders.

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
We had approximately $196.8 million in cash and cash equivalents and short-term investments as of September 30, 2017. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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

During the nine months ended September 30, 2017, we implemented processes and internal controls to record net product revenue, cost of sales, and inventory as a result of the FDA approval and commercial launch of XERMELO. The implementation of these processes resulted in changes to internal control over financial reporting, which we believe were material. There were no other changes in our internal control over financial reporting during the nine months ended September 30, 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits

Exhibit No.		Description
*†10.1	—	Amendment No. 1 to Collaboration and License Agreement, dated July 1, 2017, with Sanofi-Aventis Deutschland GmbH
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	November 8, 2017	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	November 8, 2017	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
*†10.1	—	Amendment No. 1 to Collaboration and License Agreement, dated July 1, 2017, with Sanofi-Aventis Deutschland GmbH
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.