Form 10-K
period 2017-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2018-03-01
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (check one):  Large accelerated filer ☑   Accelerated filer  ☐ Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $715.3 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2017 of $16.45 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of February 26, 2018, 105,591,828 shares of common stock were outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2018 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

Item 1. Business

Overview

Lexicon Pharmaceuticals is a biopharmaceutical company focused on the development and commercialization of breakthrough treatments for human disease.  We are presently devoting most of our resources to the commercialization or development of our four most advanced drug programs:

•
We have obtained approval from the U.S. Food and Drug Administration, or FDA, to sell our first commercial product, XERMELO® (telotristat ethyl), an orally-delivered small molecule drug for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have commenced sales and marketing of XERMELO, and it is commercially available to patients in the United States. We have granted Ipsen Pharma SAS, or Ipsen, an exclusive, royalty-bearing right to commercialize XERMELO outside of the United States and Japan, and Ipsen has obtained approval from the European Commission to market XERMELO in the member states of the European Union, Norway and Iceland. Ipsen has commenced sales and marketing of XERMELO, and it is commercially available to patients in the United Kingdom, Germany and certain other European Union member states.

•
We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have reported positive top-line data from two pivotal Phase 3 clinical trials and a third Phase 3 clinical trial of sotagliflozin in type 1 diabetes patients. We have granted Sanofi-Aventis Deutschland GmbH, or Sanofi, an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin. We and Sanofi are presently preparing applications for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and the European Union, and Sanofi is presently conducting Phase 3 development of sotagliflozin in type 2 diabetes.

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

Drug Programs

We are presently devoting most of our resources to the commercialization or development of our four most advanced drug programs: XERMELO (telotristat ethyl) for carcinoid syndrome diarrhea, sotagliflozin for type 1 and type 2 diabetes, LX2761 for diabetes and LX9211 for neuropathic pain. We have also advanced a number of additional compounds into various stages of clinical and preclinical development.

XERMELO (telotristat ethyl)

We commercially launched XERMELO, an orally-delivered small molecule compound, following regulatory approval in the United States in February 2017 for the treatment of carcinoid syndrome diarrhea in combination with SSA therapy in adults inadequately controlled by SSA therapy. XERMELO was internally generated by our scientists and inhibits tryptophan hydroxylase, or TPH, the rate-limiting enzyme for serotonin production found primarily in enterochromaffin cells of the gastrointestinal tract. Carcinoid syndrome is characterized by frequent and debilitating diarrhea and can result when these cells become cancerous and metastisize to the liver or other organs, where they overproduce serotonin. The recommended dose of XERMELO is 250mg three times daily, and the full prescribing information for XERMELO includes certain warnings and precautions relating to constipation.

We have entered into a license and collaboration agreement under which we granted Ipsen an exclusive, royalty-bearing right and license to commercialize XERMELO outside of the United States and Japan. In September 2017, Ipsen received approval from the European Commission for the marketing of telotristat ethyl for the treatment of carcinoid syndrome diarrhea in combination with SSA therapy in adults inadequately controlled by SSA therapy in all member states of the European Union, Norway and Iceland. Ipsen has commenced sales and marketing of XERMELO, and it is now commercially available to patients in the United Kingdom, Germany and certain other European Union member states.

Our pivotal TELESTAR Phase 3 clinical trial assessed the safety and efficacy of XERMELO and served as the primary basis for the regulatory approval of XERMELO in the United States and the European Union. Data from the study showed that patients who added XERMELO to SSA therapy experienced a statistically significant reduction from baseline compared to placebo in the average number of daily bowel movements over the 12-week study period (p<0.001), meeting the study’s primary endpoint. Thirty three percent of patients who added XERMELO to SSA therapy at the approved 250mg dose experienced a reduction in overall bowel movements from baseline of at least two per day, as compared to four percent with placebo. The proportion of patients with treatment-emergent adverse events, serious adverse events and discontinuation due to adverse events were generally similar in all three treatment arms, with the tolerability profile of the approved 250mg dose appearing similar to placebo and somewhat better than the 500mg dose with respect to gastrointestinal discomfort and mood.

We are presently preparing to submit Investigational New Drug applications, or INDs, and commence clinical development of XERMELO in cholangiocarcinoma and neuroendocrine tumors as part of our life cycle management of the program.

Sotagliflozin

Sotagliflozin is an orally-delivered small molecule compound that we and Sanofi are developing for the treatment of type 1 and type 2 diabetes mellitus. Sotagliflozin was internally generated by our scientists and inhibits both sodium-glucose cotransporter type 2, or SGLT2, a transporter responsible for most of the glucose reabsorption performed by the kidney, and sodium-glucose cotransporter type 1, or SGLT1, a transporter responsible for glucose and galactose absorption in the gastrointestinal tract. Our scientists identified mice lacking SGLT1, SGLT2 or both as having potent anti-diabetic phenotypes across multiple measures of glucose control and metabolism, and found that compounds inhibiting both targets had a favorable preclinical profile relative to compounds selective for SGLT2.

We have entered into a collaboration and license agreement with Sanofi under which we granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right and license to develop, manufacture and commercialize sotagliflozin. Under the alliance, we are responsible for conducting all clinical development activities relating to type 1 diabetes and Sanofi is responsible for conducting all clinical development activities relating to type 2 diabetes.

Type 1 Diabetes.

We reported top-line primary efficacy endpoint data in September 2016 and additional data in May 2017 from our pivotal inTandem1 Phase 3 clinical trial evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 1 diabetes. The trial enrolled 793 patients with type 1 diabetes in the United States and Canada in a randomized, double-blind, placebo-controlled study of 200mg and 400mg once daily doses of sotagliflozin over a 24-week treatment period, followed by a 28-week extension. Insulin therapy was optimized in patients over a 6-week period prior to dosing. The primary efficacy endpoint under evaluation in the trial was the reduction of hemoglobin A1c, or A1C, versus placebo on optimized insulin treatment at 24 weeks, with secondary endpoints including percentage of patients achieving A1C levels of less than 7% without experiencing an event of severe hypoglycemia or diabetic ketoacidosis, or DKA, change in meal-time, or bolus, insulin use, body weight, fasting plasma glucose and patient-reported assessments. Data from the study showed that patients treated with sotagliflozin experienced statistically significant reductions in A1C from baseline of 0.43% for the 200mg dose (p<0.001) and 0.48% for the 400mg dose (p<0.001), as compared to a reduction of 0.07% on placebo after 24 weeks of treatment, meeting the study’s primary efficacy endpoint at both dose levels. The A1C benefit achieved with sotagliflozin was sustained with statistically significant results over the full 52-week duration of the study for both the 200mg and 400mg doses. Benefits in all secondary efficacy endpoints were observed in both the 200mg and 400mg dose arms compared to placebo, with statistically significant improvements in all secondary efficacy endpoints observed in the 400mg dose arm and in the percentage of patients achieving A1C levels of less than 7% without any severe hypoglycemia or DKA events and weight loss observed in the 200mg dose arm and statistically significant improvements in all secondary efficacy endpoints observed in the 400mg dose arm. Over the full 52-week treatment period, the incidences of treatment-emergent adverse events in the placebo, 200mg and 400mg dose arms were 80.6%, 81.7% and 79.8%, respectively; the incidences of serious adverse events were 7.5%, 10.3% and 11.1%, respectively; and the incidences of discontinuation due to adverse events were 4.1%, 4.9% and 6.5%, respectively. Potential cases of severe hypoglycemia and DKA were reviewed by a blinded adjudication panel, which determined whether such cases met pre-established diagnostic criteria. The number of patients with positively adjudicated severe hypoglycemic events during the full 52-week treatment period was 26 (9.7%), 17 (6.5%) and 17 (6.5%) in the placebo, 200mg and 400mg dose arms, respectively. The number of patients with positively adjudicated DKA events during the full 52-week treatment period was 1 (0.4%), 9 (3.4%) and 11 (4.2%) in the placebo, 200mg and 400mg dose arms, respectively.

We reported top-line primary efficacy endpoint data in December 2016 and additional data in August 2017 from our pivotal inTandem2 Phase 3 clinical trial evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 1 diabetes. The trial enrolled 782 patients with type 1 diabetes in Europe and Israel in a randomized, double-blind, placebo-controlled study of 200mg and 400mg once daily doses of sotagliflozin over a 24-week treatment period, followed by a 28-week extension. Insulin therapy was optimized in patients over a 6-week period prior to dosing. As with inTandem1, the primary efficacy endpoint under evaluation in the trial was the reduction of A1C versus placebo on optimized insulin treatment at 24 weeks, with secondary endpoints including percentage of patients achieving A1C levels of less than 7% without experiencing a severe hypoglycemia or DKA event, change in bolus insulin use, body weight, fasting plasma glucose and patient-reported assessments. Data from the study showed that patients treated with sotagliflozin experienced statistically significant reductions in A1C from baseline of 0.39% for the 200mg dose (p<0.001) and 0.37% for the 400mg dose (p<0.001), as compared to a reduction of 0.02% on placebo after 24 weeks of treatment, meeting the study’s primary efficacy endpoint at both dose levels. The A1C benefit achieved with sotagliflozin was sustained with statistically significant results over the full 52-week duration of the study for both the 200mg and 400mg doses. Statistically significant improvements in all secondary efficacy endpoints were observed in both the 200mg and 400mg dose arms compared to placebo. Over the full 52-week treatment period, the incidences of treatment-emergent adverse events in the placebo, 200mg and 400mg dose arms were 61.2%, 68.2% and 68.8%, respectively; the incidences of serious adverse events were 6.6%, 10.0% and 8.0%, respectively; and the incidences of discontinuation due to adverse events were 3.5%, 3.8% and 6.8%, respectively. Potential cases of severe hypoglycemia and DKA were reviewed by a blinded adjudication panel, which determined whether such cases met pre-established diagnostic criteria. The number of patients with positively adjudicated severe hypoglycemic events during the full 52-week treatment period was 13 (5.0%), 13 (5.0%) and 6 (2.3%) in the placebo, 200mg and 400mg dose arms, respectively. The number of patients with positively adjudicated DKA events during the full 52-week treatment period was 0 (0.0%), 6 (2.3%) and 9 (3.4%) in the placebo, 200mg and 400mg dose arms, respectively.

We reported pooled continuous glucose monitoring, or CGM, data in September 2017 from the inTandem1 and inTandem2 clinical trials. The percentage of time during the initial 24-week treatment period spent inside the target range for CGM glucose (70-180 mg/dL) increased from 52.2% to 57.8% in patients treated with 200mg of sotagliflozin and from 50.7% to 64.1% in patients treated with 400mg of sotagliflozin, with no relevant change observed in patients receiving placebo. The differences from placebo were clinically significant for both the 200mg and 400mg dose groups (p=0.026 and p<0.001, respectively). The increase in time spent in range by both sotagliflozin dose groups was a result of significantly reduced time spent above 180 mg/dL, while the time spent below 70 mg/dL was not increased. These results translate into an additional 1.41 hours and 3.02 hours that a patient would spend within the 70-180 mg/dL target range in a 24-hour period, for the 200mg and 400mg dose groups respectively.

We reported top-line data in June 2017 from our inTandem3 Phase 3 clinical trial evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 1 diabetes. The trial enrolled 1,405 patients with type 1 diabetes in the United States and Europe in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of sotagliflozin over a 24-week treatment period. Insulin therapy was not optimized in patients and eligibility criteria included any background insulin therapy. The primary efficacy endpoint under evaluation in the trial was the proportion of patients achieving A1C levels of less than 7% at 24 weeks without experiencing a severe hypoglycemic or DKA event, with secondary endpoints including the change from baseline in A1C, body weight, systolic blood pressure and bolus insulin use. Data from the study showed statistically significant superiority of sotagliflozin (28.6%) compared to placebo (15.2%) in the proportion of patients achieving A1C levels of less than 7% without experiencing a severe hypoglycemic or DKA event (p<0.001), meeting the study’s primary endpoint. Patients treated with sotagliflozin also experienced statistically significant improvements in all secondary efficacy endpoints compared to placebo. The incidences of treatment-emergent adverse events in the placebo and 400mg dose arms were 52.5% and 55.1%, respectively; the incidences of serious adverse events were 3.3% and 6.9%, respectively; and the incidences of discontinuation due to adverse events were 2.3% and 6.3%, respectively. Potential cases of severe hypoglycemia and DKA were reviewed by a blinded adjudication panel, which determined whether such cases met pre-established diagnostic criteria. The number of patients with positively adjudicated severe hypoglycemic events during the 24-week treatment period was 17 (2.4%) and 21 (3.0%) in the placebo and 400mg dose arms, respectively. The number of patients with positively adjudicated DKA events during the 24-week treatment period was 4 (0.6%) and 21 (3.0%) in the placebo and 400mg dose arms, respectively. Results from the inTandem3 trial were published in the New England Journal of Medicine in September 2017.

We and Sanofi are presently preparing for the submission of applications for regulatory approval to market sotagliflozin for the treatment of type 1 diabetes in the United States and the European Union.

Type 2 Diabetes.

Sanofi is presently conducting a comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes patients, including the following randomized, double-blind, placebo-controlled studies:

•	200mg and 400mg once daily doses of sotagliflozin as monotherapy in approximately 400 patients over a 26-week treatment period;

•	400mg once daily dose of sotagliflozin in approximately 500 patients on background metformin therapy over a 26-week treatment period, followed by a 52-week extension;

•	400mg once daily dose of sotagliflozin in approximately 500 patients added to sulfonylurea alone or in combination with metformin over a 26-week treatment period, followed by a 52-week extension;

•
200mg or 400mg once daily dose of sotagliflozin in approximately 10,500 patients with cardiovascular risk factors and moderately impaired renal function over a treatment period to be determined by cardiovascular outcome events, currently expected to be approximately four years;

•	200mg and 400mg once daily doses of sotagliflozin in approximately 780 patients with moderate renal impairment over a 52-week treatment period;

•	200mg and 400mg once daily doses of sotagliflozin in approximately 276 patients with severe renal impairment over a 52-week treatment period;

•
200mg and 400mg once daily doses of sotagliflozin in approximately 560 patients on background basal insulin alone or in addition to other oral antidiabetic drug therapies over an 18-week treatment period, followed by a 34-week extension;

•
200mg and 400mg once daily doses of sotagliflozin in approximately 700 patients on dipeptidyl peptidase-4, or DPP-4, inhibitors, with or without metformin, compared to 25mg dose of empagliflozin over a 26-week treatment period;

•	200mg and 400mg once daily doses of sotagliflozin in approximately 930 patients on background metformin therapy compared to 2-6mg dose of glimepiride over a 52-week treatment period; and

•
200mg and 400mg once daily doses of sotagliflozin in approximately 360 patients aged 55 years or older, with or without any stable anti-diabetes therapy, evaluating efficacy and bone safety over a 26-week treatment period, followed by a 78-week extension.

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

LX9211

LX9211 is an orally-delivered small molecule compound that we are developing for the treatment of neuropathic pain. LX9211 was jointly generated by our and Bristol-Myers Squibb’s scientists as part of our drug discovery alliance with Bristol-Myers Squibb and inhibits adaptor associated kinase 1, or AAK1, in the central nervous system. Our scientists identified mice lacking AAK1 as having increased resistance to induced neuropathic pain in preclinical models. We are presently conducting Phase 1 clinical development of LX9211.

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

Collaborations

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

Strategic Collaborations

Sanofi. We entered into a collaboration and license agreement with Sanofi in November 2015 under which we granted Sanofi an exclusive, worldwide, royalty-bearing right and license to develop, manufacture and commercialize sotagliflozin. In December 2016, Sanofi terminated its rights under the agreement with respect to Japan. We received a $300 million upfront payment under the agreement and we are eligible to receive up to $210 million upon the achievement of specified clinical development milestones, up to $220 million upon the achievement of specified regulatory milestones and up to $990 million upon the achievement of specified commercial milestones. We are also entitled to tiered, escalating royalties ranging from low double digit percentages to 40 percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions.

We are responsible for all clinical development activities relating to type 1 diabetes and have exercised an exclusive option to co-promote and have a significant role, in collaboration with Sanofi, in the commercialization of sotagliflozin for the treatment of type 1 diabetes in the United States. Under the terms of the exercised co-promotion option, we will fund 40 percent of the commercialization costs relating to such co-promotion activities. Sanofi is responsible for all clinical development and commercialization of sotagliflozin for the treatment of type 2 diabetes worldwide and is solely responsible for the commercialization of sotagliflozin for the treatment of type 1 diabetes outside the United States. We share in the funding of a portion of the planned type 2 diabetes development costs over the first three years of the collaboration, up to an aggregate of $100 million. Sanofi will book sales worldwide in all indications.

Ipsen. We entered into a license and collaboration agreement with Ipsen in October 2014 under which we granted Ipsen an exclusive, royalty-bearing right and license to commercialize telotristat ethyl outside of the United States, Canada and Japan. The collaboration was expanded in March 2015 to include Canada. We have received $24.5 million in upfront payments and $19.2 million in regulatory and commercial launch milestones under the agreement. In addition, we are eligible to receive up to an additional $13.1 million upon the achievement of additional specified regulatory and commercial launch milestones and up to €72 million upon the achievement of specified sales milestones. We are also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of telotristat ethyl in the licensed territory, subject to a credit for Ipsen’s payments to us for the manufacture and supply of such units of telotristat ethyl and customary royalty reduction provisions.

Bristol-Myers Squibb.  We established a drug discovery alliance with Bristol-Myers Squibb Company in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field.  Bristol-Myers Squibb extended the target discovery term of the alliance in May 2006.  We initiated the alliance with a number of neuroscience drug discovery programs at various stages of development and used our gene knockout technologies to identify additional drug targets with promise in the neuroscience field.  For those targets that were selected for the alliance, we and Bristol-Myers Squibb worked together, on an exclusive basis, to identify, characterize and carry out the preclinical development of small molecule drugs. Bristol-Myers Squibb has the first option to assume full responsibility for clinical development and commercialization of any drugs resulting from the alliance which enter clinical trials, other than LX9211 and additional compounds acting through AAK1. We received $86 million in upfront payments and research funding under the agreement during the target discovery portion of the alliance, which expired in October 2009.  In addition, we are entitled to receive clinical and regulatory milestone payments ranging, depending on the timing and extent of our efforts in the alliance, up to $76 million for each drug developed by Bristol-Myers Squibb under the alliance.  We will also earn royalties on sales of drugs commercialized by Bristol-Myers Squibb under the alliance.

We jointly developed LX9211 with Bristol-Myers Squibb as part of the alliance, and separately obtained from Bristol-Myers Squibb exclusive research, development and commercialization rights to LX9211 and additional compounds acting through AAK1. We have agreed to pay Bristol-Myers Squibb up to $34.5 million in clinical and regulatory milestones for the first indication and up to $16 million in clinical and regulatory milestones for each of the second and third indications, if applicable. We have also agreed to pay single digit royalties on worldwide net sales and up to $40 million in commercial milestones.

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

Manufacturing and Product Supply

We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of XERMELO or any of our drug candidates. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations, or CMOs, who, on our behalf, manufacture clinical and commercial supplies of XERMELO and clinical supplies of our drug candidates, and will continue to do so for the foreseeable future. Sanofi is responsible for the manufacture of all clinical and commercial supplies of sotagliflozin under the terms of our collaboration. We have selected well-established and reputable global CMOs for our active pharmaceutical ingredient, or API, and drug product manufacturing that have good regulatory standing, large manufacturing capacities, and multiple manufacturing sites within their business footprint. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our CMOs. Our quality department audits these suppliers on a periodic basis. Our commercial suppliers are subject to routine inspections by regulatory agencies. We work closely with our third-party manufacturers to ensure compliance with current good manufacturing practices, or cGMP, and other stringent regulatory requirements enforced by the FDA or foreign regulatory agencies in other territories, as applicable.

Raw materials that are used to manufacture our API are sourced from multiple third-party suppliers in Asia and Europe. Third-party API contract manufacturers in Asia and Europe stock sufficient quantities of these materials to ensure they can manufacture adequate API quantities per our requirements, for both clinical and commercial purposes. We store API at third-party facilities, and provide appropriate amounts to third-party drug product contract manufacturers in Asia and North America who then manufacture, package and label our specified quantities of finished goods for XERMELO and our drug candidates. We rely on sole source third-party drug product contract manufacturers in the United States to manufacture, package and label finished drug product for commercial distribution of XERMELO. We also rely on a single third-party logistics provider, with two distribution locations, to provide shipping and warehousing services for our commercial supply of XERMELO in the United States. Our third-party contract manufacturers also need to obtain materials such as excipients, components and reagents to manufacture our API and finished drug products.

Within our supply chain, we have established safety stock amounts for both our API and drug products, and store those quantities for XERMELO in multiple locations. The quantities that we store are based on our business needs and take into account scenarios for market and clinical demand, production lead times, potential supply interruptions and shelf life for our API and drug products. In parallel, for business continuity reasons, we are in the process of evaluating and expect to establish additional or backup suppliers for our API and drug product manufacturers in the near future. We believe that our current manufacturing network has the appropriate capacity to produce sufficient commercial quantities of XERMELO for both our and Ipsen’s commercialization efforts in support of the current approved indication of carcinoid syndrome diarrhea, as well as potential indications of cholangiocarcinoma and neuroendocrine tumors, if those indications prove to be successful and gain regulatory approval in the future.

Marketing, Sales and Distribution

We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our specialized sales team promotes XERMELO in the United States, concentrating their efforts on oncologists, oncology nurses and pharmacists. We have also built an internal medical affairs function with responsibility for responding to external inquiries regarding the appropriate use of XERMELO with regularly updated and well-substantiated scientific and medical information.  We have contracted with two independent specialty pharmacies to dispense XERMELO and provide specialty pharmacy services in fulfillment of prescriptions in the United States, allowing for efficient delivery of XERMELO by mail directly to patients. We rely on Ipsen for the commercialization and distribution of XERMELO in territories outside of the United States.

To help ensure that all eligible patients in the United States have appropriate access to XERMELO, we have established a comprehensive reimbursement and support program called LexCares. Through LexCares, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free drug to uninsured or under-insured patients who meet certain clinical and financial criteria. In addition, LexCares is designed to provide comprehensive reimbursement support services, such as prior authorization support, benefits investigation and, if needed, appeals support.

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

Our principal competition for XERMELO includes the use, above their maximum labeled dose, of the established SSA therapies octreotide and lanreotide, injectable products currently marketed by Novartis and Ipsen, respectively. In addition, we also expect that XERMELO will experience competition from lutetium Lu 177 dotatate, a radiopharmaceutical product currently marketed for the treatment of gastroenteropancreatic neuroendocrine tumors by Advanced Accelerator Applications (a subsidiary of Novartis).

If approved for the treatment of type 1 diabetes, we expect that our principal competition for sotagliflozin will include established insulin therapies, as well as selective SGLT2 inhibitors which may gain regulatory approval for the treatment of type 1 diabetes, such as dapagliflozin, empagliflozin and canagliflozin, currently marketed for the treatment of type 2 diabetes by AstraZeneca, Boehringer Ingelheim and Eli Lilly, and Janssen (a subsidiary of Johnson & Johnson), respectively. If approved for the treatment of type 2 diabetes, we expect that our principal competition for sotagliflozin will include such selective SGLT2 inhibitors, as well as DPP-4 inhibitors such as sitagliptin, currently marketed for the treatment of type 2 diabetes by Merck.

Government Regulation

The development, manufacture and sale of pharmaceutical products are subject to extensive regulation by United States and foreign governmental authorities, including federal, state and local authorities.  In the United States, new drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder, or the FDC Act.  The FDA and comparable governmental authorities regulate, among other things, research and development activities and the testing, manufacture, quality control, safety, efficacy, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, export and import of pharmaceutical products.

The standard process required by the FDA before a drug candidate may be marketed in the United States generally includes the following:

•	preclinical laboratory and animal tests performed under current good laboratory practices, or cGLP;

•	submission of an IND, which must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for its intended use;

•
submission of a New Drug Application, or NDA, for approval of commercial marketing and sale, or of an NDA supplement, or sNDA, for approval of a new indication if the product is already approved for another indication;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with cGMP and current good clinical practices, or cGCP;

•	if FDA convenes an advisory committee, satisfactory completion of the advisory committee review; and

•	FDA approval of the NDA or sNDA.

     This process for the testing and approval of drug candidates requires substantial time, effort and financial resources.  Preclinical development of a drug candidate can take from one to several years to complete, with no guarantee that an IND based on those studies will become effective to even permit clinical testing to begin.  Before commencing the first clinical trial of a drug candidate in the United States, we must submit an IND to the FDA.  The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial.  In such a case, we and the FDA must resolve any outstanding concerns before the clinical trial may begin.  Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, and the FDA must grant permission for each clinical trial to start and continue.  Further, an independent institutional review board for each medical center proposing to participate in the clinical trial must review and approve the plan for any clinical trial before it commences at that center.  Regulatory authorities or an institutional review board or we may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

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

After completion of clinical trials, FDA approval of an NDA must be obtained before a new drug may be marketed in the United States.  The submission of an NDA requires payment of a substantial user fee to the FDA. An NDA must contain, among other things, information on chemistry, manufacturing controls and potency and purity, non-clinical pharmacology and toxicology, human pharmacokinetics and bioavailability and clinical data.  There can be no assurance that the FDA will accept an NDA for filing and, even if accepted for filing, that approval will be granted.  The FDA may convene an advisory committee to provide clinical insight on NDA review questions. Although the FDA is not required to follow the recommendations of an advisory committee, the agency typically does so. Among other things, the FDA reviews an NDA to determine whether a product is safe and effective for its intended use and whether the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency.  The FDA may deny approval of an NDA by way of a Complete Response letter if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase 3 clinical trial.  Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.  An NDA may be approved with significant restrictions on its labeling, marketing and distribution under a Risk Evaluation and Mitigation Strategy or otherwise that could restrict the commercial applications of a product or impose costly procedures in connection with the commercialization or use of the product. Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market.  In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

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

Satisfaction of FDA requirements or similar requirements of state, local and foreign regulatory agencies typically takes many years, with the actual time required varying substantially based on, among other things, the nature, novelty and complexity of the drug candidate and of the disease or condition.  Government regulation may delay or prevent marketing of drug candidates or new diseases for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our product candidates on a timely basis, if at all. Success in earlier-stage clinical trials does not ensure success in later-stage clinical trials.  Targets and pathways identified in vitro may be determined to be less relevant in clinical studies and results in animal model studies may not be predictive of human clinical results. Furthermore, data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

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

Products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers.

The FDA closely regulates the marketing and promotion of drugs, including restricting the promotion of uses for which a drug is not approved by the agency.  Not only must a company have appropriate substantiation to support claims made about a drug, under the FDA’s current interpretation of relevant laws, a company can make only those claims relating to safety and efficacy that are for indications for which FDA has approved the drug and are otherwise consistent with the FDA-approved label for the drug.  Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may, in their independent medical judgment, prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use. Additionally, a significant number of pharmaceutical companies have been the target of inquiries and investigations by various United States federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for off-label uses and other sales practices. These investigations have alleged violations of various United States federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDC Act, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement.

The United States Orphan Drug Act is intended to incentivize the development of products for rare diseases or conditions that affect fewer than 200,000 people in the United States. If a drug is being developed for a rare disease or condition, to be eligible for designation as an orphan drug, the FDA must not have previously approved a drug considered the “same drug” for the same orphan indication. If the FDA has previously approved another same drug for the same indication, the sponsor of the subsequent drug would be required to provide a plausible hypotheses of clinical superiority over the previously approved drug to obtain an orphan designation. Upon FDA receipt of orphan drug designation, the sponsor is eligible for tax credits of up to 25% for qualified clinical trial expenses, the ability to apply for annual grant funding and waiver of PDUFA application fee. In addition, upon marketing approval, an orphan-designated drug could be eligible for seven years of market exclusivity for the approved orphan-designated indication. Such orphan drug exclusivity, if awarded, would only block the approval of any drug considered the same drug for the same orphan indication. Moreover, a subsequent same drug could break a previously approved drug’s orphan exclusivity through a demonstration of clinical superiority over the previously approved drug.

The FDA has various programs, including Fast Track, priority review and accelerated approval, which are intended to expedite or simplify the process for developing and reviewing promising drugs, or to provide for the approval of a drug on the basis of a surrogate endpoint. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, Fast Track is a process designed to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases or conditions and fill unmet medical needs. Priority review is designed to give drugs that treat serious conditions and offer major advances in treatment or provide a treatment where no adequate therapy exists an initial review within six months of NDA filing as compared to a standard review time of 10 months from NDA filing. Certain other types of drug applications are also eligible for priority review. Although Fast Track and priority review do not affect the standards for approval, the FDA will attempt to facilitate early and frequent meetings with a sponsor of a Fast Track-designated drug and expedite review of the application for a drug designated for priority review. Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition and that fills an unmet medical need based on a surrogate endpoint. As a condition of approval, the FDA may require that a sponsor of a product candidate receiving accelerated approval perform post-marketing clinical trials to confirm the clinically meaningful outcome as predicted by the surrogate marker trial. In addition to the Fast Track, accelerated approval and priority review programs, the FDA also designates Breakthrough Therapy status to drugs that are intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.

Additional programs intended to expedite the development of drug products were included in the 21st Century Cures Act, or the Cures Act. The Cures Act includes various provisions to accelerate the development and delivery of new treatments, such as those intended to expand the types of evidence manufacturers may bring to the FDA to support drug approval, to encourage patient-centered drug development, to liberalize the communication of healthcare economic information to payers, and to create greater transparency with regard to manufacturer expanded access programs. Central to the Cures Act are provisions that enhance and accelerate the FDA’s processes for reviewing and approving new drugs and supplements to approved NDAs, including provisions that:

•
require the FDA to establish a program to evaluate the potential use of real world evidence to help support the approval of a new indication for an approved drug and to help support or satisfy post-approval study requirements;

•	provide that the FDA may rely upon qualified data summaries to support the approval of a supplemental application with respect to a qualified indication for an already approved drug;

•
require the FDA to issue guidance for purposes of assisting sponsors in incorporating complex adaptive and other novel trial designs into proposed clinical protocols and applications for new drugs; and

•	require the FDA to establish a process for the qualification of drug development tools for use in supporting or obtaining FDA approval for or investigational use of a drug.
The Cures Act amends Section 114 of the Food and Drug Administration Modernization Act of 1997 to help clarify and facilitate the dissemination of healthcare economic information, including by broadening the definition of healthcare economic information, expressly extending the dissemination of healthcare economic information to payors, and clarifying that healthcare economic information must only relate to an FDA-approved indication rather than directly relate to the indication.

Regulation Outside of the United States

In addition to regulations in the United States, we are subject to the regulations of other countries governing clinical trials and the manufacturing, commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the United States before we can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications, or MAAs, either under a centralized or decentralized procedure. Under the centralized procedure, MAAs are submitted to the European Medicines Agency, or EMA, whose Committee for Medicinal Products for Human Use reviews the application and issues an opinion on it. The opinion is considered by the European Commission which is responsible for deciding applications. If the application is approved, the European Commission grants a single marketing authorization that is valid for all European Union member states as well as Iceland, Liechtenstein and Norway, or the EEA. The national authorization procedures, the decentralized and mutual recognition procedures, as well as national applications, are available for products for which the centralized procedure is not compulsory. The mutual recognition procedure provides for the European Union member states selected by the applicant to mutually recognize a national marketing authorization that has already been granted by the competent authority of another member state, referred to as the Reference Member State, or RMS. The decentralized procedure is used when the product in question has yet to be granted a marketing authorization in any member state. Under this procedure the applicant can select the member state that will act as the RMS. In both the mutual recognition and decentralized procedures, the RMS reviews the application and submits its assessment of the application to the member states where marketing authorizations are being sought, referred to as Concerned Member States or CMS. Within 90 days of receiving the application and assessment report, each CMS must decide whether to recognize the RMS assessment. If a member state does not agree with the assessment, and the disputed points cannot be resolved the matter is eventually referred to the European Commission, whose decision is binding on all member states. If the application is successful national marketing authorizations will be granted by the competent authorities in each of the member states chosen by the applicant.

Conditional marketing authorizations may be granted for a limited number of medicinal products for human use referenced in European Union law applicable to conditional marketing authorizations where the clinical dataset is not comprehensive, if the risk-benefit balance of the product is positive, it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, unmet medical needs will be fulfilled and the benefit to public health of the immediate availability on the market of the medicinal product outweighs the risk inherent in the fact that additional data are still required. Specific obligations, such as the completion of ongoing or new studies and obligations relating to the collection of pharmacovigilance data, may be amongst the conditions stipulated in the marketing authorization.

As in the United States, we may apply for designation of a product as an Orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. In the European Union, orphan designation is available for products in development which are either intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in the European Union, or intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the community and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product. Additionally, the sponsor of an application for orphan drug designation must establish that there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition or even if such treatment exists, the product will be of significant benefit to those affected by that condition.

Orphan drugs in the European Union enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. The period of market exclusivity may be reduced to six years if at the end of the fifth year it is established that the criteria for orphan designation are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Healthcare Regulation

Federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, also apply to our business. If we fail to comply with those laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected. The laws that may affect our ability to operate include, but are not limited to: the federal Anti-Kickback Statute, which prohibits. among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs; and federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent. Additionally, we are subject to state law equivalents of each of the above federal laws, which may be broader in scope and apply regardless of whether the payer is a federal healthcare program, and many of which differ from each other in significant ways and may not have the same effect, further complicate compliance efforts.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information, are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology and Clinical Health Act, or HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity, including healthcare providers, in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive and Swiss Federal Act on Data Protection, regulate the processing of personal data within the European Union and between countries in the European Union and countries outside of the European Union, including the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

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

Patents and Proprietary Rights

We are able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own or exclusively license patents and/or patent applications throughout the world that claim our approved drug, XERMELO, and our drug candidates, including:

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

Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Lonnel Coats	53	President and Chief Executive Officer and Director
Pablo Lapuerta, M.D.	54	Executive Vice President and Chief Medical Officer
Alan J. Main, Ph.D.	64	Executive Vice President, Commercial Supply Operations
Alexander A. Santini	59	Executive Vice President and Chief Commercial Officer
Praveen Tyle, Ph.D.	57	Executive Vice President, Research and Development
Jeffrey L. Wade	53	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer
James F. Tessmer	58	Vice President, Finance and Accounting

Lonnel Coats has been our president and chief executive officer and a director since July 2014. Mr. Coats previously served in a series of executive leadership positions at Eisai Inc. and Eisai Corporation of North America, where he worked for 18 years before joining our company, most recently as chief executive officer from 2010 to 2014 and president and chief operating officer from 2004 to 2010. Prior to joining Eisai, Mr. Coats spent eight years with Janssen Pharmaceuticals, Inc., a division of Johnson & Johnson, where he held a variety of management and sales positions. Mr. Coats serves as a director of Blueprint Medicines Corporation and holds a B.S. from Oakland University.
Pablo Lapuerta, M.D. has been our executive vice president and chief medical officer since February 2015 and previously served in a series of medical and clinical leadership positions since joining our company in 2011. Dr. Lapuerta was formerly vice president at Bristol-Myers Squibb Company with responsibility for global development of an Alzheimer’s disease drug candidate, and prior to that served as senior vice president, clinical strategy and chief medical officer of Cogentus Pharmaceuticals, Inc. and in a variety of clinical development leadership roles at Bristol-Myers Squibb, where he worked for 11 years before joining Cogentus. He holds a B.A. in biology from Harvard College and an M.D. from Harvard Medical School.

Alan J. Main, Ph.D. has been our executive vice president, commercial supply operations since May 2017 and previously served in a series of manufacturing and scientific leadership positions since joining our company in 2001.  Dr. Main was president and chief executive officer of Coelacanth Corporation, a leader in using proprietary chemistry technologies to rapidly discover new chemical entities for drug development, until our acquisition of Coelacanth in 2001.  Dr. Main was formerly senior vice president, U.S. Research at Novartis Pharmaceuticals Corporation, where he worked for 20 years before joining Coelacanth.  Dr. Main holds a B.S. from the University of Aberdeen, Scotland and a Ph.D. in organic chemistry from the University of Liverpool, England and completed postdoctoral studies at the Woodward Research Institute.

Alexander A. Santini has been our executive vice president and chief commercial officer since November 2016 and previously served in a series of commercial leadership positions since joining our company in April 2015. Mr. Santini was formerly vice president of market access and an executive member at Bayer Healthcare Pharmaceuticals, where he had executive responsibility for market access, pricing, trade and channel management and payer account management, and prior to that served in a variety of commercial leadership roles of increasing responsibility during eight years of service at Bayer and 22 years of service at Berlex Laboratories. Mr. Santini served as a non-commissioned officer in the United States Air Force, where he completed the Radiologic Technology Program at the United States Air Force School of Health Care Science and an AAS in business marketing from Westchester Community College.

Praveen Tyle, Ph.D. has been our executive vice president of research and development since May 2016. Dr. Tyle was previously a member of the executive management team at Osmotica Pharmaceutical Corp., serving as president and chief executive officer from January 2013 through April 2016 and prior to that as executive vice president and chief scientific officer. Prior to his service at Osmotica, Dr. Tyle held a series of scientific leadership positions within the pharmaceutical industry, including executive vice president and chief science officer for the United States Pharmacopeia, senior vice president and global head of research and development and business development and licensing at Novartis OTC, corporate senior vice president of global research and development and chief scientific officer at Bausch & Lomb Incorporated and vice president and global head of pharmaceutical sciences at Pharmacia Corporation. Dr. Tyle serves as director of Eyegate Pharmaceuticals, Inc. and Orient Europharma Ltd. Dr. Tyle received his B.Pharm. from the Indian Institute of Technology, Banaras Hindu University and his Ph.D. in pharmaceutics and pharmaceutical chemistry from the Ohio State University.

Jeffrey L. Wade has been our executive vice president, corporate and administrative affairs and chief financial officer since February 2015 and previously served in a series of finance and legal leadership positions since joining our company in 1999.  Mr. Wade was previously a corporate securities and finance attorney for ten years with the law firm of Andrews & Kurth L.L.P., where he represented companies in the biotechnology, information technology and energy industries.  Mr. Wade is a member of the board of directors of the Texas Healthcare and Bioscience Institute.  He received his B.A. and J.D. from the University of Texas.

James F. Tessmer has been our vice president, finance and accounting since November 2007 and previously served in a series of finance and accounting leadership positions since joining our company in 2001.  Mr. Tessmer was previously assistant controller for Mariner Health Network, Inc. and prior to that served in a variety of financial and accounting management positions for HWC Distribution Corp. and American General Corporation.  Mr. Tessmer is a certified public accountant and received his B.B.A. from the University of Wisconsin – Milwaukee and his M.B.A. from the University of Houston.

Employees

As of February 26, 2018, we employed 174 persons, of whom 33 hold M.D. or Ph.D. degrees and another 41 hold other advanced degrees.  All of our employees are located in the United States. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

Research and Development Expenses

In 2017, 2016 and 2015, respectively, we incurred expenses of $156.8 million, $178.2 million and $95.2 million in company-sponsored as well as collaborative research and development activities, including $4.9 million, $3.9 million and $3.7 million of stock-based compensation expense in 2017, 2016 and 2015, respectively.

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

Risks Related to Our Business and Industry
We depend heavily on the commercial success of XERMELO. If we do not achieve commercial success with XERMELO, our business will suffer and our stock price will likely decline.
We expect that a significant portion of our total revenues for the next several years will be attributable to sales of XERMELO in the United States, but we cannot be certain that XERMELO will be commercially successful. Our future sales of XERMELO will depend on numerous factors, including:

•	the number of patients with carcinoid syndrome diarrhea who are inadequately controlled by SSA therapy, as well as the number of newly diagnosed carcinoid syndrome diarrhea patients;

•	competition from SSA therapies, radiopharmaceutical products and any additional products for the treatment of carcinoid syndrome diarrhea that may be approved by the FDA in the future;

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
We depend heavily on our and Sanofi’s ability to obtain regulatory approval in the United States and the European Union for sotagliflozin in type 1 diabetes. If we and Sanofi fail to obtain such regulatory approval or fail to successfully commercialize sotagliflozin for type 1 diabetes upon regulatory approval, our business will suffer and our stock price will likely decline.
We and Sanofi are presently preparing for the submission of applications for regulatory approval to market sotagliflozin for the treatment of type 1 diabetes in the United States and the European Union. We cannot offer any assurances or predict with any certainty that the FDA and/or EMA will accept such applications for filing or grant marketing approval for sotagliflozin, in either case on the expected timelines. Furthermore, regulatory approvals for sotagliflozin, even if obtained, may limit the type of patients in which sotagliflozin may be used or otherwise require specific warning or labeling language, each of which may reduce the commercial potential of sotagliflozin. Even if approved, we and Sanofi might not be successful in commercializing sotagliflozin for type 1 diabetes. Should we and Sanofi fail to obtain regulatory approval for sotagliflozin in type 1 diabetes or fail to successfully commercialize sotagliflozin upon such regulatory approval, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.

Clinical testing of our drug candidates in humans is an inherently risky and time-consuming process that may fail to demonstrate safety and efficacy, which could result in the delay, limitation or prevention of regulatory approval.
In order to obtain regulatory approvals for the commercial sale of any products that we or our collaborators may develop in addition to XERMELO, we or our collaborators are required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates.  We or our collaborators may not be able to obtain authority from the FDA, or other equivalent foreign regulatory agencies to initiate or complete any clinical trials.  In addition, we have limited internal resources for making regulatory filings and interacting with regulatory authorities.
Clinical trials are inherently risky and the results from nonclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials.  In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger-scale, advanced stage clinical trials.  A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving positive results in earlier trials.  Although Phase 2 proof-of-concept clinical trials of sotagliflozin in type 2 diabetes patients were positive, we cannot assure you that the Phase 3 clinical development program for sotagliflozin being conducted by Sanofi in type 2 diabetes patients will yield positive results. Negative or inconclusive results from a nonclinical study or a clinical trial could cause us, our collaborators or the FDA or other equivalent foreign regulatory agencies to terminate a nonclinical study or clinical trial or require that we or our collaborators repeat or modify it.  Furthermore, we, one of our collaborators or a regulatory agency with jurisdiction over the trials may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.
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

Our drug candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.  Failure to obtain regulatory approval for any drug candidate would prevent us from commercializing that drug candidate.  Other than XERMELO, we and our collaborators have not received regulatory approval to market any of our drug candidates in any jurisdiction.  The process of obtaining regulatory approvals is expensive, and often takes many years, if approval is obtained at all, and can vary substantially based upon the type, complexity and novelty of the drug candidates involved.  Before a new drug application can be filed with the FDA, the drug candidate must undergo extensive clinical trials, which can take many years and may require substantial expenditures.  Any clinical trial may fail to produce results satisfactory to the FDA.  For example, the FDA could determine that the design of a clinical trial is inadequate to produce reliable results.  Furthermore, prior to approving a new drug, the FDA typically requires that the efficacy of the drug be demonstrated in two double-blind, controlled studies. The regulatory process also requires nonclinical testing, and data obtained from nonclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval.  In addition, delays or rejections may be encountered based upon changes in regulatory policy for product approval during the period of product development and regulatory agency review.  Changes in regulatory approval policy, regulations or statutes or the process for regulatory review during the development or approval periods of our drug candidates may cause delays in the approval or rejection of an application. Even if the FDA or a comparable authority in another country approves a drug candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials.  These agencies also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

The commercial success of XERMELO and any other products that we or our collaborators may develop will depend upon the degree of market acceptance among physicians, patients, health care payers and the medical community.

Our ability to commercialize XERMELO and our or our collaborators’ ability to commercialize any other products that we or they may develop will be highly dependent upon the extent to which XERMELO and such other products gain market acceptance among physicians, patients, health care payers, such as commercial health insurers, Medicare and Medicaid, and the medical community.  If XERMELO and such other products do not achieve an adequate level of acceptance, we may not generate adequate product revenues and we may not become profitable.  The degree of market acceptance of XERMELO and such other products will depend upon a number of factors, including:

•	the effectiveness, or perceived effectiveness, of our products in comparison to competing products;

•	the existence of any significant side effects, as well as their severity in comparison to any competing products;

•	potential advantages or disadvantages in relation to alternative treatments;

•	current and future indications for which our products may be approved;

•	the ability to offer our products for sale at competitive prices;

•	relative convenience and ease of administration;

•	the strength of marketing and distribution support; and

•	sufficient third-party coverage or reimbursement.

If we are unable to implement and maintain an effective and specialized sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize XERMELO or any other products that we or our collaborators may develop.
In order to successfully commercialize XERMELO, we have built a marketing organization and a specialized sales force for XERMELO and established distribution capabilities in the United States. However, we had no prior experience in building and maintaining such a commercialization infrastructure. Factors that may hinder our efforts to effectively manage and maintain such infrastructure for XERMELO or establish, manage and maintain such infrastructure for other products that we or our collaborators may develop include:

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

We may not be able to manufacture XERMELO and any other products that we or our collaborators may develop in commercial quantities, which would impair our ability to commercialize such products.

Other than XERMELO, our drug candidates have been manufactured in relatively small quantities for nonclinical and clinical trials.  If any of these drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we or our collaborators will need to manufacture them in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any of such drug candidates in a timely or economic manner, or at all.  Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve.  If we or our collaborators are unable to successfully increase the manufacturing capacity for a drug candidate, the regulatory approval or commercial launch of that drug candidate may be delayed or there may be a shortage in supply.  Our drug candidates require precise, high-quality manufacturing.  The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

We and our collaborators are subject to extensive and rigorous ongoing regulation relating to XERMELO and any other products that we or our collaborators may develop.

We are subject to extensive and rigorous ongoing domestic and foreign government regulation of, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of XERMELO and any other products which receive regulatory approvals from the FDA or foreign regulatory authorities.  The failure to comply with these requirements or the identification of safety problems during commercial marketing could lead to the need for product marketing restrictions, product withdrawal or recall or other voluntary or regulatory action, which could delay further marketing until the product is brought into compliance.  The failure to comply with these requirements may also subject us or our collaborators to stringent penalties.

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

In addition, certain marketing practices, including off-label promotion, may also violate certain federal and state health regulatory fraud and abuse laws as well as false claims laws, including the civil False Claims Act. Suits filed under the civil False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The filing of qui tam actions has caused a number of pharmaceutical, medical device and other healthcare companies to defend a civil False Claims Act action. When an entity is determined to have violated the civil False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we, or our officers or employees, may be subject to penalties, including administrative civil and criminal penalties, damages, fines, withdrawal of regulatory approval, the curtailment or restructuring of our operations, the exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to sell our products or operate our business and also adversely affect our financial results. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who may be expected to prescribe our products and from whom we may obtain patient health information are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive and Swiss Federal Act on Data Protection, regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with safe harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may negatively affect our revenues and prospects for profitability.

A primary trend in the United States and some foreign countries is toward reform and cost containment in the health care industry.  The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals that may have the effect of reducing the prices that we are able to charge for XERMELO and other products we or our collaborators may develop. Healthcare reform measures which may be adopted in the future in the United States and foreign jurisdictions may result in more rigorous coverage criteria and significant downward pressure on the prices drug manufacturers may charge. As a result, our revenues and prospects for profitability could be significantly harmed.

As a result of the overall trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may use tiered reimbursement and may adversely affect demand for XERMELO and other products we or our collaborators may develop by placing them in an expensive tier. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse for newly approved drugs, which in turn will put pressure on the pricing of drugs. Further, we do not have experience in ensuring approval by applicable third-party payers outside of the United States for coverage and reimbursement of pharmaceutical products. We also anticipate pricing pressures in connection with the sale of XERMELO and other products we or our collaborators may develop due to the increasing influence of health maintenance organizations and additional legislative proposals.

Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing our revenue or harming our business or reputation.

Many companies in our industry have received a governmental request for documents and information relating to drug pricing and patient support programs. We may become subject to similar requests, which would require us to incur significant expense and result in distraction for our management team. Additionally, to the extent there are findings, or even allegations, of improper conduct on the part of our company, such findings could further harm our business, reputation and/or prospects. It is possible that such inquiries could result in negative publicity or other negative actions that could harm our reputation, changes in our product pricing and distribution strategies, reduced demand for our approved products and/or reduced reimbursement of approved products, including by federal health care programs such as Medicare and Medicaid and state health care programs.

Our competitors may develop products that impair the value of XERMELO or any other products that we or our collaborators may develop.

The pharmaceutical and biotechnology industries are highly diversified and are characterized by rapid technological change.  We and our collaborators face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our or our collaborators’ ability to commercialize our drug candidates.  XERMELO and any other products that we or our collaborators develop will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop products that would render XERMELO and any other products that we or our collaborators develop obsolete and noncompetitive.  For example, dapagliflozin, empagliflozin and canagliflozin are currently being marketed by AstraZeneca, Boehringer Ingelheim and Eli Lilly, and Janssen (a subsidiary of Johnson & Johnson), respectively, for the treatment of type 2 diabetes. Each of those products act through SGLT2, one of the targets of sotagliflozin.  In addition, there may be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates.

 Risks Related to Our Capital Requirements and Financial Results
We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our commercialization efforts or product development programs.  If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.
As of December 31, 2017, we had $310.8 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from product revenues, collaborations and other sources will enable us to fund our currently planned operations for at least the next 12 months. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate. Our currently planned operations for the next twelve months include the continued commercialization of XERMELO in the United States; preparations with Sanofi for the submission of regulatory applications to market sotagliflozin for type 1 diabetes in the United States and the European Union; preparations for the commercial launch of sotagliflozin for type 1 diabetes in the United States, if approved; the initiation of clinical development of XERMELO for cholangiocarcinoma and neuroendocrine tumors; the continued clinical development of LX2761 for diabetes; and the continued clinical development of LX9211 for neuropathic pain.
Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:

•	the success of our sales, marketing, distribution and other commercialization activities for XERMELO in the United States and the revenues we generate from that approved product;

•	the success of Ipsen’s sales, marketing, distribution and other commercialization activities for XERMELO outside of the United States and Japan;

•	our and Sanofi’s ability to obtain regulatory approval for the marketing and sale of sotagliflozin for type 1 diabetes;

•
if approved, our and Sanofi’s ability to successfully commercialize sotagliflozin for type 1 diabetes in the United States and Sanofi’s ability to successfully commercialize sotagliflozin for type 1 diabetes outside of the United States and Japan;

•	the progress and scope of Sanofi’s development activities with respect to sotagliflozin in type 2 diabetes patients;

•	the timing, progress and results of our clinical trials of XERMELO, LX2761 and LX9211;

•	the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities and any future collaboration agreements;

•	the amount and timing of our research, development and commercialization expenditures;

•	future results from clinical trials of our other drug candidates;

•	the cost and timing of regulatory approvals and commercialization of additional drug candidates that we successfully develop;

•	the market acceptance and commercial success of additional products that we successfully develop and commercially launch;

•	the effect of competing programs and products, and of technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost and timing of establishing or contracting for commercialization capabilities of any other approved drug candidate.
Our capital requirements have and will continue to be substantial as we market XERMELO in the United States, prepare for the submission of regulatory applications to market sotagliflozin for type 1 diabetes in the United States and the European Union, prepare for the commercial launch of sotagliflozin for type 1 diabetes in the United States, continue to share in the funding of the type 2 diabetes development costs for sotagliflozin; initiate clinical trials of XERMELO for cholangiocarcinoma and neuroendocrine tumors, continue to conduct early stage clinical trials of LX2761 and LX9211 and advance new drug candidates into clinical development.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary products and technologies.  For all of these reasons, our future capital requirements cannot easily be quantified.

If our capital resources are insufficient to meet future capital requirements, we will need to raise additional funds to continue our currently planned operations.  Our ability to raise additional capital is dependent on a number of factors, including the market demand for our securities, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. If we raise additional capital by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock.  The affirmative and restrictive covenants and the pledge of substantially all of our assets as collateral under our existing term loan with BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP, or the BioPharma Term Loan, restrict our ability to raise additional capital by issuing debt securities. We cannot be certain that additional financing, whether debt or equity, will be available in amounts or on terms acceptable to us, if at all.  We may be unable to raise sufficient additional capital on reasonable terms, and if so, we will be forced to delay, reduce or eliminate our clinical development programs or commercialization efforts or obtain funds, if at all, by entering into financing agreements on unattractive terms.

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred net losses since our inception, including net losses of $129.1 million for the year ended December 31, 2017, $141.4 million for the year ended December 31, 2016 and $4.7 million for the year ended December 31, 2015.  As of December 31, 2017, we had an accumulated deficit of $1.4 billion.  Because of the numerous risks and uncertainties associated with successfully developing and commercializing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the amount of our expenses. We expect to continue to incur significant expenses over the next several years as we expect to make significant investments in the commercialization of XERMELO in the United States, the commercialization of sotagliflozin for type 1 diabetes in the United States, if approved, and the ongoing clinical development of XERMELO, sotagliflozin and our other drug candidates.

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

We expect to spend significant amounts to fund our commercialization activities with respect to XERMELO in the United States, our preparations for the commercial launch of sotagliflozin for type 1 diabetes in the United States and our nonclinical and clinical development activities, including the conduct of ongoing and planned clinical trials for XERMELO, sotagliflozin, LX2761 and LX9211. As a result, we will need to generate substantial additional revenues to achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

Our operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts;

•	our and Sanofi’s ability to obtain regulatory approval for the marketing and sale of sotagliflozin for type 1 diabetes;

•	the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities;

•	the success of our ongoing preclinical and clinical development efforts;

•	the timing and amount of expenses incurred with respect to our preclinical and clinical development and commercialization efforts;

•	our success in establishing new collaborations and technology licenses, and the timing of such arrangements;

•	the success rate of our development efforts leading to opportunities for new collaborations and licenses, as well as milestone payments and royalties;

•	the timing and willingness of our collaborators to commercialize pharmaceutical products that would result in milestone payments and royalties;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products and technologies;

•	general and industry-specific economic conditions, which may affect our and our collaborators’ research and development expenditures.

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

We have incurred $245.7 million of indebtedness. Although the affirmative and restrictive covenants and the pledge of substantially all of our assets as collateral under the BioPharma Term Loan restrict our ability to obtain additional debt financing, we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and marketable securities and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under our existing debt instruments could result in an event of default under those instruments. In the event of an acceleration of amounts due under our debt instruments as a result of an event of default, including upon the occurrence of an event that would reasonably be expected to have a material adverse effect on our business, operations, properties, assets or condition or a failure to pay any amount due, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness.

If we do not effectively manage our affirmative and restrictive covenants under the BioPharma Term Loan, our financial condition and results of operations could be adversely affected. In addition, we may not achieve the amount of XERMELO net sales required for us to access the second tranche available under the BioPharma Term Loan.
Our obligations under the BioPharma Term Loan are secured by a first lien security interest in substantially all of our assets. In addition, the BioPharma Term Loan requires that we comply with certain affirmative and restrictive covenants, including among other things, covenants restricting dispositions, fundamental changes in our business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of these covenants could result in a default under the BioPharma Term Loan, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders could enforce the security interest granted to them to secure that debt, which would seriously harm our business.

Moreover, the second $50.0 million tranche is only available for draw by March 2019 if XERMELO net sales are greater than $25 million in the preceding quarter. We may be unable to achieve such amount of XERMELO net sales, in which case our liquidity could be negatively affected.

Risks Related to Our Relationships with Third Parties

We are significantly dependent upon our collaborations with Ipsen, Sanofi and other pharmaceutical and biotechnology companies.  If pharmaceutical products are not successfully and timely developed and commercialized under our collaborations, our opportunities to generate revenues from milestones and royalties will be greatly reduced.

We have entered into collaboration agreements with Ipsen for the commercialization of XERMELO outside of the United States and Japan and with Sanofi for the worldwide (excluding Japan) development and commercialization of sotagliflozin. We have also established collaborative arrangements with other pharmaceutical and biotechnology companies with respect to the research, development and commercialization of drug candidates from other programs. We have derived a substantial majority of our revenues to date from these strategic collaborations and other research and development collaborations and technology licenses. Future revenues from our existing collaborations depend upon the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations.  If our relationship terminates with any of our collaborators, particularly Ipsen and Sanofi, our reputation in the business and scientific community may suffer and revenues will be negatively impacted to the extent such losses are not offset by additional collaboration agreements.  If milestones are not achieved under our collaborations or our collaborators are unable to successfully develop and commercialize products from which milestones and royalties are payable, we will not earn the revenues contemplated by those collaborations.

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

We require our own commercial supply of XERMELO for sale in the United States, and are required under our collaboration agreement to supply Ipsen’s commercial requirements of XERMELO in the European Union and other territories outside of the United States and Japan once approved in such jurisdictions. We currently rely, and expect to continue to rely, on sole source third-party manufacturers to produce final drug product and package and label XERMELO. While we have identified and expect to qualify and engage back-up third-party manufacturers as additional or alternative suppliers for the production of final drug product and packaging and labeling of XERMELO, we currently do not have such arrangements in place. Moreover, some of these alternative manufacturers will need to be approved by the FDA before we can use them for manufacturing XERMELO. It is also possible that supplies of materials that cannot be second-sourced can be managed with inventory planning. There can be no assurance, however, that failure of any of our sole source third-party manufacturers to meet our and Ipsen’s commercial demands for XERMELO in a timely manner, or our failure to engage qualified additional or back-up suppliers for the production of final drug product and packaging and labeling of XERMELO, would not have a material adverse effect on commercialization of XERMELO and our business.

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
Our success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our products and technologies.  The patent positions of biotechnology and pharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions.  We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our products and technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We will continue to apply for patents covering our products and technologies as, where and when we deem appropriate. However, pending patent applications do not provide protection against competitors because they are not enforceable until they issue as patents.  Further, the disclosures contained in our current and future patent applications may not be sufficient to meet statutory requirements for patentability and our applications may fail to result in issued patents.  Once issued, patents still may not provide commercially meaningful protection.  Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from developing competing products and technologies.  Furthermore, others may independently develop similar or alternative products or technologies or design around our patents.  If anyone infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult, costly and time-consuming and, as a result, it may not be cost-effective or otherwise expedient to pursue litigation to enforce those patent rights.
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
In addition, because patent applications can take many years to issue, third parties may have pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our products and drug candidates.   If any such patents are issued to other entities, we will be unable to obtain patent protection for the same or similar discoveries that we make relating to our products and drug candidates.  Moreover, we may be blocked from using our drug targets or drug candidates or developing or commercializing our products and other drug candidates, or may be required to obtain a license that may not be available on reasonable terms, if at all.  Further, others may discover uses for our drug targets and drug candidates other than those covered in our issued or pending patents, and these other uses may be separately patentable.  Even if we have a patent claim on a particular technology or product, the holder of a patent covering the use of that technology or product could exclude us from selling a product that is based on the same use of that product.
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
We may deem it advisable to pursue litigation against others to enforce our patents and intellectual property rights and may be the subject of litigation brought by third parties to enforce their patent and intellectual property rights.  In addition, we may become involved in litigation based on intellectual property indemnification undertakings that we have given to certain of our collaborators.  Patent litigation is expensive and requires substantial amounts of management attention.  The eventual outcome of any such litigation is uncertain and involves substantial risks.
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

Risks Related to Employees and Facilities Operations

If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.

We have experienced and expect to continue to experience growth in the number of our employees and in the scope of our operations. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We expect that we may need to increase our medical, clinical, commercial and other personnel, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified personnel when advisable, our business, financial condition, results of operations and prospects may be adversely affected.

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to operate and expand our operations.

We are highly dependent upon the principal members of our management, as well as medical, clinical and commercial staff, the loss of whose services might adversely impact the achievement of our objectives.  Retaining and, where advisable, recruiting qualified medical, clinical and commercial personnel will be critical to support activities related to successfully executing on our commercial plan for XERMELO and advancing our nonclinical and clinical development programs for sotagliflozin and our other drug programs.  Competition is intense for experienced medical, clinical and commercial personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

Facility security breaches may disrupt our operations, subject us to liability and harm our operating results.

Any break-in or trespass of our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our equipment and assets could subject us to liability and have a material adverse impact on our business, operating results and financial condition.

Our facilities are located near coastal zones, and the occurrence of a hurricane or other disaster could damage our facilities and equipment, which could harm our operations.

Our facilities are located in The Woodlands, Texas and Basking Ridge, New Jersey, and therefore our facilities are vulnerable to damage from hurricanes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events and any insurance we may maintain may not be adequate to cover our losses. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or potentially completely, impaired.

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

We may be held liable if XERMELO or any other product that we or our collaborators develop or commercialize, or any product that is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale.  Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our products and product candidates, injury to our reputation, withdrawal of patients from our clinical trials, product recall, substantial monetary awards to third parties and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials and commercial activities. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business.

Risks Related to Our Common Stock

Invus, L.P., Invus C.V. and their affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

Invus, L.P. and Invus C.V., which we collectively refer to as Invus, and their affiliates currently own approximately 59.3% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not be aligned with the interests of other holders of our common stock.

Invus has additional rights under our stockholders’ agreement with Invus, L.P. relating to the membership of our board of directors, which provides Invus with substantial influence over significant corporate matters.

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

The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following, many of which we cannot control:

•	the commercial success of XERMELO and the revenues we generate from sales of XERMELO;

•	adverse results or delays in our or our collaborators’ clinical trials;

•	the timing and achievement of milestones under our collaboration agreements;

•
the announcement of FDA approval or non-approval, or delays in the FDA review process, of our or our collaborators’ drug candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators’ or our competitors’ clinical trials;

•	actions taken by regulatory agencies with respect to XERMELO, sotagliflozin and our other drug candidates;

•	the announcement of new products by our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our relationships with our collaborators, including conflicts, litigation or the termination or modification of our agreements;

•	the announcement of an in-licensed drug candidate or strategic acquisition;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	the satisfaction of outstanding debt obligations or entry into new financing arrangements;

•	developments in the biotechnology or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	FDA or international regulatory actions;

•	third-party coverage and reimbursement policies;

•	disposition of any of our drug programs or other technologies; and

•	other factors, including general market, economic and political conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
These factors may materially adversely affect the market price of our common stock. In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have historically experienced significant volatility that has often been unrelated or disproportionate to the operating performance of particular companies. For example, negative publicity regarding drug pricing and price increases by pharmaceutical companies has negatively impacted, and may continue to negatively impact, the markets for biotechnology and pharmaceutical stocks. Likewise, the broader financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These broad market fluctuations have adversely affected and may in the future adversely affect the trading price of our common stock. Excessive volatility may continue for an extended period of time.

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

Conversion of our 5.25% Convertible Senior Notes due 2021 may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

The conversion of some or all of our 5.25% Convertible Senior Notes due 2021 will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business.  If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline.  If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

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

In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017 and again in April 2017 to extend the maturity date to April 2018, in each case with the mortgage loan’s monthly payment amount and fixed interest rate remaining unchanged. The mortgage had a principal balance outstanding of $14.1 million as of December 31, 2017. The entire principal balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of December 31, 2017 as there is a balloon payment due in April 2018. We intend to refinance the mortgage prior to the balloon payment becoming due.

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

	High	Low
2016
First Quarter	$13.45	$7.65
Second Quarter	$15.17	$11.52
Third Quarter	$19.62	$13.73
Fourth Quarter	$19.50	$13.71
2017
First Quarter	$17.48	$13.41
Second Quarter	$18.00	$13.48
Third Quarter	$17.29	$11.80
Fourth Quarter	$12.38	$8.07

As of February 26, 2018, there were approximately 224 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2012 and ending December 31, 2017. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2012, and that all dividends were reinvested.

	December 31,
	2012	2013	2014	2015	2016	2017
Lexicon Pharmaceuticals, Inc.	100	81	41	86	89	64
Nasdaq Composite Index	100	138	157	166	178	229
Nasdaq Biotechnology Index	100	166	222	247	194	235
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

Item 6. Selected Financial Data

The statements of comprehensive loss data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K.  The statements of comprehensive loss data for the years ended December 31, 2014 and 2013, and the balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statements of Comprehensive Loss Data:		(in thousands, except per share data)
Revenues	$90,335	$83,337	$130,014	$22,854	$2,222
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	1,899	—	—	—	—
Research and development, including stock-based compensation of $4,905 in 2017, $3,938 in 2016, $3,693 in 2015, $4,020 in 2014 and $4,376 in 2013	156,813	178,151	95,187	89,279	89,682
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	2,101	(703)	5,927	1,428	(2,210)
Selling, general and administrative, including stock-based compensation of $4,567 in 2017, $3,514 in 2016, $3,150 in 2015, $3,061 in 2014 and $3,045 in 2013	66,203	43,044	23,835	19,411	17,121
Impairment loss on buildings	—	—	3,597	13,102	—
Total operating expenses	227,016	220,492	128,546	123,220	104,593
Income (loss) from operations	(136,681)	(137,155)	1,468	(100,366)	(102,371)
Interest and other income (expense), net	(5,030)	(4,274)	(6,150)	2	(1,755)
Consolidated net loss before taxes	(141,711)	(141,429)	(4,682)	(100,364)	(104,126)
Income tax benefit	12,661	—	—	70	—
Consolidated net loss	$(129,050)	$(141,429)	$(4,682)	$(100,294)	$(104,126)
Consolidated net loss per common share, basic and diluted	$(1.23)	$(1.36)	$(0.05)	$(1.31)	$(1.42)
Shares used in computing consolidated net loss per common share, basic and diluted	105,237	103,863	103,591	76,347	73,302

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:		(in thousands)
Cash, cash equivalents and short-term investments, including restricted cash and investments	$310,788	$346,504	$521,352	$339,339	$129,128
Working capital	197,868	193,231	409,443	324,018	115,260
Total assets	436,539	475,625	651,960	471,376	274,160
Long-term debt, net of current portion	231,576	85,167	100,960	87,500	20,167
Accumulated deficit	(1,381,404)	(1,250,363)	(1,108,934)	(1,104,252)	(1,003,958)
Lexicon Pharmaceuticals, Inc. stockholders’ equity	52,102	157,401	285,850	284,018	170,163

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

Overview

We are a biopharmaceutical company focused on the development and commercialization of breakthrough treatments for human disease.  We are presently devoting most of our resources to the commercialization or development of our four most advanced drug programs:

•
We have obtained approval from the FDA to sell our first commercial product, XERMELO (telotristat ethyl), an orally-delivered small molecule drug for the treatment of carcinoid syndrome diarrhea in combination with SSA therapy in adults inadequately controlled by SSA therapy. We have commenced sales and marketing of XERMELO, and it is now commercially available to patients in the United States. We have granted Ipsen an exclusive, royalty-bearing right to commercialize XERMELO outside of the United States and Japan, and Ipsen has obtained approval from the European Commission to market XERMELO in the member states of the European Union, Norway and Iceland. Ipsen has commenced sales and marketing of XERMELO, and it is commercially available to patients in the United Kingdom, Germany and certain other European Union member states.

•
We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have reported positive top-line data from two pivotal Phase 3 clinical trials and a third Phase 3 clinical trial of sotagliflozin in type 1 diabetes patients. We have granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin. We and Sanofi are presently preparing applications for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and the European Union, and Sanofi is presently conducting Phase 3 development of sotagliflozin in type 2 diabetes.

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

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts; our and Sanofi’s ability to obtain regulatory approval for the marketing and sale of sotagliflozin for type 1 diabetes; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the success of our ongoing preclinical and clinical development efforts and ability to obtain necessary regulatory approvals; our success in establishing new collaborations and licenses; the timing and willingness of such new collaborators to commercialize products that would result in milestone payments and royalties and their success in such efforts; and general and industry-specific economic conditions which may affect research and development expenditures.

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

Since our inception, we have incurred significant losses and, as of December 31, 2017, we had an accumulated deficit of $1.4 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Product Revenues

Product revenues consist of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues are recognized once we meet all four revenue recognition criteria described above. In March 2017, we began shipping XERMELO to our customers in the United States. We recognize revenue for product sales of XERMELO at the time product is received by our specialty pharmacy customers, net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States. Product shipping and handling costs are included in cost of sales.

Customer Credits: Our specialty pharmacy customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect that the specialty pharmacies will earn prompt payment discounts. As a result, we deduct the full amount of those discounts from total product sales when revenues are recognized. Service fees are also deducted from product sales as they are earned.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g. Medicaid) benefit providers.

Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based on third party market research data and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known unpaid rebates from the prior quarter. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy. Contracted customers, which currently consist primarily of Public Health Service institutions, non-profit clinics, and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacies, in turn, charge back us the difference between the price initially paid by the specialty pharmacies and the discounted price paid to the specialty pharmacies by the customer. The allowance for chargebacks is based on known sales to contracted customers.

Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Collaborative Agreements

Revenues under collaborative agreements include both license revenue and contract research revenue. Activities under collaborative agreements are evaluated to determine if they represent a multiple element revenue agreement. We identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. We account for those components as separate units of accounting if the following two criteria are met:

•	The delivered item or items have value to the customer on a stand-alone basis; and

•	If there is a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and within our control.

Factors considered in this determination include, among other things, whether any other vendors sell the items separately and if the licensee could use the delivered item for its intended purpose without the receipt of the remaining deliverables. If multiple deliverables included in an arrangement are separable into different units of accounting, we allocate the arrangement consideration to those units of accounting. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. Arrangement consideration is allocated at the inception of the arrangement to the identified units of accounting based on their relative estimated selling price. Revenue is recognized for each unit of accounting when the appropriate revenue recognition criteria are met.

Future milestone payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. A milestone is substantive if:

•	The consideration payable to us is commensurate with our performance necessary to achieve the milestone or the increase in value to the collaboration resulting from our performance;

•	The milestone relates solely to our past performance; and

•	The milestone is reasonable relative to all of the other deliverables and payments within the arrangement.

Commercial milestones will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met. Subscription and license fees are recognized as other revenue upon the grant of the technology license when performance is complete and there is no continuing involvement. Royalty revenues are recognized as earned in accordance with the contract terms at the time the royalty amount is fixed and determinable based on information received from the sublicensees and at the time collectibility is reasonably assured.

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

We are presently devoting most of our resources to the commercialization or development of our four most advanced drug programs:

•	XERMELO, an orally-delivered small molecule drug approved by the FDA for the treatment of carcinoid syndrome diarrhea in combination with SSA therapy in adults inadequately controlled by SSA therapy;

•	Sotagliflozin, an orally-delivered small molecule drug candidate that we are developing as a treatment for type 1 and type 2 diabetes;

•	LX2761, an orally-delivered small molecule drug candidate, that we are developing as a treatment for diabetes; and

•	LX9211, an orally-delivered small molecule drug candidate, that we are developing as a treatment for neuropathic pain.
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

We expect research and development costs to remain substantial in the future as we continue to fund our share of type 2 diabetes development expenses for sotagliflozin and our clinical trials of XERMELO, LX2761 and LX9211 and advance new drug candidates into clinical development.  Due to the variability in the length of time necessary for drug development, the uncertainties related to the cost of these activities and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our potential drug candidates to market are not available.

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

Stock-based Compensation Expense

We recognize compensation expense in our statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  We had stock-based compensation expense of $9.5 million for the year ended December 31, 2017, or $0.09 per share.  As of December 31, 2017, stock-based compensation cost for all outstanding unvested options and restricted stock units was $18.6 million, which is expected to be recognized over a weighted-average vesting period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  For purposes of determining the fair value of stock options, we segregate our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in our stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2017, 2016 and 2015, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2017:
Employees	61%	1.7%	4	0%
Officers and non-employee directors	70%	2.2%	8	0%
December 31, 2016:
Employees	63%	1.1%	4	0%
Officers and non-employee directors	83%	1.6%	8	0%
December 31, 2015:
Employees	64%	1.2%	4	0%
Officers and non-employee directors	81%	1.8%	8	0%

Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the assets carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. During 2015, we determined that our buildings were impaired and therefore recorded an impairment loss of $3.6 million, which was recorded in impairment loss on buildings in the accompanying consolidated statements of comprehensive loss. There were no significant impairments of long-lived assets in 2017 or 2016.

Indefinite-lived intangible assets, composed primarily of in-process research and development, or IPR&D, projects acquired in business combinations which have not reached technological feasibility, are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimating future cash flows of an IPR&D product candidate for purposes of an impairment analysis requires us to make significant estimates and assumptions regarding the amount and timing of costs to complete the project and the amount, timing and probability of achieving revenues from the completed product similar to how the acquisition date fair value of the project was determined.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2017, 2016 and 2015.

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

Results of Operations – Comparison of Years Ended December 31, 2017, 2016 and 2015

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2017	2016	2015
Total revenues	$90.3	$83.3	$130.0
Dollar increase (decrease)	$7.0	$(46.7)
Percentage increase (decrease)	8%	(36)%

Years Ended December 31, 2017 and 2016

•
Net product revenues – Net product revenue was $15.9 million in 2017, representing revenues recognized from the sale of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.

•
Collaborative agreements – Revenue from collaborative agreements decreased 11% in 2017 to $74.3 million, primarily due to a decrease in revenues recognized from the collaboration and license agreement with Sanofi, partially offset by increases in milestone revenues recognized in 2017 from the license and collaboration agreement with Ipsen. Revenues under the Sanofi agreement in 2017 and 2016 were primarily attributable to the development activities we performed relating to type 1 diabetes, together with funding of our share of type 2 diabetes development expenses.

•	Royalties and other revenue – Revenues from royalties and other revenue increased 15% in 2017 to $0.2 million.

Years Ended December 31, 2016 and 2015

•
Collaborative agreements – Revenue from collaborative agreements decreased 36% in 2016 to $83.2 million, primarily due to a decrease in revenues recognized from the collaboration and license agreement with Sanofi. Revenues under the Sanofi agreement in 2016 were primarily attributable to the development activities we performed relating to type 1 diabetes, together with funding of our share of type 2 diabetes development expenses. Revenues under the Sanofi agreement in 2015 were primarily attributable to the license portion of the upfront payment made by Sanofi in connection with the agreement.

•	Royalties and other revenue – Revenues from royalties and other revenue decreased 46% in 2016 to $0.2 million.

In 2017, Sanofi and Ipsen represented 64% and 18% of revenues, respectively. In 2016, Sanofi and Ipsen represented 90% and 9% of revenues, respectively. In 2015, Ipsen represented 98% of revenues.

Cost of Sales

Cost of sales for 2017 was $1.9 million. We began capitalizing inventory in 2017 following FDA approval of XERMELO, as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval were recorded as research and development expenses in the consolidated statements of comprehensive loss. Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialized inventory is expected to be sold over approximately the next two years. As a result, cost of sales will reflect a lower average per unit cost of materials. Cost of sales in 2017 includes $1.5 million of amortization of intangible assets related to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2017	2016	2015
Total research and development expense	$156.8	$178.2	$95.2
Dollar increase (decrease)	$(21.3)	$83.0
Percentage increase (decrease)	(12)%	87%

Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs and stock-based compensation.

Years Ended December 31, 2017 and 2016

•
Third-party and other services – Third-party and other services decreased 17% in 2017 to $121.0 million, primarily due to decreases in our external clinical development costs relating to sotagliflozin. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs increased 18% in 2017 to $22.2 million, primarily due to increases in personnel. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Stock-based compensation – Stock-based compensation expense increased 25% in 2017 to $4.9 million.

•	Facilities and equipment – Facilities and equipment costs decreased 11% in 2017 to $3.0 million.

•	Other – Other costs increased 3% in 2017 to $5.8 million.

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

•	Stock-based compensation – Stock-based compensation expense increased 7% in 2016 to $3.9 million.

•	Facilities and equipment – Facilities and equipment costs increased 7% in 2016 to $3.3 million.

•	Other – Other costs increased 52% in 2016 to $5.6 million, primarily due to increases in travel and sponsorships.

Increase (Decrease) in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability increased by $2.1 million in the year ended December 31, 2017, decreased by $0.7 million in the year ended December 31, 2016, and increased by $5.9 million for the year ended December 31, 2015, respectively (see Note 10, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2017	2016	2015
Total selling, general and administrative expense	$66.2	$43.0	$23.8
Dollar increase	$23.2	$19.2
Percentage increase	54%	81%

Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of XERMELO and our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

Years Ended December 31, 2017 and 2016

•
Personnel – Personnel costs increased 86% in 2017 to $30.1 million, primarily due to increases in personnel, including increases in sales and marketing personnel, in connection with commercialization of XERMELO. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional and consulting fees – Professional and consulting fees increased 13% in 2017 to $20.8 million, primarily due to increases in legal and patent fees, as well as marketing and consulting costs in connection with commercialization of XERMELO.

•	Stock-based compensation – Stock-based compensation expense increased 30% in 2017 to $4.6 million, primarily due to awards granted to sales and marketing personnel.

•	Facilities and equipment – Facilities and equipment costs increased 28% in 2017 to $2.0 million.

•	Other – Other costs increased 161% in 2017 to $8.7 million, primarily due to increases in travel and contributions to charitable foundations.

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

Impairment Loss on Buildings

In 2015, we recognized an impairment loss on our buildings of $3.6 million for the year ended December 31, 2015, as a result of writing down the buildings to the estimated net selling price.

Interest Expense and Interest and Other Income (Expense), Net

Interest Expense.  Interest expense increased 6% in 2017 to $7.0 million from $6.6 million in 2016, due to a new loan agreement completed in December 2017. Interest expense decreased 2% in 2016 from $6.7 million in 2015.

Interest and Other Income (Expense), Net.  Interest and other income, net was $2.0 million, $2.3 million, and $0.6 million in the years ended December 31, 2017, 2016, and 2015, respectively.

Income Tax Benefit
The income tax benefit for the year ended December 31, 2017 was $12.7 million (see Note 7, Income Taxes of the Notes to Consolidated Financial Statements, for more information). There was no income tax expense or benefit in 2016 or 2015.
Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated net loss decreased to $129.1 million in 2017 from $141.4 million in 2016 and $4.7 million in 2015.  Net loss per common share was $1.23 in 2017, $1.36 in 2016, and $0.05 in 2015.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we received under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through December 31, 2017, we had received net proceeds of $1.4 billion from issuances of common and preferred stock and convertible debt.  In December 2017, we received $145.9 million in net proceeds from the first tranche of a loan agreement with BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP, as discussed below. In addition, from our inception through December 31, 2017, we received $828.7 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, sales of compound libraries and reagents, product sales, and government grants and contracts, of which $771.3 million had been recognized as revenues through December 31, 2017.

As of December 31, 2017, we had $310.8 million in cash, cash equivalents and short-term investments.  As of December 31, 2016, we had $346.5 million in cash, cash equivalents and short-term investments.  We used cash of $185.4 million in operations in 2017. This consisted primarily of the consolidated net loss for the year of $129.1 million and a net decrease in other operating liabilities net of assets of $59.3 million and the deferred tax benefit of $12.7 million, partially offset by non-cash charges of $9.5 million related to stock-based compensation expense, $3.4 million related to depreciation and amortization expense and $2.1 million related to the increase in fair value of the Symphony Icon purchase liability.  Investing activities provided cash of $50.5 million in 2017, primarily due to net maturities of investments of $50.8 million.  Financing activities provided cash of $149.9 million, primarily due to net proceeds of $145.9 million from a new loan agreement completed in December 2017 and $8.0 million from issuance of common stock, partially offset by repayment of debt borrowings of $2.3 million and repurchases of common stock of $1.7 million.

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
In July 2010, we entered into an amended and restated purchase option agreement with Symphony Icon and Holdings and simultaneously exercised our purchase option. Pursuant to the amended terms of the purchase option, we paid Holdings $10 million in July 2010 and issued 1,891,074 shares of common stock to designees of Holdings in July 2012 in satisfaction of an additional $35 million base payment obligation. We also agreed to make up to $45 million in additional contingent payments upon the occurrence of certain specified events. In December 2014, we paid $5.8 million in cash and issued 666,111 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to our license and collaboration agreement with Ipsen. In April 2015, we paid $0.75 million in cash to Holdings in satisfaction of our contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015. In September 2016, we paid $3.2 million in cash to Holdings in satisfaction of our contingent payment obligation as a result of receiving a milestone payment from Ipsen in August 2016 (see Note 15, Collaboration and License Agreements, of the Notes to Consolidated Financial Statements, for more information).
In September 2016, we entered into an amendment to the amended and restated purchase option agreement pursuant to which we agreed to pay Holdings $21.0 million upon our receipt of regulatory approval in the United States for the marketing and sale of XERMELO, such buyout amount to be in lieu of any remaining payments due to Holdings under the amended and restated purchase option agreement. In March 2017, we paid $10.5 million in cash and issued 659,905 shares of common stock to designees of Holdings in satisfaction of our remaining contingent payment obligation as a result of receiving regulatory approval in the United States for the marketing and sale of XERMELO.

Loan Agreement. In December 2017, we entered into a loan agreement that provides up to $200.0 million in borrowing capacity available in two tranches, each maturing in December 2022 and bearing interest at 9.0% per year. The first $150.0 million tranche was funded in December 2017 and we plan to use the net proceeds of $145.9 million to fund working capital and other general corporate purposes. The second $50.0 million tranche is available for draw at our discretion by March 2019 if net sales of XERMELO are greater than $25 million in the preceding quarter.
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

Under the terms of our award, we are responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016. We will receive credits against those job obligations based on funding received by TIGM and certain related parties from sources other than the State of Texas.  We will also receive credits against those job obligations for any surplus jobs we create. Subject to these credits, the State may require us to repay $2,415 for each job we fall short beginning in 2013.  Our maximum aggregate exposure for such payments, if we fail to create any new jobs, is approximately $14.2 million, without giving effect to any credits to which we may be entitled.

Facilities.  In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. In April 2017, the mortgage was amended to extend the maturity date to April 2018, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. The mortgage had a principal balance outstanding of $14.1 million as of December 31, 2017. The entire principal balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of December 31, 2017 as there is a balloon payment due in April 2018. We intend to refinance the mortgage prior to the balloon payment becoming due.

In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease.

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2017:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Debt	$251.6	$14.1	$—	$237.5	$—
Interest payment obligations	86.3	18.7	36.6	31.0	—
Operating leases	3.2	0.7	1.2	1.3	—
Total	$341.1	$33.5	$37.8	$269.8	$—

Our future capital requirements will be substantial and will depend on many factors, including the success of our sales, marketing, distribution and other commercialization activities for XERMELO in the United States and the revenues we generate from that approved product; the success of Ipsen’s sales, marketing, distribution and other commercialization activities for XERMELO outside of the United States and Japan; our and Sanofi’s ability to obtain regulatory approval for the marketing and sale of sotagliflozin for type 1 diabetes; if approved, our and Sanofi’s ability to successfully commercialize sotagliflozin for type 1 diabetes in the United States and Sanofi’s ability to successfully commercialize sotagliflozin for type 1 diabetes outside of the United States and Japan; the progress and scope of Sanofi’s development activities with respect to sotagliflozin in type 2 diabetes patients; the timing, progress and results of clinical trials of XERMELO, LX2761 and LX9211; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to devote substantial capital resources to commercialize XERMELO; to seek regulatory approval and prepare for commercialization in the United States for sotagliflozin in type 1 diabetes; to our clinical development efforts with respect to XERMELO, LX2761 and LX9211; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

We had approximately $310.8 million in cash and cash equivalents and short-term investments as of December 31, 2017, which included $145.9 million in net proceeds from Tranche A borrowings.  We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on such assessment using those criteria, management believes that, as of December 31, 2017, our internal control over financial reporting is effective.

Our independent auditors have also audited our internal control over financial reporting as of December 31, 2017 as stated in the audit report which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2017 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2017. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2017.

Item 14.   Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2017.

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

Exhibit No.		Description
4.8	—	Form of 5.25% Convertible Senior Notes due 2021 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 26, 2014 and incorporated by reference herein).
10.1	—	Offer Letter, dated July 1, 2014, with Lonnel Coats (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 7, 2014 and incorporated by reference herein).
10.2	—
Offer Letter, dated March 10, 2011, with Pablo Lapuerta, M.D. (filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 and incorporated by reference herein).

10.3	—
Offer Letter, dated March 23, 2016, with Praveen Tyle, Ph.D. (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 and incorporated by reference herein).

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

10.8	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
10.9	—	2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
10.10	—	2017 Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
*10.11	—	Form of Stock Option Agreement with Officers under the 2017 Equity Incentive Plan.
*10.12	—	Form of Restricted Stock Unit Agreement with Officers under the 2017 Equity Incentive Plan.
*10.13	—	Form of Notice of Stock Option Grant to Directors under the 2017 Non-Employee Directors’ Equity Incentive Plan.
†10.14	—
Collaboration and License Agreement, dated November 5, 2015, with Sanofi (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2015 and incorporated by reference herein).

†10.15	—
Amendment No. 1, dated July 1, 2017, to Collaboration and License Agreement, dated November 5, 2015, with Sanofi (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017 and incorporated by reference herein).

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

†10.23	—
Commercial Supply Agreement, dated June 6, 2016, with Catalent CTS, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2017 and incorporated by reference herein).

10.24	—
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

†*10.26	—	Loan and Security Agreement, dated April 21, 2004, between Lex-Gen Woodlands, L.P. and iStar Financial Inc., as amended.
†10.27	—
Loan Agreement, dated December 4, 2017, with BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 4, 2017 and incorporated by reference herein).

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

Lexicon Pharmaceuticals, Inc.
Date:	March 1, 2018	By:	/s/ LONNEL COATS
Lonnel Coats
President and Chief Executive Officer

Date:	March 1, 2018	By:	/s/ JEFFREY L. WADE
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

Signature	Title	Date

/s/ LONNEL COATS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Lonnel Coats

/s/ JEFFREY L. WADE	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer (Principal Financial Officer)	March 1, 2018
Jeffrey L. Wade

/s/ JAMES F. TESSMER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 1, 2018
James F. Tessmer

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 1, 2018
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 1, 2018
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 1, 2018
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 1, 2018
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 1, 2018
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 1, 2018
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 1, 2018
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 1, 2018
Judith L. Swain, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis of Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Houston, Texas
March 1, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lexicon Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Houston, Texas
March 1, 2018

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$61,661	$46,600
Short-term investments	249,127	299,904
Accounts receivable, net of allowances of $4	4,825	7,492
Inventory	1,948	—
Prepaid expenses and other current assets	4,434	3,878
Total current assets	321,995	357,874
Property and equipment, net of accumulated depreciation and amortization of $58,623 and $59,875, respectively	17,687	19,390
Goodwill	44,543	44,543
Other intangible assets	51,885	53,357
Other assets	429	461
Total assets	$436,539	$475,625
Liabilities and Equity
Current liabilities:
Accounts payable	$57,652	$52,877
Accrued liabilities	12,282	32,114
Current portion of deferred revenue	40,099	63,372
Current portion of long-term debt, net of deferred financing costs	14,094	16,280
Total current liabilities	124,127	164,643
Deferred revenue, net of current portion	22,428	48,934
Long-term debt, net of deferred financing costs	231,576	85,167
Deferred tax liabilities	6,014	18,675
Other long-term liabilities	292	805
Total liabilities	384,437	318,224
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 105,711 and 104,582 shares issued, respectively	106	105
Additional paid-in capital	1,435,526	1,411,222
Accumulated deficit	(1,381,404)	(1,250,363)
Accumulated other comprehensive loss	(222)	(195)
Treasury stock, at cost, 122 and 306 shares, respectively	(1,904)	(3,368)
Total equity	52,102	157,401
Total liabilities and equity	$436,539	$475,625

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net product revenue	$15,890	$—	$—
Collaborative agreements	74,267	83,182	129,728
Royalties and other revenue	178	155	286
Total revenues	90,335	83,337	130,014
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	1,899	—	—
Research and development, including stock-based compensation of $4,905, $3,938 and $3,693, respectively	156,813	178,151	95,187
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	2,101	(703)	5,927
Selling, general and administrative, including stock-based compensation of $4,567, $3,514 and $3,150, respectively	66,203	43,044	23,835
Impairment loss on buildings	—	—	3,597
Total operating expenses	227,016	220,492	128,546
Income (loss) from operations	(136,681)	(137,155)	1,468
Interest expense	(6,984)	(6,567)	(6,722)
Interest and other income, net	1,954	2,293	572
Consolidated net loss before taxes	(141,711)	(141,429)	(4,682)
Income tax benefit	12,661	—	—
Consolidated net loss	$(129,050)	$(141,429)	$(4,682)
Consolidated net loss per common share, basic and diluted	$(1.23)	$(1.36)	$(0.05)
Shares used in computing consolidated net loss per common share, basic and diluted	105,237	103,863	103,591

Other comprehensive loss:
Unrealized gain (loss) on investments	(27)	24	(156)
Comprehensive loss	$(129,077)	$(141,405)	$(4,838)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Stock	Total
Balance at December 31, 2014	103,663	$104	$1,390,619	$(1,104,252)	$(63)	$(2,390)	$284,018
Stock-based compensation	—	—	6,843	—	—	—	6,843
Issuance of common stock under Equity Incentive Plans	197	—	114	—	—	—	114
Repurchase of common stock	—	—	—	—	—	(357)	(357)
Consolidated net loss	—	—	—	(4,682)	—	—	(4,682)
Unrealized loss on investments	—	—	—	—	(156)	—	(156)
Other	—	—	70	—	—	—	70
Balance at December 31, 2015	103,860	104	1,397,646	(1,108,934)	(219)	(2,747)	285,850
Stock-based compensation	—	—	7,452	—	—	—	7,452
Issuance of common stock under Equity Incentive Plans	722	1	6,124	—	—	—	6,125
Repurchase of common stock	—	—	—	—	—	(621)	(621)
Consolidated net loss	—	—	—	(141,429)	—	—	(141,429)
Unrealized gain on investments	—	—	—	—	24	—	24
Balance at December 31, 2016	104,582	105	1,411,222	(1,250,363)	(195)	(3,368)	157,401
Cumulative effect of change in accounting principle	—	—	1,991	(1,991)	—	—	—
Stock-based compensation	—	—	9,472	—	—	—	9,472
Issuance of common stock to designees of Symphony Icon Holdings LLC	660	—	10,499	—	—	—	10,499
Issuance of common stock under Equity Incentive Plans	469	1	5,485	—	—	—	5,486
Issuance of treasury stock	—	—	(3,143)	—	—	3,143	—
Repurchase of common stock	—	—	—	—	—	(1,679)	(1,679)
Consolidated net loss	—	—	—	(129,050)	—	—	(129,050)
Unrealized loss on investments	—	—	—	—	(27)	—	(27)
Balance at December 31, 2017	105,711	$106	$1,435,526	$(1,381,404)	$(222)	$(1,904)	$52,102

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Consolidated net loss	$(129,050)	$(141,429)	$(4,682)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,399	2,056	727
Impairment of assets	—	—	3,597
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	2,101	(703)	5,927
Stock-based compensation	9,472	7,452	6,843
(Gain) loss on disposal of property and equipment	3	16	(47)
Amortization of debt issuance costs	599	527	520
Deferred tax benefit	(12,661)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	166	(4,080)	124
Increase in inventory	(1,948)	—	—
(Increase) decrease in prepaid expenses and other current assets	(557)	6,259	(5,373)
(Increase) decrease in other assets	33	(32)	(416)
Increase (decrease) in accounts payable and other liabilities	(7,172)	27,650	6,203
Increase (decrease) in deferred revenue	(49,779)	(73,344)	171,353
Net cash provided by (used in) operating activities	(185,394)	(175,628)	184,776
Cash flows from investing activities:
Purchases of property and equipment	(228)	(231)	(910)
Proceeds from disposal of property and equipment	—	—	335
Purchases of investments	(267,873)	(425,673)	(326,446)
Maturities of investments	318,623	444,156	210,000
Net cash provided by (used in) investing activities	50,522	18,252	(117,021)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	7,987	3,624	114
Repurchase of common stock	(1,679)	(621)	(357)
Proceeds from debt borrowings, net of fees	145,905	—	—
Repayment of debt borrowings	(2,280)	(2,016)	(1,859)
Other financing activities	—	—	70
Net cash provided by (used in) financing activities	149,933	987	(2,032)
Net increase (decrease) in cash and cash equivalents	15,061	(156,389)	65,723
Cash and cash equivalents at beginning of year	46,600	202,989	137,266
Cash and cash equivalents at end of year	$61,661	$46,600	$202,989

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,870	$6,050	$6,270

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of Symphony Icon payment obligation	$10,499	$—	$—
Unrealized gain(loss) on investments	$(27)	$24	$(156)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

1. Organization and Operations

Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to discover the functions and pharmaceutical utility of genes and use those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease.

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, contract and milestone payments to it under strategic collaborations and other research and development collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts and financing under debt and lease arrangements. The Company’s future success is dependent upon many factors, including, but not limited to, its ability to successfully commercialize XERMELO (telotristat ethyl) and any other products which gain regulatory approval, develop and obtain regulatory approval for its other drug candidates, achieve milestones under its collaboration agreements, establish new collaboration and license agreements, obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company’s future success.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U. S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2017 and December 31, 2016, short-term investments consist of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Inventory: Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. The Company began capitalizing inventory during 2017 after the approval of XERMELO by the FDA, as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of XERMELO were recorded as research and development expense in the consolidated statements of comprehensive loss. As a result, cost of sales for approximately the next two years will reflect a lower average per unit cost of materials. Inventory consisted of the following as of December 31, 2017 (in thousands):

Raw materials	$616
Work-in-process	149
Finished goods	1,183
Total inventory	$1,948

Concentration of Credit Risk: Lexicon’s cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in Europe and the United States.  The Company has not experienced any significant credit losses to date.  In 2017, customers in France and the United States represented 82% and 18% of revenue, respectively. In 2016, customers in France and the United States represented 99% and 1%, respectively. In 2015, customers in France and the United States represented 99% and 1% of revenue, respectively.  At December 31, 2017, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery, development and commercialization of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, product sales, government grants and contracts and compound library sales. In 2017, Sanofi and Ipsen Pharma SAS (“Ipsen”) represented 64% and 18% of revenues, respectively. In 2016, Sanofi and Ipsen represented 90% and 9% of revenues, respectively. In 2015, Sanofi represented 98% of revenues.

Other Intangible Assets: Other intangible assets, net consist of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. During 2017, intangible assets relating to XERMELO of $24.7 million were reclassified from indefinite-lived to finite-lived assets following the approval of XERMELO by the FDA. The Company recorded $1.5 million in amortization expense related to this asset, which is recorded as cost of sales in the accompanying consolidated statements of comprehensive loss for the year ended December 31, 2017.

Estimated future amortization expense for intangible assets as of December 31, 2017 is as follows:

For the Year Ending December 31
(in thousands)
2018	$1,766
2019	1,766
2020	1,766
2021	1,766
2022	1,766
Thereafter	14,417
$23,247

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

Impairment of Long-Lived Assets:  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2015, the Company determined that its buildings were impaired and therefore recorded an impairment loss of $3.6 million, which was recorded in impairment loss on buildings in the accompanying consolidated statements of comprehensive loss. There were no impairments of long-lived assets, including finite-lived intangible assets, in 2017 or 2016.

Indefinite lived intangible assets are also tested annually for impairment and whenever indicators of impairment are present. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its intangible assets. If management believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible assets is less than its carrying amount, the Company calculates the asset’s fair value. If the carrying value of the asset exceeds its fair value, then the intangible asset is written down to its fair value. There were no impairments of indefinite lived intangible assets in 2017, 2016 or 2015.

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2017, 2016 or 2015.

Revenue Recognition: Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectibility is reasonably assured.

Product Revenues

Product revenues consist of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues are recognized once the Company meets all four revenue recognition criteria described above. In March 2017, Lexicon began shipping XERMELO to its customers in the United States. The Company recognizes revenue for product sales of XERMELO at the time the product is received by its specialty pharmacy customers, net of allowances for customer credits, including estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States. Product shipping and handling costs are included in cost of sales.

Customer Credits: The Company’s specialty pharmacy customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. The Company expects the specialty pharmacies will earn prompt payment discounts and, therefore, the Company deducts the full amount of these discounts from total product sales when revenues are recognized. Service fees are also deducted from product sales as they are earned.

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

•	The milestone relates solely to the Company’s past performance; and

•	The milestone is reasonable relative to all of the other deliverables and payments within the arrangement.

Commercial milestones will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Subscription and license fees are recognized as other revenue upon the grant of the technology license when performance is complete and there is no continuing involvement. Royalty revenues are recognized as earned in accordance with the contract terms at the time the royalty amount is fixed and determinable based on information received from the sublicensees and at the time collectibility is reasonably assured.

Cost of Sales: Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The Company began capitalizing inventory during 2017 following approval of XERMELO by the FDA, as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of XERMELO have been recorded as research and development expense in the consolidated statements of comprehensive loss. As a result, cost of sales for approximately the next two years will reflect a lower average per unit cost of materials. Product shipping and handling costs are included in cost of sales. Cost of sales also includes the amortization of the in-process research and development intangible asset for XERMELO using the straight-line method over the estimated useful life of 14 years.

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

Stock-Based Compensation:  The Company recognizes compensation expense in its statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2017, stock-based compensation cost for all outstanding unvested options and restricted stock units was $18.6 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2017, 2016 and 2015, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2017:
Employees	61%	1.7%	4	0%
Officers and non-employee directors	70%	2.2%	8	0%
December 31, 2016:
Employees	63%	1.1%	4	0%
Officers and non-employee directors	83%	1.6%	8	0%
December 31, 2015:
Employees	64%	1.2%	4	0%
Officers and non-employee directors	81%	1.8%	8	0%

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which amends FASB ASC Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual periods after December 15, 2017 including interim periods within that reporting period. Early application is permitted only for annual periods beginning after December 15, 2016, including interim periods within that reporting period. In 2016, the FASB issued four additional ASUs related to Topic 606: ASU Nos. 2016-08, 2016-10, 2016-12 and 2016-20. These ASUs clarify various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations and licensing, and they include other improvements and practical expedients. Two adoption methods are permitted; retrospectively to all prior reporting periods presented, with certain practical expedients; or the modified retrospective method with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has elected to adopt this new standard effective January 1, 2018, using the modified retrospective transition method.

To date, the Company has assessed that ASU 2014-09 will not have a material impact on revenue recognition from product revenue. The Company’s only source of product revenue has been sales of XERMELO, which the Company received FDA approval for in February 2017, and subsequently, entered into a limited number of arrangements with specialty pharmacies (“SPs”) in the U.S. (collectively, the “customers”), under which the Company began shipping to its customers in March 2017. Under current GAAP, the Company recognizes revenue on its product sales when the customer obtains control of the product, which occurs upon delivery. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. These estimates are based on the most likely amount method for relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. The Company’s net product revenues reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. Under ASU 2014-09, the Company expects to be able to utilize a process and controls approach consistent with its historical process and based on the nature of its current contracts with customers, does not anticipate a significant amount of variable consideration subject to constraint. As a result, the Company does not believe that the adoption of this ASU will have a material impact on the timing or amount of revenues recognized related to its contracts with customers for the sale of product.

The Company expects the accounting for contingent milestone payments to be the most significant change in the accounting for its license and collaboration agreements. Topic 605 provides guidance specific to the accounting for milestone payments, including the ability to defer the recognition of any milestones until received and, if certain criteria are met, the ability to recognize milestone payments as revenue when received. Under the Company’s current accounting policy, Lexicon recognizes contingent or milestone payments as revenue in the period that the payment-triggering event occurs or is achieved. However, under the new revenue standard, it is possible to recognize contingent or milestone payments before the payment-triggering event is completely achieved, subject to management’s assessment of the probability of achievement of the milestone and the likelihood of a significant reversal of such milestone revenue at each reporting date. This assessment may result in recognizing milestone revenue before the milestone event has been achieved. The Company expects to evaluate estimates and timing of milestone achievement and related variable consideration based on the most likely amount method in its application of this ASU to collaborative agreements. Estimating variable consideration and the related constraint will require the use of significant management judgment.

To date, the Company’s primary sources of collaboration revenue have been license and collaboration agreements with three separate third-party licensees: Texas Institute for Genomic Medicine (“TIGM”), Sanofi and Ipsen. The Company has performed an evaluation of the expected effect of adoption in its accounting for license and collaboration agreements as discussed further below.

With respect to its contract with TIGM, the Company evaluated the variable consideration related to the remaining milestone in the adoption of this ASU and determined based on the most likely amount method that it was not probable that a significant reversal would occur and therefore, no constraint was required. As a result, under the modified retrospective method, the Company will record a $14.2 million cumulative-effect adjustment to its accumulated deficit on the date of adoption.

With respect to its collaboration agreements with Sanofi and Ipsen, the Company evaluated the variable consideration relating to future milestone payments and determined, based on the most likely amount method, that the estimated amounts could be considered as part of the transaction price. The Company then evaluated the variable constraint and determined that the variable consideration amounts are constrained, primarily by future events that are not within the control of the Company. The future events primarily related to receipt of positive results from studies, approval from regulatory agencies, and upon achieving sales in certain locations. As a result, the Company has determined that there is no cumulative adjustment necessary for these agreements on the date of adoption.

The adoption of the ASU will have no significant impact to the provision for income taxes and will have no impact to the net cash provided by or used in operating, investing or financing activities on the Company’s consolidated statements of cash flows. Estimated impacts from adoption of this ASU may differ upon the final adoption and implementation in the first quarter of 2018. As the Company completes its analysis of the accounting for the collaboration agreements under the new revenue standard, management is assessing the required changes to its accounting policies, systems and internal control over financial reporting.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The adoption of this ASU on January 1, 2018 is not expected to have a material impact on Lexicon’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. This ASU is required to be adopted using a modified retrospective approach. Management plans to adopt ASU 2016-02 on January 1, 2019, and anticipates that most of its operating leases will result in the recognition of additional assets and corresponding liabilities on the consolidated balance sheet. The Company does not expect that the implementation of the ASU will have a material impact on its financial position. The actual impact will depend on the Company’s lease portfolio at the time of adoption. The Company continues to assess all implications of the standard and related financial disclosures.

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

4. Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2017 and 2016 are as follows:

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$61,661	$—	$—	$61,661
Securities maturing within one year:
U.S. treasury securities	222,316	—	(168)	222,148
Corporate debt securities	27,033	—	(54)	26,979
Total short-term investments	$249,349	$—	$(222)	$249,127
Total cash and cash equivalents and investments	$311,010	$—	$(222)	$310,788

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$46,600	$—	$—	$46,600
Securities maturing within one year:
U.S. treasury securities	227,911	1	(107)	227,805
Corporate debt securities	72,188	1	(90)	72,099
Total short-term investments	$300,099	$2	$(197)	$299,904
Total cash and cash equivalents and investments	$346,699	$2	$(197)	$346,504

There were $7,000 in realized losses for the year ended December 31, 2017. There were no realized gains or losses for the years ended December 31, 2016 and 2015.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2017 and 2016.

	Assets and Liabilities at Fair Value
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$61,661	$—	$—	$61,661
Short-term investments	222,148	26,979	—	249,127
Total cash and cash equivalents and investments	$283,809	$26,979	$—	$310,788

	Assets and Liabilities at Fair Value
	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$45,093	$1,507	$—	$46,600
Short-term investments	227,805	72,099	—	299,904
Total cash and cash equivalents and investments	$272,898	$73,606	$—	$346,504
Liabilities
Accrued liabilities	$—	$—	$18,912	$18,912
Total liabilities	$—	$—	$18,912	$18,912

The Company did not have any Level 3 assets during the years ended December 31, 2017, 2016 and 2015. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. In 2016, the Company’s Level 3 liabilities represented the contingent purchase consideration payable to Symphony Icon, and was estimated using a probability-based income approach utilizing an appropriate discount rate. Subsequent changes in the fair value of the Symphony Icon (“Symphony Icon”) purchase consideration liability are recorded as an increase or decrease in Symphony Icon purchase liability in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $2.1 million during the year ended December 31, 2017, decreased by $0.7 million during the year ended December 31, 2016, and increased by $5.9 million during the year ended December 31, 2015. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the years ended December 31, 2015, 2016 and 2017.

Other Long-term Liabilities
(in thousands)
Balance at January 1, 2015	$17,638
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	5,927
Payment of base payment obligation with common stock and cash	(750)
Balance at December 31, 2015	22,815
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	(703)
Payment of contingent payment obligation with cash	(3,200)
Balance at December 31, 2016	18,912
Change in valuation of purchase consideration payable to former Symphony Icon stockholders	2,101
Payment of contingent payment obligation with common stock and cash	(21,013)
Balance at December 31, 2017	$—

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

6. Property and Equipment

Property and equipment at December 31, 2017 and 2016 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2017	2016
		(in thousands)
Computers and software	3-5	$4,605	$7,667
Furniture and fixtures	5-7	6,006	6,003
Laboratory equipment	3-7	3,423	3,423
Leasehold improvements	7-10	400	296
Buildings	15-40	59,212	59,212
Land	—	2,664	2,664
Total property and equipment		76,310	79,265
Less: Accumulated depreciation and amortization		(58,623)	(59,875)
Net property and equipment		$17,687	$19,390

7. Income Taxes

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act significantly changes U.S. corporate income tax laws, including reducing the U.S. corporate income tax rate from 35 percent to 21 percent beginning in 2018. At December 31, 2017, Lexicon has not completed the accounting for the tax effects of the 2017 Tax Act; however, an estimate of the effects on the existing deferred tax balances has been made, as further discussed below.

Lexicon recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Accordingly, Lexicon remeasured certain deferred tax assets and liabilities based on the newly enacted U.S. corporate income tax rate, which resulted in a decrease of $171.4 million. Lexicon will continue to make and refine calculations and estimates, which could potentially affect the measurement of the deferred tax balances or give rise to new deferred tax amounts. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the 2017 Tax Act. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$186,967	$258,405
Research and development tax credits	46,682	44,111
Orphan drug credits	26,524	24,233
Capitalized research and development	69,561	86,845
Stock-based compensation	3,923	7,060
Deferred revenue	12,950	39,307
Other	5,579	8,432
Total deferred tax assets	352,186	468,393
Deferred tax liabilities:
Deferred tax liability related to acquisition of Symphony Icon	(10,896)	(18,675)
Other	(1)	—
Total deferred tax liabilities	(10,897)	(18,675)
Less: valuation allowance	(347,303)	(468,393)
Net deferred tax liabilities	$(6,014)	$(18,675)

The $10.9 million deferred tax liability relates to the tax impact of future amortization or possible impairments associated with intangible assets acquired with Symphony Icon, which are not deductible for tax purposes. During 2017, after XERMELO was approved by the FDA, the intangible asset related to XERMELO became finite-lived and as a result $8.7 million of the related deferred tax liability could be considered as a source of taxable income. Lexicon does not believe it can estimate the reversal of the temporary difference related to the remaining assets acquired with sufficient certainty such that $6.0 million of the deferred tax liability is not considered as a source of taxable income in assessing the Company’s need for a valuation allowance in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the 2017 Tax Act.

At December 31, 2017, Lexicon had both federal and state NOL carryforwards of approximately $851.4 million and $382.0 million, respectively.  The federal and state NOL carryforwards will begin to expire in 2018.  The Company’s R&D tax credit carryforwards of approximately $46.7 million began to expire in 2018. The orphan drug credit relates to a credit that is calculated as a percentage of expenditures for development of XERMELO, which has received Orphan Drug designation from the FDA.  Utilization of the NOL, R&D credit and orphan drug credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  Based on the federal tax law limits and the Company’s cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets, excluding the deferred tax liability relating to the XERMELO finite-lived asset, until an appropriate level of profitability is sustained.  During the year ended December 31, 2017, the valuation allowance decreased $121.1 million, primarily due to the effect of the new U.S. federal corporate tax rate.  Lexicon recorded income tax benefits of $12.7 million in the year ended December 31, 2017. Of the $12.7 million tax benefits, $8.7 million is the release of a valuation allowance as a result of the ability to estimate the reversal of the deferred tax liability related to the intangible associated with XERMELO, as discussed above. The remaining $4.0 million was recorded to remeasure the deferred tax liability associated with the remaining indefinite-lived intangible asset associated with Symphony Icon at the newly enacted U.S. corporate income tax rate. There were no income tax benefits in the years ended December 31, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2017 and 2016, the Company had no accruals for interest or penalties related to income tax matters.

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

On July 30, 2010, Lexicon exercised its Purchase Option (as defined in Note 10) and completed the acquisition of Symphony Icon, Inc. Goodwill associated with the acquisition of $18.7 million, which represents the assets recognized in connection with the deferred tax liability acquired and did not result from excess purchase price, was assigned to the consolidated entity, Lexicon.

Goodwill is not subject to amortization, but is tested at least annually for impairment at the reporting unit level, which is the Company’s single operating segment.  The Company performed an impairment test of goodwill on its annual impairment assessment date.  This test did not result in an impairment of goodwill.

9. Debt Obligations

Convertible Notes. In November 2014, Lexicon completed an offering of $87.5 million in aggregate principal amount of its 5.25% Convertible Senior Notes due 2021 (the “Convertible Notes”). The conversion feature did not meet the criteria for bifurcation as required by generally accepted accounting principles and the entire principal amount was recorded as long-term debt on the Company’s consolidated balance sheets.

The Convertible Notes are governed by an indenture (the “Indenture”), dated as of November 26, 2014, between the Company and Wells Fargo Bank, N.A., as trustee. The Convertible Notes bear interest at a rate of 5.25% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2015. The Convertible Notes mature on December 1, 2021. The Company may not redeem the Convertible Notes prior to the maturity date, and no sinking fund is provided for the Convertible Notes.

Holders of the Convertible Notes may convert their Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the Company will deliver for each $1,000 principal amount of converted Convertible Notes a number of shares of its common stock equal to the conversion rate, as described in the Indenture. The conversion rate is initially 118.4553 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $8.442 per share of common stock). The conversion rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances.

If the Company undergoes a fundamental change, holders may require the Company to repurchase for cash all or any portion of their Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs, which offsets long-term debt on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of December 31, 2017, the balance of unamortized debt issuance costs was $1.9 million, which offsets long-term debt on the consolidated balance sheets.

The fair value of the Convertible Notes was $127.3 million as of December 31, 2017 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.

Mortgage Loan. In April 2004, Lexicon purchased its existing laboratory and office buildings and animal facilities in The Woodlands, Texas with proceeds from a $34.0 million third-party mortgage financing and $20.8 million in cash.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage was amended in September 2013 to extend the maturity date from April 2014 to April 2017, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. In April 2017, the mortgage was amended to extend the maturity date to April 2018, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged. The mortgage had a principal balance of $14.1 million as of December 31, 2017. This entire balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of December 31, 2017 as there is a balloon payment due in April 2018. Lexicon intends to refinance this debt prior to paying the balloon payment. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of December 31, 2017. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

BioPharma Term Loan.  In December 2017, Lexicon entered into a loan agreement with BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP that provides up to $200 million borrowing capacity (the “BioPharma Term Loan”) available in two tranches, each maturing in December 2022. The BioPharma Term Loan bears interest at 9% per year, subject to additional interest if an event of default occurs and is continuing, and is payable quarterly. The first $150 million tranche was funded in December 2017. The second $50 million tranche is available for draw by March 2019 at Lexicon’s option if net XERMELO sales are greater than $25 million in the preceding quarter.

The BioPharma Term Loan is subject to mandatory prepayment provisions that require prepayment upon a change of control or receipt of proceeds from certain non-ordinary course transfers of assets. The Company may prepay the BioPharma Term Loan in whole at its option at any time. Any prepayment of the BioPharma Term Loan is subject to customary make-whole premiums and prepayment premiums.

The Company’s obligations under the BioPharma Term Loan are secured by a first lien security interest in substantially all of the assets of the Company and certain of its subsidiaries. The loan agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and certain of its subsidiaries, including among other things, covenants restricting dispositions, fundamental changes in our business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. If an event of default occurs and is continuing, all amounts outstanding under the BioPharma Term Loan may be declared immediately due and payable.

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs, which offsets long-term debt on the consolidated balance sheets. The debt issuance costs are amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. The fair value of the BioPharma Term Loan approximates its carrying value. The fair value of the BioPharma Term Loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

The following table includes the aggregate scheduled future principal payments of the Company’s long-term debt as of December 31, 2017:

For the Year Ending December 31
(in thousands)
2018	$14,094
2019	—
2020	—
2021	87,500
2022	150,000
Thereafter	—
Total debt	251,594
Less deferred financing costs	(5,924)
Less current portion	(14,094)
Total long-term debt	$231,576

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
Lexicon also agreed to make up to $45 million in additional contingent payments, which would consist of 50% of any consideration Lexicon received pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize XERMELO or other pharmaceutical compositions modulating the same target as XERMELO (the “LG103 Programs”), subject to certain exceptions. The contingent payments would be due if and when Lexicon received such consideration from a Licensing Transaction. In the event Lexicon received regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon would pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which were attributable to the development of such product, reduced by up to 50% of such sum on account of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon made any such payment upon United States regulatory approval, Lexicon would have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval. The contingent payments were payable in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment would be paid in common stock. In December 2014, Lexicon paid $5.8 million in cash and issued 666,111 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to Lexicon’s license and collaboration agreement with Ipsen. In April 2015, Lexicon paid $0.75 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015. In September 2016, Lexicon paid $3.2 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving a milestone payment from Ipsen in August 2016 (see Note 15, Collaboration and License Agreements).

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

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and has also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. No discount rate was used in the valuation of the contingent consideration liability as of December 31, 2016 as the expected buyout was short-term in nature. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability were recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $2.1 million during the year ended December 31, 2017, decreased by $0.7 million during the year ended December 31, 2016, and increased by $5.9 million during the year ended December 31, 2015.

11. Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under a lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $0.6 million, $0.5 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The following table includes non-cancelable, escalating future lease payments for the facility in New Jersey:

For the Year Ending December 31
(in thousands)
2018	$625
2019	614
2020	626
2021	639
2022	651
Thereafter	—
Total	$3,155

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

12. Other Capital Stock Agreements

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

13. Equity Incentive Awards

Equity Incentive Plans

2017 Equity Incentive Plan:  In September 1995, Lexicon adopted the 1995 Stock Option Plan, which was subsequently amended and restated in February 2000, April 2009, April 2012, April 2015 and April 2017 and renamed the 2017 Equity Incentive Plan (the “Equity Incentive Plan”).

The Equity Incentive Plan provides for the grant of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants of the Company. The plan also permits the grant of stock bonus awards, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance stock awards. Incentive and nonstatutory stock options have an exercise price of 100% or more of the fair market value of the Company’s common stock on the date of grant.  Most stock options granted under the Equity Incentive Plan become vested and exercisable over a period of four years; however some have been granted with different vesting schedules.  Stock options granted under the Equity Incentive Plan have a term of ten years from the date of grant.

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 15,000,000 shares.  As of December 31, 2017, an aggregate of 15,000,000 shares of common stock had been reserved for issuance, options to purchase 4,773,915 shares and 945,723 restricted stock units were outstanding, 1,812,584 shares had been issued upon the exercise of stock options, 1,118,151 shares had been issued pursuant to restricted stock units and 113,940 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

2017 Non-Employee Directors’ Equity Incentive Plan:  In February 2000, Lexicon adopted the 2000 Non-Employee Directors’ Stock Option Plan, which was subsequently amended and restated in April 2009, April 2012, April 2015 and April 2017 and renamed the 2017 Non-Employee Directors’ Equity Incentive Plan (the “Directors’ Plan”).  Under the Directors’ Plan, non-employee directors may be granted awards under the plan with an aggregate grant date fair value of more than $500,000 during any calender year, taken together with any cash fees paid to such non-employee director in compensation for service on Lexicon’s board of directors during such calender year. Stock options granted under the Directors’ Plan have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and a term of ten years from the date of grant.

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 600,000 shares.  As of December 31, 2017, an aggregate of 600,000 shares of common stock had been reserved for issuance, stock options to purchase 187,119 shares were outstanding, none had been issued upon the exercise of stock options and 82,696 shares had been issued pursuant to restricted stock awards granted under the Directors’ Plan.

Stock Option Activity:  The following is a summary of stock option activity under Lexicon’s equity incentive plans:

	2017		2016		2015
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,834	$11.24	4,217	$12.35	3,371	$14.98
Granted	892	14.31	1,370	10.40	1,207	6.83
Exercised	(458)	11.97	(495)	12.17	(19)	11.14
Expired	(157)	26.42	(195)	27.33	(187)	27.29
Forfeited	(150)	13.84	(63)	10.45	(155)	8.51
Outstanding at end of year	4,961	11.17	4,834	11.24	4,217	12.35
Exercisable at end of year	3,077	$10.95	2,727	$12.55	2,686	$14.53

The weighted average estimated grant date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 were $8.59, $6.43 and $4.58, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 were $2.0 million, $1.7 million and $35,000, respectively.  The weighted average remaining contractual term of stock options outstanding and exercisable was 6.4 and 5.2 years, respectively, as of

December 31, 2017.  At December 31, 2017, the aggregate intrinsic value of the outstanding stock options and the exercisable stock options was $4.6 million and $2.8 million, respectively.

Stock Bonus and Restricted Stock Unit Activity:

During the years ended December 31, 2017, 2016 and 2015, Lexicon granted its non-employee directors 10,248, 11,456 and 21,360 shares, respectively, of restricted stock awards. The restricted stock awards had weighted average grant date fair values of $15.61, $13.96 and $7.49 per share, respectively, and vested immediately.

During the years ended December 31, 2017, 2016 and 2015, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2016	875	$8.13
Granted	418	14.44
Vested	(286)	8.78
Forfeited	(61)	11.57
Outstanding at December 31, 2017	946	$10.50

Aggregate Shares Reserved for Issuance

As of December 31, 2017, an aggregate of 5,906,757 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 6,565,872 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

14. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $1,033,000, $733,000 and $332,000 in the years ended December 31, 2017, 2016 and 2015, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

Lexicon will continue to be responsible for all clinical development activities relating to type 1 diabetes and has exercised an exclusive option to co-promote and have a significant role, in collaboration with Sanofi, in the commercialization of sotagliflozin for the treatment of type 1 diabetes in the United States. Under the terms of its co-promotion option, Lexicon will fund forty percent of the commercialization costs relating to such co-promotion activities. Sanofi will be responsible for all clinical development and commercialization of sotagliflozin for the treatment of type 2 diabetes worldwide and will be solely responsible for the commercialization of sotagliflozin for the treatment of type 1 diabetes outside the United States. Lexicon will share in the funding of a portion of the planned type 2 diabetes development costs over the first three years of the collaboration, up to an aggregate of $100 million. Sanofi will book sales worldwide in all indications.

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

As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company is recognizing the $113.8 million allocated to the development services deliverable and the $59.4 million allocated to the funding deliverable over the estimated period of performance as the development and funding occurs. Revenue recognized under the Sanofi Agreement was $56.3 million, $75.4 million and $126.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Revenue for the years ended December 31, 2017 and 2016 includes $1.9 million and $6.3 million, respectively, of sales of clinical trial materials to Sanofi.

Ipsen. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of XERMELO outside of the United States and Japan (the “Licensed Territory”).

Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and has the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $43.7 million through December 31, 2017, consisting of $24.5 million in upfront payments, a $6.4 million milestone upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.84 million milestone upon Ipsen’s first commercial sale in Germany, and a $3.84 million milestone upon Ipsen’s first commercial sale in the United Kingdom. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $13.1 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Due to the uncertainty surrounding the achievement of the future regulatory and sales milestones, these payments will not be recognized as revenue unless and until they are earned as the Company is not able to reasonably predict if and when the milestones will be achieved. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of XERMELO. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon supplies Ipsen’s commercial requirements of XERMELO, and Ipsen pays an agreed upon transfer price for such commercial supply.

The Company considered the following deliverables with respect to the revenue recognition of the $24.5 million upfront payment:

•The exclusive license granted to Ipsen to develop and commercialize XERMELO in the Licensed
Territory;
•The development services Lexicon is performing for XERMELO;
•The obligation to participate in committees which govern the development of XERMELO until commercialization; and
•The obligation to supply commercial supply of XERMELO, under a commercial supply agreement.

The Company determined that the license had stand-alone value because it is an exclusive license that grants Ipsen the right to develop and commercialize XERMELO or to sublicense its rights. In addition, at the time of the agreement, it would have been possible for Ipsen or another third party to conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Agreement to be separate units of accounting. The Company recognized the portion of the consideration allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services and the obligation to participate in committees over the period of time Lexicon performs services, currently expected to be through mid-2018.

The Company determined that the commercial supply agreement is a contingent deliverable at the onset of the Agreement. There was inherent uncertainty in obtaining regulatory approval at the time of the agreement, thus, making the applicability of the commercial supply agreement outside the control of Lexicon and Ipsen. As a result, the Company has determined the commercial supply agreement does not meet the definition of a deliverable that needs to be accounted for at the inception of the arrangement. The Company has also determined that there is no significant and incremental discount related to the commercial supply agreement that should be accounted for at the inception of the arrangement.

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

As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payment for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved. Revenue recognized under the Agreement was $16.1 million, $7.2 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Revenue for the year ended December 31, 2017 includes $0.8 million from sales of bulk tablets of XERMELO to Ipsen.

Texas Institute for Genomic Medicine.   In July 2005, Lexicon received a $35.0 million award from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library containing 350,000 cell lines for the Texas Institute for Genomic Medicine (“TIGM”) using Lexicon’s proprietary gene trapping technology, which Lexicon completed in 2007.  Lexicon also equipped TIGM with the bioinformatics software required for the management and analysis of data relating to the library.  The Texas Enterprise Fund made an additional award of $15.0 million to the Texas A&M University System for the creation of facilities and infrastructure to house the library.

Under the terms of the award, Lexicon is responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016.  Lexicon will receive credits against those job obligations based on funding received by TIGM and certain related parties from sources other than the State of Texas. Lexicon will also receive credits against those job obligations for any surplus jobs that Lexicon created. Subject to these credits, the state may require Lexicon to repay $2,415 for each job Lexicon falls short beginning in 2013.  Lexicon’s maximum aggregate exposure for such payments, if Lexicon fails to create any new jobs, is approximately $14.2 million, without giving effect to any credits to which Lexicon may be entitled.  Lexicon has recorded this obligation as deferred revenue in the accompanying consolidated balance sheets.

16. Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited statements of comprehensive loss data, and net loss per common share data, for each quarter of 2017 and 2016:

(in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
		(Unaudited)
2017
Revenues	$18,293	$12,053	$26,942	$33,047
Loss from operations	$(42,485)	$(33,893)	$(29,518)	$(30,785)
Consolidated net loss	$(34,891)	$(35,059)	$(30,722)	$(28,378)
Consolidated net loss per common share, basic and diluted	$(0.33)	$(0.33)	$(0.29)	$(0.27)
Shares used in computing consolidated net loss per common share, basic and diluted	104,461	105,300	105,582	105,588
2016
Revenues	$12,494	$20,089	$27,717	$23,037
Loss from operations	$(33,871)	$(37,021)	$(34,933)	$(31,330)
Consolidated net loss	$(34,883)	$(38,112)	$(36,015)	$(32,419)
Consolidated net loss per common share, basic and diluted	$(0.34)	$(0.37)	$(0.35)	$(0.31)
Shares used in computing consolidated net loss per common share, basic and diluted	103,682	103,830	103,885	104,052

For all periods presented, the weighted average number of shares outstanding are the same for both basic and diluted consolidated net loss per common share. For these periods, shares associated with convertible debt, stock options and restricted stock units are not included in the weighted average number of shares of common stock outstanding because they are antidilutive.