Form 10-Q
period 2018-03-31
LEXICON PHARMACEUTICALS, INC.
filed 2018-05-03
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Large accelerated filer    ☑          Accelerated filer         Non-accelerated filer
Smaller reporting company           Emerging growth company
If an emerging growth company, indicate by check mark if the registration has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ❑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	☑
As of April 30, 2018, 105,831,868 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo and XERMELO® are registered trademarks of Lexicon Pharmaceuticals, Inc.

——————

Factors Affecting Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Part II, Item 1A. - Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2017, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$20,421	$61,661
Short-term investments	241,851	249,127
Accounts receivable, net of allowances of $4	4,482	4,825
Inventory	2,112	1,948
Prepaid expenses and other current assets	4,284	4,434
Total current assets	273,150	321,995
Property and equipment, net of accumulated depreciation and amortization of $59,067 and $58,623, respectively	17,244	17,687
Goodwill	44,543	44,543
Other intangible assets, net of accumulated amortization of $1,912 and $1,471, respectively	51,444	51,885
Other assets	432	429
Total assets	$386,813	$436,539
Liabilities and Equity
Current liabilities:
Accounts payable	$66,553	$57,652
Accrued liabilities	12,863	12,282
Current portion of deferred revenue	7,437	40,099
Current portion of long-term debt, net of deferred issuance costs	13,517	14,094
Total current liabilities	100,370	124,127
Deferred revenue, net of current portion	22,077	22,428
Long-term debt, net of deferred issuance costs	231,879	231,576
Deferred tax liabilities	6,014	6,014
Other long-term liabilities	279	292
Total liabilities	360,619	384,437
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 106,048 and 105,711 shares issued, respectively	106	106
Additional paid-in capital	1,438,625	1,435,526
Accumulated deficit	(1,409,267)	(1,381,404)
Accumulated other comprehensive loss	(394)	(222)
Treasury stock, at cost, 236 and 122 shares, respectively	(2,876)	(1,904)
Total equity	26,194	52,102
Total liabilities and equity	$386,813	$436,539

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net product revenue	$5,460	$721
Collaborative agreements	19,665	17,565
Royalties and other revenue	82	7
Total revenues	25,207	18,293
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	533	225
Research and development, including stock-based compensation of $1,655 and $1,184, respectively	47,783	43,581
Increase in fair value of Symphony Icon, Inc. purchase liability	—	2,101
Selling, general and administrative, including stock-based compensation of $1,419 and $1,047, respectively	14,857	14,871
Total operating expenses	63,173	60,778
Loss from operations	(37,966)	(42,485)
Interest expense	(5,114)	(1,588)
Interest and other income, net	1,005	530
Net loss before taxes	(42,075)	(43,543)
Income tax benefit	—	8,652
Net loss	$(42,075)	$(34,891)
Net loss per common share, basic and diluted	$(0.40)	$(0.33)
Shares used in computing net loss per common share, basic and diluted	105,668	104,461

Other comprehensive loss:
Unrealized loss on investments	(172)	(69)
Comprehensive loss	$(42,247)	$(34,960)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2016	104,582	$105	$1,411,222	$(1,250,363)	$(195)	$(3,368)	$157,401
Cumulative effect of change in accounting principle	—	—	1,991	(1,991)	—	—	—
Issuance of common stock to designees of Symphony Icon Holdings LLC	660	—	10,499	—	—	—	10,499
Stock-based compensation	—	—	2,231	—	—	—	2,231
Issuance of common stock under Equity Incentive Plans	96	—	1,111	—	—	—	1,111
Issuance of treasury stock	—	—	(3,143)	—	—	3,143	—
Repurchase of common stock	—	—	—	—	—	(1,679)	(1,679)
Net loss	—	—	—	(34,891)	—	—	(34,891)
Unrealized loss on investments	—	—	—	—	(69)	—	(69)
Balance at March 31, 2017	105,338	$105	$1,423,911	$(1,287,245)	$(264)	$(1,904)	$134,603

Balance at December 31, 2017	105,711	$106	$1,435,526	$(1,381,404)	$(222)	$(1,904)	$52,102
Cumulative effect of change in accounting principle	—	—	—	14,212	—	—	14,212
Stock-based compensation	—	—	3,074	—	—	—	3,074
Issuance of common stock under Equity Incentive Plans	337	—	25	—	—	—	25
Repurchase of common stock	—	—	—	—	—	(972)	(972)
Net loss	—	—	—	(42,075)	—	—	(42,075)
Unrealized loss on investments	—	—	—	—	(172)	—	(172)
Balance at March 31, 2018	106,048	$106	$1,438,625	$(1,409,267)	$(394)	$(2,876)	$26,194

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(42,075)	$(34,891)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	925	634
Increase in fair value of Symphony Icon, Inc. purchase liability	—	2,101
Stock-based compensation	3,074	2,231
Amortization of debt issuance costs	307	110
Deferred tax benefit	—	(8,652)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	343	(1,241)
Increase in inventory	(164)	(236)
(Increase) decrease in prepaid expenses and other current assets	150	(6,498)
(Increase) decrease in other assets	(3)	33
Increase (decrease) in accounts payable and other liabilities	9,469	(24,703)
Decrease in deferred revenue	(18,801)	(14,384)
Net cash used in operating activities	(46,775)	(85,496)
Cash flows from investing activities:
Purchases of property and equipment	(40)	(92)
Purchases of investments	(46,892)	(60,905)
Maturities of investments	53,995	103,452
Net cash provided by investing activities	7,063	42,455
Cash flows from financing activities:
Proceeds from issuance of common stock	25	1,111
Repurchase of common stock	(972)	(1,679)
Repayment of debt borrowings	(581)	(536)
Net cash used in financing activities	(1,528)	(1,104)
Net increase (decrease) in cash and cash equivalents	(41,240)	(44,145)
Cash and cash equivalents at beginning of period	61,661	46,600
Cash and cash equivalents at end of period	$20,421	$2,455

Supplemental disclosure of cash flow information:
Cash paid for interest	$774	$332

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in satisfaction of Symphony Icon payment obligation	$—	$10,499
Unrealized loss on investments	$(172)	$(69)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of March 31, 2018 and December 31, 2017, short-term investments consist of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.  Write-offs are evaluated on a case by case basis.

Inventory: Inventory is comprised of the Company’s approved product, XERMELO. Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. Inventory consisted of the following:

	As of March 31,	As of December 31,
	2018	2017
	(in thousands)
Raw materials	$617	$616
Work-in-process	131	149
Finished goods	1,364	1,183
Total inventory	$2,112	$1,948

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

Other Intangible Assets: Other intangible assets, net consist of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. During the three months ended March 31, 2017, intangible assets relating to XERMELO of $24.7 million were reclassified from indefinite-lived to finite-lived assets once the FDA approved XERMELO. The Company recorded $0.4 million and $0.1 million in amortization expense related to this asset, which is recorded as cost of sales in the accompanying consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017, respectively.

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

Impairment of Long-Lived Assets:  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets in the three months ended March 31, 2018 and 2017.

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

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in the three months ended March 31, 2018 and 2017.

Revenue Recognition:

Product Revenues

Product revenues consist of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen Pharma SAS (“Ipsen”). Product revenues are recognized when the customer obtains control of the Company’s product, which occurs upon delivery to the customer. The Company recognizes product revenue net of applicable reserves for variable consideration, including allowances for customer credits, estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. These estimates are based on the most likely amount method for relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. The Company’s net product revenues reflect the Company’s best estimates of the amounts of consideration to which it is entitled based on the terms of the respective underlying contracts. Product shipping and handling costs are considered a fulfillment activity when control transfers to the Company’s customers and such costs are included in cost of sales.

Collaborative Agreements

Revenues under collaborative agreements include both license revenue and contract research revenue. The Company performs the following five steps in determining the amount of revenue to recognize as it fulfills its performance obligations under each of its agreements: (i) identify the contract(s) with a customer; (ii) identify the performance obligation in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company applies this five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company develops assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

At contract inception, the Company evaluates whether development milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the associated development milestone value is included in the transaction price. Development milestones that are not within the control of the Company or the licensee, including those requiring regulatory approval, are not considered probable of being achieved until those approvals are received. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue when (or as) the performance obligation is satisfied. At the end of each reporting period, the Company re-evaluates the probability of achievement of the development milestones and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment.

In agreements in which a license to the Company’s intellectual property is determined distinct from other performance obligations identified in the agreement, the Company recognizes revenue when the license is transferred to the licensee and the licensee is able to use and benefit from the license.

For agreements that include sales-based royalties, including milestones based on a level of sales, the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The Company may receive payments from its licensees based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these agreements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2018 and 2017:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2018:
Employees	60%	2.5%	4	—%
Officers and non-employee directors	63%	2.8%	8	—%
March 31, 2017:
Employees	62%	1.7%	4	—%
Officers and non-employee directors	71%	2.3%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2017	4,961	$11.17
Granted	1,321	9.69
Exercised	(3)	7.35
Expired	(170)	14.23
Forfeited	(75)	12.38
Outstanding at March 31,2018	6,034	10.74
Exercisable at March 31, 2018	3,253	$10.89

During the three months ended March 31, 2018, Lexicon also granted its employees annual restricted stock units. Restricted stock units vest in three to four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2017	946	$10.50
Granted	872	9.79
Vested	(334)	9.85
Forfeited	(51)	10.98
Outstanding at March 31, 2018	1,433	$10.20

Income Taxes: The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act significantly changes U.S. corporate income tax laws, including reducing the U.S. corporate income tax rate from 35 percent to 21 percent beginning in 2018. At March 31, 2018, Lexicon has not completed the accounting for the tax effects of the 2017 Tax Act; however, an estimate of the effects on the existing deferred tax balances has been made, as further discussed below.

Lexicon recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Accordingly, in 2017 Lexicon remeasured certain deferred tax assets and liabilities based on the newly enacted U.S. corporate income tax rate, which resulted in a decrease of $171.4 million. Lexicon will continue to make and refine calculations and estimates, which could potentially affect the measurement of the deferred tax balances or give rise to new deferred tax assets. Where the Company has not yet been able to make reasonable estimates of the impact of certain elements, the Company has not recorded any amounts related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the 2017 Tax Act. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

2.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, which amends FASB ASC Topic 606. ASU 2014-09 provides a single, comprehensive revenue recognition model for all contracts with customers. This standard contains principles for the determination of the measurement of revenue and the timing of when such revenue is recognized. Revenue recognition will reflect the transfer of goods or services to customers at an amount that is expected to be earned in exchange for those goods or services. In 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of Effective Date”, which deferred the effective date by one year to annual periods after December 15, 2017 including interim periods within that reporting period. In 2016, the FASB issued four additional ASUs related to Topic 606: ASU Nos. 2016-08, 2016-10, 2016-12 and 2016-20. These ASUs clarify various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations and licensing, and they include other improvements and practical expedients. The Company adopted this new standard on January 1, 2018 using the modified retrospective transition method, and has applied the provisions to contracts that were not complete as of January 1, 2018.
Impact of Adoption
The Company recognizes product revenue when the customer obtains control of the product, which occurs upon delivery. Product revenue is recorded net of applicable reserves for variable consideration, including discounts and allowances. These estimates are based on the most likely amount method for relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. The Company’s net product revenues reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts. The adoption of this ASU did not impact the timing or amount of revenues recognized related to its contracts with customers for the sale of product.
The Company’s primary source of collaboration revenue has been through its license and collaboration agreements with three separate third-party licensees: Texas Institute for Genomic Medicine (“TIGM”), Sanofi and Ipsen. With respect to its contract with TIGM, the Company evaluated the variable consideration relating to the remaining milestone and determined, based on the most likely amount method, that it was not probable that a significant reversal would occur and therefore, concluded no constraint was required. Accordingly, the Company recorded a $14.2 million cumulative-effect adjustment to its accumulated deficit as of January 1, 2018 and reduced deferred revenue in the same amount.
With respect to its collaboration agreements with Sanofi and Ipsen, the Company evaluated the variable consideration relating to future milestone payments and determined, based on the most likely amount method, that the estimated amounts could be considered as part of the transaction price. The Company then evaluated the variable constraint and determined that the variable consideration amounts are constrained, primarily by future events that are not within the control of the Company. The future events primarily relate to receipt of positive results from studies, approval from regulatory agencies, and upon achieving sales in certain locations. Accordingly, the Company determined that there was no cumulative adjustment required for these agreements on the date of adoption.
In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. This ASU is required to be adopted using a modified retrospective approach. Management plans to adopt ASU 2016-02 on January 1, 2019, and anticipates that most of its operating leases will result in the recognition of additional assets and corresponding liabilities on the consolidated balance sheets. The Company does not expect that the implementation of the ASU will have a material impact on its financial position. The actual impact will depend on the Company’s lease portfolio at the time of adoption. The Company continues to assess all implications of the standard and related financial disclosures.

Table of Contents

3.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2018 and December 31, 2017 are as follows:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$20,421	$—	$—	$20,421
Securities maturing within one year:
U.S. treasury securities	214,302	—	(317)	213,985
Corporate debt securities	27,943	—	(77)	27,866
Total short-term investments	$242,245	$—	$(394)	$241,851
Total cash and cash equivalents and investments	$262,666	$—	$(394)	$262,272

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$61,661	$—	$—	$61,661
Securities maturing within one year:
U.S. treasury securities	222,316	—	(168)	222,148
Corporate debt securities	27,033	—	(54)	26,979
Total short-term investments	$249,349	$—	$(222)	$249,127
Total cash and cash equivalents and investments	$311,010	$—	$(222)	$310,788

There were no realized losses for the three months ended March 31, 2018, and $7,000 in realized losses for the three months ended March 31, 2017. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of March 31, 2018 and December 31, 2017:

	Assets and Liabilities at Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$20,421	$—	$—	$20,421
Short-term investments	213,985	27,866	—	241,851
Total cash and cash equivalents and investments	$234,406	$27,866	$—	$262,272

	Assets and Liabilities at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$61,661	$—	$—	$61,661
Short-term investments	222,148	26,979	—	249,127
Total cash and cash equivalents and investments	$283,809	$26,979	$—	$310,788

The Company did not have any Level 3 assets or liabilities as of March 31, 2018 or December 31, 2017. In March 2017, the Company satisfied its remaining contingent payment obligation to designees of Symphony Icon Holdings LLC. Prior to payment, the Symphony Icon purchase consideration liability, a Level 3 liability, was estimated using a probability-based income approach utilizing an appropriate discount rate. Changes in the fair value of the Symphony Icon purchase consideration liability were recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The change in fair value of the purchase consideration liability was an increase of $2.1 million during the three months ended March 31, 2017.
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
In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of March 31, 2018, the balance of unamortized debt issuance costs was $1.8 million, which offsets long-term debt on the consolidated balance sheets.
The fair value of the Convertible Notes was $111.9 million as of March 31, 2018 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In April 2004, Lexicon obtained a $34.0 million mortgage on its facilities in The Woodlands, Texas.  The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage has been amended to extend the maturity date to October 2018, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $13.5 million as of March 31, 2018. This entire balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of March 31, 2018 as there is a balloon payment due in October 2018. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of March 31, 2018. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

BioPharma Term Loan.  In December 2017, Lexicon entered into a loan agreement with BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP that provides up to $200.0 million borrowing capacity (the “BioPharma Term Loan”) available in two tranches, each maturing in December 2022. The BioPharma Term Loan bears interest at 9% per year, subject to additional interest if an event of default occurs and is continuing, and is payable quarterly. A tranche of $150.0 million was funded in December 2017.

The BioPharma Term Loan is subject to mandatory prepayment provisions that require prepayment upon a change of control or receipt of proceeds from certain non-ordinary course transfers of assets. The Company may prepay the BioPharma Term Loan in whole at its option at any time. Any prepayment of the BioPharma Term Loan is subject to customary make-whole premiums and prepayment premiums.

The Company’s obligations under the BioPharma Term Loan are secured by a first lien security interest in substantially all of the assets of the Company and certain of its subsidiaries. The loan agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and certain of its subsidiaries, including among other things, covenants restricting dispositions, fundamental changes in the business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. If an event of default occurs and is continuing, all amounts outstanding under the BioPharma Term Loan may be declared immediately due and payable.

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. As of March 31, 2018, the balance of unamortized debt issuance costs was $3.9 million, which offsets long-term debt on the consolidated balance sheets.

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
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. No discount rate was used in the valuation of the contingent consideration liability as of December 31, 2016 as the expected buyout was short-term in nature. As programs progressed, the probability adjusted contingency was adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability were recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $2.1 million during the three months ended March 31, 2017.
7.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under an operating lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  The maximum potential amount of future payments the Company could be required to make under this agreement is $3.0 million as of March 31, 2018. Additionally, Lexicon leases certain equipment under operating leases.

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
Under the Sanofi Agreement, Sanofi paid Lexicon an upfront payment of $300 million. In addition, Lexicon is eligible to receive from Sanofi (a) up to an aggregate of $110 million upon the achievement of four development milestones relating to the results of certain Phase 3 clinical trials of sotagliflozin in type 2 diabetes patients, (b) up to an aggregate of $220 million upon the achievement of four regulatory milestones relating to the first commercial sale following regulatory approval of sotagliflozin for type 1 and type 2 diabetes, respectively, in each of the United States and Europe, of which two milestones representing the substantial majority of such aggregate amount relate to type 2 diabetes and the remaining two milestones relate to type 1 diabetes, (c) $100 million upon the achievement of a milestone based on the results of either of two outcomes studies in type 2 diabetes patients, the completion of which would likely occur after initial regulatory approval of sotagliflozin in type 2 diabetes, and (d) up to an aggregate of $990 million upon the achievement of six commercial milestones that will be achieved upon reaching specified levels of sales. The Company believes that each of the development and regulatory milestones under the Sanofi Agreement is substantive. Due to the uncertainty surrounding the achievement of the future development and regulatory milestones, these payments are deemed constrained and will not be recognized as revenue unless and until the constraint is resolved. Commercial milestones will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met. Lexicon is also entitled to tiered, escalating royalties ranging from low double digit percentages to forty percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions.
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
The Company considered the following as its performance obligations with respect to the revenue recognition of the $300 million upfront payment:
• The exclusive worldwide license granted to Sanofi to develop and commercialize sotagliflozin;
• The development services Lexicon is performing for sotagliflozin relating to type 1 diabetes; and
• The funding Lexicon will provide for development relating to type 2 diabetes.
The Company determined that the license had stand-alone value because it is an exclusive license that gives Sanofi the right to develop and commercialize sotagliflozin or to sublicense its rights. In addition, sotagliflozin is currently in development and it is possible that Sanofi or another third party could conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Sanofi Agreement to be separate performance obligations. The Company recognized the portion of the transaction price allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services for type 1 diabetes and the obligation to provide funding for development services for type 2 diabetes over the period of time Lexicon performs services or provides funding, currently expected to be through 2020.
The Company determined that the initial transaction price was the $300 million upfront payment because it was the only payment that was fixed and determinable at the inception of the arrangement. There was considerable uncertainty at the date of the agreement as to whether Lexicon would earn milestone payments or royalty payments. As such, the Company did not include those payments in the transaction price. The Company allocated the transaction price based on the relative best estimate of selling price of each performance obligation. The Company estimated the selling price of the license deliverable by applying a probability-based income approach utilizing an appropriate discount rate. The significant inputs the Company used to determine the projected income of the license included: exercising the option to co-promote, estimated future product sales, estimated cost of goods sold, estimated operating expenses, income taxes, and an appropriate discount rate. The Company estimated the selling price of the development services for type 1 diabetes by using internal estimates of the cost to hire third parties to perform the services over the expected period to perform the development. The Company estimated the obligation to provide funding for type 2 diabetes by using internal estimates of the expected cash flows and timing for $100 million in funding.
As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company is recognizing the $113.8 million allocated to the development services performance obligation and the $59.4 million allocated to the funding performance obligation over the estimated period of performance as the development and funding occurs. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. During the three months ended March 31, 2018, there has not been an adjustment to the transaction price. Revenue recognized under the Sanofi Agreement was $19.1 million and $17.0 million for the three months ended March 31, 2018 and 2017, respectively.
Ipsen. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of XERMELO outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and has the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $43.7 million through March 31, 2018, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.84 million milestone upon Ipsen’s first commercial sale in Germany, and a $3.84 million milestone upon Ipsen’s first commercial sale in the United Kingdom. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $13.1 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of XERMELO. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of XERMELO, and Ipsen pays an agreed upon transfer price for such commercial supply.
The Company considered the following as its performance obligations with respect to the revenue recognition of the $24.5 million upfront payments:

•	The exclusive license granted to Ipsen to develop and commercialize XERMELO in the Licensed Territory;
•The development services Lexicon is performing for XERMELO;

•	The obligation to participate in committees which govern the development of XERMELO until commercialization; and
•The obligation to supply commercial supply of XERMELO, under a commercial supply agreement.

The Company determined that the license had stand-alone value because it is an exclusive license that gives Ipsen the right to develop and commercialize XERMELO or to sublicense its rights. In addition, at the time of the agreement, it would have been possible for Ipsen or another third party to conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Ipsen Agreement to be separate performance obligations. The Company recognized the portion of the transaction price to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services and the obligation to participate in committees over the period of time Lexicon performs services, currently expected to be complete in 2018.
The Company determined the commercial supply agreement is a contingent deliverable at the onset of the Agreement. There was inherent uncertainty in obtaining regulatory approval at the time of the agreement, thus, making the applicability of the commercial supply agreement outside the control of Lexicon and Ipsen. As a result, the Company has determined the commercial supply agreement does not meet the definition of a performance obligation that needs to be accounted for at the inception of the arrangement. The Company has also determined that there is no significant and incremental discount related to the commercial supply agreement that should be accounted for at the inception of the arrangement.
The Company determined that the initial transaction price was the $24.5 million upfront payments because they were the only payments that were fixed and determinable at the inception of the arrangement. There was considerable uncertainty at the date of the agreement as to whether Lexicon would earn milestone payments, royalty payments or payments for finished drug product. As such, the Company did not include those payments in the transaction price. The Company allocated the transaction price based on the relative best estimate of selling price of each performance obligation. The Company estimated the selling price of the license deliverable by applying a probability-based income approach utilizing an appropriate discount rate. The significant inputs the Company used to determine the projected income of the license included: estimated future product sales, estimated cost of goods sold, estimated operating expenses, income taxes, and an appropriate discount rate. The Company estimated the selling price of the development services by using internal estimates of the cost to hire third parties to perform the services over the expected period to perform the development. The Company estimated the selling price of the obligation to participate in committees by using internal estimates of the number of internal hours and salary and benefits costs to perform these services.
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services performance obligation over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation performance obligation ratably over the estimated period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. During the three months ended March 31, 2018, there has not been an adjustment to the transaction price. Revenue recognized under the Agreement was $0.3 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the development and commercialization of breakthrough treatments for human disease.  We are presently devoting most of our resources to the commercialization or development of our four most advanced drug programs:

•
We have obtained approval from the FDA to sell our first commercial product, XERMELO® (telotristat ethyl), an orally-delivered small molecule drug for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have commenced sales and marketing of XERMELO, and it is now commercially available to patients in the United States. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize XERMELO outside of the United States and Japan, and Ipsen has obtained approval from the European Commission to market XERMELO in the member states of the European Union, Norway and Iceland and from certain other regulatory authorities to market XERMELO in additional countries. Ipsen has commenced sales and marketing of XERMELO, and it is commercially available to patients in the United Kingdom, Germany and certain other European Union member states.

•
We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have reported positive top-line data from two pivotal Phase 3 clinical trials and a third Phase 3 clinical trial of sotagliflozin in type 1 diabetes patients. We have granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin. Sanofi has submitted applications for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and European Union, and Sanofi is presently conducting Phase 3 development of sotagliflozin in type 2 diabetes.

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

Since our inception, we have incurred significant losses and, as of March 31, 2018, we had an accumulated deficit of $1.4 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2018	2017
Total revenues	$25.2	$18.3
Dollar increase	$6.9
Percentage increase	38%

•
Net product revenue – Net product revenue for the three months ended March 31, 2018 and 2017 was $5.5 million and $0.7 million, respectively, from revenues recognized from the sale of XERMELO in the United States. XERMELO was approved by the FDA on February 28, 2017. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended March 31, 2018 increased 12% to $19.7 million as compared to the corresponding period in 2017, primarily due to revenues recognized as a result of the timing of clinical trial activities under the collaboration and license agreement with Sanofi.

Cost of Sales

Cost of sales for the three months ended March 31, 2018 and 2017 was $0.5 million and $0.2 million, respectively. We began capitalizing inventory during the three months ended March 31, 2017 once the FDA approved XERMELO as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval were recorded as research and development expenses in the consolidated statements of comprehensive loss. Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialization inventory is expected to be sold over approximately the next two years. As a result, cost of sales for the next two years will reflect a lower average per unit cost of materials. Cost of sales for the three months ended March 31, 2018 and 2017 includes $0.4 million and $0.1 million, respectively, of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2018	2017
Total research and development expense	$47.8	$43.6
Dollar increase	$4.2
Percentage increase	10%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•
Third-party and other services – Third-party and other services for the three months ended March 31, 2018 increased 11% to $37.9 million as compared to the corresponding period in 2017, primarily due to increases in external clinical development costs relating to sotagliflozin and professional and consulting fees. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended March 31, 2018 decreased 1% to $5.9 million as compared to the corresponding period in 2017, primarily due to decreases in benefit costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2018 increased 40% to $1.7 million as compared to the corresponding period in 2017.

•	Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2018 decreased 5% to $0.7 million as compared to the corresponding period in 2017.

•	Other – Other costs for the three months ended March 31, 2018 were flat at $1.6 million as compared to the corresponding period in 2017.

Increase (Decrease) in Fair Value of Symphony Icon Liability

The change in fair value of the Symphony Icon purchase liability was $2.1 million in the three months ended March 31, 2017 (see Note 6, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements (unaudited), for more information).

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2018	2017
Total selling, general and administrative expense	$14.9	$14.9
Selling, general and administrative expenses consist primarily of personnel costs to sell XERMELO and to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended March 31, 2018 decreased 11% to $7.2 million as compared to the corresponding period in 2017, primarily due to lower incentive compensation. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional and consulting fees – Professional and consulting fees for the three months ended March 31, 2018 decreased 5% to $3.5 million as compared to the corresponding period in 2017, primarily due to changes in marketing costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2018 increased 36% to $1.4 million as compared to the corresponding period in 2017, primarily due to awards granted to sales and marketing personnel.

•	Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2018 were flat at $0.5 million as compared to the corresponding period in 2017.

•
Other – Other costs for the three months ended March 31, 2018 increased 43% to $2.2 million as compared to the corresponding period in 2017, primarily due to increases in travel and contributions to charitable foundations.

Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense of $5.1 million for the three months ended March 31, 2018 increased by $3.5 million as compared to the corresponding period in 2017, due to interest expense related to the BioPharma Term Loan funded in December 2017.

Interest and Other Income, Net. Interest and other income, net for the three months ended March 31, 2018 and 2017 was $1.0 million and $0.5 million, respectively,

Income Tax Benefit

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

Consolidated Net Loss and Consolidated Net Loss per Common Share
Consolidated Net Loss and Consolidated Net Loss per Common Share. Consolidated net loss increased to $42.1 million in the three months ended March 31, 2018 from $34.9 million in the corresponding period in 2017. Consolidated net loss per common share increased to $0.40 in the three months ended March 31, 2018 from $0.33 in the corresponding period in 2017.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through March 31, 2018, we had received net proceeds of $1.5 billion from issuances of common and preferred stock and convertible and term debt. In addition, from our inception through March 31, 2018, we received $835.4 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, sales of compound libraries and reagents, and government grants and contracts, of which $796.5 million had been recognized as revenues through March 31, 2018.
As of March 31, 2018, we had $262.3 million in cash, cash equivalents and investments. As of December 31, 2017, we had $310.8 million in cash, cash equivalents and investments. We used cash of $46.8 million in operations in the three months ended March 31, 2018. This consisted primarily of the consolidated net loss for the period of $42.1 million and a net decrease in operating liabilities net of assets of $9.0 million, partially offset by non-cash charges of $3.1 million related to stock-based compensation expense and $0.9 million related to depreciation and amortization expense. Investing activities provided cash of $7.1 million in the three months ended March 31, 2018, primarily due to net maturities of investments of $7.1 million. Financing activities used cash of $1.5 million, primarily to repurchase $1.0 million of common stock and repay $0.6 million of debt borrowings.
Texas Institute for Genomic Medicine. In July 2005, we received an award from the Texas Enterprise Fund for the creation of a knockout mouse embryonic stem cell library containing 350,000 cell lines for the Texas Institute for Genomic Medicine (TIGM) using our proprietary gene trapping technology, which we completed in 2007. We also equipped TIGM with the bioinformatics software required for the management and analysis of data relating to the library. The Texas Enterprise Fund made an additional award to the Texas A&M University System for the creation of facilities and infrastructure to house the library.
Under the terms of our award, we were responsible for the creation of a specified number of jobs. We receive credits against this job obligation based on funding received by TIGM and certain related parties from sources other than the State of Texas. In our adoption of ASU 2014-09, we evaluated our performance obligation and determined, based on funding received by TIGM and certain related parties, that our obligation had been met. Accordingly, we recorded a $14.2 million cumulative-effect adjustment to our accumulated deficit in our consolidated statement of stockholders’ equity as of January 1, 2018 and reduced deferred revenue by the same amount in our consolidated balance sheet.
Facilities. In April 2004, we obtained a $34.0 million mortgage on our facilities in The Woodlands, Texas. The mortgage loan originally had a ten-year term with a 20-year amortization and a fixed interest rate of 8.23%. The mortgage has been amended to extend the maturity date to October 2018, with the mortgage loan’s monthly payment amount and fixed interest rate each remaining unchanged.  The mortgage had a principal balance outstanding of $13.5 million as of March 31, 2018. The entire principal balance is recorded as current portion of long-term debt in the accompanying consolidated balance sheet as of March 31, 2018 as there is a balloon payment due in October 2018. We intend to refinance the mortgage prior to the balloon payment becoming due.

In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease.
Our future capital requirements will be substantial and will depend on many factors, including the success of our sales, marketing, distribution and other commercialization activities for XERMELO in the United States and the revenues we generate from that approved product; the success of Ipsen’s sales, marketing, distribution and other commercialization activities for XERMELO outside of the United States and Japan; our and Sanofi’s ability to obtain regulatory approval for the marketing and sales of sotagliflozin for type 1 diabetes; if approved, our and Sanofi’s ability to successfully commercialize sotagliflozin for type 1 diabetes in the United States and Sanofi’s ability to successfully commercialize sotagliflozin for type 1 diabetes outside of the United States and Japan; the progress and scope of Sanofi’s development activities with respect to sotagliflozin in type 2 diabetes patients; the timing, progress and results of clinical trials of XERMELO, LX2761 and LX9211; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to commercialize XERMELO; to seek regulatory approval and prepare for commercialization in the United States for sotagliflozin in type 1 diabetes; to our clinical development efforts with respect to XERMELO, LX2761 and LX9211; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

From time to time, our board of directors may authorize us to repurchase shares of our common stock, repurchase, in cash or common stock, our outstanding convertible notes, or make a cash payment to holders of our convertible notes to induce conversion pursuant to the terms of the convertible notes, in each case, in privately negotiated transactions, publicly announced programs or otherwise. If and when our board of directors should determine to authorize any such action, it would be on terms and under market conditions that our board of directors determines are in the best interest of us and our stockholders. Any such actions could deplete significant amounts of our cash resources and/or result in additional dilution to our stockholders.

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
We had approximately $262.3 million in cash and cash equivalents and short-term investments as of March 31, 2018. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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
During the three months ended March 31, 2018, we implemented processes and internal controls to our revenue recognition processes and control activities in the adoption of ASU 2014-09, “Revenue from Contracts with Customers”. The implementation of these processes resulted in changes to internal control over financial reporting, which we believe were material. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry

•	We depend heavily on the commercial success of XERMELO. If we do not achieve commercial success with XERMELO, our business will suffer and our stock price will likely decline.

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

•
If we are unable to maintain an effective and specialized sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize XERMELO or any other products that we or our collaborators may develop.

•
If we are unable to obtain adequate coverage and reimbursement from third-party payers for XERMELO and any other products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.

•	We may not be able to manufacture XERMELO and any other products that we or our collaborators may develop in commercial quantities, which would impair our ability to commercialize such products.

•	We and our collaborators are subject to extensive and rigorous ongoing regulation relating to XERMELO and any other products that we or our collaborators may develop.

•	We are subject to certain healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

•	Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may negatively affect our revenues and prospects for profitability.

•
Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing our revenue or harming our business or reputation.

•	Our competitors may develop products that impair the value of XERMELO or any other products that we or our collaborators may develop.

Risks Related to Our Capital Requirements and Financial Results

•
We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our commercialization efforts or product development programs. If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.

•	We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

•	Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

•	We have substantial indebtedness that may limit cash flow available to invest in the ongoing needs of our business.

•	If we do not effectively manage our affirmative and restrictive covenants under the BioPharma Term Loan, our financial condition and results of operations could be negatively affected.

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

•	Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

•	We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to Employees and Facilities Operations

•	If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.

•	The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to operate and expand our operations.

•	Facility security breaches may disrupt our operations, subject us to liability and harm our operating results.

•	Our facilities are located near coastal zones, and the occurrence of a hurricane or other disaster could damage our facilities and equipment, which could harm our operations.

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

•	Our stock price may be extremely volatile.

•	Future sales of our common stock, or the perception that such sales may occur, may depress our stock price.

•
Conversion of our 5.25% Convertible Senior Notes due 2021 may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

•	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

•	We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.

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

Lexicon Pharmaceuticals, Inc.

Date:	May 3, 2018	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	May 3, 2018	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.