Form 10-Q
period 2018-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2018-11-01
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
As of October 29, 2018, 105,925,402 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2018	2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$48,902	$61,661
Short-term investments	138,395	249,127
Accounts receivable, net of allowances of $4	2,913	4,825
Inventory	4,755	1,948
Prepaid expenses and other current assets	3,395	4,434
Total current assets	198,360	321,995
Property and equipment, net of accumulated depreciation and amortization of $59,936 and $58,623, respectively	16,299	17,687
Goodwill	44,543	44,543
Other intangible assets, net of accumulated amortization of $2,795 and $1,471, respectively	50,561	51,885
Other assets	429	429
Total assets	$310,192	$436,539
Liabilities and Equity
Current liabilities:
Accounts payable	$51,480	$57,652
Accrued liabilities	13,794	12,282
Current portion of deferred revenue	2,117	40,099
Current portion of long-term debt, net of deferred issuance costs	1,115	14,094
Total current liabilities	68,506	124,127
Deferred revenue, net of current portion	20,991	22,428
Long-term debt, net of deferred issuance costs	243,830	231,576
Deferred tax liabilities	6,014	6,014
Other long-term liabilities	252	292
Total liabilities	339,593	384,437
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 106,134 and 105,711 shares issued, respectively	106	106
Additional paid-in capital	1,444,925	1,435,526
Accumulated deficit	(1,471,485)	(1,381,404)
Accumulated other comprehensive loss	(71)	(222)
Treasury stock, at cost, 236 and 122 shares, respectively	(2,876)	(1,904)
Total equity	(29,401)	52,102
Total liabilities and equity	$310,192	$436,539

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net product revenue	$6,286	$5,830	$19,062	$10,443
Collaborative agreements	446	21,112	26,470	46,781
Royalties and other revenue	124	—	284	64
Total revenues	6,856	26,942	45,816	57,288
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	551	599	1,922	1,361
Research and development, including stock-based compensation of $1,472, $1,345, $4,522 and $3,698, respectively	13,769	39,137	88,141	109,653
Increase in fair value of Symphony Icon, Inc. purchase liability	—	—	—	2,101
Selling, general and administrative, including stock-based compensation of $1,405, $1,235, $4,327 and $3,516, respectively	15,579	16,724	47,191	50,069
Total operating expenses	29,899	56,460	137,254	163,184
Loss from operations	(23,043)	(29,518)	(91,438)	(105,896)
Interest expense	(5,252)	(1,619)	(15,553)	(4,821)
Interest and other income, net	783	415	2,698	1,393
Net loss before taxes	(27,512)	(30,722)	(104,293)	(109,324)
Income tax benefit	—	—	—	8,652
Net loss	$(27,512)	$(30,722)	$(104,293)	$(100,672)
Net loss per common share, basic and diluted	$(0.26)	$(0.29)	$(0.99)	$(0.96)
Shares used in computing net loss per common share, basic and diluted	105,881	105,582	105,800	105,119

Other comprehensive loss:
Unrealized gain on investments	147	151	151	132
Comprehensive loss	$(27,365)	$(30,571)	$(104,142)	$(100,540)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2016	104,582	$105	$1,411,222	$(1,250,363)	$(195)	$(3,368)	$157,401
Cumulative effect of change in accounting principle	—	—	1,991	(1,991)	—	—	—
Issuance of common stock to designees of Symphony Icon Holdings LLC	660	—	10,499	—	—	—	10,499
Stock-based compensation	—	—	7,214	—	—	—	7,214
Issuance of common stock under Equity Incentive Plans	468	1	5,480	—	—	—	5,481
Issuance of treasury stock	—	—	(3,143)	—	—	3,143	—
Repurchase of common stock	—	—	—	—	—	(1,679)	(1,679)
Net loss	—	—	—	(100,672)	—	—	(100,672)
Unrealized gain on investments	—	—	—	—	132	—	132
Balance at September 30, 2017	105,710	$106	$1,433,263	$(1,353,026)	$(63)	$(1,904)	$78,376

Balance at December 31, 2017	105,711	$106	$1,435,526	$(1,381,404)	$(222)	$(1,904)	$52,102
Cumulative effect of change in accounting principle	—	—	—	14,212	—	—	14,212
Stock-based compensation	—	—	8,849	—	—	—	8,849
Issuance of common stock under Equity Incentive Plans	423	—	550	—	—	—	550
Repurchase of common stock	—	—	—	—	—	(972)	(972)
Net loss	—	—	—	(104,293)	—	—	(104,293)
Unrealized gain on investments	—	—	—	—	151	—	151
Balance at September 30, 2018	106,134	$106	$1,444,925	$(1,471,485)	$(71)	$(2,876)	$(29,401)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(104,293)	$(100,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,771	2,475
Increase in fair value of Symphony Icon, Inc. purchase liability	—	2,101
Stock-based compensation	8,849	7,214
Amortization of debt issuance costs	957	412
Deferred tax benefit	—	(8,652)
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,912	(3,105)
Increase in inventory	(2,807)	(2,149)
(Increase) decrease in prepaid expenses and other current assets	1,039	(580)
Decrease in other assets	—	32
Decrease in accounts payable and other liabilities	(4,700)	(11,738)
Decrease in deferred revenue	(25,207)	(37,023)
Net cash used in operating activities	(121,479)	(151,683)
Cash flows from investing activities:
Purchases of property and equipment	(58)	(224)
Purchases of investments	(84,475)	(59,237)
Maturities of investments	195,358	245,749
Net cash provided by investing activities	110,825	186,288
Cash flows from financing activities:
Proceeds from issuance of common stock	550	5,481
Repurchase of common stock	(972)	(1,679)
Proceeds from debt borrowings, net of fees	12,529	—
Repayment of debt borrowings	(14,212)	(1,714)
Net cash (used in) provided by financing activities	(2,105)	2,088
Net increase (decrease) in cash and cash equivalents	(12,759)	36,693
Cash and cash equivalents at beginning of period	61,661	46,600
Cash and cash equivalents at end of period	$48,902	$83,293

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,470	$3,272

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in satisfaction of Symphony Icon payment obligation	$—	$10,499
Unrealized gain on investments	$151	$132

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of September 30, 2018 and December 31, 2017, short-term investments consist of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

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

Inventory: Inventory is comprised of the Company’s approved product, XERMELO. Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. Inventory consisted of the following:

	As of September 30,	As of December 31,
	2018	2017
	(in thousands)
Raw materials	$3,598	$616
Work-in-process	182	149
Finished goods	975	1,183
Total inventory	$4,755	$1,948

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

Other Intangible Assets: Other intangible assets, net consist of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. During the nine months ended September 30, 2017, intangible assets relating to XERMELO of $24.7 million were reclassified from indefinite-lived to finite-lived assets once the FDA approved XERMELO. The Company recorded $1.3 million and $1.0 million in amortization expense related to this asset, which is recorded as cost of sales in the accompanying consolidated statements of comprehensive loss for the nine months ended September 30, 2018 and 2017, respectively.

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

Impairment of Long-Lived Assets:  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets in the nine months ended September 30, 2018 and 2017.

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

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in the nine months ended September 30, 2018 and 2017.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives and forfeitures.  Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2018 and 2017:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2018:
Employees	58%	2.6%	4	—%
Officers and non-employee directors	63%	2.8%	8	—%
September 30, 2017:
Employees	61%	1.7%	4	—%
Officers and non-employee directors	70%	2.2%	8	—%

The following is a summary of option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2018:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2017	4,961	$11.17
Granted	1,811	10.08
Exercised	(70)	7.93
Expired	(229)	14.30
Forfeited	(279)	11.61
Outstanding at September 30, 2018	6,194	10.75
Exercisable at September 30, 2018	3,521	$10.80

During the nine months ended September 30, 2018, Lexicon also granted its employees annual restricted stock units. Restricted stock units vest in three to four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2017	946	$10.50
Granted	872	9.79
Vested	(334)	9.85
Forfeited	(178)	10.58
Outstanding at September 30, 2018	1,306	$10.18

During the nine months ended September 30, 2018, Lexicon granted its non-employee directors 20,512 shares of restricted stock awards. The restricted stock awards had a weighted average grant date fair value of $7.80 per share and vested immediately.

Income Taxes: The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act significantly changes U.S. corporate income tax laws, including reducing the U.S. corporate income tax rate from 35 percent to 21 percent beginning in 2018. At September 30, 2018, Lexicon has not completed the accounting for the tax effects of the 2017 Tax Act; however, an estimate of the effects on the existing deferred tax balances has been made, as further discussed below.

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

Table of Contents

3.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2018 and December 31, 2017 are as follows:

	As of September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$48,902	$—	$—	$48,902
Securities maturing within one year:
U.S. treasury securities	125,651	—	(63)	125,588
Corporate debt securities	12,815	—	(8)	12,807
Total short-term investments	$138,466	$—	$(71)	$138,395
Total cash and cash equivalents and investments	$187,368	$—	$(71)	$187,297

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$61,661	$—	$—	$61,661
Securities maturing within one year:
U.S. treasury securities	222,316	—	(168)	222,148
Corporate debt securities	27,033	—	(54)	26,979
Total short-term investments	$249,349	$—	$(222)	$249,127
Total cash and cash equivalents and investments	$311,010	$—	$(222)	$310,788

There were no realized losses for the nine months ended September 30, 2018, and $7,000 in realized losses for the nine months ended September 30, 2017. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels described above as of September 30, 2018 and December 31, 2017:

	Assets and Liabilities at Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$48,902	$—	$—	$48,902
Short-term investments	125,588	12,807	—	138,395
Total cash and cash equivalents and investments	$174,490	$12,807	$—	$187,297

	Assets and Liabilities at Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$61,661	$—	$—	$61,661
Short-term investments	222,148	26,979	—	249,127
Total cash and cash equivalents and investments	$283,809	$26,979	$—	$310,788

The Company did not have any Level 3 assets or liabilities as of September 30, 2018 or December 31, 2017. In March 2017, the Company satisfied its remaining contingent payment obligation to designees of Symphony Icon Holdings LLC. Prior to payment, the Symphony Icon purchase consideration liability, a Level 3 liability, was estimated using a probability-based income approach utilizing an appropriate discount rate. Changes in the fair value of the Symphony Icon purchase consideration liability were recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The change in fair value of the purchase consideration liability was an increase of $2.1 million during the nine months ended September 30, 2017.
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
In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of September 30, 2018, the balance of unamortized debt issuance costs was $1.5 million, which offsets long-term debt on the consolidated balance sheets.
The fair value of the Convertible Notes was $130.9 million as of September 30, 2018 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In August 2018, a wholly owned subsidiary of Lexicon entered into a term loan and security agreement, refinancing the previously existing mortgage on its facilities in The Woodlands, Texas (the “Property”). The Company recorded the refinancing as a debt extinguishment, with no recognition of gain or loss on the transaction. The loan agreement provides for a $12.9 million mortgage on the Property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020. Lexicon incurred $0.4 million of debt issuance costs in connection with the mortgage loan, which offsets long-term debt on the consolidated balance sheets and will be amortized as interest expense over the two-year term of the loan agreement. The mortgage loan had a principal balance outstanding of $12.4 million as of September 30, 2018. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of September 30, 2018. The fair value of the loan agreement approximates its carrying value.  The fair value of the loan agreement was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

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

The Company’s obligations under the BioPharma Term Loan are secured by a first lien security interest in substantially all of the assets of the Company and certain of its subsidiaries, other than its facilities in The Woodlands, Texas. The loan agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and certain of its subsidiaries, including among other things, covenants restricting dispositions, fundamental changes in the business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. If an event of default occurs and is continuing, all amounts outstanding under the BioPharma Term Loan may be declared immediately due and payable.

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. As of September 30, 2018, the balance of unamortized debt issuance costs was $3.4 million, which offsets long-term debt on the consolidated balance sheets.

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
Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. No discount rate was used in the valuation of the contingent consideration liability as of December 31, 2016 as the expected buyout was short-term in nature. As programs progressed, the probability adjusted contingency was adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability were recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $2.1 million during the nine months ended September 30, 2017.
7.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under an operating lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  The maximum potential amount of future payments the Company could be required to make under this agreement is $2.7 million as of September 30, 2018. Additionally, Lexicon leases certain equipment under operating leases.

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

During the nine months ended September 30, 2018, there has not been an adjustment to the transaction price. Revenue recognized under the Sanofi Agreement was $25.3 million and $39.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Ipsen. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of XERMELO outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and has the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $43.7 million through September 30, 2018, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.84 million milestone upon Ipsen’s first commercial sale in Germany, and a $3.84 million milestone upon Ipsen’s first commercial sale in the United Kingdom. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $13.1 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of XERMELO. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of XERMELO, and Ipsen pays an agreed upon transfer price for such commercial supply.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services performance obligation over the estimated period of performance as development occurs, and recognized the $0.1 million allocated to the committee participation performance obligation ratably over the period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. During the nine months ended September 30, 2018, there has not been an adjustment to the transaction price. Revenue recognized under the Agreement was $2.2 million and $7.9 million for the nine months ended September 30, 2018 and 2017, respectively. Net product revenue for the nine months ended September 30, 2018 and September 30, 2017 included $1.4 million and $0.8 million, respectively, from sales of bulk tablets of XERMELO to Ipsen.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focused on the development and commercialization of breakthrough treatments for human disease.  We are presently focusing our efforts on the commercialization or development of our four most advanced drug programs:

•
We have obtained approval from the FDA to sell our first commercial product, XERMELO® (telotristat ethyl), an orally-delivered small molecule drug for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have commenced sales and marketing of XERMELO, and it is now commercially available to patients in the United States. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize XERMELO outside of the United States and Japan, and Ipsen has obtained approval from the European Commission to market XERMELO in the member states of the European Union, Norway and Iceland and from certain other regulatory authorities to market XERMELO in additional countries. Ipsen has commenced sales and marketing of XERMELO, and it is commercially available to patients in the United Kingdom, Germany and certain additional countries.

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

Since our inception, we have incurred significant losses and, as of September 30, 2018, we had an accumulated deficit of $1.5 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$6.9	$26.9	$45.8	$57.3
Dollar decrease	$20.1		$11.5
Percentage decrease	75%		20%

•
Net product revenue – Net product revenue for the three months ended September 30, 2018 increased 8% to $6.3 million, and for the nine months ended September 30, 2018 increased 83% to $19.1 million as compared to the corresponding periods in 2017 from revenues recognized from the sale of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. XERMELO was approved by the FDA on February 28, 2017. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended September 30, 2018 decreased 98% to $0.4 million, and for the nine months ended September 30, 2018 decreased 43% to $26.5 million as compared to the corresponding periods in 2017, primarily due to revenues recognized as a result of the timing of clinical trial activities under the collaboration and license agreement with Sanofi.

Cost of Sales

Cost of sales for each of the three months ended September 30, 2018 and 2017 was $0.6 million, and for the nine months ended September 30, 2018, cost of sales increased 41% to $1.9 million as compared to the corresponding period in 2017. We began capitalizing inventory during the nine months ended September 30, 2017 once the FDA approved XERMELO as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval were recorded as research and development expenses in the consolidated statements of comprehensive loss. Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialization inventory is expected to be sold over approximately the next two years. As a result, cost of sales for the next two years will reflect a lower average per unit cost of materials. Cost of sales for each of the three months ended September 30, 2018 and 2017 includes $0.4 million, and for the nine months ended September 30, 2018 and 2017 includes $1.3 million and $1.0 million, respectively, of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total research and development expense	$13.8	$39.1	$88.1	$109.7
Dollar decrease	$25.4		$21.6
Percentage decrease	65%		20%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2018 decreased 81% to $5.7 million, and for the nine months ended September 30, 2018 decreased 26% to $60.4 million as compared to the corresponding period in 2017 primarily due to decreases in external clinical development costs relating to sotagliflozin. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended September 30, 2018 decreased 15% to $4.3 million, and for the nine months ended September 30, 2018 decreased 8% to $15.8 million as compared to the corresponding periods in 2017, primarily due to decreases in incentive compensation. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2018 increased 10% to $1.5 million, and for the nine months ended September 30, 2018 increased 22% to $4.5 million as compared to the corresponding periods in 2017, primarily due to a shorter vesting period of the annual restricted stock unit awards granted in 2018.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2018 decreased 8% to $0.7 million, and for the nine months ended September 30, 2018 decreased 7% to $2.1 million as compared to the corresponding periods in 2017.

•
Other – Other costs for the three months ended September 30, 2018 increased 11% to $1.6 million, and for the nine months ended September 30, 2018 increased 17% to $5.3 million as compared to the corresponding periods in 2017.

Increase in Fair Value of Symphony Icon Liability

The increase in fair value of the Symphony Icon purchase liability was $2.1 million in the nine months ended September 30, 2017 (see Note 6, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements (unaudited), for more information).

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total selling, general and administrative expense	$15.6	$16.7	$47.2	$50.1
Dollar decrease	$1.1		$2.9
Percentage decrease	7%		6%
Selling, general and administrative expenses consist primarily of personnel costs to sell XERMELO and to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended September 30, 2018 decreased 8% to $6.5 million, and for the nine months ended September 30, 2018 decreased 9% to $20.8 million as compared to the corresponding periods in 2017, primarily due to lower incentive compensation. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional and consulting fees – Professional and consulting fees for the three months ended September 30, 2018 decreased 12% to $5.1 million, and for the nine months ended September 30, 2018 decreased 8% to $14.4 million as compared to the corresponding periods in 2017, primarily due to changes in marketing costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2018 increased 14% to $1.4 million, and for the nine months ended September 30, 2018 increased 23% to $4.3 million as compared to the corresponding periods in 2017, primarily due to a shorter vesting period of the annual restricted stock unit awards granted in 2018.

•
Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2018 increased 8% to $0.5 million, and for the nine months ended September 30, 2018 decreased 5% to $1.5 million as compared to the corresponding periods in 2017.

•
Other – Other costs for the three months ended September 30, 2018 decreased 1% to $2.0 million, and for the nine months ended September 30, 2018 decreased 5% to $6.2 million as compared to the corresponding periods in 2017.

Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense for the three months ended September 30, 2018 and 2017 was $5.3 million and $1.6 million, and for the nine months ended September 30, 2018 and 2017 was $15.6 million and $4.8 million. The increase in interest expense is related to the BioPharma Term Loan funded in December 2017.

Interest and Other Income, Net. Interest and other income, net for the three months ended September 30, 2018 and 2017 was $0.8 million and $0.4 million, and for the nine months ended September 30, 2018 and 2017 was $2.7 million and $1.4 million, respectively.

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

Net Loss and Net Loss per Common Share
Net Loss and Net Loss per Common Share. Net loss decreased to $27.5 million in the three months ended September 30, 2018 from $30.7 million in the corresponding period in 2017. Net loss per common share decreased to $0.26 in the three months ended September 30, 2018 from $0.29 in the corresponding period in 2017. Net loss increased to $104.3 million in the nine months ended September 30, 2018 from $100.7 million in the corresponding period in 2017. Net loss per common share increased to $0.99 in the nine months ended September 30, 2018 from $0.96 in the corresponding period in 2017.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments to us under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through September 30, 2018, we had received net proceeds of $1.5 billion from issuances of common and preferred stock and convertible and term debt. In addition, from our inception through September 30, 2018, we received $851.2 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, sales of compound libraries and reagents, and government grants and contracts, of which $817.1 million had been recognized as revenues through September 30, 2018.
As of September 30, 2018, we had $187.3 million in cash, cash equivalents and investments. As of December 31, 2017, we had $310.8 million in cash, cash equivalents and investments. We used cash of $121.5 million in operations in the nine months ended September 30, 2018. This consisted primarily of the net loss for the period of $104.3 million and a net decrease in operating liabilities net of assets of $29.8 million, partially offset by non-cash charges of $8.8 million related to stock-based compensation expense and $3.7 million related to depreciation and amortization expense, including amortization of debt issuance costs. Investing activities provided cash of $110.8 million in the nine months ended September 30, 2018, primarily due to net maturities of investments of $110.9 million. Financing activities used cash of $2.1 million, representing debt repayments of $14.2 million, partially offset by debt borrowings of $12.5 million. Cash was also used to repurchase $1.0 million of common stock.
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
Facilities. In August 2018, our subsidiary Lex-Gen Woodlands, L.P. entered into a term loan and security agreement, refinancing the previously existing mortgage on our facilities in The Woodlands, Texas. The loan agreement provides for a $12.9 million mortgage on the property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020.
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
We had approximately $187.3 million in cash and cash equivalents and short-term investments as of September 30, 2018. We believe that the working capital available to us will be sufficient to fund our operations for at least the next 12 months.
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

During the nine months ended September 30, 2018, we implemented processes and internal controls to our revenue recognition processes and control activities in the adoption of ASU 2014-09, “Revenue from Contracts with Customers”. The implementation of these processes resulted in changes to internal control over financial reporting, which we believe were material. There were no other changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Term Loan and Security Agreement, dated as of August 30, 2018, between Lex-Gen Woodlands, L.P. and Revere Credit Opportunities Fund III, LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2018 and incorporated by reference herein).

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

Lexicon Pharmaceuticals, Inc.

Date:	November 1, 2018	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	November 1, 2018	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
10.1	—
Term Loan and Security Agreement, dated as of August 30, 2018, between Lex-Gen Woodlands, L.P. and Revere Credit Opportunities Fund III, LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2018 and incorporated by reference herein).

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