Form 10-K
period 2018-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2019-03-15
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (check one):  Large accelerated filer  ☐  Accelerated filer  ☑ Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $491.5 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2018 of $12.00 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of March 8, 2019, 106,271,927 shares of common stock were outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2019 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

Item 1. Business

Overview

Lexicon Pharmaceuticals is a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the commercialization or development of our four most advanced drug programs:

•
We are commercializing XERMELO® (telotristat ethyl), an orally-delivered small molecule drug, in the United States for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have granted Ipsen Pharma SAS, or Ipsen, an exclusive, royalty-bearing right to commercialize XERMELO outside of the United States and Japan. Ipsen is commercializing XERMELO in multiple countries, including the United Kingdom and Germany, and is preparing to commercialize XERMELO in certain additional countries. We are also developing telotristat ethyl as a treatment for biliary tract cancer and are conducting a Phase 2a clinical trial of telotristat ethyl in biliary tract cancer patients.

•
We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have granted Sanofi-Aventis Deutschland GmbH, or Sanofi, an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin. We have reported positive data from two pivotal Phase 3 clinical trials and a third Phase 3 clinical trial of sotagliflozin in type 1 diabetes patients. Sanofi has submitted applications for regulatory approval to market sotagliflozin for type 1 diabetes in the United States, the European Union and certain additional countries, and we and Sanofi are preparing for the commercial launch of sotagliflozin for the treatment of type 1 diabetes, if approved. Sanofi is also conducting a comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes.

•
We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have reported positive top-line data from an initial Phase 1a clinical trial of LX9211 and are conducting a Phase 1b clinical trial of LX9211.

•
We are developing LX2761, an orally-delivered small molecule drug candidate, as a treatment for diabetes. We have reported top-line data from two Phase 1 clinical trials of LX2761 and are presently evaluating the further clinical development of LX2761. We have granted Sanofi certain rights of first negotiation with respect to the future development and commercialization of LX2761.

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

Drug Programs

We are devoting most of our resources to the commercialization or development of our four most advanced drug programs: XERMELO (telotristat ethyl), which we are commercializing for carcinoid syndrome diarrhea and developing for biliary tract cancer; sotagliflozin, which we are developing for type 1 and type 2 diabetes; LX9211, which we are developing for neuropathic pain; and LX2761, which we are developing for diabetes. We have also advanced a number of additional compounds into various stages of clinical and preclinical development.

XERMELO (telotristat ethyl)

We commercially launched XERMELO, an orally-delivered small molecule compound, following regulatory approval in the United States in February 2017 for the treatment of carcinoid syndrome diarrhea in combination with SSA therapy in adults inadequately controlled by SSA therapy. XERMELO was discovered by our scientists and inhibits tryptophan hydroxylase, or TPH, the rate-limiting enzyme for serotonin production found primarily in enterochromaffin cells of the gastrointestinal tract. Carcinoid syndrome is characterized by frequent and debilitating diarrhea and can result when these cells become cancerous and metastisize to the liver or other organs, where they overproduce serotonin. The recommended dose of XERMELO is 250mg three times daily, and the full prescribing information for XERMELO includes certain warnings and precautions relating to constipation.

We have entered into a license and collaboration agreement under which we granted Ipsen an exclusive, royalty-bearing right and license to commercialize XERMELO outside of the United States and Japan. Ipsen has received approval from the European Commission to market XERMELO for the treatment of carcinoid syndrome diarrhea in all member states of the European Union, Norway and Iceland and from certain other regulatory authorities to market XERMELO in additional countries. Ipsen has commercially launched XERMELO in multiple countries, including the United Kingdom and Germany, and is preparing to commercially launch XERMELO in certain additional countries.

As part of our life cycle management of the program, we are conducting a Phase 2a clinical trial evaluating the safety and tolerability of telotristat ethyl and its effects on biliary tract cancer. The trial is expected to enroll approximately 54 patients with unresectable, locally advanced, recurrent or metastatic biliary tract cancer in an open-label, two-stage study of a 250mg three times daily dose of telotristat ethyl over an initial 7-day treatment period, followed by a 500mg three times daily dose of telotristat ethyl over subsequent 21-day treatment cycles until cessation of treatment for disease progression, toxicity or patient withdrawal. Standard of care, first-line chemotherapy doses of cisplatin and gemcitabine will be administered on days one and eight of each 21-day treatment cycle. The trial is designed to be conducted in two stages, each of which is expected to enroll approximately 27 patients. The primary efficacy endpoint under evaluation is the progression-free survival rate at six months, with secondary endpoints including progression-free survival at 12 months, overall survival rates, disease control rates and weight change.

Sotagliflozin

Sotagliflozin is an orally-delivered small molecule compound that we and Sanofi are developing for the treatment of type 1 and type 2 diabetes mellitus. Sotagliflozin was discovered by our scientists and inhibits both sodium-glucose cotransporter type 2, or SGLT2, a transporter responsible for most of the glucose reabsorption performed by the kidney, and sodium-glucose cotransporter type 1, or SGLT1, a transporter responsible for glucose and galactose absorption in the gastrointestinal tract. Our scientists discovered that mice lacking SGLT1, SGLT2 or both exhibit potent anti-diabetic phenotypes across multiple measures of glucose control and metabolism, and found that compounds inhibiting both targets had a favorable preclinical profile relative to compounds selective for SGLT2.

We have entered into a collaboration and license agreement with Sanofi under which we granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right and license to develop, manufacture and commercialize sotagliflozin.

Type 1 Diabetes.

We have completed three Phase 3 clinical trials evaluating the safety and tolerability of sotagliflozin and its effects on glycemic parameters associated with type 1 diabetes.

Our pivotal inTandem1 Phase 3 clinical trial enrolled 793 patients with type 1 diabetes in the United States and Canada in a randomized, double-blind, placebo-controlled study of 200mg and 400mg once daily doses of sotagliflozin over a 24-week treatment period, followed by a 28-week extension. Insulin therapy was optimized in patients over a 6-week period prior to dosing. The primary efficacy endpoint under evaluation in the trial was the reduction of hemoglobin A1c, or A1C, versus placebo on optimized insulin treatment at 24 weeks, with secondary endpoints including percentage of patients achieving A1C levels of less than 7% without experiencing an event of severe hypoglycemia or diabetic ketoacidosis, or DKA, change in meal-time, or bolus, insulin use, body weight, fasting plasma glucose and patient-reported assessments. Data from the study showed that patients treated with sotagliflozin experienced statistically significant reductions in A1C from baseline of 0.43% for the 200mg dose (p<0.001) and 0.48% for the 400mg dose (p<0.001), as compared to a reduction of 0.07% on placebo after 24 weeks of treatment, meeting the study’s primary efficacy endpoint at both dose levels. The A1C benefit achieved with sotagliflozin was sustained with statistically significant results over the full 52-week duration of the study for both the 200mg and 400mg doses. Benefits in all secondary efficacy endpoints were observed in both the 200mg and 400mg dose arms compared to placebo, with statistically significant improvements in all secondary efficacy endpoints observed in the 400mg dose arm and in the percentage of patients achieving A1C levels of less than 7% without any severe hypoglycemia or DKA events and weight loss observed in the 200mg dose arm and statistically significant improvements in all secondary efficacy endpoints observed in the 400mg dose arm. Over the full 52-week treatment period, the incidences of treatment-emergent adverse events in the placebo, 200mg and 400mg dose arms were 80.6%, 81.7% and 79.8%, respectively; the incidences of serious adverse events were 7.5%, 10.3% and 11.1%, respectively; and the incidences of discontinuation due to adverse events were 4.1%, 4.9% and 6.5%, respectively. Potential cases of severe hypoglycemia and DKA were reviewed by a blinded adjudication panel, which determined whether such cases met pre-established diagnostic criteria. The number of patients with positively adjudicated severe hypoglycemic events during the full 52-week treatment period was 26 (9.7%), 17 (6.5%) and 17 (6.5%) in the placebo, 200mg and 400mg dose arms, respectively. The number of patients with positively adjudicated DKA events during the full 52-week treatment period was 1 (0.4%), 9 (3.4%) and 11 (4.2%) in the placebo, 200mg and 400mg dose arms, respectively.

Our pivotal inTandem2 Phase 3 clinical trial enrolled 782 patients with type 1 diabetes in Europe and Israel in a randomized, double-blind, placebo-controlled study of 200mg and 400mg once daily doses of sotagliflozin over a 24-week treatment period, followed by a 28-week extension. Insulin therapy was optimized in patients over a 6-week period prior to dosing. As with inTandem1, the primary efficacy endpoint under evaluation in the trial was the reduction of A1C versus placebo on optimized insulin treatment at 24 weeks, with secondary endpoints including percentage of patients achieving A1C levels of less than 7% without experiencing a severe hypoglycemia or DKA event, change in bolus insulin use, body weight, fasting plasma glucose and patient-reported assessments. Data from the study showed that patients treated with sotagliflozin experienced statistically significant reductions in A1C from baseline of 0.39% for the 200mg dose (p<0.001) and 0.37% for the 400mg dose (p<0.001), as compared to a reduction of 0.02% on placebo after 24 weeks of treatment, meeting the study’s primary efficacy endpoint at both dose levels. The A1C benefit achieved with sotagliflozin was sustained with statistically significant results over the full 52-week duration of the study for both the 200mg and 400mg doses. Statistically significant improvements in all secondary efficacy endpoints were observed in both the 200mg and 400mg dose arms compared to placebo. Over the full 52-week treatment period, the incidences of treatment-emergent adverse events in the placebo, 200mg and 400mg dose arms were 61.2%, 68.2% and 68.8%, respectively; the incidences of serious adverse events were 6.6%, 10.0% and 8.0%, respectively; and the incidences of discontinuation due to adverse events were 3.5%, 3.8% and 6.8%, respectively. Potential cases of severe hypoglycemia and DKA were reviewed by a blinded adjudication panel, which determined whether such cases met pre-established diagnostic criteria. The number of patients with positively adjudicated severe hypoglycemic events during the full 52-week treatment period was 13 (5.0%), 13 (5.0%) and 6 (2.3%) in the placebo, 200mg and 400mg dose arms, respectively. The number of patients with positively adjudicated DKA events during the full 52-week treatment period was 0 (0.0%), 6 (2.3%) and 9 (3.4%) in the placebo, 200mg and 400mg dose arms, respectively.

We have additionally reported pooled continuous glucose monitoring, or CGM, data from the inTandem1 and inTandem2 clinical trials. The percentage of time during the initial 24-week treatment period spent inside the target range for CGM glucose (70-180 mg/dL) increased from 52.2% to 57.8% in patients treated with 200mg of sotagliflozin and from 50.7% to 64.1% in patients treated with 400mg of sotagliflozin, with no relevant change observed in patients receiving placebo. The differences from placebo were clinically significant for both the 200mg and 400mg dose groups (p=0.026 and p<0.001, respectively). The increase in time spent in range by both sotagliflozin dose groups was a result of significantly reduced time spent above 180 mg/dL, while the time spent below 70 mg/dL was not increased. These results translate into an additional 1.41 hours and 3.02 hours that a patient would spend within the 70-180 mg/dL target range in a 24-hour period, for the 200mg and 400mg dose groups respectively.

Our inTandem3 Phase 3 clinical trial enrolled 1,405 patients with type 1 diabetes in the United States and Europe in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of sotagliflozin over a 24-week treatment period. Insulin therapy was not optimized in patients and eligibility criteria included any background insulin therapy. The primary efficacy endpoint under evaluation in the trial was the proportion of patients achieving A1C levels of less than 7% at 24 weeks without experiencing a severe hypoglycemic or DKA event, with secondary endpoints including the change from baseline in A1C, body weight, systolic blood pressure and bolus insulin use. Data from the study showed statistically significant superiority of sotagliflozin (28.6%) compared to placebo (15.2%) in the proportion of patients achieving A1C levels of less than 7% without experiencing a severe hypoglycemic or DKA event (p<0.001), meeting the study’s primary endpoint. Patients treated with sotagliflozin also experienced statistically significant improvements in all secondary efficacy endpoints compared to placebo. The incidences of treatment-emergent adverse events in the placebo and 400mg dose arms were 52.5% and 55.1%, respectively; the incidences of serious adverse events were 3.3% and 6.9%, respectively; and the incidences of discontinuation due to adverse events were 2.3% and 6.3%, respectively. Potential cases of severe hypoglycemia and DKA were reviewed by a blinded adjudication panel, which determined whether such cases met pre-established diagnostic criteria. The number of patients with positively adjudicated severe hypoglycemic events during the 24-week treatment period was 17 (2.4%) and 21 (3.0%) in the placebo and 400mg dose arms, respectively. The number of patients with positively adjudicated DKA events during the 24-week treatment period was 4 (0.6%) and 21 (3.0%) in the placebo and 400mg dose arms, respectively. Results from the inTandem3 trial were published in the New England Journal of Medicine in September 2017.

Sanofi has submitted applications for regulatory approval to market sotagliflozin for type 1 diabetes in the United States, the European Union and certain additional countries. On January 17, 2019, the Endocrinologic and Metabolic Drugs Advisory Committee of the U.S. Food and Drug Administration, or FDA, voted eight to eight on the question of whether the overall benefits of sotagliflozin outweighed the risks to support approval. While the FDA is not required to follow the committee’s vote, the FDA considers the committee’s recommendations when making its decision on the United States application, which is anticipated by March 22, 2019 under the Prescription Drug User Fee Act.

On February 28, 2019, the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use adopted a positive opinion recommending regulatory approval of sotagliflozin for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes with a body mass index of 27 kg/m2 or greater, who have failed to achieve adequate glycemic control despite optimal insulin therapy. The European Commission is anticipated to make a final decision on the European Union application in the second quarter of 2019.

We and Sanofi are working with the FDA, EMA and other regulatory authorities in support of their review process and preparing for the commercial launch of sotagliflozin for the treatment of type 1 diabetes, if approved.

Type 2 Diabetes.

Sanofi is conducting a comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes patients, including the following randomized, double-blind, placebo-controlled studies:

•	200mg and 400mg once daily doses of sotagliflozin as monotherapy in approximately 400 patients over a 26-week treatment period;

•	400mg once daily dose of sotagliflozin in approximately 500 patients on background metformin therapy over a 26-week treatment period, followed by a 53-week extension;

•	400mg once daily dose of sotagliflozin in approximately 500 patients added to sulfonylurea alone or in combination with metformin over a 26-week treatment period, followed by a 53-week extension;

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

•	200mg and 400mg once daily doses of sotagliflozin in approximately 930 patients on background metformin therapy compared to up to a 6mg dose of glimepiride over a 52-week treatment period;

•
200mg and 400mg once daily doses of sotagliflozin in approximately 360 patients aged 55 years or older, with or without any stable anti-diabetes therapy, evaluating efficacy and bone safety over a 26-week treatment period, followed by a 78-week extension; and

•
200mg or 400mg once daily doses of sotagliflozin in approximately 4,000 hemodynamically stable patients with type 2 diabetes post-worsening heart failure over a treatment period determined by cardiovascular outcome events, currently expected to be approximately three years.

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

The Phase 2a clinical trial enrolled 36 patients with non-insulin dependent type 2 diabetes in a double-blind, randomized, placebo-controlled study of 150mg and 300mg doses of sotagliflozin, each administered once daily over a four-week treatment period. The efficacy endpoints under evaluation in the trial included urinary glucose excretion, fasting plasma glucose, response to oral glucose tolerance testing, and change in A1C. Data from the study showed that treatment with 150mg and 300mg of sotagliflozin provided improvements in glycemic control and demonstrated statistically significant benefits in the primary and multiple secondary efficacy endpoints. A marked and statistically significant decrease in fasting plasma glucose was observed at each measurement point throughout the treatment period in both treatment arms relative to placebo. After four weeks of dosing, patients in both dose groups exhibited statistically significant reductions in A1C as compared to patients receiving placebo (p=0.001 and p<0.001 for the 150mg and 300mg treatment arms, respectively). Patients in both treatment arms also exhibited statistically significant improvements in glucose tolerance in response to oral glucose tolerance testing (p<0.001 for both treatment arms). Consistent with the mechanism of action of sotagliflozin, there was also a significant, dose-dependent increase in 24-hour urinary glucose excretion in both treatment arms at each measurement point throughout the study period relative to placebo (p<0.001 at all time points measured). Patients in both treatment arms also showed positive trends in broader metabolic and cardiovascular parameters, including weight reduction, decreased blood pressure and lower triglyceride levels. Sotagliflozin was well tolerated in the trial, with no dose-limiting toxicities observed and adverse events being generally mild and equally distributed across all treatment groups, including the placebo group.

LX9211

LX9211 is an orally-delivered small molecule compound that we are developing for the treatment of neuropathic pain. LX9211 was discovered by scientists working within our drug discovery alliance with Bristol-Myers Squibb and inhibits adaptor associated kinase 1, or AAK1. Our scientists discovered that mice lacking AAK1 exhibit increased resistance to induced neuropathic pain in preclinical models.

We reported top-line data in December 2018 from a Phase 1a clinical trial evaluating the safety, tolerability and pharmacokinetics of LX9211. The trial enrolled ten cohorts of healthy volunteers in a randomized, double-blind, placebo-controlled, ascending single dose study of daily doses of LX9211. LX9211 demonstrated a safety, tolerability and pharmacokinetics profile identifying the maximum tolerated dose and supportive of once daily, or less frequent, dosing.

Pharmacokinetics results were dose proportional over substantially all of the dose range. The most common adverse event was headache and there were no drug-related serious adverse events.

We are conducting a Phase 1b clinical trial further evaluating the safety, tolerability and pharmacokinetics of LX9211. The trial is expected to enroll up to 40 healthy volunteers in a randomized, double-blind, placebo-controlled, ascending multiple dose study of daily doses of LX9211 over a 14-day treatment period.

We have obtained exclusive research, development and commercialization rights to LX9211 and additional compounds acting through AAK1 from Bristol-Myers Squibb.

LX2761

LX2761 is an orally-delivered small molecule compound that we are developing for the treatment of diabetes. LX2761 was discovered by our scientists and is designed to inhibit SGLT1 locally in the gastrointestinal tract without any significant inhibition of SGLT2 in the kidney.

We reported top-line data in December 2018 from two Phase 1 clinical trials evaluating the safety, tolerability, pharmacodynamics and pharmacokinetics of LX2761. The Phase 1a trial enrolled five cohorts of healthy volunteers and two cohorts of type 2 diabetes patients in a randomized, double-blind, placebo-controlled, ascending single dose study of daily doses of LX2761. Patients with type 2 diabetes were washed off metformin for three days prior to dosing. LX2761 demonstrated minimal absorption and no systemic effect, with no increase in urine glucose excretion from baseline. LX2761 also reduced postprandial glucose in diabetic patients while increasing plasma levels of glucagon-like peptide-1, or GLP-1, a hormone produced in the small intestine that stimulates insulin secretion and inhibits glucagon secretion. The most common adverse and dose-limiting event was diarrhea.

The Phase 1b trial enrolled 51 patients with type 2 diabetes in a randomized, double-blind, placebo-controlled ascending multiple dose study of daily doses of LX2761, administered as a single dose or twice per day over an 8-day treatment period. Patients were treated with metformin at the time of screening and for the duration of the study. LX2761 showed reduced postprandial glucose, demonstrating delayed and reduced intestinal glucose absorption while increasing plasma levels of GLP-1 with minimal effect on urinary glucose excretion. The most common adverse event was diarrhea. We are presently evaluating the further clinical development of LX2761.

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

We are responsible for all clinical development activities relating to type 1 diabetes and have exercised an exclusive option to co-promote and have a significant role, in collaboration with Sanofi, in the commercialization of sotagliflozin for the treatment of type 1 diabetes in the United States. Under the terms of the exercised co-promotion option, we will fund 40 percent of the commercialization costs relating to such co-promotion activities. Sanofi is responsible for all clinical development and commercialization of sotagliflozin for the treatment of type 2 diabetes worldwide and is solely responsible for the commercialization of sotagliflozin for the treatment of type 1 diabetes outside the United States. We shared in the funding of a portion of the planned type 2 diabetes development costs over the first three years of the collaboration, up to an aggregate of $100 million, which was satisfied in 2018. Sanofi will book sales worldwide in all indications.

Ipsen. We entered into a license and collaboration agreement with Ipsen in October 2014 under which we granted Ipsen an exclusive, royalty-bearing right and license to commercialize XERMELO outside of the United States, Canada and Japan. The collaboration was expanded in March 2015 to include Canada. We have received $24.5 million in upfront payments and $20.5 million in regulatory and commercial launch milestones under the agreement. In addition, we are eligible to receive up to an additional $11.8 million upon the achievement of additional specified regulatory and commercial launch milestones and up to €72 million upon the achievement of specified sales milestones. We are also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the licensed territory, subject to a credit for Ipsen’s payments to us for the manufacture and supply of such units of XERMELO and customary royalty reduction provisions.

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

Manufacturing and Product Supply

We do not own or operate manufacturing or distribution facilities or resources for clinical or commercial production and distribution of XERMELO or any of our drug candidates. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations, or CMOs, who, on our behalf, manufacture commercial supplies of XERMELO and clinical supplies of our drug candidates, and will continue to do so for the foreseeable future. Sanofi is responsible for the manufacture of all clinical and commercial supplies of sotagliflozin under the terms of our collaboration. We have selected well-established and reputable global CMOs for our active pharmaceutical ingredient, or API, and drug product manufacturing that have good regulatory standing, large manufacturing capacities, and multiple manufacturing sites within their business footprint. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our CMOs. Our quality department audits these suppliers on a periodic basis. Our commercial suppliers are subject to routine inspections by regulatory agencies. We work closely with our third-party manufacturers to ensure compliance with current good manufacturing practices, or cGMP, and other stringent regulatory requirements enforced by the FDA and foreign regulatory agencies in other territories, as applicable.

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

Within our supply chain, we have established safety stock amounts for both our API and drug products, and store those quantities for XERMELO in multiple locations. The quantities that we store are based on our business needs and take into account scenarios for demand, production lead times, potential supply interruptions and shelf life for our API and drug products. In parallel, for business continuity reasons, we have established a backup supplier for our API and are in the process of evaluating and expect to establish an additional or backup supplier for our drug product in the near future. We believe that our current manufacturing network has the appropriate capacity to produce sufficient commercial quantities of XERMELO for both our and Ipsen’s commercialization efforts in support of the current approved indication of carcinoid syndrome diarrhea, as well as the potential indication of biliary tract cancer, if clinical development in that indication proves to be successful and gains regulatory approval in the future.

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

To help ensure that all eligible patients in the United States have appropriate access to XERMELO, we have established a comprehensive reimbursement and support program called LexCares. Through LexCares, we provide co-pay assistance to qualified, commercially insured patients to help minimize out-of-pocket costs and provide free drug to uninsured or under-insured patients who meet certain clinical and financial criteria. In addition, LexCares is designed to provide comprehensive reimbursement support services, such as benefits investigation and, if needed, appeals support.

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

Our principal competition for XERMELO includes the use, above their maximum labeled dose, of the established SSA therapies octreotide and lanreotide, injectable products currently marketed by Novartis and Ipsen, respectively, as well as lutetium Lu 177 dotatate, a radiopharmaceutical product currently marketed for the treatment of gastroenteropancreatic neuroendocrine tumors by Advanced Accelerator Applications (a subsidiary of Novartis).

If approved for the treatment of type 1 diabetes, we expect that our principal competition for sotagliflozin will include established insulin therapies, as well as selective SGLT2 inhibitors currently being prescribed off-label, but which may gain regulatory approval, for the treatment of type 1 diabetes. Such selective SGLT2 inhibitors include dapagliflozin, empagliflozin and canagliflozin, currently marketed for the treatment of type 2 diabetes by AstraZeneca, Boehringer Ingelheim and Eli Lilly, and Janssen (a subsidiary of Johnson & Johnson), respectively. The EMA Committee for Medicinal Products for Human Use has adopted a positive opinion recommending regulatory approval for AstraZeneca to market dapagliflozin for the treatment of insufficiently controlled type 1 diabetes as an adjunct to insulin in adult patients with a body mass index of 27 kg/m2 or greater, when insulin alone does not provide adequate glycaemic control despite optimal insulin therapy. If approved for the treatment of type 2 diabetes, we expect that our principal competition for sotagliflozin will include such selective SGLT2 inhibitors, as well as DPP-4 inhibitors such as sitagliptin, currently marketed for the treatment of type 2 diabetes by Merck.

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

Patents and Proprietary Rights

We are able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own or exclusively license patents and/or patent applications throughout the world that claim our products and drug candidates, including:

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

•
pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Argentina, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that disclose and/or claim LX9211, pharmaceutical compositions comprising LX9211, and methods of its use; and

•
pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Argentina, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that disclose and/or claim LX2761, pharmaceutical compositions comprising LX2761, and methods of its use.

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

Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Lonnel Coats	54	President and Chief Executive Officer and Director
Pablo Lapuerta, M.D.	55	Executive Vice President and Chief Medical Officer
Alan J. Main, Ph.D.	65	Executive Vice President, Commercial Supply Operations
Alexander A. Santini	60	Executive Vice President and Chief Commercial Officer
Praveen Tyle, Ph.D.	58	Executive Vice President, Research and Development
Jeffrey L. Wade	54	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer
James F. Tessmer	59	Vice President, Finance and Accounting

Lonnel Coats has been our president and chief executive officer and a director since July 2014. Mr. Coats previously served in a series of executive leadership positions at Eisai Inc. and Eisai Corporation of North America, where he worked for 18 years before joining our company, most recently as chief executive officer from 2010 to 2014. Prior to joining Eisai, Mr. Coats spent eight years with Janssen Pharmaceuticals, Inc., a division of Johnson & Johnson, where he held a variety of management and sales positions. Mr. Coats serves as a director of Blueprint Medicines Corporation and holds a B.S. from Oakland University.
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

Employees

As of February 28, 2019, we employed 202 persons, of whom 34 hold M.D. or Ph.D. degrees and another 63 hold other advanced degrees.  All of our employees are located in the United States. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

Research and Development Expenses

In 2018, 2017 and 2016, respectively, we incurred expenses of $100.2 million, $152.2 million and $164.0 million in company-sponsored as well as collaborative research and development activities, including $6.0 million, $4.9 million and $3.9 million of stock-based compensation expense in 2018, 2017 and 2016, respectively.

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
We depend heavily on our and Sanofi’s ability to obtain regulatory approval in the United States and the European Union for sotagliflozin in type 1 diabetes. If we and Sanofi fail to obtain such regulatory approvals or fail to successfully commercialize sotagliflozin for type 1 diabetes upon such regulatory approvals, our business will suffer and our stock price will likely decline.
Sanofi has submitted applications for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and the European Union, as well as additional countries. On January 17, 2019, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA voted eight to eight on the question of whether the overall benefits of sotagliflozin outweighed the risks to support approval. While the FDA is not required to follow the committee’s vote, the FDA considers the committee’s recommendations when making its decision on the United States application, which is anticipated by March 22, 2019 under the Prescription Drug User Fee Act.

On February 28, 2019, the EMA Committee for Medicinal Products for Human Use adopted a positive opinion recommending regulatory approval of sotagliflozin for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes with a body mass index of 27 kg/m2 or greater, who have failed to achieve adequate glycemic control despite optimal insulin therapy. The European Commission is anticipated to make a final decision on the European Union application in the second quarter of 2019.

We cannot offer any assurances or predict with any certainty that the FDA and/or EMA will grant marketing approval for sotagliflozin in type 1 diabetes, in either case on the expected timelines. Furthermore, regulatory approvals for sotagliflozin in type 1 diabetes, even if obtained, may limit the type of patients in which sotagliflozin may be used, such as on the basis of body mass index as recommended by the EMA Committee for Medicinal Products for Human Use, or otherwise require specific warning or labeling language, each of which may reduce the commercial potential of sotagliflozin in type 1 diabetes. Even if approved, we and Sanofi might not be successful in commercializing sotagliflozin for type 1 diabetes. Should we and Sanofi fail to obtain regulatory approval in the United States and/or the European Union for sotagliflozin in type 1 diabetes or fail to successfully commercialize sotagliflozin upon such regulatory approvals, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.
We depend heavily on Sanofi’s ability to successfully complete Phase 3 clinical development and obtain regulatory approvals for sotagliflozin in type 2 diabetes. If Sanofi fails to successfully complete such Phase 3 clinical development and obtain such regulatory approvals, or fails to successfully commercialize sotagliflozin for type 2 diabetes upon such regulatory approvals, our business will suffer and our stock price will likely decline.
Sanofi is presently conducting a comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes patients. We cannot offer any assurances or predict with any certainty that such Phase 3 clinical development will be successfully completed, that positive clinical data will be obtained from such Phase 3 clinical development efforts or that regulatory authorities will grant marketing approval for sotagliflozin in type 2 diabetes, in any such case on the expected timelines. Furthermore, regulatory approvals for sotagliflozin, even if obtained, may limit the type of patients in which sotagliflozin may be used for type 2 diabetes or otherwise require specific warning or labeling language, each of which may reduce the commercial potential of sotagliflozin in type 2 diabetes. Even if approved, Sanofi might not be successful in commercializing sotagliflozin for type 2 diabetes. Should Sanofi fail to obtain regulatory approvals for sotagliflozin in type 2 diabetes or fail to successfully commercialize sotagliflozin upon such regulatory approvals, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.

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

If we are unable to maintain an effective sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize XERMELO or any other products that we or our collaborators may develop.
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

If we are unable to sustain our sales force, marketing infrastructure and distribution capability for XERMELO or any other products, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.
We will need to continue to expend significant time and resources to train our sales force to be credible, persuasive and compliant in discussing XERMELO and any other products with the specialists treating the patients indicated under the label. We will also need to continue to train our sales force to ensure that a consistent and appropriate message about XERMELO and any other products is being delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of XERMELO and any other products and their proper administration, our ability to successfully commercialize XERMELO and any other products could be diminished, which could have a material adverse effect on our financial condition, stock price and operations.
If we are unable to maintain adequate coverage and reimbursement from third-party payers for XERMELO and any other products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.

Our ability to successfully commercialize XERMELO and any other products that we or our collaborators may develop is highly dependent on the extent to which coverage and reimbursement for such products are available from third-party payers, including governmental payers, such as Medicare and Medicaid, and private health insurers, including managed care organizations and group purchasing organizations.  Many patients are not capable of paying themselves for XERMELO and some or all of the other products that we or our collaborators may develop, and rely on third-party payers to pay for, or subsidize, their medical needs.  If third-party payers do not provide coverage or reimbursement for XERMELO or any other products, our revenues and prospects for profitability will suffer.  In addition, even if third-party payers provide some coverage or reimbursement for such products, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.

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

The pharmaceutical and biotechnology industries are highly diversified and are characterized by rapid technological change.  We and our collaborators face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our or our collaborators’ ability to commercialize our drug candidates.  XERMELO and any other products that we or our collaborators develop will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop products that would render XERMELO and any other products that we or our collaborators develop obsolete and noncompetitive.  For example, dapagliflozin, empagliflozin and canagliflozin are currently being marketed by AstraZeneca, Boehringer Ingelheim and Eli Lilly, and Janssen (a subsidiary of Johnson & Johnson), respectively, for the treatment of type 2 diabetes. In addition, the EMA Committee for Medicinal Products for Human Use has adopted a positive opinion recommending regulatory approval for AstraZeneca to market dapagliflozin for the treatment of insufficiently controlled type 1 diabetes as an adjunct to insulin in adult patients with a body mass index of 27 kg/m2 or greater, when insulin alone does not provide adequate glycemic control despite optimal insulin therapy. Each of those products act through SGLT2, one of the targets of sotagliflozin.  In addition, there may be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates.

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
As of December 31, 2018, we had $160.1 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from product revenues, collaborations and other sources will enable us to fund our currently planned operations for at least the next 12 months. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate. Our currently planned operations for the next twelve months include the continued commercialization of XERMELO in the United States; the continued support of the regulatory review process for sotagliflozin in type 1 diabetes; preparations for the commercial launch of sotagliflozin for type 1 diabetes in the United States, if approved; and the continued nonclinical and clinical development of telotristat ethyl, sotagliflozin, LX9211, LX2761 and our other drug candidates.

Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:

•	the success of our sales, marketing, distribution and other commercialization activities for XERMELO in the United States and the revenues we generate from that approved product;

•	the success of Ipsen’s sales, marketing, distribution and other commercialization activities for XERMELO outside of the United States and Japan;

•	our and Sanofi’s ability to obtain regulatory approvals for the marketing and sale of sotagliflozin for type 1 diabetes;

•	if approved, our and Sanofi’s ability to successfully commercialize sotagliflozin for type 1 diabetes;

•	the progress and scope of Sanofi’s development activities with respect to sotagliflozin in type 2 diabetes patients;

•	if approved, Sanofi’s ability to successfully commercialize sotagliflozin for type 2 diabetes;

•	the timing, progress and results of our clinical trials of telotristat ethyl, sotagliflozin, LX9211, LX2761 and our other drug candidates;

•	the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities and any future collaboration agreements;

•	the amount and timing of our research, development and commercialization expenditures;

•	future results from clinical trials of our other drug candidates;

•	the cost and timing of regulatory approvals and commercialization of additional drug candidates that we successfully develop;

•	the market acceptance and commercial success of additional products that we successfully develop and commercially launch;

•	the effect of competing programs and products, and of technological and market developments;

•	the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights; and

•	the cost and timing of establishing or contracting for commercialization capabilities of any other approved drug candidate.
Our capital requirements have and will continue to be substantial as we market XERMELO in the United States, support the regulatory review process for sotagliflozin in type 1 diabetes, prepare for the commercial launch of sotagliflozin for type 1 diabetes in the United States, conduct nonclinical and clinical development of telotristat ethyl, sotagliflozin, LX9211 and LX2761 and advance new drug candidates into clinical development.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary products and technologies.  For all of these reasons, our future capital requirements cannot easily be quantified.

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

We have incurred net losses since our inception, including net losses of $120.5 million for the year ended December 31, 2018, $123.0 million for the year ended December 31, 2017 and $131.4 million for the year ended December 31, 2016.  As of December 31, 2018, we had an accumulated deficit of $1.5 billion.  Because of the numerous risks and uncertainties associated with successfully developing and commercializing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the amount of our expenses. We expect to continue to incur significant expenses over the next several years as we expect to make significant investments in the commercialization of XERMELO in the United States, the commercialization of sotagliflozin for type 1 diabetes in the United States, if approved, and the continued nonclinical and clinical development of telotristat ethyl, sotagliflozin, LX9211, LX2761 and our other drug candidates.

Prior to the commercial launch of XERMELO, we derived substantially all of our revenues from strategic collaborations and other research and development collaborations and technology licenses. Future revenues from our commercialization of XERMELO are uncertain because they depend on a number of factors, including market acceptance of XERMELO, the success of our sales, marketing, distribution and other commercialization activities and the cost and availability of reimbursement for XERMELO. Future revenues from our existing collaborations are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our drug candidates, including XERMELO in the United States and Japan, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

We expect to spend significant amounts to fund our commercialization activities with respect to XERMELO in the United States, our preparations for the commercial launch of sotagliflozin for type 1 diabetes in the United States and our planned nonclinical and clinical development of telotristat ethyl, sotagliflozin, LX9211, LX2761 and our other drug candidates. As a result, we will need to generate substantial additional revenues to achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•	our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts;

•	our and Sanofi’s ability to obtain regulatory approval for the marketing and sale of sotagliflozin for type 1 diabetes;

•	the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities;

•	the success of our ongoing nonclinical and clinical development efforts;

•	the timing and amount of expenses incurred with respect to our nonclinical and clinical development and commercialization efforts;

•	our success in establishing new collaborations and technology licenses, and the timing of such arrangements;

•	the success rate of our development efforts leading to opportunities for new collaborations and licenses, as well as milestone payments and royalties;

•	the timing and willingness of our collaborators to commercialize pharmaceutical products that would result in milestone payments and royalties;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products and technologies;

•	general and industry-specific economic conditions, which may affect our and our collaborators’ research and development expenditures.

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

We have incurred $245.0 million of indebtedness. Although the affirmative and restrictive covenants and the pledge of substantially all of our assets as collateral under the BioPharma Term Loan restrict our ability to obtain additional debt financing, we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We require our own commercial supply of XERMELO for sale in the United States, and are required under our collaboration agreement to supply Ipsen’s commercial requirements of XERMELO in the European Union and other territories outside of the United States and Japan. We currently rely, and expect to continue to rely, on sole source third-party manufacturers to produce final drug product and package and label XERMELO. While we have identified and expect to qualify and engage back-up third-party manufacturers as additional or alternative suppliers for the production of final drug product and packaging and labeling of XERMELO, we currently do not have such arrangements in place. Moreover, some of these alternative manufacturers will need to be approved by the FDA before we can use them for manufacturing XERMELO. It is also possible that supplies of materials that cannot be second-sourced can be managed with inventory planning. There can be no assurance, however, that failure of any of our sole source third-party manufacturers to meet our and Ipsen’s commercial demands for XERMELO in a timely manner, or our failure to engage qualified additional or back-up suppliers for the production of final drug product and packaging and labeling of XERMELO, would not have a material adverse effect on commercialization of XERMELO and our business.

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

We are highly dependent upon the principal members of our management, as well as medical, clinical and commercial staff, the loss of whose services might adversely impact the achievement of our objectives.  Retaining and, where advisable, recruiting qualified medical, clinical and commercial personnel will be critical to support activities related to successfully executing on our commercial plan for XERMELO and advancing our nonclinical and clinical development programs for telotristat ethyl, sotagliflozin, LX9211, LX2761 and our other drug candidates.  Competition is intense for experienced medical, clinical and commercial personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Invus, L.P. and Invus C.V., which we collectively refer to as Invus, and their affiliates currently own approximately 61.0% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not be aligned with the interests of other holders of our common stock.

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

•	actions taken by regulatory agencies with respect to XERMELO, sotagliflozin, LX9211, LX2761 and our other drug candidates;

•	the announcement of new products by our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	developments in our relationships with our collaborators, including conflicts, litigation or the termination or modification of our agreements;

•	the announcement of an in-licensed drug candidate or strategic acquisition;

•	litigation, including intellectual property infringement and product liability lawsuits, involving us;

•	failure to achieve operating results projected by securities analysts;

•	changes in earnings estimates or recommendations by securities analysts;

•	the satisfaction of outstanding debt obligations or entry into new financing arrangements;

•	developments in the biotechnology or pharmaceutical industry;

•	sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;

•	departures of key personnel or board members;

•	FDA or international regulatory actions;

•	third-party coverage and reimbursement policies;

•	disposition of any of our drug programs or other technologies; and

•	other factors, including general market, economic and political conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
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

We are subject to securities litigation, which is expensive and could divert management attention.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and we are currently a target of this type of litigation. On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats and Jeffrey L. Wade was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through January 17, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. This case, and other litigation of this type, could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

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

We have identified a material weakness in our internal control over financial reporting that, if not properly remediated, could result in us being unable to provide required financial information in a timely and reliable manner.

Our management has identified a material weakness in our internal control over financial reporting as of December 31, 2018 relating to the design of our controls to prevent overstatement of estimated pass-through costs recorded in our clinical trial expense accruals. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of our internal control over financial reporting, a description of the identified material weakness and a summary of the remediation efforts we are implementing, see “Item 9A. Controls and Procedures.”

If we are not able to remediate the material weakness in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner, either of which could subject us to litigation and regulatory enforcement actions.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We currently own approximately 260,000 square feet of space for our corporate offices and laboratories in buildings located in The Woodlands, Texas, a suburb of Houston, Texas, and lease approximately 25,000 square feet of office space in Basking Ridge, New Jersey.

In August 2018, our subsidiary Lex-Gen Woodlands, L.P. entered into a term loan and security agreement refinancing the previously existing mortgage on our facilities in The Woodlands, Texas. The loan agreement provides for a $12.9 million mortgage on the property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020. The mortgage debt, net of issuance costs, was $12.1 million as of December 31, 2018.

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

Item 3.  Legal Proceedings

On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats and Jeffrey L. Wade was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through January 17, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

In addition, we are from time to time party to claims and legal proceedings that arise in the normal course of our business and that we believe will not have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “LXRX.” As of March 8, 2019, there were approximately 324 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2013 and ending December 31, 2018. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2013, and that all dividends were reinvested.

	December 31,
	2013	2014	2015	2016	2017	2018
Lexicon Pharmaceuticals, Inc.	100	51	106	110	78	53
Nasdaq Composite Index	100	113	120	129	165	159
Nasdaq Biotechnology Index	100	134	149	117	142	128
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

Item 6. Selected Financial Data

The statements of comprehensive loss data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K.  The statements of comprehensive loss data for the years ended December 31, 2015 and 2014, and the balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.
The following data contain corrections of errors identified in previously reported amounts. For the years ended December 31, 2017, 2016 and 2015, the effect of the corrections on net loss was a net favorable adjustment of $6.1 million, $10.0 million and $0.1 million, respectively. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statements of Comprehensive Loss Data:		(in thousands, except per share data)
Revenues	$63,209	$91,689	$79,256	$130,014	$22,854
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	2,491	1,899	—	—	—
Research and development, including stock-based compensation of $6,010 in 2018, $4,905 in 2017, $3,938 in 2016, $3,693 in 2015 and $4,020 in 2014	100,243	152,223	163,973	95,065	89,279
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	—	2,101	(703)	5,927	1,428
Selling, general and administrative, including stock-based compensation of $5,686 in 2018, $4,567 in 2017, $3,514 in 2016, $3,150 in 2015 and $3,061 in 2014	63,754	66,090	43,157	23,835	19,411
Impairment loss on buildings	—	—	—	3,597	13,102
Total operating expenses	166,488	222,313	206,427	128,424	123,220
Income (loss) from operations	(103,279)	(130,624)	(127,171)	1,590	(100,366)
Interest and other income (expense), net	(17,269)	(5,030)	(4,274)	(6,150)	2
Net loss before taxes	(120,548)	(135,654)	(131,445)	(4,560)	(100,364)
Income tax benefit	—	12,661	—	—	70
Net loss	$(120,548)	$(122,993)	$(131,445)	$(4,560)	$(100,294)
Net loss per common share, basic and diluted	$(1.14)	$(1.17)	$(1.27)	$(0.04)	$(1.31)
Shares used in computing net loss per common share, basic and diluted	105,830	105,237	103,863	103,591	76,347

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:		(in thousands)
Cash, cash equivalents and short-term investments, including restricted cash and investments	$160,052	$310,788	$346,504	$521,352	$339,339
Working capital	136,573	216,506	205,618	409,565	324,018
Total assets	284,136	436,539	475,625	651,960	471,376
Long-term debt, net of current portion	243,887	231,576	85,167	100,960	87,500
Accumulated deficit	(1,471,577)	(1,365,241)	(1,240,257)	(1,108,812)	(1,104,252)
Lexicon Pharmaceuticals, Inc. stockholders’ (deficit) equity	(26,405)	68,265	167,507	285,972	284,018

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the commercialization or development of our four most advanced drug programs:

•
We are commercializing XERMELO (telotristat ethyl), an orally-delivered small molecule drug, in the United States for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have granted Ipsen Pharma SAS, or Ipsen, an exclusive, royalty-bearing right to commercialize XERMELO outside of the United States and Japan. Ipsen is commercializing XERMELO in multiple countries, including the United Kingdom and Germany, and is preparing to commercialize XERMELO in certain additional countries. We are also developing telotristat ethyl as a treatment for biliary tract cancer and are conducting a Phase 2a clinical trial of telotristat ethyl in biliary tract cancer patients.

•
We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have granted Sanofi-Aventis Deutschland GmbH, or Sanofi, an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin. We have reported positive data from two pivotal Phase 3 clinical trials and a third Phase 3 clinical trial of sotagliflozin in type 1 diabetes patients. Sanofi has submitted applications for regulatory approval to market sotagliflozin for type 1 diabetes in the United States, the European Union and certain additional countries, and we and Sanofi are preparing for the commercial launch of sotagliflozin for the treatment of type 1 diabetes, if approved. Sanofi is also conducting a comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes.

•
We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have reported positive top-line data from an initial Phase 1a clinical trial of LX9211 and are conducting a Phase 1b clinical trial of LX9211.

•
We are developing LX2761, an orally-delivered small molecule drug candidate, as a treatment for diabetes. We have reported top-line data from two Phase 1 clinical trials of LX2761 and are presently evaluating the further clinical development of LX2761. We have granted Sanofi certain rights of first negotiation with respect to the future development and commercialization of LX2761.

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

We commercially launched XERMELO following regulatory approval in the United States in February 2017 for the treatment of carcinoid syndrome diarrhea in combination with SSA therapy in adults inadequately controlled by SSA therapy. Prior to the launch of XERMELO, we derived substantially all of our revenues from strategic collaborations and other research and development collaborations and technology licenses. To date, we have generated a substantial portion of our revenues from a limited number of sources.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts; our and Sanofi’s ability to obtain regulatory approval for the marketing and sale of sotagliflozin for type 1 diabetes; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the success of our ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses; the timing and willingness of such new collaborators to commercialize products that would result in milestone payments and royalties and their success in such efforts; and general and industry-specific economic conditions which may affect research and development expenditures.

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

Since our inception, we have incurred significant losses and, as of December 31, 2018, we had an accumulated deficit of $1.5 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

During the year ended December 31, 2018, we identified errors in our previously issued financial statements for the interim and annual periods prior to the quarter ended December 31, 2018 related to the recognition of research and development expense and accrued liabilities for our inTandem1, inTandem2 and inTandem3 clinical trials of sotagliflozin. We recognized research and development expense based on our estimates of clinical trial costs, but in 2018 we determined that the design of our controls were not sufficiently precise to prevent the overstatement of estimated pass-through costs recorded in the clinical trial expense accrual. In December 2018, we were notified by the third party vendor performing such clinical trials that the aggregate pass-through costs payable by us with respect to such clinical trials would be $19.0 million less than previously estimated. As a result, our accruals of expenses for such clinical trials were overstated by such amount.

We assessed the materiality of these errors in accordance with the Securities and Exchange Commission Staff Accounting Bulletins No. 99, Materiality and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), using both the rollover method and the iron curtain method, as defined in SAB 108. We concluded that the errors, including other adjustments discussed below, were immaterial to prior years but, if corrected in the current year, would have been material to the current year. Under SAB 108, such prior year misstatements must be corrected by adjusting the prior year financial statements if such corrections would be material to the current year if made in the current year. Correcting prior year financial statements for such immaterial misstatements does not require previously filed reports to be amended.

In addition to the adjustments related to research and development expense and accrued liabilities for the inTandem1, inTandem2 and inTandem3 clinical trials, we recorded other adjustments related to the years ended December 31, 2016 and 2015 and the quarterly periods in the nine months ended September 30, 2016 to correct for immaterial errors related to research and development and selling, general and administrative expense. These other adjustments were not previously recorded in the appropriate periods, as we concluded that they were immaterial to our previously issued consolidated financial statements.

Critical Accounting Policies

Revenue Recognition

Product Revenues

Product revenues consist of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues are recognized when the customer obtains control of the Company’s product, which occurs upon delivery to the customer. The Company recognizes product revenue net of applicable reserves for variable consideration, including allowances for customer credits, estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States, as discussed below. The Company’s net product revenues reflect the Company’s best estimates of the amounts of consideration to which it is entitled based on the terms of the respective underlying contracts. Product shipping and handling costs are considered a fulfillment activity when control transfers to the Company’s customers and such costs are included in cost of sales.

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g., Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates are based on third party market research data and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known unpaid rebates from the prior quarter. If actual future rebates vary from estimates, we may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy. Contracted customers, which currently consist primarily of Public Health Service Institutions, non-profit clinics, and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacies, in turn, charge back us the difference between the price initially paid by the specialty pharmacies and the discounted price paid to the specialty pharmacies by the customer. The allowance for chargeback is based on known sales to contracted customers.

Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenues in the period of adjustment.

Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrue a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Collaborative Agreements

Revenues under collaborative agreements include both license revenue and contract research revenue. We perform the following five steps in determining the amount of revenue to recognize as it fulfills its performance obligations under each of its agreements: (i) identify the contract(s) with a customer; (ii) identify the performance obligation in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. We apply this five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

At contract inception, we evaluate whether development milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the associated development milestone value is included in the transaction price. Development milestones that are not within our control or the control of our licensee, including those requiring regulatory approval, are not considered probable of being achieved until those approvals are received. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue when (or as) the performance obligation is satisfied. At the end of each reporting period, we re-evaluate the probability of achievement of the development milestones and any related constraint, and if necessary, adjust our estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment.

In agreements in which a license to our intellectual property is determined distinct from other performance obligations identified in the agreement, we recognize revenue when the license is transferred to the licensee and the licensee is able to use and benefit from the license.

For agreements that include sales-based royalties, including milestones based on a level of sales, the license is deemed to be the predominant item to which the royalties relate and we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

We may receive payments from our licensees based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these agreements. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

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

We are presently devoting most of our resources to the commercialization or development of our four most advanced drug programs:

•	XERMELO (telotristat ethyl), an orally-delivered small molecule drug that we are commercializing for carcinoid syndrome diarrhea and developing for biliary tract cancer;

•	Sotagliflozin, an orally-delivered small molecule drug candidate that we are developing as a treatment for type 1 and type 2 diabetes;

•	LX9211, an orally-delivered small molecule drug candidate, that we are developing as a treatment for neuropathic pain; and

•	LX2761, an orally-delivered small molecule drug candidate, that we are developing as a treatment for diabetes.
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

We expect research and development costs to remain substantial in the future as we continue to fund our nonclinical and clinical development efforts and advance new drug candidates into clinical development.  Due to the variability in the length of time necessary for drug development, the uncertainties related to the cost of these activities and ultimate ability to obtain governmental approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our potential drug candidates to market are not available.

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

Stock-based Compensation Expense

We recognize compensation expense in our statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  We had stock-based compensation expense of $11.7 million for the year ended December 31, 2018, or $0.11 per share.  As of December 31, 2018, stock-based compensation cost for all outstanding unvested options and restricted stock units was $22.3 million, which is expected to be recognized over a weighted-average vesting period of 1.2 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  For purposes of determining the fair value of stock options, we segregate our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in our stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2018, 2017 and 2016, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2018:
Employees	58%	2.6%	4	0%
Officers and non-employee directors	63%	2.8%	8	0%
December 31, 2017:
Employees	61%	1.7%	4	0%
Officers and non-employee directors	70%	2.2%	8	0%
December 31, 2016:
Employees	63%	1.1%	4	0%
Officers and non-employee directors	83%	1.6%	8	0%

Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the assets carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. There were no significant impairments of long-lived assets in 2018, 2017 or 2016.

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

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2018, 2017 and 2016.

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

Results of Operations – Comparison of Years Ended December 31, 2018, 2017 and 2016

The following analysis of our operating results contains corrections of errors identified in previously reported amounts. See Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, for a discussion of the impact of such corrections of errors on our consolidated financial statements.

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2018	2017	2016
Total revenues	$63.2	$91.7	$79.3
Dollar increase (decrease)	$(28.5)	$12.4
Percentage increase (decrease)	(31)%	16%

Years Ended December 31, 2018 and 2017

•
Net product revenues – Net product revenue increased 67% in 2018 to $26.6 million, representing a full year of revenues recognized from the sale of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.

•
Collaborative agreements – Revenue from collaborative agreements decreased 52% in 2018 to $36.3 million, primarily due to revenues recognized as a result of the timing of clinical trial activities under the collaboration and license agreement with Sanofi and decreases in milestone revenues from Ipsen. Revenues under the Sanofi agreement in 2018 were primarily attributable to the funding of our share of type 2 diabetes development expenses.

•	Royalties and other revenue – Revenues from royalties and other revenue increased 99% in 2018 to $0.4 million.

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

•
Collaborative agreements – Revenue from collaborative agreements decreased 4% in 2017 to $75.6 million, primarily due to a decrease in revenues recognized from the collaboration and license agreement with Sanofi, partially offset by increases in milestone revenues recognized in 2017 from the license and collaboration agreement with Ipsen.

Revenues under the Sanofi agreement in 2017 and 2016 were primarily attributable to the development activities we performed relating to type 1 diabetes, together with funding of our share of type 2 diabetes development expenses.

•	Royalties and other revenue – Revenues from royalties and other revenue increased 15% in 2017 to $0.2 million.

In 2018, two independent specialty pharmacies, Biologics, Inc. and Diplomat Pharmacy, represented 25% and 14% of revenues, respectively. In 2017, no customers for XERMELO sales represented more than 10% of revenues.

In 2018, Sanofi and Ipsen represented 53% and 7% of revenues, respectively. In 2017, Sanofi and Ipsen represented 66% and 18% of revenues, respectively. In 2016, Sanofi and Ipsen represented 90% and 9% of revenues, respectively.

Cost of Sales

Total cost of sales and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2018	2017	2016
Total cost of sales	$2.5	$1.9	$—
Dollar increase	$0.6	$1.9
Percentage increase	31%	N/A

Years Ended December 31, 2018 and 2017

Cost of sales for 2018 increased 31% in 2018 to $2.5 million. We began capitalizing inventory in 2017 following FDA approval of XERMELO, as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval were recorded as research and development expenses in the consolidated statements of comprehensive loss. Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialized inventory is expected to be sold over approximately the next eighteen months. As a result, cost of sales will reflect a lower average per unit cost of materials. Cost of sales in 2018 and 2017 included $1.8 million and $1.5 million, respectively, of amortization of intangible assets related to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2018	2017	2016
Total research and development expense	$100.2	$152.2	$164.0
Dollar decrease	$(52.0)	$(11.8)
Percentage decrease	(34)%	(7)%

Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs and stock-based compensation.

Years Ended December 31, 2018 and 2017

•
Third-party and other services – Third-party and other services decreased 45% in 2018 to $63.8 million, primarily due to decreases in our external clinical development costs relating to sotagliflozin. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs decreased 4% in 2018 to $21.2 million, primarily due to lower incentive compensation. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Stock-based compensation – Stock-based compensation expense increased 23% in 2018 to $6.0 million, primarily due to a shorter vesting period of the annual restricted stock unit awards granted in 2018.

•	Facilities and equipment – Facilities and equipment costs decreased 6% in 2018 to $2.8 million.

•	Other – Other costs increased 10% in 2018 to $6.4 million.

Years Ended December 31, 2017 and 2016

•
Third-party and other services – Third-party and other services decreased 12% in 2017 to $116.5 million, primarily due to decreases in our external clinical development costs relating to sotagliflozin.

•	Personnel – Personnel costs increased 17% in 2017 to $22.1 million, primarily due to increases in personnel.

•	Stock-based compensation – Stock-based compensation expense increased 25% in 2017 to $4.9 million.

•	Facilities and equipment – Facilities and equipment costs decreased 11% in 2017 to $3.0 million.

•	Other – Other costs increased 3% in 2017 to $5.8 million.

Increase (Decrease) in Fair Value of Symphony Icon Liability

The fair value of the Symphony Icon purchase liability increased by $2.1 million in the year ended December 31, 2017 and decreased by $0.7 million in the year ended December 31, 2016, respectively (see Note 10, Arrangements with Symphony Icon, Inc., of the Notes to Consolidated Financial Statements, for more information).

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2018	2017	2016
Total selling, general and administrative expense	$63.8	$66.1	$43.2
Dollar increase (decrease)	$(2.3)	$22.9
Percentage increase (decrease)	(4)%	53%

Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of XERMELO and our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

Years Ended December 31, 2018 and 2017

•
Personnel – Personnel costs decreased 7% in 2018 to $28.0 million, primarily due to lower incentive compensation and benefit costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•	Professional and consulting fees – Professional and consulting fees decreased 3% in 2018 to $20.2 million, primarily due to lower marketing costs.

•	Stock-based compensation – Stock-based compensation expense increased 24% in 2018 to $5.7 million, primarily due to a shorter vesting period of the annual restricted unit awards granted in 2018.

•	Facilities and equipment – Facilities and equipment costs were comparable in each year at $2.0 million.

•	Other – Other costs decreased 9% in 2018 to $7.9 million, primarily due to decreases in training, travel costs, and contributions to charitable foundations.

Years Ended December 31, 2017 and 2016

•
Personnel – Personnel costs increased 84% in 2017 to $30.0 million, primarily due to increases in personnel, including increases in sales and marketing personnel, in connection with commercialization of XERMELO.

•
Professional and consulting fees – Professional and consulting fees increased 13% in 2017 to $20.8 million, primarily due to increases in legal and patent fees, as well as marketing and consulting costs in connection with commercialization of XERMELO.

•	Stock-based compensation – Stock-based compensation expense increased 30% in 2017 to $4.6 million, primarily due to awards granted to sales and marketing personnel.

•	Facilities and equipment – Facilities and equipment costs increased 27% in 2017 to $1.9 million.

•	Other – Other costs increased 161% in 2017 to $8.7 million, primarily due to travel and contributions to charitable foundations.

Interest Expense and Interest and Other Income (Expense), Net

Interest Expense.  Interest expense increased 197% in 2018 to $20.8 million from $7.0 million in 2017, due to a loan agreement completed in December 2017. Interest expense increased 6% in 2017 from $6.6 million in 2016.

Interest and Other Income (Expense), Net.  Interest and other income, net was $3.5 million, $2.0 million, and $2.3 million in the years ended December 31, 2018, 2017, and 2016, respectively.

Income Tax Benefit
The income tax benefit for the year ended December 31, 2017 was $12.7 million (see Note 7, Income Taxes of the Notes to Consolidated Financial Statements, for more information). There was no income tax expense or benefit in 2018 or 2016.
Net Loss and Loss per Common Share
Net loss decreased to $120.5 million in 2018 from $123.0 million in 2017 and $131.4 million in 2016.  Net loss per common share was $1.14 in 2018, $1.17 in 2017, and $1.27 in 2016.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we received under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  From our inception through December 31, 2018, we had received net proceeds of $1.5 billion from issuances of common and preferred stock and convertible debt.  In addition, from our inception through December 31, 2018, we received $868.9 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, sales of compound libraries and reagents, and government grants and contracts, of which $831.8 million had been recognized as revenues through December 31, 2018.

As of December 31, 2018, we had $160.1 million in cash, cash equivalents and short-term investments.  As of December 31, 2017, we had $310.8 million in cash, cash equivalents and short-term investments.  We used cash of $148.6 million in operations in 2018. This consisted primarily of the net loss for the year of $120.5 million and a net decrease in other operating liabilities net of assets of $44.8 million, partially offset by non-cash charges of $11.7 million related to stock-based compensation expense and $5.0 million related to depreciation and amortization expense, including amortization of debt issuance costs.  Investing activities provided cash of $169.6 million in 2018, primarily due to net maturities of investments of $169.7 million.  Financing activities used cash of $2.2 million, representing repayments of $14.5 million to debt borrowings, partially offset by receipt of debt proceeds of $12.5 million, net of debt issuance costs. Cash was also used to repurchase $1.0 million of common stock.

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

Under the terms of our award, we were responsible for the creation of a specified number of jobs. We receive credits against this job obligation based on funding received by TIGM and certain related parties from sources other than the State of Texas.  Subject to these credits, the State may require us to repay $2,415 for each job we fall short.  We have evaluated our performance obligation and have concluded that such credits are sufficient to fully offset our job obligation; however, our maximum aggregate exposure for such payments is approximately $14.2 million, without giving effect to any credits to which we may be entitled.

Facilities.  In August 2018, our subsidiary Lex-Gen Woodlands, L.P. entered into a term loan and security agreement refinancing the previously existing mortgage on our facilities in The Woodlands, Texas. The loan agreement provides for a $12.9 million mortgage on the property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020.

In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease.

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2018:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Debt	$249.9	$1.3	$98.6	$150.0	$—
Interest payment obligations	69.2	19.2	36.8	13.2	—
Operating leases	2.6	0.6	1.3	0.7	—
Total	$321.7	$21.1	$136.7	$163.9	$—

Our future capital requirements will be substantial and will depend on many factors, including the success of our sales, marketing, distribution and other commercialization activities for XERMELO in the United States and the revenues we generate from that approved product; the success of Ipsen’s sales, marketing, distribution and other commercialization activities for XERMELO outside of the United States and Japan; our and Sanofi’s ability to obtain regulatory approval for the marketing and sales of sotagliflozin for type 1 diabetes; our and Sanofi’s ability to successfully commercialize sotagliflozin for type 1 diabetes, if approved; the progress and scope of Sanofi’s development activities with respect to sotagliflozin in type 2 diabetes patients and Sanofi’s ability to successfully commercialize sotagliflozin for type 2 diabetes, if approved; the timing, progress and results of clinical trials of telotristat ethyl, sotagliflozin, LX9211 and LX2761; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to commercialize XERMELO; to seek regulatory approval and prepare for commercialization in the United States for sotagliflozin in type 1 diabetes; to our nonclinical and clinical development efforts with respect to telotristat ethyl, sotagliflozin, LX9211, LX2761 and our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

We had approximately $160.1 million in cash and cash equivalents and short-term investments as of December 31, 2018. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, and as described below, management identified a material weakness in our internal control over financial reporting relating to the design of our controls to prevent overstatement of estimated pass-through costs recorded in our clinical trial expense accruals. Internal control over financial reporting is an integral component of our disclosure controls and procedures. As a result of this material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2018 to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on such assessment using those criteria, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective due to a material weakness in the design of our controls to prevent overstatement of estimated pass-through costs recorded in our clinical trial expense accruals. In December 2018, we were notified by the third party vendor performing our three Phase 3 clinical trials of sotagliflozin in type 1 diabetes that the aggregate pass-through costs payable by us with respect to such clinical trials would be $19.0 million less than previously estimated. As a result, our accruals of expenses for such clinical trials were overstated by such amount. Upon review, we determined that we did not design or maintain adequate controls and procedures to review the estimates provided by such third party vendors and identify any shortfall in estimated pass-through costs. This material weakness resulted in a cumulative accounting error and misstatements in our financial statements as of and for the years ended December 31, 2015, 2016 and 2017. Management has concluded that correction of the cumulative accounting error in 2018 would have materially misstated the 2018 financial statements, but was not material to any of our previously issued consolidated financial statements, and therefore, did not require our previously filed reports to be amended. However, because correcting the cumulative accounting errors in 2018 would have resulted in a material misstatement of the 2018 financial statements, the financial statements for 2016 and 2017 and the interim financial statements in 2017 and 2018 have been revised in this annual report on Form 10-K. The corrections of prior year financial statements for 2015 are reflected in the opening balance of retained earnings as of January 1, 2016.

Our independent auditors have also audited our internal control over financial reporting as of December 31, 2018 as stated in the audit report which appears on page F-2 and is incorporated under Item 15 in Part IV of this report.

Changes in Internal Control Over Financial Reporting

Our management is committed to the planning and implementation of remediation efforts to address the material weakness in our internal control over financial reporting described above. These remediation efforts are in process and include a new procedure that we obtain periodic forecasts or reconciliations of clinical trial costs, including pass-through costs, at defined points during the conduct of clinical trials and review and evaluate such forecasts or reconciliations in order to assess our contractual payment obligations. These remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. When fully implemented and operational, our management believes that these measures will appropriately remediate the material weakness and strengthen our internal control over financial reporting.

Subsequent to our evaluation described above, there were no other significant changes in internal controls or other factors that could significantly affect internal controls, including any other corrective actions.

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2018 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2018. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2018.

Item 14.   Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2018.

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

Exhibit No.		Description
4.8	—	Form of 5.25% Convertible Senior Notes due 2021 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 26, 2014 and incorporated by reference herein).
*10.1	—	Offer Letter, dated July 1, 2014, with Lonnel Coats, as amended.
10.2	—
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

*10.4	—	Offer Letter, dated March 16, 2015, with Alexander A. Santini, as amended.
10.5	—	Employment Agreement with Jeffrey L. Wade, J.D. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).
10.6	—
Form of Indemnification Agreement with Officers and Directors (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

10.7	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
10.8	—	2017 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2017 and incorporated by reference herein).
*10.9	—	2017 Non-Employee Directors’ Equity Incentive Plan, as amended.
10.10	—
Form of Stock Option Agreement with Officers under the 2017 Equity Incentive Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 and incorporated by reference herein).

10.11	—
Form of Restricted Stock Unit Agreement with Officers under the 2017 Equity Incentive Plan (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 and incorporated by reference herein).

10.12	—
Form of Notice of Stock Option Grant to Directors under the 2017 Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 and incorporated by reference herein).

†10.13	—
Collaboration and License Agreement, dated November 5, 2015, with Sanofi (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2015 and incorporated by reference herein).

†10.14	—
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

10.17	—
Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated by reference herein).

Exhibit No.		Description
10.18	—
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

†10.22	—
Commercial Supply Agreement, dated June 6, 2016, with Catalent CTS, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2017 and incorporated by reference herein).

†*10.23	—	Amendment One to Commercial Supply Agreement, dated April 4, 2018, with Catalent CTS, LLC.
†*10.24	—	Amendment Two to Commercial Supply Agreement, dated April 27, 2018, with Catalent CTS, LLC.
10.25	—
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
Term Loan and Security Agreement, dated August 30, 2018, between Lex-Gen Woodlands, L.P. and Revere Credit Opportunities Fund III, LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2018 and incorporated by reference herein).

†10.28	—
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

Lexicon Pharmaceuticals, Inc.
Date:	March 15, 2019	By:	/s/ LONNEL COATS
Lonnel Coats
President and Chief Executive Officer

Date:	March 15, 2019	By:	/s/ JEFFREY L. WADE
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

Signature	Title	Date

/s/ LONNEL COATS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2019
Lonnel Coats

/s/ JEFFREY L. WADE	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer (Principal Financial Officer)	March 15, 2019
Jeffrey L. Wade

/s/ JAMES F. TESSMER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 15, 2019
James F. Tessmer

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 15, 2019
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 15, 2019
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 15, 2019
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 15, 2019
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 15, 2019
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 15, 2019
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 15, 2019
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 15, 2019
Judith L. Swain, M.D.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2019 expressed an adverse opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 3 to the consolidated financial statements, the Company changed its method for accounting for revenues in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.
Basis for Opinion
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
March 15, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Lexicon Pharmaceuticals, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s clinical trial expense accrual process.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Lexicon Pharmaceuticals, Inc. as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 15, 2019, which expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Houston, Texas
March 15, 2019

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$80,386	$61,661
Short-term investments	79,666	249,127
Accounts receivable, net of allowances of $4	5,924	4,825
Inventory	4,680	1,948
Prepaid expenses and other current assets	2,668	4,434
Total current assets	173,324	321,995
Property and equipment, net of accumulated depreciation and amortization of $60,006 and $58,623, respectively	15,865	17,687
Goodwill	44,543	44,543
Other intangible assets	50,119	51,885
Other assets	285	429
Total assets	$284,136	$436,539
Liabilities and Equity
Current liabilities:
Accounts payable	$17,759	$38,762
Accrued liabilities	14,482	12,282
Current portion of deferred revenue	3,395	40,351
Current portion of long-term debt, net of deferred financing costs	1,115	14,094
Total current liabilities	36,751	105,489
Deferred revenue, net of current portion	23,651	24,903
Long-term debt, net of deferred financing costs	243,887	231,576
Deferred tax liabilities	6,014	6,014
Other long-term liabilities	238	292
Total liabilities	310,541	368,274
Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 106,162 and 105,711 shares issued, respectively	106	106
Additional paid-in capital	1,447,954	1,435,526
Accumulated deficit	(1,471,577)	(1,365,241)
Accumulated other comprehensive loss	(12)	(222)
Treasury stock, at cost, 236 and 122 shares, respectively	(2,876)	(1,904)
Total (deficit) equity	(26,405)	68,265
Total liabilities and (deficit) equity	$284,136	$436,539

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Net product revenue	$26,583	$15,890	$—
Collaborative agreements	36,271	75,621	79,101
Royalties and other revenue	355	178	155
Total revenues	63,209	91,689	79,256
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	2,491	1,899	—
Research and development, including stock-based compensation of $6,010, $4,905 and $3,938, respectively	100,243	152,223	163,973
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	—	2,101	(703)
Selling, general and administrative, including stock-based compensation of $5,686, $4,567 and $3,514, respectively	63,754	66,090	43,157
Total operating expenses	166,488	222,313	206,427
Loss from operations	(103,279)	(130,624)	(127,171)
Interest expense	(20,777)	(6,984)	(6,567)
Interest and other income, net	3,508	1,954	2,293
Net loss before taxes	(120,548)	(135,654)	(131,445)
Income tax benefit	—	12,661	—
Net loss	$(120,548)	$(122,993)	$(131,445)
Net loss per common share, basic and diluted	$(1.14)	$(1.17)	$(1.27)
Shares used in computing net loss per common share, basic and diluted	105,830	105,237	103,863

Other comprehensive loss:
Unrealized gain (loss) on investments	210	(27)	24
Comprehensive loss	$(120,338)	$(123,020)	$(131,421)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Stock	Total
Balance at December 31, 2015	103,860	$104	$1,397,646	$(1,108,812)	$(219)	$(2,747)	$285,972
Stock-based compensation	—	—	7,452	—	—	—	7,452
Issuance of common stock under Equity Incentive Plans	722	1	6,124	—	—	—	6,125
Repurchase of common stock	—	—	—	—	—	(621)	(621)
Net loss	—	—	—	(131,445)	—	—	(131,445)
Unrealized gain on investments	—	—	—	—	24	—	24
Balance at December 31, 2016	104,582	105	1,411,222	(1,240,257)	(195)	(3,368)	167,507
Cumulative effect of change in accounting principle	—	—	1,991	(1,991)	—	—	—
Stock-based compensation	—	—	9,472	—	—	—	9,472
Issuance of common stock to designees of Symphony Icon Holdings LLC	660	—	10,499	—	—	—	10,499
Issuance of common stock under Equity Incentive Plans	469	1	5,485	—	—	—	5,486
Issuance of treasury stock	—	—	(3,143)	—	—	3,143	—
Repurchase of common stock	—	—	—	—	—	(1,679)	(1,679)
Net loss	—	—	—	(122,993)	—	—	(122,993)
Unrealized loss on investments	—	—	—	—	(27)	—	(27)
Balance at December 31, 2017	105,711	106	1,435,526	(1,365,241)	(222)	(1,904)	68,265
Cumulative effect of change in accounting principle	—	—	—	14,212	—	—	14,212
Stock-based compensation	—	—	11,696	—	—	—	11,696
Issuance of common stock under Equity Incentive Plans	451	—	732	—	—	—	732
Repurchase of common stock	—	—	—	—	—	(972)	(972)
Net loss	—	—	—	(120,548)	—	—	(120,548)
Unrealized gain on investments	—	—	—	—	210	—	210
Balance at December 31, 2018	106,162	$106	$1,447,954	$(1,471,577)	$(12)	$(2,876)	$(26,405)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(120,548)	$(122,993)	$(131,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,683	3,399	2,056
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	—	2,101	(703)
Stock-based compensation	11,696	9,472	7,452
Loss on disposal of property and equipment	—	3	16
Amortization of debt issuance costs	1,336	599	527
Deferred tax benefit	—	(12,661)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,099)	166	(4,080)
Increase in inventory	(2,732)	(1,948)	—
(Increase) decrease in prepaid expenses and other current assets	1,766	(557)	6,259
(Increase) decrease in other assets	144	33	(32)
Increase (decrease) in accounts payable and other liabilities	(18,857)	(11,875)	13,584
Decrease in deferred revenue	(23,996)	(51,133)	(69,262)
Net cash used in operating activities	(148,607)	(185,394)	(175,628)
Cash flows from investing activities:
Purchases of property and equipment	(95)	(228)	(231)
Purchases of investments	(119,987)	(267,873)	(425,673)
Maturities of investments	289,658	318,623	444,156
Net cash provided by investing activities	169,576	50,522	18,252
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	732	7,987	3,624
Repurchase of common stock	(972)	(1,679)	(621)
Proceeds from debt borrowings, net of fees	12,529	145,905	—
Repayment of debt borrowings	(14,533)	(2,280)	(2,016)
Net cash provided by (used in) financing activities	(2,244)	149,933	987
Net increase (decrease) in cash and cash equivalents	18,725	15,061	(156,389)
Cash and cash equivalents at beginning of year	61,661	46,600	202,989
Cash and cash equivalents at end of year	$80,386	$61,661	$46,600

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,465	$5,870	$6,050

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of Symphony Icon payment obligation	$—	$10,499	$—
Unrealized gain (loss) on investments	$210	$(27)	$24

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2018 and December 31, 2017, short-term investments consist of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Inventory: Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. Inventory consisted of the following as of December 31, 2018 and 2017 (in thousands):

	As of December 31,
	2018	2017
Raw materials	$3,564	$616
Work-in-process	232	149
Finished goods	884	1,183
Total inventory	$4,680	$1,948

Concentration of Credit Risk: Lexicon’s cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in Europe and the United States.  The Company has not experienced any significant credit losses to date.  In 2018, customers in France and the United States represented 60% and 40% of revenue, respectively. In 2017, customers in France and the United States represented 83% and 17%, respectively. In 2016, customers in France and the United States represented 99% and 1% of revenue, respectively.  At December 31, 2018, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery, development and commercialization of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, product sales, government grants and contracts and compound library sales. In 2018, Sanofi represented 53% of revenues and two independent specialty pharmacies, Biologics, Inc. and Diplomat Pharmacy, represented 25% and 14% of revenues, respectively. In 2017, Sanofi and Ipsen Pharma SAS (“Ipsen”) represented 66% and 18% of revenues, respectively. In 2016, Sanofi represented 90% of revenues.

Other Intangible Assets: Other intangible assets, net consist of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. During 2017, intangible assets relating to XERMELO of $24.7 million were reclassified from indefinite-lived to finite-lived assets following the approval of XERMELO by the FDA. The Company has recorded $1.8 million and $1.5 million in amortization expense related to this asset, which is recorded as cost of sales in the accompanying consolidated statements of comprehensive loss for the years ended December 31, 2018 and 2017, respectively.

Estimated future amortization expense for intangible assets as of December 31, 2018 is as follows:

For the Year Ending December 31
(in thousands)
2019	$1,766
2020	1,766
2021	1,766
2021	1,766
2023	1,766
Thereafter	12,654
$21,484

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

Impairment of Long-Lived Assets:  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets, including finite-lived intangible assets, in 2018, 2017 or 2016.

Indefinite lived intangible assets are also tested annually for impairment and whenever indicators of impairment are present. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its intangible assets. If management believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible assets is less than its carrying amount, the Company calculates the asset’s fair value. If the carrying value of the asset exceeds its fair value, then the intangible asset is written down to its fair value. There were no impairments of indefinite lived intangible assets in 2018, 2017 or 2016.

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2018, 2017 or 2016.

Revenue Recognition:

Product Revenues

Product revenues consist of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues are recognized when the customer obtains control of the Company’s product, which occurs upon delivery to the customer. The Company recognizes product revenue net of applicable reserves for variable consideration, including allowances for customer credits, estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States, as discussed below. These estimates are based on the most likely amount method for relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. Product shipping and handling costs are considered a fulfillment activity when control transfers to the Company’s customers and such costs are included in cost of sales.

Customer Credits: The Company’s specialty pharmacy customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. The Company expects that the specialty pharmacies will earn prompt payment discounts. As a result, the Company deducts the full amount of those discounts from total product sales when revenues are recognized. Service fees are also deducted from product sales as they are earned.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g., Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company’s estimates for expected utilization of rebates are based on third party market research data and data received from the specialty pharmacies. Rebates are generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known unpaid rebates from the prior quarter. If actual future rebates vary from estimates, the Company may need to adjust prior period accruals, which would affect revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy. Contracted customers, which currently consist primarily of Public Health Service Institutions, non-profit clinics, and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacies, in turn, charge back to Lexicon the difference between the price initially paid by the specialty pharmacies and the discounted price paid to the specialty pharmacies by the customer. The allowance for chargeback is based on known sales to contracted customers.

Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit mandates manufacturers to fund 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company’s estimates for the expected Medicare Part D coverage gap are based on data received from the specialty pharmacies. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenues in the period of adjustment.

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

Cost of Sales: Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The Company began capitalizing inventory during 2017 once the FDA approved XERMELO as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of XERMELO have been recorded as research and development expense in the consolidated statements of comprehensive loss. As a result, cost of sales for approximately the next eighteen months will reflect a lower average per unit cost of materials. Product shipping and handling costs are included in cost of sales. Cost of sales also includes the amortization of the in-process research and development intangible asset for XERMELO using the straight-line method over the estimated useful life of 14 years.

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

Stock-Based Compensation:  The Company recognizes compensation expense in its statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2018, stock-based compensation cost for all outstanding unvested options and restricted stock units was $22.3 million, which is expected to be recognized over a weighted-average period of 1.2 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2018, 2017 and 2016, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2018:
Employees	58%	2.6%	4	0%
Officers and non-employee directors	63%	2.8%	8	0%
December 31, 2017:
Employees	61%	1.7%	4	0%
Officers and non-employee directors	70%	2.2%	8	0%
December 31, 2016:
Employees	63%	1.1%	4	0%
Officers and non-employee directors	83%	1.6%	8	0%

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

Correction of errors in previously reported consolidated financial statements: During the year ended December 31, 2018, the Company identified errors in its previously issued financial statements for the interim and annual periods prior to the quarter ended December 31, 2018 related to the recognition of research and development expense and accrued liabilities for its inTandem1, inTandem2 and inTandem3 clinical trials of sotagliflozin. The Company recognized research and development expense based on its estimates of clinical trial costs, but in 2018 the Company determined that the design of controls were not sufficiently precise to prevent the overstatement of estimated pass-through costs recorded in the clinical trial expense accrual. In December 2018, the Company was notified by the third party vendor performing such clinical trials that the aggregate pass-through costs payable by the Company with respect to such clinical trials would be $19.0 million less than previously estimated. As a result, the Company’s accruals of expenses for such clinical trials were overstated by such amount.

The Company assessed the materiality of these errors in accordance with the Securities and Exchange Commission Staff Accounting Bulletins No. 99, Materiality and No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), using both the rollover method and the iron curtain method, as defined in SAB 108. The Company concluded that the errors, including other adjustments discussed below, were immaterial to prior years but, if corrected in the current year, would have been material to the current year. Under SAB 108, such prior year misstatements must be corrected by adjusting the prior year financial statements if such corrections would be material to the current year if made in the current year. Correcting prior year financial statements for such immaterial misstatements does not require previously filed reports to be amended.

In addition to the adjustments related to research and development expense and accrued liabilities for the inTandem1, inTandem2 and inTandem3 clinical trials, the Company recorded other adjustments related to the years ended December 31, 2016 and 2015 and the quarterly periods in the nine months ended September 30, 2016 to correct for immaterial errors related to research and development and selling, general and administrative expense. These other adjustments were not previously recorded in the appropriate periods, as the Company concluded that they were immaterial to its previously issued consolidated financial statements.

For the years ended December 31, 2017 and 2016, correction of these errors decreased the Company’s net loss by $6.1 million and $10.0 million, respectively. The cumulative effect of those adjustments increased previously reported retained earnings by $16.1 million, which included an adjustment of $0.1 million to the opening balance at December 31, 2016. The Company also corrected its financial statements for each of the interim periods in the years ended December 31, 2018 and 2017. See Note 15, Selected Quarterly Financial Data (Unaudited).

The effects of the corrections of the errors on the Company’s consolidated statements of comprehensive loss and balance sheets are presented in the tables below. The corrections of the errors had no effect on the previously reported total amounts of operating, investing, and financing cash flows on the Company’s consolidated statements of cash flows.

	Years ended December 31,
	2017			2016
	Previously reported	Adjustments	As adjusted	Previously reported	Adjustments	As adjusted
Revenues:
Net product revenue	$15,890	$—	$15,890	$—	$—	$—
Collaborative agreements	74,267	1,354	75,621	83,182	(4,081)	79,101
Royalties and other revenue	178	—	178	155	—	155
Total revenues	90,335	1,354	91,689	83,337	(4,081)	79,256
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	1,899	—	1,899	—	—	—
Research and development, including stock-based compensation of $4,905 and $3,938, respectively	156,813	(4,590)	152,223	178,151	(14,178)	163,973
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	2,101	—	2,101	(703)	—	(703)
Selling, general and administrative, including stock-based compensation of $4,567 and $3,514, respectively	66,203	(113)	66,090	43,044	113	43,157
Total operating expenses	227,016	(4,703)	222,313	220,492	(14,065)	206,427
Loss from operations	(136,681)	6,057	(130,624)	(137,155)	9,984	(127,171)
Interest expense	(6,984)	—	(6,984)	(6,567)	—	(6,567)
Interest and other income, net	1,954	—	1,954	2,293	—	2,293
Net loss before taxes	(141,711)	6,057	(135,654)	(141,429)	9,984	(131,445)
Income tax benefit	12,661	—	12,661	—	—	—
Net loss	$(129,050)	$6,057	$(122,993)	$(141,429)	$9,984	$(131,445)
Net loss per common share, basic and diluted	$(1.23)	$0.06	$(1.17)	$(1.36)	$0.09	$(1.27)
Shares used in computing net loss per common share, basic and diluted	105,237		105,237	103,863		103,863

	December 31, 2017
	Previously reported	Adjustment	As revised
Assets
Current assets:
Cash and cash equivalents	$61,661	$—	$61,661
Short-term investments	249,127	—	249,127
Accounts receivable, net of allowances of $4	4,825	—	4,825
Inventory	1,948	—	1,948
Prepaid expenses and other current assets	4,434	—	4,434
Total current assets	321,995	—	321,995
Property and equipment, net of accumulated depreciation and amortization of $58,623	17,687	—	17,687
Goodwill	44,543	—	44,543
Other intangible assets	51,885	—	51,885
Other assets	429	—	429
Total assets	$436,539	$—	$436,539
Liabilities and Equity
Current liabilities:
Accounts payable	$57,652	$(18,890)	$38,762
Accrued liabilities	12,282	—	12,282
Current portion of deferred revenue	40,099	252	40,351
Current portion of long-term debt, net of deferred financing costs	14,094	—	14,094
Total current liabilities	124,127	(18,638)	105,489
Deferred revenue, net of current portion	22,428	2,475	24,903
Long-term debt, net of deferred financing costs	231,576	—	231,576
Deferred tax liabilities	6,014	—	6,014
Other long-term liabilities	292	—	292
Total liabilities	384,437	(16,163)	368,274

Commitments and contingencies
Equity:
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $.001 par value; 225,000 shares authorized; 105,711 shares issued	106	—	106
Additional paid-in capital	1,435,526	—	1,435,526
Accumulated deficit	(1,381,404)	16,163	(1,365,241)
Accumulated other comprehensive loss	(222)	—	(222)
Treasury stock, at cost, 122 shares, respectively	(1,904)	—	(1,904)
Total (deficit) equity	52,102	16,163	68,265
Total liabilities and (deficit) equity	$436,539	$—	$436,539

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
In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” This targeted amendment to Topic 808 clarifies that certain transactions resulting from a collaboration agreement should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer for a good or service that is a distinct unit-of-account. This amendment is effective for fiscal years, and interim periods within years presented, beginning after December 15, 2019, and should be applied retrospectively to the date of initial application of Topic 606. The Company has applied the provisions of Topic 606 to account for its transactions for collaboration arrangements, including recognition, measurement, presentation and disclosure requirements.
In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The adoption of this ASU on January 1, 2018 did not have an impact on Lexicon’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement will also require additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. This ASU is required to be adopted using a modified retrospective approach. Management adopted ASU 2016-02 on the effective date of January 1, 2019. Upon adoption, the Company recognized $2.1 million for right-of-use assets and corresponding liabilities of the same amount on the consolidated balance sheet, primarily related to leases of office space. The adoption of this ASU on January 1, 2019 did not have a material impact on Lexicon’s consolidated financial statements.

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

4. Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2018 and 2017 are as follows:

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$80,386	$—	$—	$80,386
Securities maturing within one year:
U.S. treasury securities	73,983	—	(9)	73,974
Corporate debt securities	5,695	—	(3)	5,692
Total short-term investments	$79,678	$—	$(12)	$79,666
Total cash and cash equivalents and investments	$160,064	$—	$(12)	$160,052

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$61,661	$—	$—	$61,661
Securities maturing within one year:
U.S. treasury securities	222,316	—	(168)	222,148
Corporate debt securities	27,033	—	(54)	26,979
Total short-term investments	$249,349	$—	$(222)	$249,127
Total cash and cash equivalents and investments	$311,010	$—	$(222)	$310,788

There were no realized gains or losses for the year ended December 31, 2018. There were $7,000 in realized losses for the year ended December 31, 2017.  There were no realized gains or losses for the year ended December 31, 2016.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2018 and 2017.

	Assets and Liabilities at Fair Value
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$80,386	$—	$—	$80,386
Short-term investments	73,974	5,692	—	79,666
Total cash and cash equivalents and investments	$154,360	$5,692	$—	$160,052

	Assets and Liabilities at Fair Value
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$61,661	$—	$—	$61,661
Short-term investments	222,148	26,979	—	249,127
Total cash and cash equivalents and investments	$283,809	$26,979	$—	$310,788

The Company did not have any Level 3 assets at December 31, 2018 or 2017. The Company did not have any Level 3 liabilities at December 31, 2018 or 2017. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. In March 2017, the Company satisfied its remaining contingent payment obligation to designees of Symphony Icon Holdings LLC. Prior to payment, the Symphony Icon purchase consideration liability, a Level 3 liability, was estimated using a probability-based income approach utilizing an appropriate discount rate. Changes in the fair value of the Symphony Icon purchase consideration liability were recorded as an increase or decrease in Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $2.1 million during the year ended December 31, 2017 and decreased by $0.7 million during the year ended December 31, 2016. The following table summarizes the change in consolidated balance sheet carrying value associated with Level 3 liabilities for the years ended December 31, 2016 and 2017.

Other Long-term Liabilities
(in thousands)
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

6. Property and Equipment

Property and equipment at December 31, 2018 and 2017 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2018	2017
		(in thousands)
Computers and software	3-5	$4,557	$4,605
Furniture and fixtures	5-7	5,644	6,006
Laboratory equipment	3-7	3,378	3,423
Leasehold improvements	3-7	416	400
Buildings	15-40	59,212	59,212
Land	—	2,664	2,664
Total property and equipment		75,871	76,310
Less: Accumulated depreciation and amortization		(60,006)	(58,623)
Net property and equipment		$15,865	$17,687

7. Income Taxes

The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act significantly changes U.S. corporate income tax laws, including a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, reduction of certain tax credits, limitations or deductibility of interest expense and executive compensation, and limitations on the use of net operating loss carryforwards. During the year ended December 31, 2018, the Company's accounting for the income tax effects of the 2017 Tax Act was completed without material changes to the previously reported estimates.

Lexicon recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements and tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Accordingly, at December 31, 2017, the Company remeasured certain deferred tax assets and liabilities at the 21 percent effective tax rate, which resulted in a decrease of $165.3 million. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

The following data contain certain corrections of errors identified in previously reported amounts. See Note 2, Summary of Significant Accounting Policies. The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$206,789	$183,839
Research and development tax credits	47,087	46,574
Orphan drug credits	24,524	24,524
Capitalized research and development	71,047	68,603
Stock-based compensation	4,641	3,923
Deferred revenue	5,458	13,523
Interest	3,625	—
Other	6,044	5,656
Total deferred tax assets	369,215	346,642
Deferred tax liabilities:
Deferred tax liability related to acquisition of Symphony Icon	(10,525)	(10,896)
Other	(2)	(1)
Total deferred tax liabilities	(10,527)	(10,897)
Less: valuation allowance	(364,702)	(341,759)
Net deferred tax liabilities	$(6,014)	$(6,014)

The $10.5 million deferred tax liability relates to the tax impact of future amortization or possible impairments associated with intangible assets acquired with Symphony Icon, which are not deductible for tax purposes. During 2017, after XERMELO was approved by the FDA, the intangible asset related to XERMELO became finite-lived and as a result $8.7 million of the related deferred tax liability could be considered as a source of taxable income. Lexicon does not believe it can estimate the reversal of the temporary difference related to the remaining assets acquired with sufficient certainty such that $6.0 million of the deferred tax liability is not considered as a source of taxable income in assessing the Company’s need for a valuation allowance in accordance with ASC 740 on the basis of the tax laws in effect immediately prior to the enactment of the 2017 Tax Act.

At December 31, 2018, Lexicon had both federal and state NOL carryforwards of approximately $941.9 million and $455.8 million, respectively.  The federal and state NOL carryforwards will begin to expire in 2019.  The Company’s R&D tax credit carryforwards of approximately $47.1 million begin to expire in 2019. The orphan drug credit relates to a credit that is calculated as a percentage of expenditures for development of XERMELO, which has received Orphan Drug designation from the FDA.  Utilization of the NOL, R&D credit and orphan drug credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  Based on the federal tax law limits and the Company’s cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets, excluding the deferred tax liability relating to the XERMELO finite-lived asset, until an appropriate level of profitability is sustained.  During the year ended December 31, 2018, the valuation allowance increased $22.9 million, primarily due to the Company’s current year net loss, offset in part by expiring R&D credits. Lexicon recorded income tax benefits of $12.7 million in the year ended December 31, 2017. Of the $12.7 million tax benefits, $8.7 million is the release of a valuation allowance as a result of the ability to estimate the reversal of the deferred tax liability related to the intangible associated with XERMELO, as discussed above. The remaining $4.0 million was recorded to remeasure the deferred tax liability associated with the remaining indefinite-lived intangible asset associated with Symphony Icon at the newly enacted U.S. corporate income tax rate. There were no income tax benefits in the years ended December 31, 2018 and 2016, respectively. As of December 31, 2018 and 2017, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2018 and 2017, the Company had no accruals for interest or penalties related to income tax matters.

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

In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of December 31, 2018, the balance of unamortized debt issuance costs was $1.4 million, which offsets long-term debt on the consolidated balance sheets.

The fair value of the Convertible Notes was $97.5 million as of December 31, 2018 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.

Mortgage Loan.  In August 2018, a wholly owned subsidiary of Lexicon entered into a term loan and security agreement, refinancing the previously existing mortgage on its facilities in The Woodlands, Texas (the “Property”). The Company recorded the refinancing as a debt extinguishment, with no recognition of gain or loss on the transaction. The loan agreement provides for a $12.9 million mortgage on the Property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020. Lexicon incurred $0.4 million of debt issuance costs in connection with the mortgage loan, which offsets long-term debt on the consolidated balance sheets and will be amortized as interest expense over the two-year term of the loan agreement. As of December 31, 2018, the balance of unamortized debt issuance costs was $0.3 million. The consolidated balance sheet includes mortgage debt of $12.1 million as of December 31, 2018. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of December 31, 2018. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

BioPharma Term Loan.  In December 2017, Lexicon entered into a loan agreement with BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP that provides up to $200 million borrowing capacity (the “BioPharma Term Loan”) available in two tranches, each maturing in December 2022. The BioPharma Term Loan bears interest at 9% per year, subject to additional interest if an event of default occurs and is continuing, and is payable quarterly. A tranche of $150 million was funded in December 2017.

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

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. As of December 31, 2018, the balance of unamortized debt issuance costs was $3.2 million, which offsets long-term debt on the consolidated balance sheets.

The fair value of the BioPharma Term Loan approximates its carrying value. The fair value of the BioPharma Term Loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

The following table includes the aggregate scheduled future principal payments of the Company’s long-term debt as of December 31, 2018:

For the Year Ending December 31
(in thousands)
2019	$1,285
2020	11,130
2021	87,500
2022	150,000
2023	—
Thereafter	—
Total debt	249,915
Less deferred financing costs	(4,913)
Less current portion	(1,115)
Total long-term debt	$243,887

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
Lexicon also agreed to make up to $45 million in additional contingent payments, which would consist of 50% of any consideration Lexicon received pursuant to any licensing transaction (a “Licensing Transaction”) under which Lexicon grants a third party rights to commercialize XERMELO or other pharmaceutical compositions modulating the same target as XERMELO (the “LG103 Programs”), subject to certain exceptions. The contingent payments would be due if and when Lexicon received such consideration from a Licensing Transaction. In the event Lexicon received regulatory approval in the United States for the marketing and sale of any product resulting from the LG103 Programs prior to entering into a Licensing Transaction for the commercialization of such product in the United States, in lieu of any contingent payment from such a Licensing Transaction, Lexicon would pay Holdings the sum of $15 million and the amount of certain expenses Lexicon incurred after its exercise of the Purchase Option which were attributable to the development of such product, reduced by up to 50% of such sum on account of any contingent payments paid prior to such United States regulatory approval attributable to any such Licensing Transaction outside of the United States with respect to such product. In the event Lexicon made any such payment upon United States regulatory approval, Lexicon would have no obligation to make subsequent contingent payments attributable to any such Licensing Transactions for the commercialization of such product outside the United States until the proceeds of such Licensing Transactions exceed 50% of the payment made as a result of such United States regulatory approval. The contingent payments were payable in cash or a combination of cash and common stock, in Lexicon’s discretion, provided that no more than 50% of any contingent payment would be paid in common stock. In December 2014, Lexicon paid $5.8 million in cash and issued 666,111 shares of common stock to designees of Holdings in satisfaction of a $11.5 million contingent payment obligation as a result of receiving an upfront payment pursuant to Lexicon’s license and collaboration agreement with Ipsen. In April 2015, Lexicon paid $0.75 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving an additional upfront payment from Ipsen in March 2015. In September 2016, Lexicon paid

$3.2 million in cash to Holdings in satisfaction of its contingent payment obligation as a result of receiving a milestone payment from Ipsen in August 2016.

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

Lexicon accounted for the exercise of the Purchase Option and acquisition of Symphony Icon as a business combination. In connection with its acquisition of Symphony Icon, Lexicon paid $10.0 million in cash, and also agreed to pay Holdings additional base and contingent payments as discussed above. The fair value of the base and contingent consideration payments was $45.6 million and was estimated by applying a probability-based income approach utilizing an appropriate discount rate. This estimation was based on significant inputs that are not observable in the market, referred to as Level 3 inputs. Key assumptions include: (1) a discount rate of 14% for the base payments; (2) a discount rate of 18% for the contingent payments; and (3) a probability adjusted contingency. No discount rate was used in the valuation of the contingent consideration liability as of December 31, 2016 as the expected buyout was short-term in nature. As programs progressed, the probability adjusted contingency was adjusted as necessary. Subsequent changes in the fair value of the Symphony Icon purchase consideration liability were recorded as increase or decrease in fair value of Symphony Icon purchase liability expense in the accompanying consolidated statements of comprehensive loss. The fair value of the Symphony Icon purchase consideration liability increased by $2.1 million during the year ended December 31, 2017 and decreased by $0.7 million during the year ended December 31, 2016.

11. Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under a lease agreement, the term of which began in June 2015 and terminates in December 2022. Rent expense is recognized on a straight-line basis over the lease term.  Additionally, Lexicon leases certain equipment under operating leases.

Rent expense for all operating leases was approximately $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The following table includes non-cancelable, escalating future lease payments:

For the Year Ending December 31
(in thousands)
2019	$657
2020	637
2021	646
2022	658
2023	—
Thereafter	—
Total	$2,598

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

Legal Proceedings:  On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats and Jeffrey L. Wade was filed against the Company, and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from March 11, 2016 through January 17, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from its Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

In addition, Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 15,000,000 shares.  As of December 31, 2018, an aggregate of 15,000,000 shares of common stock had been reserved for issuance, options to purchase 5,953,831 shares and 1,285,752 restricted stock units were outstanding, 1,909,515 shares had been issued upon the exercise of stock options, 1,451,648 shares had been issued pursuant to restricted stock units and 113,940 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 600,000 shares.  As of December 31, 2018, an aggregate of 600,000 shares of common stock had been reserved for issuance, stock options to purchase 198,551 shares were outstanding, none had been issued upon the exercise of stock options and 103,208 shares had been issued pursuant to restricted stock awards granted under the Directors’ Plan.

Stock Option Activity:  The following is a summary of stock option activity under Lexicon’s equity incentive plans:

	2018		2017		2016
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,961	$11.17	4,834	$11.24	4,217	$12.35
Granted	1,916	10.00	892	14.31	1,370	10.40
Exercised	(97)	7.55	(458)	11.97	(495)	12.17
Expired	(239)	14.21	(157)	26.42	(195)	27.33
Forfeited	(389)	12.04	(150)	13.84	(63)	10.45
Outstanding at end of year	6,152	10.68	4,961	11.17	4,834	11.24
Exercisable at end of year	3,620	$10.72	3,077	$10.95	2,727	$12.55

The weighted average estimated grant date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 were $5.63, $8.59 and $6.43, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 were $0.2 million, $2.0 million and $1.7 million, respectively.  The weighted average remaining contractual term of stock options outstanding and exercisable was 6.6 and 5.2 years, respectively, as of December 31, 2018.  At December 31, 2018, the aggregate intrinsic value of the outstanding stock options and the exercisable stock options was $0.3 million and $0.3 million, respectively.

Stock Bonus and Restricted Stock Unit Activity:

During the years ended December 31, 2018, 2017 and 2016, Lexicon granted its non-employee directors 20,512, 10,248 and 11,456 shares, respectively, of restricted stock awards. The restricted stock awards had weighted average grant date fair values of $7.80, $15.61 and $13.96 per share, respectively, and vested immediately.

During the years ended December 31, 2018, 2017 and 2016, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in three to four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2017	946	$10.50
Granted	872	9.79
Vested	(334)	9.85
Forfeited	(198)	10.59
Outstanding at December 31, 2018	1,286	$10.17

Aggregate Shares Reserved for Issuance

As of December 31, 2018, an aggregate of 7,438,134 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 4,583,555 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

13. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $1.0 million, $1.0 million and $0.7 million in the years ended December 31, 2018, 2017 and 2016, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

Under the Sanofi Agreement, Lexicon has granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right and license under its patent rights and know-how to develop, manufacture and commercialize sotagliflozin. Subject to specified exceptions, neither party may (a) perform clinical development activities relating to any other compound which inhibits sodium-glucose cotransporters type 1 or type 2 or (b) commercialize any such compounds in the United States, countries of the European Union and certain other specified countries, in each case during the royalty terms applicable in such countries. Among the specified exceptions is a right Lexicon retained to pursue the development of LX2761, with respect to which Lexicon granted Sanofi certain rights of first negotiation specified in the Sanofi Agreement.

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

Lexicon will continue to be responsible for all clinical development activities relating to type 1 diabetes and has exercised an exclusive option to co-promote and have a significant role, in collaboration with Sanofi, in the commercialization of sotagliflozin for the treatment of type 1 diabetes in the United States. Under the terms of its co-promotion option, Lexicon will fund forty percent of the commercialization costs relating to such co-promotion activities. Sanofi will be responsible for all clinical development and commercialization of sotagliflozin for the treatment of type 2 diabetes worldwide and will be solely responsible for the commercialization of sotagliflozin for the treatment of type 1 diabetes outside the United States. Lexicon shared in the funding of a portion of the planned type 2 diabetes development costs over the first three years of the collaboration, up to an aggregate of $100 million, which was satisfied in 2018. Sanofi will book sales worldwide in all indications.

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

As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company is recognizing the $113.8 million allocated to the development services performance obligation and the $59.4 million allocated to the funding performance obligation over the estimated period of performance as the development and funding occurs. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. During 2018, there has not been an adjustment to the transaction price. In December 2018, the parties also agreed to an allocation of the initial submission costs relating to the preparation and submission of the applications with the FDA for approval of sotagliflozin. As a result, the Company recorded $8.6 million in revenue for the year ended December 31, 2018. Revenue recognized under the Sanofi Agreements was $33.2 million, $60.1 million and $71.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue for the years ended December 31, 2017 and 2016 includes $1.9 million and $6.3 million, respectively, of sales of clinical trial materials to Sanofi.

Ipsen. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of XERMELO outside of the United States and Japan (the “Licensed Territory”).

Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and has the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $45.0 million through December 31, 2018, consisting of $24.5 million in upfront payments, a $6.4 million milestone upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.8 million milestone upon Ipsen’s first commercial sale in Germany, a $3.8 million milestone upon Ipsen’s first commercial sale in the United Kingdom and a $1.3 million milestone upon Ipsen’s receipt of approval from Health Canada. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $11.8 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Milestone payments that are contingent upon achievement of a substantive milestone are deemed constrained. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of XERMELO. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon supplies Ipsen’s commercial requirements of XERMELO, and Ipsen pays an agreed upon transfer price for such commercial supply.

The Company considered the following as its performance obligations with respect to the revenue recognition of the $24.5 million upfront payment:

•The exclusive license granted to Ipsen to develop and commercialize XERMELO in the Licensed
Territory;
•The development services Lexicon is performing for XERMELO;
•The obligation to participate in committees which govern the development of XERMELO until commercialization; and
•The obligation to supply commercial supply of XERMELO, under a commercial supply agreement.

The Company determined that the license had stand-alone value because it is an exclusive license that grants Ipsen the right to develop and commercialize XERMELO or to sublicense its rights. In addition, at the time of the agreement, it would have been possible for Ipsen or another third party to conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Agreement to be separate performance obligations. The Company recognized the portion of the transaction price allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services and the obligation to participate in committees over the period of time Lexicon performs services, which was completed in 2018.

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

As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payment for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company is recognizing the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and is recognizing the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. During 2018, the milestone earned when Ipsen received approval from Health Canada was determined to be a distinct performance obligation relating to the development activities and accordingly, was recognized as revenue without further allocation to the remaining performance obligations. Revenue recognized under the Agreement was $4.6 million, $16.2 million and $7.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Revenue for the years ended December 31, 2018 and 2017 include $0.3 million and $0.1 million, respectively, of royalties from Ipsen. Revenue for the years ended December 31, 2018 and 2017 include $1.6 million and $0.8 million, respectively, from sales of bulk tablets of XERMELO to Ipsen.

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

Under the terms of the award, Lexicon was responsible for the creation of a specified number of jobs beginning in 2012, reaching an aggregate of 1,616 new jobs in Texas by December 31, 2016.  Lexicon receives credits against those job obligations based on funding received by TIGM and certain related parties from sources other than the State of Texas. Subject to these credits, the State may require Lexicon to repay $2,415 for each job Lexicon falls short beginning in 2013.  Lexicon has evaluated its performance obligation and has concluded that such credits are sufficient to fully offset its job obligation; however, Lexicon’s maximum aggregate exposure for such payments is approximately $14.2 million, without giving effect to any credits to which Lexicon may be entitled.  Upon adoption of Topic 606, Lexicon determined that it was not probable that a significant reversal would occur and therefore, reduced deferred revenue by this amount in the accompanying consolidated balance sheets.

15. Selected Quarterly Financial Data (Unaudited)

The following data contain certain corrections of errors identified in previously reported amounts. See Note 2, Summary of Significant Accounting Policies. The table below sets forth certain unaudited statements of comprehensive loss data, and net loss per common share data, for each quarter of 2018 and 2017:

(in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
		(Unaudited)
2018
Revenues	$25,374	$13,798	$6,966	$17,071
Loss from operations	$(37,713)	$(30,272)	$(22,927)	$(12,367)
Net loss	$(41,822)	$(34,549)	$(27,396)	$(16,781)
Net loss per common share, basic and diluted	$(0.40)	$(0.33)	$(0.26)	$(0.16)
Shares used in computing net loss per common share, basic and diluted	105,668	105,848	105,881	105,920
2017
Revenues	$17,962	$12,087	$27,674	$33,966
Loss from operations	$(39,512)	$(33,491)	$(28,605)	$(29,016)
Net loss	$(31,918)	$(34,657)	$(29,809)	$(26,609)
Net loss per common share, basic and diluted	$(0.31)	$(0.33)	$(0.28)	$(0.25)
Shares used in computing net loss per common share, basic and diluted	104,461	105,300	105,582	105,588

For all periods presented, the weighted average number of shares outstanding are the same for both basic and diluted net loss per common share. For these periods, shares associated with convertible debt, stock options and restricted stock units are not included in the weighted average number of shares of common stock outstanding because they are antidilutive.

The impact of the error corrections are presented on a “Previously reported,” “Adjustments,” and “As adjusted” basis in the following quarterly financial data for 2017 and 2018 (in thousands, except per share data):

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Previously reported	Adjustments	As adjusted	Previously reported	Adjustments	As adjusted
Revenues	$25,207	167	$25,374	$18,293	(331)	$17,962
Loss from operations	$(37,966)	253	$(37,713)	$(42,485)	2,973	$(39,512)
Net loss	$(42,075)	253	$(41,822)	$(34,891)	2,973	$(31,918)
Net loss per common share, basic and diluted	$(0.40)	—	$(0.40)	$(0.33)	0.02	$(0.31)
Shares used in computing net loss per common share, basic and diluted	105,668		105,668	104,461		104,461

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Previously reported	Adjustments	As adjusted	Previously reported	Adjustments	As adjusted
Revenues:	$13,753	45	$13,798	$12,053	34	$12,087
Loss from operations	$(30,429)	157	$(30,272)	$(33,893)	402	$(33,491)
Net loss	$(34,706)	157	$(34,549)	$(35,059)	402	$(34,657)
Net loss per common share, basic and diluted	$(0.33)	—	$(0.33)	$(0.33)	—	$(0.33)
Shares used in computing net loss per common share, basic and diluted	105,848		105,848	105,300		105,300

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Previously reported	Adjustment	As adjusted	Previously reported	Adjustment	As adjusted
Revenues:	$6,856	110	$6,966	$26,942	732	$27,674
Loss from operations	$(23,043)	116	$(22,927)	$(29,518)	913	$(28,605)
Net loss	$(27,512)	116	$(27,396)	$(30,722)	913	$(29,809)
Net loss per common share, basic and diluted	$(0.26)	—	$(0.26)	$(0.29)	0.01	$(0.28)
Shares used in computing net loss per common share, basic and diluted	105,881		105,881	105,582		105,582

				Three Months Ended December 31, 2017
				Previously reported	Adjustment	As adjusted
Revenues:				$33,047	919	$33,966
Loss from operations				$(30,785)	1,769	$(29,016)
Net loss				$(28,378)	1,769	$(26,609)
Net loss per common share, basic and diluted				$(0.27)	0.02	$(0.25)
Shares used in computing net loss per common share, basic and diluted				105,588		105,588