Form 10-Q
period 2019-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2019-08-01
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
(281) 863-3000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	LXRX	The Nasdaq Global Select Market
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
As of July 29, 2019, 106,271,927 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,106	$80,386
Short-term investments	94,871	79,666
Accounts receivable, net of allowances of $4	5,580	5,924
Inventory	4,277	4,680
Prepaid expenses and other current assets	6,625	2,668
Total current assets	122,459	173,324
Property and equipment, net of accumulated depreciation and amortization of $60,791 and $60,006, respectively	15,007	15,865
Goodwill	44,543	44,543
Other intangible assets, net of accumulated amortization of $4,120 and $3,237, respectively	49,236	50,119
Other assets	1,898	285
Total assets	$233,143	$284,136
Liabilities and Equity
Current liabilities:
Accounts payable	$10,028	$17,759
Accrued liabilities	9,083	14,482
Current portion of deferred revenue	2,243	3,395
Current portion of long-term debt, net of deferred issuance costs	1,115	1,115
Total current liabilities	22,469	36,751
Deferred revenue, net of current portion	24,268	23,651
Long-term debt, net of deferred issuance costs	243,953	243,887
Deferred tax liabilities	6,014	6,014
Other long-term liabilities	1,325	238
Total liabilities	298,029	310,541
Commitments and contingencies
Equity (Deficit):
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 106,679 and 106,162 shares issued, respectively	106	106
Additional paid-in capital	1,455,131	1,447,954
Accumulated deficit	(1,516,392)	(1,471,577)
Accumulated other comprehensive income (loss)	86	(12)
Treasury stock, at cost, 407 and 236 shares, respectively	(3,817)	(2,876)
Total deficit	(64,886)	(26,405)
Total liabilities and equity (deficit)	$233,143	$284,136

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net product revenue	$8,672	$7,316	$15,412	$12,776
Collaborative agreements	860	6,404	3,299	26,236
Royalties and other revenue	150	78	187	160
Total revenues	9,682	13,798	18,898	39,172
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	1,327	838	1,880	1,371
Research and development, including stock-based compensation of $1,903, $1,395, $3,671 and $3,050, respectively	12,637	26,477	24,659	74,173
Selling, general and administrative, including stock-based compensation of $1,863, $1,503, $3,506 and $2,922, respectively	14,263	16,755	28,373	31,612
Total operating expenses	28,227	44,070	54,912	107,156
Loss from operations	(18,545)	(30,272)	(36,014)	(67,984)
Interest expense	(5,164)	(5,187)	(10,281)	(10,300)
Interest and other income, net	691	910	1,480	1,915
Net loss	$(23,018)	$(34,549)	$(44,815)	$(76,369)
Net loss per common share, basic and diluted	$(0.22)	$(0.33)	$(0.42)	$(0.72)
Shares used in computing net loss per common share, basic and diluted	106,272	105,848	106,164	105,758

Other comprehensive income (loss):
Unrealized gain on investments	53	176	98	4
Comprehensive loss	$(22,965)	$(34,373)	$(44,717)	$(76,365)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2017	105,711	$106	$1,435,526	$(1,365,241)	$(222)	$(1,904)	$68,265
Cumulative effect of change in accounting principle	—	—	—	14,212	—	—	14,212
Stock-based compensation	—	—	3,074	—	—	—	3,074
Issuance of common stock under Equity Incentive Plans	337	—	25	—	—	—	25
Repurchase of common stock	—	—	—	—	—	(972)	(972)
Net loss	—	—	—	(41,820)	—	—	(41,820)
Unrealized loss on investments	—	—	—	—	(172)	—	(172)
Balance at March 31, 2018	106,048	106	1,438,625	(1,392,849)	(394)	(2,876)	42,612
Stock-based compensation	—	—	2,898	—	—	—	2,898
Issuance of common stock under Equity Incentive Plans	67	—	367	—	—	—	367
Net loss	—	—	—	(34,549)	—	—	(34,549)
Unrealized loss on investments	—	—	—	—	176	—	176
Balance at June 30, 2018	106,115	$106	$1,441,890	$(1,427,398)	$(218)	$(2,876)	$11,504

Balance at December 31, 2018	106,162	$106	$1,447,954	$(1,471,577)	$(12)	$(2,876)	$(26,405)
Stock-based compensation	—	—	3,411	—	—	—	3,411
Issuance of common stock under Equity Incentive Plans	517	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(941)	(941)
Net loss	—	—	—	(21,797)	—	—	(21,797)
Unrealized gain on investments	—	—	—	—	45	—	45
Balance at March 31, 2019	106,679	106	1,451,365	(1,493,374)	33	(3,817)	(45,687)
Stock-based compensation	—	—	3,766	—	—	—	3,766
Net loss	—	—	—	(23,018)	—	—	(23,018)
Unrealized gain on investments	—	—	—	—	53	—	53
Balance at June 30, 2019	106,679	$106	$1,455,131	$(1,516,392)	$86	$(3,817)	$(64,886)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(44,815)	$(76,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,811	1,853
Stock-based compensation	7,177	5,972
Amortization of debt issuance costs	708	592
Changes in operating assets and liabilities:
Decrease in accounts receivable	344	419
(Increase) decrease in inventory	403	(194)
(Increase) decrease in prepaid expenses and other current assets	(3,957)	481
Decrease in other assets	186	—
Decrease in accounts payable and other liabilities	(13,842)	(6,844)
Decrease in deferred revenue	(535)	(25,208)
Net cash used in operating activities	(52,520)	(99,298)
Cash flows from investing activities:
Purchases of property and equipment	(70)	(55)
Purchases of investments	(106,706)	(49,638)
Maturities of investments	91,600	104,123
Net cash (used in) provided by investing activities	(15,176)	54,430
Cash flows from financing activities:
Proceeds from issuance of common stock	—	392
Repurchase of common stock	(941)	(972)
Repayment of debt borrowings	(643)	(1,169)
Net cash used in financing activities	(1,584)	(1,749)
Net decrease in cash and cash equivalents	(69,280)	(46,617)
Cash and cash equivalents at beginning of period	80,386	61,661
Cash and cash equivalents at end of period	$11,106	$15,044

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,610	$6,726

Supplemental disclosure of non-cash activities:
Unrealized gain on investments	$98	$4

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2019, short-term investments consisted of U.S. treasury bills. As of December 31, 2018, short-term investments consisted of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.  Write-offs are evaluated on a case by case basis.

Inventory: Inventory is comprised of the Company’s approved product it is commercializing in the United States, XERMELO®. Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. Inventory consisted of the following:

	As of June 30,	As of December 31,
	2019	2018
	(in thousands)
Raw materials	$3,529	$3,564
Work-in-process	424	232
Finished goods	324	884
Total inventory	$4,277	$4,680

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

Other Intangible Assets: Other intangible assets, net consist of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. The Company recorded $0.9 million in amortization expense related to intangible assets for each of the six months ended June 30, 2019 and 2018, respectively.

Leases: Lexicon leases certain office space and equipment for use in operations. Lease expense is recognized on a straight-line basis over the lease term. Right-of-use assets and lease liabilities are recorded on the consolidated balance sheet for leases with a term greater than one year and are recognized based on the present value of the lease payments over the lease term.

Impairment of Long-Lived Assets:  Long-lived assets, right-of-use assets for leases and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets in the six months ended June 30, 2019 and 2018.

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

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in the six months ended June 30, 2019 and 2018.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2019 and 2018:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2019:
Employees	63%	2.4%	4	—%
Officers and non-employee directors	63%	2.6%	8	—%
June 30, 2018:
Employees	59%	2.5%	4	—%
Officers and non-employee directors	63%	2.8%	8	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2019:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2018	6,152	$10.68
Granted	2,196	5.19
Expired	(210)	9.95
Forfeited	(183)	10.28
Outstanding at June 30, 2019	7,955	9.20
Exercisable at June 30, 2019	4,093	$10.64

During the six months ended June 30, 2019, Lexicon granted its employees and non-employee directors annual restricted stock units. Outstanding employee restricted stock units vest in three to four annual installments. Outstanding non-employee director restricted stock units vest fully on the first anniversary of the grant. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2018	1,286	$10.17
Granted	2,285	5.14
Vested	(517)	9.60
Forfeited	(158)	6.77
Outstanding at June 30, 2019	2,896	$6.49

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

2.	Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. This ASU is required to be adopted using a modified retrospective approach. Management adopted ASU 2016-02 on January 1, 2019 and elected the practical expedient that allows entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Consequently, prior year financial information has not been updated and the disclosures required under the new standard have not been provided for periods prior to January 1, 2019. Upon adoption, the Company recognized $2.1 million for right-of-use assets and corresponding liabilities on the consolidated balance sheet, primarily related to lease of office space. The adoption of this ASU on January 1, 2019 did not have a material impact on Lexicon’s consolidated financial statements.
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

3.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2019 and December 31, 2018 are as follows:

	As of June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$11,106	$—	$—	$11,106
Securities maturing within one year:
U.S. treasury securities	94,785	89	(3)	94,871
Corporate debt securities	—	—	—	—
Total short-term investments	$94,785	$89	$(3)	$94,871
Total cash and cash equivalents and investments	$105,891	$89	$(3)	$105,977

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$80,386	$—	$—	$80,386
Securities maturing within one year:
U.S. treasury securities	73,983	—	(9)	73,974
Corporate debt securities	5,695	—	(3)	5,692
Total short-term investments	$79,678	$—	$(12)	$79,666
Total cash and cash equivalents and investments	$160,064	$—	$(12)	$160,052

There were no realized losses during either of the six months ended June 30, 2019 and 2018, respectively. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels described above as of June 30, 2019 and December 31, 2018:

	Assets and Liabilities at Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$11,106	$—	$—	$11,106
Short-term investments	94,871	—	—	94,871
Total cash and cash equivalents and investments	$105,977	$—	$—	$105,977

	Assets and Liabilities at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$80,386	$—	$—	$80,386
Short-term investments	73,974	5,692	—	79,666
Total cash and cash equivalents and investments	$154,360	$5,692	$—	$160,052

The Company did not have any Level 3 assets or liabilities as of June 30, 2019 or December 31, 2018.
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

In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of June 30, 2019, the balance of unamortized debt issuance costs was $1.2 million, which offsets long-term debt on the consolidated balance sheets.
The fair value of the Convertible Notes was $95.6 million as of June 30, 2019 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In August 2018, a wholly owned subsidiary of Lexicon entered into a term loan and security agreement, refinancing the previously existing mortgage on its facilities in The Woodlands, Texas (the “Property”). The Company recorded the refinancing as a debt extinguishment, with no recognition of gain or loss on the transaction. The loan agreement provides for a $12.9 million mortgage on the Property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020. Lexicon incurred $0.4 million of debt issuance costs in connection with the mortgage loan, which offsets long-term debt on the consolidated balance sheets and are amortized as interest expense over the two-year term of the loan agreement. As of June 30, 2019, the balance of unamortized debt issuance costs was $0.2 million. The consolidated balance sheet includes mortgage debt of $11.6 million as of June 30, 2019. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of June 30, 2019. The fair value of the loan agreement approximates its carrying value.  The fair value of the loan agreement was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

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

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. As of June 30, 2019, the balance of unamortized debt issuance costs was $2.8 million, which offsets long-term debt on the consolidated balance sheets.

The fair value of the BioPharma Term Loan approximates its carrying value. The fair value of the BioPharma Term Loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

6.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under an operating lease agreement, the term of which began in June 2015 and terminates in December 2022. As disclosed in Note 2, the Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019. As of June 30, 2019, the office space lease right-of-use (ROU) asset had a balance of $1.9 million, which is included in other assets in the consolidated balance sheet, and current and non-current liabilities relating to the ROU asset were $0.6 million and $1.3 million, respectively, which are included in accrued liabilities and other long-term liabilities in the consolidated balance sheet, respectively. The discount rate used to record the office space lease was the Company’s estimated borrowing rate of 9%. Additionally, Lexicon leases certain office equipment under operating leases. The Company elected to apply the short-term lease exception to all leases one year or less.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at June 30, 2019:

(in thousands)
2019	$304
2020	620
2021	632
2022	645
2023	—
Total undiscounted operating lease liability	2,200
Less: amount of lease payments representing interest	(322)
Present value of future lease payments	1,878
Less: short-term operating lease liability	(553)
Long-term operating lease liability	$1,325

Legal Proceedings.  On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against the Company and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. An amended complaint was filed on July 30, 2019. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from its Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

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
On July 25, 2019, Sanofi delivered to Lexicon a notice purporting to terminate the Sanofi Agreement. Lexicon has notified Sanofi that it considers such notice invalid and the Sanofi Agreement to remain in full force and effect. See “Part II, Item 1. Legal Proceedings” for more information regarding Sanofi’s purported termination and associated disputes. The following is a summary description of the Sanofi Agreement without reference to Sanofi’s purported termination or associated disputes.

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
Lexicon will continue to be responsible for all clinical development activities relating to type 1 diabetes and has exercised an exclusive option to co-promote and have a significant role, in collaboration with Sanofi, in the commercialization of sotagliflozin for the treatment of type 1 diabetes in the United States. Under the terms of its co-promotion option, Lexicon would fund forty percent of the commercialization costs relating to such co-promotion activities. Sanofi is responsible for all clinical development and commercialization of sotagliflozin for the treatment of type 2 diabetes worldwide and will be solely responsible for the commercialization of sotagliflozin for the treatment of type 1 diabetes outside the United States. Lexicon shared in the funding of a portion of the planned type 2 diabetes development costs over the first three years of the collaboration, up to an aggregate of $100 million, which was satisfied in 2018. Sanofi would book sales worldwide in all indications.
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
The Company determined that the license had stand-alone value because it is an exclusive license that gives Sanofi the right to develop and commercialize sotagliflozin or to sublicense its rights. In addition, sotagliflozin is currently in development and it is possible that Sanofi or another third party could conduct clinical trials without assistance from Lexicon. As a result, the Company considers the license and the development services under the Sanofi Agreement to be separate performance obligations. The Company recognized the portion of the transaction price allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company is recognizing as revenue the amount allocated to the development services for type 1 diabetes over the period of time Lexicon performs services, currently expected to be through 2027, and recognized as revenue the obligation to provide funding for development services for type 2 diabetes over the period of time Lexicon provided the funding, which was completed in 2018.
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
As a result of the allocation, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company is recognizing the $113.8 million allocated to the development services performance obligation and the $59.4 million allocated to the funding performance obligation over the estimated period of performance as the development and funding occurs. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. During the six months ended June 30, 2019, there has not been an adjustment to the transaction price. Revenue recognized under the Sanofi Agreement was $0.3 million and $25.3 million for the six months ended June 30, 2019 and 2018, respectively.
Ipsen. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of XERMELO outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and has the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $47.2 million through June 30, 2019, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.84 million milestone upon Ipsen’s first commercial sale in Germany, a $3.84 million milestone upon Ipsen’s first commercial sale in the United Kingdom, a $1.25 million million milestone upon Ipsen’s receipt of approval from Health Canada and a $2.25 million milestone upon Ipsen’s first commercial sale in Canada. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $9.6 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of

XERMELO. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of XERMELO, and Ipsen pays an agreed upon transfer price for such commercial supply.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company recognized the $1.7 million allocated to the development services performance obligation over the period of performance as development occurred, and recognized the $0.1 million allocated to the committee participation performance obligation ratably over the period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. During the six months ended June 30, 2019, the milestone earned when Ipsen made its first commercial sale in Canada was determined to be a distinct performance obligation relating to the development activities and accordingly, was recognized as revenue without further allocation to the remaining performance obligations. Revenue recognized under the Agreement was $3.1 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively. Royalty revenue of $0.1 million was recognized for each of the six months ended June 30, 2019 and 2018, respectively. Net product revenue for the six months ended June 30, 2019 and 2018 included $1.3 million and $1.4 million, respectively, from sales of bulk tablets of XERMELO to Ipsen.

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

•
We are developing Zynquista™ (sotagliflozin), an orally-delivered small molecule drug candidate, as a treatment for type 1 and type 2 diabetes. We have granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin. Sanofi has delivered to us a notice purporting to terminate the collaboration. We have notified Sanofi that we consider such notice invalid and the collaboration agreement to remain in full force and effect. See “Part II, Item 1. Legal Proceedings” for more information regarding Sanofi’s purported termination and associated disputes.

Zynquista has been approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index ≥ 27 kg/m2, who could not achieve adequate glycemic control despite optimal insulin therapy. The U.S. Food and Drug Administration has issued a complete response letter regarding the application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States. Applications for regulatory approval to market sotagliflozin for type 1 diabetes in certain additional countries remain under regulatory review. Sanofi has also been conducting a comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes and we have reported preliminary top-line results from the first three Phase 3 clinical trials of sotagliflozin in adults living with type 2 diabetes.

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

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts; our and Sanofi’s ability to obtain regulatory approval for the marketing and sale of sotagliflozin for type 1 and type 2 diabetes in countries where such regulatory approval has not yet been obtained; the amount and timing of payments, if any, under our existing collaboration agreements with Sanofi, Ipsen and other entities; the success of our ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses; the timing and willingness of such new collaborators to commercialize products that would result in milestone payments and royalties and their success in such efforts; and general and industry-specific economic conditions which may affect research and development expenditures.

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

Since our inception, we have incurred significant losses and, as of June 30, 2019, we had an accumulated deficit of $1.5 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$9.7	$13.8	$18.9	$39.2
Dollar decrease	$4.1		$20.3
Percentage decrease	30%		52%

•
Net product revenue – Net product revenue for the three months ended June 30, 2019 increased 19% to $8.7 million, and for the six months ended June 30, 2019 increased 21% to $15.4 million as compared to the corresponding periods in 2018 from revenues recognized from the sale of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.

•
Collaborative agreements – Revenue from collaborative agreements for the three and six months ended June 30, 2019 decreased 87% to $0.9 million and $3.3 million, respectively, as compared to the corresponding periods in 2018, primarily due to revenues recognized in the prior year as a result of clinical trial activities under the collaboration and license agreement with Sanofi.

Cost of Sales

Total cost of sales and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total cost of sales	$1.3	$0.8	$1.9	$1.4
Dollar increase	$0.5		$0.5
Percentage increase	58%		37%

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialization inventory is expected to be sold over approximately the next eighteen months. As a result, cost of sales for the next eighteen months will reflect a lower average per unit cost of materials. Cost of sales for the three and six months ended June 30, 2019 and 2018 includes $0.4 million and $0.9 million, respectively, of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total research and development expense	$12.6	$26.5	$24.7	$74.2
Dollar decrease	$13.8		$49.5
Percentage decrease	52%		67%

Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•
Third-party and other services – Third-party and other services for the three months ended June 30, 2019 decreased 81% to $3.2 million, and for the six months ended June 30, 2019 decreased 90% to $5.6 million as compared to the corresponding periods in 2018 primarily due to decreases in external clinical development costs relating to sotagliflozin and professional and consulting fees. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three and six months ended June 30, 2019 were $5.4 million and $11.3 million, respectively, and were comparable to the corresponding periods in 2018. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2019 increased 36% to $1.9 million, and for the six months ended June 30, 2019 increased 20% to $3.7 million as compared to the corresponding periods in 2018, primarily due to a shorter vesting period of the annual restricted stock unit awards granted in 2018 and 2019.

•
Facilities and equipment – Facilities and equipment costs for the three and six months ended June 30, 2019 were $0.7 million and $1.3 million, respectively, and were comparable to the corresponding periods in 2018.

•
Other – Other costs for the three months ended June 30, 2019 decreased 30% to $1.5 million, and for the six months ended June 30, 2019 decreased 24% to $2.8 million, as compared to the corresponding periods in 2018, primarily due to lower funding of continuing medical education grants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total selling, general and administrative expense	$14.3	$16.8	$28.4	$31.6
Dollar decrease	$2.5		$3.2
Percentage decrease	15%		10%
Selling, general and administrative expenses consist primarily of personnel costs to sell XERMELO and to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•
Personnel – Personnel costs for the three months ended June 30, 2019 were $7.1 million and were comparable to the corresponding period in 2018. Personnel costs for the six months ended June 30, 2019 increased 4% to $15 million as compared to the corresponding period in 2018, primarily due to an increase in headcount. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional and consulting fees – Professional and consulting fees for the three months ended June 30, 2019 decreased 50% to $2.9 million, and for the six months ended June 30, 2019 decreased 41% to $5.5 million as compared to the corresponding periods in 2018, primarily due to changes in marketing costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2019 increased 24% to $1.9 million, and for the six months ended June 30, 2019 increased 20% to $3.5 million as compared to the corresponding periods in 2018, primarily due to a shorter vesting period of the annual restricted stock unit awards granted in 2018 and 2019.

•
Facilities and equipment – Facilities and equipment costs for the three and six months ended June 30, 2019 were $0.4 million and $0.9 million, respectively, and were comparable to the corresponding periods in 2018.

•
Other – Other costs for the three months ended June 30, 2019 were $2.0 million, and were comparable to the corresponding period in 2018. Other costs for the six months ended June 30, 2019 decreased 14% to $3.6 million as compared to the corresponding period in 2018, primarily due to a decrease in contributions to charitable foundations.

Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense for each of the three months ended June 30, 2019 and 2018 was $5.2 million, and for each of the six months ended June 30, 2019 and 2018 was $10.3 million.

Interest and Other Income, Net. Interest and other income, net for the three months ended June 30, 2019 and 2018 was $0.7 million and $0.9 million, respectively, and for the six months ended June 30, 2019 and 2018 was $1.5 million and $1.9 million, respectively.

 Net Loss and Net Loss per Common Share

Net Loss and Net Loss per Common Share. Net loss decreased to $23.0 million in the three months ended June 30, 2019 from $34.5 million in the corresponding period in 2018. Net loss per common share decreased to $0.22 in the three months ended June 30, 2019 from $0.33 in the corresponding period in 2018. Net loss decreased to $44.8 million in the six months ended June 30, 2019 from $76.4 million in the corresponding period in 2018. Net loss per common share decreased to $0.42 in the six months ended June 30, 2019 from $0.72 in the corresponding period in 2018.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we received under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through June 30, 2019, we had received net proceeds of $1.5 billion from issuances of common and preferred stock and convertible and term debt. In addition, from our inception through June 30, 2019, we received $885.6 million in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, sales of compound libraries and reagents, and government grants and contracts, of which $850.7 million had been recognized as revenues through June 30, 2019.
As of June 30, 2019, we had $106.0 million in cash, cash equivalents and short-term investments. As of December 31, 2018, we had $160.1 million in cash, cash equivalents and investments. We used cash of $52.5 million in operations in the six months ended June 30, 2019. This consisted primarily of the net loss for the period of $44.8 million and a net decrease in operating liabilities net of assets of $17.4 million, partially offset by non-cash charges of $7.2 million related to stock-based compensation expense and $2.5 million related to depreciation and amortization expense, including amortization of debt issuance costs. Investing activities used cash of $15.2 million in the six months ended June 30, 2019, primarily due to net purchases of investments of $15.1 million. Financing activities used cash of $1.6 million, primarily to repurchase $0.9 million of common stock and to repay $0.6 million of debt borrowings.
Other commitments. In April 2019, Zynquista was approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index ≥ 27 kg/m2, who could not achieve adequate glycemic control despite optimal insulin therapy. Following this approval and achievement of certain marketing conditions, we will be required to make certain royalty payments, totaling $4.5 million, in three equal annual installments of $1.5 million.
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
Our future capital requirements will be substantial and will depend on many factors, including our ability to successfully and timely resolve our disputes with Sanofi relating to Sanofi’s purported termination of our collaboration agreement and associated matters, the success of our sales, marketing, distribution and other commercialization activities for XERMELO in the United States and the revenues we generate from that approved product; the success of Ipsen’s sales, marketing, distribution and other commercialization activities for XERMELO outside of the United States and Japan; success in obtaining regulatory approval for the marketing and sales of sotagliflozin for type 1 diabetes in the United States; success in commercializing Zynquista for type 1 diabetes in the European Union and any other countries for which regulatory approval is obtained; the progress, scope and results of the development activities with respect to sotagliflozin in type 2 diabetes patients; success in commercializing sotagliflozin for type 2 diabetes, if approved; the timing, progress and results of clinical trials of telotristat ethyl, sotagliflozin and LX9211; the amount and timing of payments, if any, under our existing collaboration agreements; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to commercialize XERMELO; to seek regulatory approval in the United States for sotagliflozin in type 1 diabetes; to commercialize sotagliflozin for type 1 diabetes in the United States, if approved; to ensure the successful completion of the clinical development program for sotagliflozin in type 2 diabetes and seek regulatory approvals for sotagliflozin in type 2 diabetes; and to our nonclinical and clinical development efforts with respect to telotristat ethyl, sotagliflozin and LX9211; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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
We had approximately $106.0 million in cash and cash equivalents and short-term investments as of June 30, 2019. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting related to the design of controls to prevent overstatement of estimated pass-through costs recorded in our clinical trial expense accruals. During the six months ended June 30, 2019, we designed and implemented processes and internal controls to prevent such overstatement. There were no other changes in our internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

Item 1.	Legal Proceedings

Securities Class Action Litigation. On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against us and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. An amended complaint was filed on July 30, 2019. The lawsuit purports to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

Sanofi Disputes. On July 25, 2019, we received written notice from Sanofi informing us of Sanofi’s purported termination of our collaboration and license agreement, dated November 5, 2015, entered into by us and Sanofi for the worldwide development and commercialization of sotagliflozin. The notice purports to terminate the collaboration agreement for a failure to achieve positive results in two Phase 3 clinical studies of sotagliflozin in type 2 diabetes. We disagree that Sanofi has the right to so terminate the collaboration agreement and consider Sanofi’s notice to such effect to be invalid and such purported termination and public announcement thereof to constitute a breach of the collaboration agreement and a breach of Sanofi’s implied duty and covenant of good faith and fair dealing.

The collaboration agreement provides that Sanofi may terminate the collaboration agreement upon thirty (30) days’ written notice if, with respect to any specified decision point, positive results are not achieved in all material respects, as determined by the joint steering committee established under the governance provisions of the collaboration agreement. The timing of that determination is to be “within thirty (30) days after the earlier of (i) completion of the final study report for the applicable clinical study and, if applicable, delivery of such report to Sanofi and (ii) one hundred twenty (120) days after the first database lock for the applicable clinical study.” In the event that the joint steering committee is unable to agree, the determination of positive results is subject to the dispute resolution procedures specified in the collaboration agreement. In no case is Sanofi entitled to unilaterally make a positive results determination.

Sanofi first provided Lexicon with preliminary top-line results from the two Phase 3 clinical trials on July 23, 2019. Sanofi did not provide the clinical data underlying Sanofi’s preliminary top-line results. Having not received that clinical data, the Lexicon members of the joint steering committee did not have a reasonable opportunity to evaluate the clinical data and the statistical analysis thereof. The earliest date under the collaboration agreement for a joint steering committee determination of positive results for the two Phase 3 clinical trials is in October 2019. Contrary to these terms of the collaboration agreement, Sanofi claims to have taken upon itself, bypassing the joint steering committee, without providing access to the underlying clinical data, ignoring contractually-specified timelines, and disregarding the dispute resolution provisions of the collaboration agreement, the right to unilaterally determine positive results so that it declare them not to have been achieved (which we dispute and/or are not yet in a position to assess) and report at its previously scheduled earnings call on July 29, 2019 that it had “terminated” the collaboration agreement.

In the event of a valid termination of the collaboration agreement, Sanofi has certain obligations including, at our request, transferring to us control of all clinical studies involving sotagliflozin being conducted by Sanofi as of the effective date of termination; provided that in such case Sanofi shall remain obligated to continue to fund, to the extent of Sanofi’s funding obligations under the collaboration agreement, the costs of such clinical studies then being conducted by Sanofi for development costs incurred twelve (12) months after the effective date of termination.

In addition, we believe that Sanofi has breached the collaboration agreement and Sanofi’s implied duty and covenant of good faith and fair dealing by (a) not conducting its development activities for type 2 diabetes in accordance with the development plan, (b) not using commercially reasonable efforts to obtain regulatory approval for sotagliflozin in major markets in the licensed territory following completion of the type 1 diabetes development activities and (c) not using commercially reasonable efforts to commercialize sotagliflozin in major markets in the licensed territory for type 1 diabetes following receipt of regulatory approval.

On July 26, 2019, we provided Sanofi with written notice of the referral of these disputes to specified senior officers of the parties for attempted resolution by good faith negotiations, as required by the dispute resolution provisions of the collaboration agreement as a prerequisite to the institution of binding arbitration.

Normal Course Legal Proceedings. In addition, we are from time to time party to claims and legal proceedings that arise in the normal course of our business and that we believe will not have, individually or in the aggregate, a material adverse effect on our results of operations, financial condition or liquidity.

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
Risks Related to Our Business and Industry

•
If we are unable to successfully and timely resolve our disputes with Sanofi relating to Sanofi’s purported termination of our collaboration agreement and associated matters, the sotagliflozin program will be significantly and negatively impacted. Among other things, we, Sanofi or a different collaborator may not successfully commercialize sotagliflozin in the European Union for type 1 diabetes, obtain regulatory approval in the United States for sotagliflozin in type 1 diabetes or successfully complete Phase 3 clinical development and obtain regulatory approvals for sotagliflozin in type 2 diabetes. In such case, our business will suffer and our stock price will likely decline.

•
We depend heavily on the commercialization of Zynquista in the European Union for type 1 diabetes. If we, Sanofi or a different collaborator fails to successfully commercialize Zynquista for type 1 diabetes in the European Union, our business will suffer and our stock price will likely decline.

•
We depend heavily on obtaining regulatory approval in the United States for sotagliflozin in type 1 diabetes. If we, Sanofi or a different collaborator fail to obtain such regulatory approval or fail to successfully commercialize sotagliflozin for type 1 diabetes in the United States upon regulatory approval, our business will suffer and our stock price will likely decline.

•
We depend heavily on the successful completion of Phase 3 clinical development and obtaining regulatory approvals for sotagliflozin in type 2 diabetes. If we, Sanofi or a different collaborator fails to successfully complete such Phase 3 clinical development and obtain such regulatory approvals, or fails to successfully commercialize sotagliflozin for type 2 diabetes upon such regulatory approvals, our business will suffer and our stock price will likely decline.

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

•
Conflicts with our collaborators, such as our disputes with Sanofi relating to Sanofi’s purported termination of our collaboration agreement and associated matters, could jeopardize the success of our collaborative agreements and harm our product development and commercialization efforts.

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

Lexicon Pharmaceuticals, Inc.

Date:	August 1, 2019	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	August 1, 2019	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.