Form 10-Q
period 2019-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2019-11-07
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
As of November 4, 2019, 106,271,927 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.                 Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2019	2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$170,203	$80,386
Short-term investments	126,101	79,666
Accounts receivable, net of allowances of $4	56,841	5,924
Inventory	4,476	4,680
Prepaid expenses and other current assets	5,973	2,668
Total current assets	363,594	173,324
Property and equipment, net of accumulated depreciation and amortization of $61,257 and $60,006, respectively	14,540	15,865
Goodwill	44,543	44,543
Other intangible assets, net of accumulated amortization of $4,561 and $3,237, respectively	20,157	50,119
Other assets	1,754	285
Total assets	$444,588	$284,136
Liabilities and Equity
Current liabilities:
Accounts payable	$20,907	$17,759
Accrued liabilities	11,511	14,482
Current portion of deferred revenue	1,117	3,395
Current portion of long-term debt, net of deferred issuance costs	11,289	1,115
Total current liabilities	44,824	36,751
Deferred revenue, net of current portion	—	23,651
Long-term debt, net of deferred issuance costs	233,837	243,887
Deferred tax liabilities	—	6,014
Other long-term liabilities	1,215	238
Total liabilities	279,876	310,541
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 106,679 and 106,162 shares issued, respectively	106	106
Additional paid-in capital	1,458,693	1,447,954
Accumulated deficit	(1,290,306)	(1,471,577)
Accumulated other comprehensive income (loss)	36	(12)
Treasury stock, at cost, 407 and 236 shares, respectively	(3,817)	(2,876)
Total stockholders’ equity (deficit)	164,712	(26,405)
Total liabilities and equity (deficit)	$444,588	$284,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net product revenue	$8,351	$6,286	$23,763	$19,062
Collaborative agreements	285,910	556	289,209	26,792
Royalties and other revenue	187	124	374	284
Total revenues	294,448	6,966	313,346	46,138
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	577	551	2,457	1,922
Research and development, including stock-based compensation of $1,698, $1,472, $5,369 and $4,522, respectively	26,659	13,763	51,318	87,936
Selling, general and administrative, including stock-based compensation of $1,864, $1,405, $5,370 and $4,327, respectively	13,898	15,579	42,271	47,191
Impairment loss on intangible asset	28,638	—	28,638	—
Total operating expenses	69,772	29,893	124,684	137,049
Income (loss) from operations	224,676	(22,927)	188,662	(90,911)
Interest expense	(5,204)	(5,252)	(15,485)	(15,552)
Interest and other income, net	600	783	2,080	2,698
Net income (loss) before taxes	220,072	(27,396)	175,257	(103,765)
Income tax benefit	6,014	—	6,014	—
Net income (loss)	$226,086	$(27,396)	$181,271	$(103,765)
Net income (loss) per common share, basic	$2.13	$(0.26)	$1.71	$(0.98)
Net income (loss) per common share, diluted	$1.95	$(0.26)	$1.59	$(0.98)

Shares used in computing net income (loss) per common share, basic	106,272	105,881	106,200	105,800
Shares used in computing net income (loss) per common share, diluted	116,640	105,881	116,742	105,800

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(50)	147	48	151
Comprehensive income (loss)	$226,036	$(27,249)	$181,319	$(103,614)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2018	106,162	$106	$1,447,954	$(1,471,577)	$(12)	$(2,876)	$(26,405)
Stock-based compensation	—	—	3,411	—	—	—	3,411
Issuance of common stock under Equity Incentive Plans	517	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(941)	(941)
Net loss	—	—	—	(21,797)	—	—	(21,797)
Unrealized gain on investments	—	—	—	—	45	—	45
Balance at March 31, 2019	106,679	106	1,451,365	(1,493,374)	33	(3,817)	(45,687)
Stock-based compensation	—	—	3,766	—	—	—	3,766
Net loss	—	—	—	(23,018)	—	—	(23,018)
Unrealized gain on investments	—	—	—	—	53	—	53
Balance at June 30, 2019	106,679	106	1,455,131	(1,516,392)	86	(3,817)	(64,886)
Stock-based compensation	—	—	3,562	—	—	—	3,562
Net income	—	—	—	226,086	—	—	226,086
Unrealized loss on investments	—	—	—	—	(50)	—	(50)
Balance at September 30, 2019	106,679	$106	$1,458,693	$(1,290,306)	$36	$(3,817)	$164,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2017	105,711	$106	$1,435,526	$(1,365,241)	$(222)	$(1,904)	$68,265
Cumulative effect of change in accounting principle	—	—	—	14,212	—	—	14,212
Stock-based compensation	—	—	3,074	—	—	—	3,074
Issuance of common stock under Equity Incentive Plans	337	—	25	—	—	—	25
Repurchase of common stock	—	—	—	—	—	(972)	(972)
Net loss	—	—	—	(41,820)	—	—	(41,820)
Unrealized loss on investments	—	—	—	—	(172)	—	(172)
Balance at March 31, 2018	106,048	106	1,438,625	(1,392,849)	(394)	(2,876)	42,612
Stock-based compensation	—	—	2,898	—	—	—	2,898
Issuance of common stock under Equity Incentive Plans	67	—	367	—	—	—	367
Net loss	—	—	—	(34,549)	—	—	(34,549)
Unrealized gain on investments	—	—	—	—	176	—	176
Balance at June 30, 2018	106,115	106	1,441,890	(1,427,398)	(218)	(2,876)	11,504
Stock-based compensation	—	—	2,877	—	—	—	2,877
Issuance of common stock under Equity Incentive Plans	19	—	158	—	—	—	158
Net loss	—	—	—	(27,396)	—	—	(27,396)
Unrealized gain on investments	—	—	—	—	147	—	147
Balance at September 30, 2018	106,134	$106	$1,444,925	$(1,454,794)	$(71)	$(2,876)	$(12,710)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$181,271	$(103,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,719	2,771
Stock-based compensation	10,739	8,849
Amortization of debt issuance costs	1,087	957
Deferred tax benefit	(6,014)	—
Impairment loss on intangible asset	28,638	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(50,917)	1,912
(Increase) decrease in inventory	204	(2,807)
(Increase) decrease in prepaid expenses and other current assets	(3,305)	1,039
Decrease in other assets	330	—
Decrease in accounts payable and other liabilities	(645)	(4,906)
Decrease in deferred revenue	(25,929)	(25,529)
Net cash provided by (used in) operating activities	138,178	(121,479)
Cash flows from investing activities:
Purchases of property and equipment	(70)	(58)
Purchases of investments	(176,987)	(84,475)
Maturities of investments	130,600	195,358
Net cash (used in) provided by investing activities	(46,457)	110,825
Cash flows from financing activities:
Proceeds from issuance of common stock	—	550
Repurchase of common stock	(941)	(972)
Proceeds from debt borrowings, net of fees	—	12,529
Repayment of debt borrowings	(963)	(14,212)
Net cash used in financing activities	(1,904)	(2,105)
Net increase (decrease) in cash and cash equivalents	89,817	(12,759)
Cash and cash equivalents at beginning of period	80,386	61,661
Cash and cash equivalents at end of period	$170,203	$48,902

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,243	$10,470

Supplemental disclosure of non-cash activities:
Unrealized gain on investments	$48	$151

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.
The accompanying condensed consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of September 30, 2019, short-term investments consisted of U.S. treasury bills. As of December 31, 2018, short-term investments consisted of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.  Write-offs are evaluated on a case by case basis.

Inventory: Inventory is comprised of the Company’s approved product it is commercializing in the United States, XERMELO® (telotristat ethyl). Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. Inventory consisted of the following:

	As of September 30,	As of December 31,
	2019	2018
	(in thousands)
Raw materials	$3,228	$3,564
Work-in-process	153	232
Finished goods	1,095	884
Total inventory	$4,476	$4,680

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

Other Intangible Assets: Other intangible assets, net consist of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. The Company recorded $1.3 million in amortization expense related to intangible assets for each of the nine months ended September 30, 2019 and 2018, respectively.

Leases: Lexicon leases certain office space and equipment for use in operations. Lease expense is recognized on a straight-line basis over the lease term. Right-of-use assets and lease liabilities are recorded on the condensed consolidated balance sheet for leases with a term greater than one year and are recognized based on the present value of the lease payments over the lease term.

Impairment of Long-Lived Assets:  Long-lived assets, right-of-use assets for leases and finite lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets, including finite lived assets, in the nine months ended September 30, 2019 and 2018.

Indefinite lived intangible assets are also tested annually for impairment and whenever indicators of impairment are present. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its intangible assets. If management believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible assets is less than its carrying amount, the Company calculates the asset’s fair value. If the carrying value of the asset exceeds its fair value, then the intangible asset is written down to its fair value. See Note 9, Impairment of Intangible Asset, for additional information.

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in the nine months ended September 30, 2019 and 2018.

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

Stock-Based Compensation:  The Company recognizes compensation expense in its condensed consolidated statements of comprehensive income (loss) for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for options granted in the nine months ended September 30, 2019 and 2018:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2019:
Employees	88%	2.2%	4	—%
Officers and non-employee directors	78%	2.6%	8	—%
September 30, 2018:
Employees	58%	2.6%	4	—%
Officers and non-employee directors	63%	2.8%	8	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2019:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2018	6,152	$10.68
Granted	2,360	5.10
Expired	(211)	9.95
Forfeited	(475)	10.28
Outstanding at September 30, 2019	7,826	9.04
Exercisable at September 30, 2019	4,181	$10.62

During the nine months ended September 30, 2019, Lexicon granted its employees and non-employee directors annual restricted stock units. Outstanding employee restricted stock units vest in three to four annual installments. Outstanding non-employee director restricted stock units vest fully on the first anniversary of the grant. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2019:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2018	1,286	$10.17
Granted	2,285	5.14
Vested	(517)	9.60
Forfeited	(279)	6.52
Outstanding at September 30, 2019	2,775	$6.51

Net Income (Loss) per Common Share: Net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units that could potentially dilute earnings per share in the future are not included in the computation of diluted earnings per share because they are antidilutive.

2.	Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. This ASU is required to be adopted using a modified retrospective approach. Management adopted ASU 2016-02 on January 1, 2019 and elected the practical expedient that allows entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Consequently, prior year financial information has not been updated and the disclosures required under the new standard have not been provided for periods prior to January 1, 2019. Upon adoption, the Company recognized $2.1 million for right-of-use assets and corresponding liabilities on the condensed consolidated balance sheet, primarily related to lease of office space. The adoption of this ASU on January 1, 2019 did not have a material impact on Lexicon’s condensed consolidated financial statements.
Pronouncements Not Yet Adopted. In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This targeted amendment to Topic 808 clarifies that certain transactions resulting from a collaborative agreement should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer for a good or service that is a distinct unit-of-account. This amendment is effective for fiscal years, and interim periods within years presented, beginning after December 15, 2019, and should be applied retrospectively to the date of initial application of Topic 606. The Company has applied the provisions of Topic 606 to account for its transactions for collaboration arrangements, including recognition, measurement, presentation and disclosure requirement, and does not expect adoption of this ASU to have a material impact on its condensed consolidated financial statements.

3.	Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2019 and December 31, 2018 are as follows:

	As of September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$170,203	$—	$—	$170,203
Securities maturing within one year:
U.S. treasury securities	126,065	44	(8)	126,101
Total short-term investments	$126,065	$44	$(8)	$126,101
Total cash and cash equivalents and investments	$296,268	$44	$(8)	$296,304

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$80,386	$—	$—	$80,386
Securities maturing within one year:
U.S. treasury securities	73,983	—	(9)	73,974
Corporate debt securities	5,695	—	(3)	5,692
Total short-term investments	$79,678	$—	$(12)	$79,666
Total cash and cash equivalents and investments	$160,064	$—	$(12)	$160,052

There were no realized losses during either of the nine months ended September 30, 2019 and 2018, respectively. The cost of securities sold is based on the specific identification method.

4.	Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•	Level 1 - quoted prices in active markets for identical investments, which include U.S. treasury securities

•	Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.), which includes corporate debt securities

•	Level 3 - significant unobservable inputs

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels described above as of September 30, 2019 and December 31, 2018:

	Assets and Liabilities at Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$170,203	$—	$—	$170,203
Short-term investments	126,101	—	—	126,101
Total cash and cash equivalents and investments	$296,304	$—	$—	$296,304

	Assets and Liabilities at Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$80,386	$—	$—	$80,386
Short-term investments	73,974	5,692	—	79,666
Total cash and cash equivalents and investments	$154,360	$5,692	$—	$160,052

The Company did not have any Level 3 assets or liabilities as of September 30, 2019 or December 31, 2018.
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include goodwill associated with the acquisitions of Coelacanth Corporation in 2001 and Symphony Icon in 2010, and intangible assets associated with the acquisition of Symphony Icon in 2010. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired. See Note 9, Impairment of Intangible Asset, for additional information.

5.	Debt Obligations
Convertible Debt. In November 2014, Lexicon completed an offering of $87.5 million in aggregate principal amount of its 5.25% Convertible Senior Notes due 2021 (the “Convertible Notes”). The conversion feature did not meet the criteria for bifurcation as required by generally accepted accounting principles and the entire principal amount was recorded as long-term debt on the Company’s condensed consolidated balance sheets.
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

In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of September 30, 2019, the balance of unamortized debt issuance costs was $1.0 million, which offsets long-term debt on the condensed consolidated balance sheets.
The fair value of the Convertible Notes was $76.0 million as of September 30, 2019 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In August 2018, a wholly owned subsidiary of Lexicon entered into a term loan and security agreement, refinancing the previously existing mortgage on its facilities in The Woodlands, Texas (the “Property”). The Company recorded the refinancing as a debt extinguishment, with no recognition of gain or loss on the transaction. The loan agreement provides for a $12.9 million mortgage on the Property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020. Lexicon incurred $0.4 million of debt issuance costs in connection with the mortgage loan, which offsets debt on the condensed consolidated balance sheets and are amortized as interest expense over the two-year term of the loan agreement. As of September 30, 2019, the balance of unamortized debt issuance costs was $0.2 million. The condensed consolidated balance sheet includes mortgage debt of $11.3 million as of September 30, 2019 and is included in current portion of long-term debt. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of September 30, 2019. The fair value of the loan agreement approximates its carrying value.  The fair value of the loan agreement was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

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

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. As of September 30, 2019, the balance of unamortized debt issuance costs was $2.6 million, which offsets long-term debt on the condensed consolidated balance sheets.

The fair value of the BioPharma Term Loan approximates its carrying value. The fair value of the BioPharma Term Loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

6.      Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under an operating lease agreement, the term of which began in June 2015 and terminates in December 2022. As disclosed in Note 2, the Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019. As of September 30, 2019, the office space lease right-of-use (ROU) asset had a balance of $1.8 million, which is included in other assets in the condensed consolidated balance sheet, and current and non-current liabilities relating to the ROU asset were $0.6 million and $1.2 million, respectively, which are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet, respectively. The discount rate used to record the office space lease was the Company’s estimated borrowing rate of 9%. Additionally, Lexicon leases certain office equipment under operating leases. The Company elected to apply the short-term lease exception to all leases one year or less.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at September 30, 2019:

(in thousands)
2019	$152
2020	620
2021	632
2022	645
2023	—
Total undiscounted operating lease liability	2,049
Less: amount of lease payments representing interest	(281)
Present value of future lease payments	1,768
Less: short-term operating lease liability	(553)
Long-term operating lease liability	$1,215

Legal Proceedings.  On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against the Company and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. A first amended complaint was filed on July 30, 2019 and Lexicon filed a motion to dismiss such first amended complaint on September 30, 2019. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from its Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

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
On July 25, 2019, Sanofi delivered to Lexicon a notice purporting to terminate the Sanofi Agreement. Lexicon notified Sanofi that it considered such notice invalid and the Sanofi Agreement to remain in full force and effect.
Effective as of September 9, 2019 (the “Settlement Date”), Lexicon entered into a Termination and Settlement Agreement and Mutual Releases (the “Termination Agreement”) with Sanofi, pursuant to which the Sanofi Agreement was terminated and such associated disputes between Lexicon and Sanofi were settled.

Under the terms of the Termination Agreement, Lexicon regained all rights to sotagliflozin and assumes full responsibility for the worldwide development and commercialization of sotagliflozin in both type 1 and type 2 diabetes. Sanofi paid Lexicon $208 million in September 2019 and is obligated to pay $52 million within twelve months of the Settlement Date, and neither party will owe any additional payments pursuant to the Sanofi Agreement. The parties will cooperate in the transition of responsibility for ongoing clinical studies and other activities, and each party is responsible for its own expenses associated with such transition, subject to certain exceptions. The following is a summary description of the Sanofi Agreement without giving effect to the Termination Agreement.
Under the Sanofi Agreement, Lexicon had granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right and license under its patent rights and know-how to develop, manufacture and commercialize sotagliflozin. Subject to specified exceptions, neither party could (a) perform clinical development activities relating to any other compound which inhibits sodium-glucose cotransporters type 1 or type 2 or (b) commercialize any such compounds in the United States, countries of the European Union and certain other specified countries, in each case during the royalty terms applicable in such countries. Among the specified exceptions was a right Lexicon retained to pursue the development of LX2761, with respect to which Lexicon granted Sanofi certain rights of first negotiation specified in the Sanofi Agreement.
Under the Sanofi Agreement, Sanofi paid Lexicon an upfront payment of $300 million. In addition, Lexicon was eligible to receive from Sanofi (a) up to an aggregate of $110 million upon the achievement of four development milestones relating to the results of certain Phase 3 clinical trials of sotagliflozin in type 2 diabetes patients, (b) up to an aggregate of $220 million upon the achievement of four regulatory milestones relating to the first commercial sale following regulatory approval of sotagliflozin for type 1 and type 2 diabetes, respectively, in each of the United States and Europe, of which two milestones representing the substantial majority of such aggregate amount relate to type 2 diabetes and the remaining two milestones relate to type 1 diabetes, (c) $100 million upon the achievement of a milestone based on the results of either of two outcomes studies in type 2 diabetes patients, the completion of which would likely occur after initial regulatory approval of sotagliflozin in type 2 diabetes, and (d) up to an aggregate of $990 million upon the achievement of six commercial milestones that will be achieved upon reaching specified levels of sales. The Company believed that each of the development and regulatory milestones under the Sanofi Agreement was substantive. Due to the uncertainty surrounding the achievement of the development and regulatory milestones, these payments were deemed constrained and were not recognized as revenue. Commercial milestones would have been accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met. Lexicon was also entitled to tiered, escalating royalties ranging from low double digit percentages to forty percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions.
Lexicon continued to be responsible for all clinical development activities relating to type 1 diabetes and exercised an exclusive option to co-promote and have a significant role, in collaboration with Sanofi, in the commercialization of sotagliflozin for the treatment of type 1 diabetes in the United States. Under the terms of its co-promotion option, Lexicon would have funded forty percent of the commercialization costs relating to such co-promotion activities. Sanofi was responsible for all clinical development and commercialization of sotagliflozin for the treatment of type 2 diabetes worldwide and would have been solely responsible for the commercialization of sotagliflozin for the treatment of type 1 diabetes outside the United States. Lexicon shared in the funding of a portion of the planned type 2 diabetes development costs over the first three years of the collaboration, up to an aggregate of $100 million, which was satisfied in 2018. Sanofi would have booked sales worldwide in all indications.
The parties were responsible for using commercially reasonable efforts to perform their development and commercialization obligations pursuant to mutually approved development and commercialization plans.
The parties’ activities under the Sanofi Agreement were governed by a joint steering committee and certain other governance committees which reflected equal or other appropriate representation from both parties. If the applicable governance committee was not able to make a decision by consensus and the parties were not able to resolve the issue through escalation to specified senior executive officers of the parties, then Sanofi would have final decision-making authority, subject to limitations specified in the Sanofi Agreement.
The Sanofi Agreement would have expired upon the expiration of all applicable royalty terms for all licensed products in all countries. The royalty term for each licensed product in each country was the period commencing on the effective date of the Sanofi Agreement and ending on the latest of expiration of specified patent coverage, expiration of specified regulatory exclusivity and 10 years following the first commercial sale in the applicable country. Either party could terminate the Sanofi Agreement in the event of an uncured material breach by the other party. Prior to completion of the core development activities for type 2 diabetes specified in the development plan, Sanofi could terminate the Sanofi Agreement on a country-by-country and licensed product-by-licensed product basis, in the event of (a) notification of a material safety issue relating to the licensed product or the class of sodium-glucose cotransporters type 1 or type 2 inhibitors resulting in a recommendation or requirement that Lexicon or Sanofi cease development, (b) failure to achieve positive results with respect to certain clinical trial results, (c) the occurrence of specified fundamental adverse events or (d) the exploitation of the licensed product infringing third party intellectual property rights in specified major markets and Sanofi is unable to obtain a license to such third party intellectual property rights.
The Company considered the following as its performance obligations with respect to the revenue recognition of the $300 million upfront payment:
• The exclusive worldwide license granted to Sanofi to develop and commercialize sotagliflozin;
• The development services Lexicon performed for sotagliflozin relating to type 1 diabetes; and
• The funding Lexicon provided for development relating to type 2 diabetes.
The Company determined that the license had stand-alone value because it was an exclusive license that gave Sanofi the right to develop and commercialize sotagliflozin or to sublicense its rights. In addition, sotagliflozin is currently in development and it was possible that Sanofi or another third party could conduct clinical trials without assistance from Lexicon. As a result, the Company considered the license and the development services under the Sanofi Agreement to be separate performance obligations. The Company recognized the portion of the transaction price allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company was recognizing as revenue the amount allocated to the development services for type 1 diabetes over the period of time Lexicon performed services, which was expected to be through 2027, and recognized as revenue the obligation to provide funding for development services for type 2 diabetes over the period of time Lexicon provided the funding, which was completed in 2018.
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
As a result of the allocation of the Sanofi Agreement, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company was recognizing the $113.8 million allocated to the development services performance obligation and the $59.4 million allocated to the funding performance obligation over the estimated period of performance as the development and funding occurred. Upon execution of the Termination Agreement in September 2019, the Company recognized the remaining amount of $23.5 million allocated to Lexicon’s performance obligations as revenue. In addition, the Company recognized revenue of $260 million, representing the full consideration from the Termination Agreement. The Company has no remaining performance obligations to Sanofi and there are no constraints to the revenue recognized. Revenue recognized under collaboration agreements with Sanofi was $286.0 million and $25.6 million, respectively, for the nine months ended September 30, 2019 and 2018.
Ipsen. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of XERMELO outside of the United States and Japan (the “Licensed Territory”).
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and has the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $47.2 million through September 30, 2019, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.84 million milestone upon Ipsen’s first commercial sale in Germany, a $3.84 million milestone upon Ipsen’s first commercial sale in the United Kingdom, a $1.25 million million milestone upon Ipsen’s receipt of approval from Health Canada and a $2.25 million milestone upon Ipsen’s first commercial sale in Canada. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $9.6 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of XERMELO. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of XERMELO, and Ipsen pays an agreed upon transfer price for such commercial supply.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company recognized the $1.7 million allocated to the development services performance obligation over the period of performance as development occurred, and recognized the $0.1 million allocated to the committee participation performance obligation ratably over the period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. During the nine months ended September 30, 2019, the milestone earned when Ipsen made its first commercial sale in Canada was determined to be a distinct performance obligation relating to the development activities and accordingly, was recognized as revenue without further allocation to the remaining performance obligations. Revenue recognized under the Agreement was $3.5 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively. Royalty revenue of $0.3 million and $0.2 million was recognized for the nine months ended September 30, 2019 and 2018, respectively. Net product revenue for the nine months ended September 30, 2019 and 2018 included $1.3 million and $1.4 million, respectively, from sales of bulk tablets of XERMELO to Ipsen.

8.      Earnings (Loss) Per Share

The following is a summary of Lexicon’s earnings (loss) per share calculations and reconciliations of basic to diluted earnings (loss) per share.

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income (loss)	$226,086	$(27,396)	$181,271	$(103,765)
Add interest expense on Convertible Notes	1,277	—	3,790	—
Adjusted net income (loss)	$227,363	$(27,396)	$185,061	$(103,765)

Denominator:
Shares used in computing net income (loss) per common share, basic	106,272	105,881	106,200	105,800
Add effect of potential dilutive securities:
Share based awards	3	—	177	—
Convertible Notes	10,365	—	10,365	—
Shares used in computing net income (loss) per common share, diluted	116,640	105,881	116,742	105,800

Net income (loss) per share - basic	$2.13	$(0.26)	$1.71	$(0.98)
Net income (loss) per share - diluted	$1.95	$(0.26)	$1.59	$(0.98)

For periods presented with a net loss, the weighted average number of shares outstanding are the same for both basic and diluted net loss per common share. The average number of shares associated with stock options and restricted stock units that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future was 10,576 and 7,501, respectively, for the three months ended September 30, 2019, and 2018, and 8,452 and 7,501, respectively, for the nine months ended September 30, 2019 and 2018. For periods presented with a net loss, the shares associated with the Convertible Notes are not included in the computation of diluted earnings per share because they are antidilutive.

9.      Impairment of Intangible Asset

In 2007, Lexicon entered into a series of related agreements providing for the financing of the clinical development of certain of its drug candidates (the “Programs”), including LX1031 and LX1033. Under the financing arrangement, Lexicon licensed to Symphony Icon, Inc. (“Symphony Icon”) the Company’s intellectual property rights relating to the Programs. In 2010, Lexicon exercised an exclusive purchase option to acquire all of the equity of Symphony Icon, thereby reacquiring the Programs.
Intangible assets which were included in the Programs and related to in-process research and development (“IPR&D”) were recognized and considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. These indefinite‑lived assets are not amortized, but are tested for impairment on an annual basis, as well as between annual tests if there are changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects to less than their respective carrying amounts. A deferred tax liability was recognized related to the tax impact of future amortization or possible impairments associated with the identified intangible assets, which are not deductible for tax purposes.
The Company determined that a triggering event occurred upon execution of the Termination Agreement with Sanofi and the Company’s resulting decision to substantially reallocate resources from the development of certain programs, including LX1031 and LX1033 for irritable bowel syndrome, to the development of sotagliflozin. In connection with such triggering event, the Company determined that its LX1031 and LX1033 programs for irritable bowel syndrome, collectively an intangible asset, were considered to be impaired and recorded an impairment charge of $28.6 million to IPR&D and a related income tax benefit of $6.0 million in the condensed consolidated statements of comprehensive income (loss) during the three months ended September 30, 2019. The impairment reduced the remaining book value to zero.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives. We are devoting most of our resources to the commercialization or development of our three most advanced drug programs:

•
We are commercializing XERMELO® (telotristat ethyl), an orally-delivered small molecule drug, in the United States for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have granted Ipsen Pharma SAS an exclusive, royalty-bearing right to commercialize XERMELO outside of the United States and Japan. Ipsen is commercializing XERMELO in multiple countries, including the United Kingdom and Germany, and is preparing to commercialize XERMELO in certain additional countries. We are also developing telotristat ethyl as a treatment for biliary tract cancer and are currently conducting a Phase 2a clinical trial of telotristat ethyl in biliary tract cancer patients.

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

We had previously granted Sanofi-Aventis Deutschland GmbH, or Sanofi, an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin. We and Sanofi have agreed to terminate our collaboration, pursuant to which we have regained all rights to sotagliflozin and are assuming full responsibility for the worldwide development and commercialization of sotagliflozin in both type 1 and type 2 diabetes. We and Sanofi are currently cooperating in the transition of responsibility for ongoing clinical studies and other activities relating to sotagliflozin, including the comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes which Sanofi was previously conducting. We have reported preliminary top-line results from the first three Phase 3 clinical trials of sotagliflozin in adults living with type 2 diabetes.

•
We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We are currently conducting a Phase 1 clinical trial of LX9211 and are preparing to initiate a Phase 2 clinical trial of LX9211.

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

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. We seek to retain exclusive or co-exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally, particularly in the United States for indications treated by specialist physicians. We seek to collaborate with other pharmaceutical and biotechnology companies, such as Ipsen, with respect to drug discovery or the development and commercialization of certain of our drug candidates, particularly with respect to commercialization in territories outside the United States, commercialization in the United States for indications treated by primary care physicians, or when the collaboration may otherwise provide us with access to expertise and resources that we do not possess internally or are complementary to our own.

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

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts; our ability to obtain regulatory approval for the marketing and sale of sotagliflozin for type 1 and type 2 diabetes in countries where such regulatory approval has not yet been obtained; the success of our ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses, including with respect to the development and commercialization of sotagliflozin; the success of Ipsen and any new collaborators in commercializing XERMELO and other products and receipt of any resulting milestone payments and royalties; and general and industry-specific economic conditions which may affect research and development expenditures.

Future revenues from our commercialization of XERMELO are uncertain because they depend on a number of factors, including market acceptance of XERMELO, the success of our sales, marketing, distribution and other commercialization activities and the cost and availability of reimbursement for XERMELO.

Future revenues from our collaboration with Ipsen are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from Ipsen’s commercialization of XERMELO. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our drug candidates, including XERMELO in the United States and Japan, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of September 30, 2019, we had an accumulated deficit of $1.3 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, of the Notes to Condensed Consolidated Financial Statements (unaudited), for a discussion of the impact of the new accounting standards on our condensed consolidated financial statements (unaudited).

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$294.4	$7.0	$313.3	$46.1
Dollar increase	$287.5		$267.2
Percentage increase	4,127%		579%

•
Net product revenue – Net product revenue for the three months ended September 30, 2019 increased 33% to $8.4 million, and for the nine months ended September 30, 2019 increased 25% to $23.8 million as compared to the corresponding periods in 2018 from revenues recognized from the sale of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.

•
Collaborative agreements – Revenue from collaborative agreements for the three months ended September 30, 2019 increased to $285.9 million from $0.6 million, and for the nine months ended September 30, 2019 increased to $289.2 million from $26.8 million, as compared to the corresponding periods in 2018. Revenue from collaborative agreements for the three and nine months ended September 30, 2019 includes $260 million from the Termination Agreement with Sanofi and recognition of amounts allocated to the performance obligation for development activities of sotagliflozin in the Sanofi Agreement.

Cost of Sales

Total cost of sales and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total cost of sales	$0.6	$0.6	$2.5	$1.9
Dollar increase	$0.0		$0.6
Percentage increase	5%		28%

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialization inventory is expected to be sold over approximately the next fifteen months. As a result, cost of sales for the next fifteen months will reflect a lower average per unit cost of materials. Cost of sales for the three and nine months ended September 30, 2019 and 2018 includes $0.4 million and $1.3 million, respectively, of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total research and development expense	$26.7	$13.8	$51.3	$87.9
Dollar increase/(decrease)	$12.9		$(36.6)
Percentage increase/(decrease)	94%		(42)%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•
Third-party and other services – Third-party and other services for the three months ended September 30, 2019 increased 219% to $18.5 million as compared to the corresponding period in 2018 due to an increase in external clinical development costs related to sotagliflozin subsequent to the Termination Agreement, in which we regained the rights from Sanofi to sotagliflozin and the responsibilities for development and commercialization. Third-party and other services for the nine months ended September 30, 2019 decreased 60% to $24.0 million as compared to the corresponding period in 2018 primarily due to decreases in external clinical development costs relating to sotagliflozin and professional and consulting fees. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•
Personnel – Personnel costs for the three months ended September 30, 2019 increased 9% to $4.7 million, and for the nine months ended September 30, 2019 increased 2% to $16.0 million as compared to the corresponding periods in 2018, primarily due to higher incentive compensation. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2019 increased 15% to $1.7 million, and for the nine months ended September 30, 2019 increased 19% to $5.4 million as compared to the corresponding periods in 2018, primarily due to a shorter vesting period of the annual restricted stock unit awards granted in 2018 and 2019.

•
Facilities and equipment – Facilities and equipment costs for the three and nine months ended September 30, 2019 were $0.7 million and $2.0 million, respectively, and were comparable to the corresponding periods in 2018.

•
Other – Other costs for the three months ended September 30, 2019 decreased 26% to $1.1 million, and for the nine months ended September 30, 2019 decreased 25% to $3.8 million, as compared to the corresponding periods in 2018, primarily due to lower funding of continuing medical education grants.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total selling, general and administrative expense	$13.9	$15.6	$42.3	$47.2
Dollar decrease	$1.7		$4.9
Percentage decrease	11%		10%
Selling, general and administrative expenses consist primarily of personnel costs to sell XERMELO and to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•
Personnel – Personnel costs for the three and nine months ended September 30, 2019 were $6.6 million and $21.5 million, respectively, and were comparable to the corresponding periods in 2018. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•
Professional and consulting fees – Professional and consulting fees for the three months ended September 30, 2019 decreased 35% to $3.3 million, and for the nine months ended September 30, 2019 decreased 39% to $8.8 million as compared to the corresponding periods in 2018, primarily due to changes in marketing costs.

•
Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2019 increased 33% to $1.9 million, and for the nine months ended September 30, 2019 increased 24% to $5.4 million as compared to the corresponding periods in 2018, primarily due to a shorter vesting period of the annual restricted stock unit awards granted in 2018 and 2019.

•
Facilities and equipment – Facilities and equipment costs for the three and nine months ended September 30, 2019 were $0.5 million and $1.4 million, respectively, and were comparable to the corresponding periods in 2018.

•
Other – Other costs for the three months ended September 30, 2019 decreased 15% to $1.7 million, and for the nine months ended September 30, 2019 decreased 14% to $5.3 million as compared to the corresponding periods in 2018, primarily due to a decrease in contributions to charitable foundations.

Impairment of Intangible Asset
An impairment loss for the three and nine months ended September 30, 2019 of $28.6 million was recognized to an indefinite lived intangible asset associated with the 2010 acquisition of Symphony Icon, due to the decision to terminate research and development activities related to a program for irritable bowel syndrome that was among the assets acquired.
Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense for the three months ended September 30, 2019 and 2018 was $5.2 million and $5.3 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $15.5 million and $15.6 million, respectively.

Interest and Other Income, Net. Interest and other income, net for the three months ended September 30, 2019 and 2018 was $0.6 million and $0.8 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $2.1 million and $2.7 million, respectively.

Income Tax Benefit

The income tax benefit for the three and nine months ended September 30, 2019 was $6.0 million, due to release of the deferred tax liability related to the impairment of the indefinite lived intangible asset.

Net income (loss) and Net income (loss) per Common Share

Net income (loss) and Net income (loss) per Common Share. Net income was $226.1 million, or $1.95 per diluted share, in the three months ended September 30, 2019 as compared to a net loss of $27.4 million, or loss of $0.26 per share in the corresponding period in 2018. Net income was $181.3 million, or $1.59 per diluted share, in the nine months ended September 30, 2019 as compared to a net loss of $103.8 million, or loss of $0.98 per share, in the corresponding period in 2018.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.
Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we received under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc. From our inception through September 30, 2019, we had received net proceeds of $1.5 billion from issuances of common and preferred stock and convertible and term debt. In addition, from our inception through September 30, 2019, we received $1.1 billion in cash payments from strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, sales of compound libraries and reagents, and government grants and contracts, of which $1.1 billion had been recognized as revenues through September 30, 2019.
As of September 30, 2019, we had $296.3 million in cash, cash equivalents and short-term investments. As of December 31, 2018, we had $160.1 million in cash, cash equivalents and investments. We generated cash of $138.2 million from operations in the nine months ended September 30, 2019. This consisted primarily of the net income for the period of $181.3 million and non-cash charges of $28.6 million related to impairment of intangible assets, $10.7 million related to stock-based compensation expense and $3.8 million related to depreciation and amortization expense, including amortization of debt issuance costs. Partially offsetting this was a net increase in operating assets, net of liabilities of $80.3 million. Investing activities used cash of $46.5 million in the nine months ended September 30, 2019, primarily due to net purchases of investments of $46.4 million. Financing activities used cash of $1.9 million, primarily to repay $1.0 million of debt borrowings and to repurchase $0.9 million of common stock.
Other commitments. In April 2019, Zynquista was approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index ≥ 27 kg/m2, who could not achieve adequate glycemic control despite optimal insulin therapy. Following this approval and the achievement of certain marketing conditions, we will be required to make certain royalty payments, totaling $4.5 million, in three equal annual installments of $1.5 million.
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
Our future capital requirements will be substantial and will depend on many factors, including the success of our sales, marketing, distribution and other commercialization activities for XERMELO in the United States and the revenues we generate from that approved product; the success of Ipsen’s sales, marketing, distribution and other commercialization activities for XERMELO outside of the United States and Japan; our success in obtaining regulatory approval for the marketing and sales of sotagliflozin for type 1 diabetes in the United States and in commercializing Zynquista for type 1 diabetes in the European Union and any other countries for which regulatory approval is obtained; our ability to successfully transition from Sanofi responsibility for ongoing clinical studies and other activities relating to sotagliflozin, including the comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes which Sanofi was previously conducting; our ability to successfully enter into a new strategic collaboration for the development and commercialization of sotagliflozin; the progress, scope and results of the development activities with respect to sotagliflozin in type 2 diabetes patients and our success in commercializing sotagliflozin for type 2 diabetes in any countries for which regulatory approval is obtained; the timing, progress and results of our ongoing clinical trials of telotristat ethyl and LX9211; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to commercialize XERMELO; to seek regulatory approval in the United States for sotagliflozin in type 1 diabetes; to commercialize sotagliflozin for type 1 diabetes in the United States, if approved; to successfully transition and complete the ongoing comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes and seek regulatory approvals for sotagliflozin in type 2 diabetes; to successfully complete our nonclinical and clinical development efforts with respect to telotristat ethyl and LX9211; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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
We had approximately $296.3 million in cash and cash equivalents and short-term investments as of September 30, 2019. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.
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
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

Item 1.	Legal Proceedings

Securities Class Action Litigation. On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against us and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A first amended complaint was filed on July 30, 2019 and we filed a motion to dismiss such first amended complaint on September 30, 2019. The lawsuit purports to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

Sanofi Disputes. On July 25, 2019, we received written notice from Sanofi informing us of Sanofi’s purported termination of our collaboration and license agreement, dated November 5, 2015, entered into by us and Sanofi for the worldwide development and commercialization of sotagliflozin. The notice purported to terminate the collaboration agreement for a failure to achieve positive results in two Phase 3 clinical studies of sotagliflozin in type 2 diabetes. We disagreed that Sanofi had the right to so terminate the collaboration agreement and considered Sanofi’s notice to such effect to be invalid and such purported termination and public announcement thereof to constitute a breach of the collaboration agreement and a breach of Sanofi’s implied duty and covenant of good faith and fair dealing. In addition, we believed that Sanofi breached the collaboration agreement and Sanofi’s implied duty and covenant of good faith and fair dealing by (a) not conducting its development activities for type 2 diabetes in accordance with the development plan, (b) not using commercially reasonable efforts to obtain regulatory approval for sotagliflozin in major markets in the licensed territory following completion of the type 1 diabetes development activities and (c) not using commercially reasonable efforts to commercialize sotagliflozin in major markets in the licensed territory for type 1 diabetes following receipt of regulatory approval.

In the event of a valid termination of the collaboration agreement, Sanofi had certain obligations including, at our request, transferring to us control of all clinical studies involving sotagliflozin being conducted by Sanofi as of the effective date of termination; provided that in such case Sanofi would remain obligated to continue to fund, to the extent of Sanofi’s funding obligations under the collaboration agreement, the costs of such clinical studies then being conducted by Sanofi for development costs incurred twelve (12) months after the effective date of termination.

Effective as of September 9, 2019, we entered into a confidential termination and settlement agreement and mutual releases with Sanofi, pursuant to which the collaboration agreement was terminated and these disputes were settled. Under the terms of the termination agreement, we regained all rights to sotagliflozin and assumed full responsibility for the worldwide development and commercialization of sotagliflozin in both type 1 and type 2 diabetes. Sanofi agreed to pay us $260 million, of which 80% was payable upfront and 10% is payable within each of six and twelve months of the settlement date, and neither party will owe any additional payments pursuant to the collaboration agreement. The parties will cooperate in the transition of responsibility for ongoing clinical studies and other activities, and each party is responsible for its own expenses associated with such transition, subject to certain exceptions. Certain core Phase 3 clinical studies transition to us immediately and certain other non-core clinical studies, including the SCORED Phase 3 cardiovascular outcomes study and the SOLOIST worsening heart failure study, or the Non-Core Studies, will transition to us as of 120 days following the settlement date; provided, that we are responsible for payment under third party contracts associated with the Non-Core Studies during such 120-day period. We and Sanofi also agreed to a mutual release of all claims relating to the above disputes.

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
Risks Related to Our Business and Industry

•
If we are unable to successfully and timely transition from Sanofi responsibility for ongoing clinical studies and other activities relating to sotagliflozin, including the ongoing comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes, the sotagliflozin program will be significantly and negatively impacted. In such case, our business will suffer and our stock price will likely decline.

•
We depend heavily on entering into a new strategic collaboration for the development and commercialization of sotagliflozin. If we are unable to enter into such a strategic collaboration on commercially reasonable terms, or at all, we may not successfully complete ongoing Phase 3 clinical development, obtain regulatory approvals or successfully commercialize sotagliflozin in type 2 diabetes. In such case, our business will suffer and our stock price will likely decline.

•
We depend heavily on obtaining regulatory approval in the United States for sotagliflozin in type 1 diabetes. If we or a new collaborator fail to obtain such regulatory approval or fail to successfully commercialize sotagliflozin for type 1 diabetes in the United States upon regulatory approval, our business will suffer and our stock price will likely decline.

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

Risks Related to Our Capital Requirements and Financial Results

•
We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our commercialization efforts or product development programs, including the ongoing Phase 3 development program for sotagliflozin in type 2 diabetes. If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.

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

Risks Related to Our Relationships with Third Parties

•
We are significantly dependent upon our collaborations with Ipsen and other pharmaceutical and biotechnology companies. If pharmaceutical products are not successfully and timely developed and commercialized under our collaborations, our opportunities to generate revenues from milestones and royalties will be greatly reduced.

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

•
We lack the capability to manufacture materials for nonclinical studies, clinical trials or commercial sales and rely on third parties to manufacture sotagliflozin, LX9211 and our other drug candidates, which may harm or delay our product development and commercialization efforts.

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

Item 6.	Exhibits

Exhibit No.		Description
†*10.1	—	Confidential Termination and Settlement Agreement and Mutual Releases, dated September 9, 2019, with Sanofi-Aventis Deutschland GmbH
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.
†	Portions of the exhibit have been omitted.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	November 7, 2019	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	November 7, 2019	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
†*10.1	—	Confidential Termination and Settlement Agreement and Mutual Releases, dated September 9, 2019, with Sanofi-Aventis Deutschland GmbH
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

_____________________

*	Filed herewith.
†	Portions of the exhibit have been omitted.