Form 10-K
period 2019-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2020-03-12
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2019
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________
Commission File Number:  000-30111
Lexicon Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0474169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8800 Technology Forest Place			(281)	863-3000
The Woodlands	Texas	77381	(Registrant's Telephone Number, Including Area Code)
(Address of Principal Executive Offices and Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	LXRX	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (check one):  Large accelerated filer  ☐  Accelerated filer  ☑ Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $259.5 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2019 of $6.29 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of March 6, 2020, 106,969,973 shares of common stock were outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2020 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this annual report on Form 10-K.

Lexicon Pharmaceuticals, Inc.
The Lexicon name and logo and XERMELO® are registered trademarks of Lexicon Pharmaceuticals, Inc. Zynquista™ is a trademark of Lexicon Pharmaceuticals, Inc.
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

PART I

Item 1. Business

Overview

Lexicon Pharmaceuticals is a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the commercialization or development of our three most advanced drugs and drug candidates:

•We are commercializing XERMELO® (telotristat ethyl), an orally-delivered small molecule drug, in the United States for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have granted Ipsen Pharma SAS, or Ipsen, an exclusive, royalty-bearing right to commercialize XERMELO outside of the United States and Japan. Ipsen is commercializing XERMELO in the United Kingdom, Germany and multiple additional countries. We are also developing telotristat ethyl as a treatment for biliary tract cancer and are conducting a Phase 2a clinical trial of telotristat ethyl in biliary tract cancer patients.
•We are developing ZynquistaTM (sotagliflozin), an orally-delivered small molecule drug candidate, as a treatment for type 1 diabetes. The U.S. Food and Drug Administration, or FDA, has issued a complete response letter regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and has confirmed that position in denying two appeals of the complete response letter. Zynquista has been approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index > 27 kg/m2 , who could not achieve adequate glycemic control despite optimal insulin therapy.
We are also developing sotagliflozin as a treatment for type 2 diabetes, heart failure and chronic kidney disease. We are conducting a comprehensive Phase 3 development program, which includes one long-term outcomes study designed to demonstrate benefits in chronic heart failure and chronic kidney disease in type 2 diabetes patients and another long-term outcomes study designed to demonstrate benefits in acute decompensated heart failure in patients with and without type 2 diabetes. We have reported preliminary top-line results from the first four Phase 3 clinical trials of sotagliflozin in adults living with type 2 diabetes.
•We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have reported top-line results from two Phase 1 clinical trials of LX9211 and are preparing to initiate a Phase 2 clinical trial of LX9211.
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
We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. We seek to retain exclusive or co-exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally, particularly in the United States for indications treated by specialist physicians. We seek to collaborate with other pharmaceutical and biotechnology companies with respect to drug discovery or the development and commercialization of certain of our drug candidates, particularly with respect to commercialization in territories outside the United States or commercialization in the United States for indications treated by primary care physicians, or when the collaboration may otherwise provide us with access to expertise and resources that we do not possess internally or are complementary to our own.

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

Drugs and Drug Candidates

We are devoting most of our resources to the commercialization or development of our three most advanced drugs and drug candidates: XERMELO (telotristat ethyl), which we are commercializing for carcinoid syndrome diarrhea and developing for biliary tract cancer; sotagliflozin, which we are developing for type 1 diabetes and type 2 diabetes, heart failure and chronic kidney disease; and LX9211, which we are developing for neuropathic pain. We have also advanced a number of additional compounds into various stages of clinical and preclinical development.

XERMELO (telotristat ethyl)

We commercially launched XERMELO, an orally-delivered small molecule compound, following regulatory approval in the United States in February 2017 for the treatment of carcinoid syndrome diarrhea in combination with SSA therapy in adults inadequately controlled by SSA therapy. XERMELO was discovered by our scientists and inhibits tryptophan hydroxylase, or TPH, the rate-limiting enzyme for serotonin production which ordinarily is found primarily in enterochromaffin cells of the gastrointestinal tract. Carcinoid syndrome is characterized by frequent and debilitating diarrhea and can result when these cells become cancerous and metastasize to the liver or other organs, where they overproduce serotonin. The recommended dose of XERMELO is 250mg three times daily, and the full prescribing information for XERMELO includes certain warnings and precautions relating to constipation.

We have entered into a license and collaboration agreement under which we granted Ipsen an exclusive, royalty-bearing right and license to commercialize XERMELO outside of the United States and Japan. Ipsen has received approval from the European Commission to market XERMELO for the treatment of carcinoid syndrome diarrhea in all member states of the European Union, Norway and Iceland and from certain other regulatory authorities to market XERMELO in additional countries. Ipsen has commercially launched XERMELO in the United Kingdom, Germany and multiple additional countries.

As part of our life cycle management of the program, we are conducting our TELE-ABC Phase 2a clinical trial evaluating the safety and tolerability of telotristat ethyl and its effects on biliary tract cancer. The trial is expected to enroll approximately 53 patients with unresectable, locally advanced, recurrent or metastatic biliary tract cancer in an open-label, two-stage study of a 250mg three times daily dose of telotristat ethyl over an initial 7-day treatment period, followed by a 500mg three times daily dose of telotristat ethyl over subsequent 21-day treatment cycles until cessation of treatment for disease progression, toxicity or patient withdrawal. Standard of care, first-line chemotherapy doses of cisplatin and gemcitabine are administered on days one and eight of each 21-day treatment cycle. The trial is designed to be conducted in two stages, of which the first stage is expected to enroll approximately 20 patients and the second stage is expected to enroll approximately 33 patients. The primary efficacy endpoint under evaluation is the progression-free survival rate at six months, with secondary endpoints including progression-free survival at 12 months, overall survival rate, survival rates at six and twelve months, disease control rates and weight change. A safety analysis of the first six patients who completed at least the first 21-day treatment cycle supported the continuation of enrollment with no adjustment in the dosing regimen.

Sotagliflozin

Sotagliflozin is an orally-delivered small molecule compound that we are developing for the treatment of type 1 diabetes and type 2 diabetes, heart failure and chronic kidney disease. Sotagliflozin was discovered by our scientists and inhibits both sodium-glucose cotransporter type 2, or SGLT2, a transporter responsible for most of the glucose reabsorption performed by the kidney, and sodium-glucose cotransporter type 1, or SGLT1, a transporter responsible for glucose and galactose absorption in the gastrointestinal tract. Our scientists discovered that mice lacking SGLT1, SGLT2 or both exhibit potent anti-diabetic phenotypes across multiple measures of glucose control and metabolism, and found that compounds inhibiting both targets had a favorable preclinical profile relative to compounds selective for SGLT2.

We had previously granted Sanofi-Aventis Deutschland GmbH, or Sanofi, an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin. In September 2019, we and Sanofi agreed to terminate our collaboration, pursuant to which we have regained all rights to sotagliflozin and have assumed full responsibility for the worldwide development and commercialization of sotagliflozin in all indications.

Type 1 Diabetes.

The FDA issued a complete response letter in March 2019 regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and has confirmed that position in denying two appeals of the complete response letter in November 2019 and March 2020. We are currently evaluating the feedback provided in the FDA’s most recent response. In April 2019, Zynquista was approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index > 27 kg/m2 , who could not achieve adequate glycemic control despite optimal insulin therapy. We have not commercially launched Zynquista for the treatment of type 1 diabetes in the European Union or any other region.
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

Type 2 Diabetes, Heart Failure and Chronic Kidney Disease.

We are conducting a comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease. This Phase 3 program includes two long-term outcomes studies: SCORED, which is designed to demonstrate benefits in chronic heart failure and chronic kidney disease in type 2 diabetes patients, and SOLOIST, which is designed to demonstrate benefits in acute decompensated heart failure in patients with and without type 2 diabetes. We have cooperated with Sanofi in the transition of responsibility for such Phase 3 development program, which was previously conducted by Sanofi, and other activities relating to sotagliflozin.
We have reported preliminary top-line results from the first four Phase 3 clinical trials of sotagliflozin in adults living with type 2 diabetes.
We reported preliminary top-line results in July 2019 from our SOTA-MET Phase 3 clinical trial. SOTA-MET enrolled 518 patients with type 2 diabetes and inadequate blood sugar control on background metformin therapy in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of sotagliflozin over a 26-week core treatment period, followed by a 53-week extension treatment period. The primary efficacy endpoint under evaluation in the trial was the reduction of A1C versus placebo at 26 weeks. Preliminary results from the study showed that patients treated with sotagliflozin experienced a statistically significant reduction in A1C at 26 weeks versus placebo, meeting the study's primary efficacy endpoint. Sotagliflozin was generally well-tolerated in the trial, with similar overall incidences of serious adverse events in patients treated with sotagliflozin and placebo.

We reported preliminary top-line results in July 2019 from our SOTA-CKD3 Phase 3 clinical trial. SOTA-CKD3 enrolled 787 patients with type 2 diabetes and moderate, or stage 3, chronic kidney disease in a randomized, double-blind, placebo-controlled study of 200mg and 400mg once daily doses of sotagliflozin over a 26-week core treatment period, followed by a 26-week extension period. The primary efficacy endpoint under evaluation in the trial was the reduction of A1C versus placebo at 26 weeks in the overall population of patients with stage 3 chronic kidney disease and in each of the subpopulations of patients with stage 3a and 3b chronic kidney disease. Preliminary results from the study showed that patients in the overall stage 3 population and patients with stage 3a chronic kidney disease who were treated with the 400mg dose of sotagliflozin experienced a statistically significant reduction in A1C at 26 weeks versus placebo. Although sotagliflozin demonstrated numerical improvement on A1C at 26 weeks, a statistically significant reduction in A1C at 26 weeks versus placebo was not achieved in patients with stage 3b chronic kidney disease. Sotagliflozin was generally well-tolerated in the trial, with similar overall incidences of serious adverse events in patients treated with sotagliflozin and placebo.
We reported preliminary top-line results in July 2019 from our SOTA-CKD4 Phase 3 clinical trial. SOTA-CKD4 enrolled 277 patients with type 2 diabetes and severe, or stage 4, chronic kidney disease in a randomized, double-blind, placebo-controlled study of 200mg and 400mg once daily doses of sotagliflozin over a 26-week core treatment period, followed by a 26-week extension period. The primary efficacy endpoint under evaluation in the trial was the reduction of A1C versus placebo at 26 weeks. Preliminary results from the study showed that patients treated with the 400mg dose of sotagliflozin experienced a clinically meaningful reduction in A1C at 26 weeks that narrowly missed statistical significance versus placebo and achievement of the primary efficacy endpoint. Sotagliflozin was generally well-tolerated in the trial, with similar overall incidences of serious adverse events in patients treated with sotagliflozin and placebo.
We reported top-line results in December 2019 from our SOTA-EMPA Phase 3 clinical trial. SOTA-EMPA enrolled 770 type 2 diabetes patients on dipeptidyl peptidase-4 inhibitors, with or without metformin therapy, in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of sotagliflozin and a 25mg once daily dose of empagliflozin over a 26-week treatment period. The primary efficacy endpoint under evaluation in the trial was the reduction of A1C versus placebo at 26 weeks. Data from the study showed that patients treated with sotagliflozin experienced a statistically significant reduction in A1C at 26 weeks versus placebo, meeting the study's primary efficacy endpoint. The trial also achieved a key secondary endpoint of noninferiority of sotagliflozin versus empagliflozin on A1C reduction at 26 weeks. Sotagliflozin was generally well-tolerated in the trial, with safety results comparable to previously reported safety results in type 2 diabetes.
In addition to such trials, the Phase 3 development program also includes the following randomized, double-blind, placebo-controlled studies:
•Our SOTA-MONO study of 200mg and 400mg once daily doses of sotagliflozin as monotherapy in approximately 400 patients over a 26-week treatment period;
•Our SOTA-SU study of a 400mg once daily dose of sotagliflozin in approximately 500 patients added to sulfonylurea alone or in combination with metformin therapy over a 26-week core treatment period, followed by a 53-week extension treatment period;
•Our SCORED long-term outcomes study of a 200mg once daily dose of sotagliflozin, titrated to 400mg if the 200mg dose is tolerated, in approximately 10,500 patients with cardiovascular risk factors and moderate or severe renal impairment over a study duration to be determined by cardiovascular outcome events;
•Our SOTA-INS study of 200mg and 400mg once daily doses of sotagliflozin in approximately 560 patients on background basal insulin alone or in addition to other oral antidiabetic drug therapies over a 52-week treatment period;
•Our SOTA-GLIM study of 200mg and 400mg once daily doses of sotagliflozin in approximately 930 patients on background metformin therapy compared to up to a maximum daily dose of 6mg of glimepiride over a 52-week treatment period;
•Our SOTA-BONE study of 200mg and 400mg once daily doses of sotagliflozin in approximately 360 patients aged 55 years or older, with or without any stable anti-diabetes therapy, evaluating efficacy and bone safety over a 26-week core treatment period, followed by a 78-week double-blind extension treatment period; and
•Our SOLOIST long-term outcomes study of a 200mg once daily dose of sotagliflozin, titrated to 400mg if the 200mg is tolerated, in approximately 3,000 patients with acute decompensated heart failure and with or without type 2 diabetes over a study duration to be determined by cardiovascular outcome events.
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

We reported top-line data in December 2018 and December 2019 from two Phase 1 clinical trials evaluating the safety, tolerability and pharmacokinetics of LX9211. The first trial enrolled ten cohorts of healthy volunteers in a randomized, double-blind, placebo-controlled, ascending single dose study of daily doses of LX9211. The second trial enrolled five cohorts of healthy volunteers in a randomized, double-blind, placebo-controlled, ascending multiple dose study of daily doses of LX9211, followed by a maintenance dose for 14 days. In both trials, LX9211 demonstrated a safety, tolerability and pharmacokinetics profile identifying the maximum tolerated dose and supportive of once-daily dosing, while exhibiting dose proportional pharmacokinetics. The most common adverse events were headache and dizziness, and there were no drug-related serious adverse events.

We are preparing to initiate a Phase 2a clinical trial evaluating the safety and tolerability of LX9211 and its effects on diabetic peripheral neuropathic, or DPN, pain. The trial is expected to enroll approximately 282 patients experiencing DPN pain in a randomized, double-blind, placebo-controlled study of initial 100mg or 200mg loading doses of LX9211, followed by 10mg or 20mg once daily doses of LX9211, respectively. The effects of LX9211 will be assessed over an 11-week evaluation period. The primary efficacy endpoint under evaluation is the reduction in an average daily pain score at 6 weeks, with secondary endpoints including the proportion of patients with 30% or greater and 50% or greater reduction in pain intensity at 6 weeks and the proportion of patients discontinuing treatment due to lack of efficacy. Certain patient-reported outcome measures will also be assessed.

We have obtained exclusive research, development and commercialization rights to LX9211 and additional compounds acting through AAK1 from our alliance with Bristol-Myers Squibb.

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

Collaborations

We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. Consistent with this approach, we seek to retain exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally, particularly in the United States for indications treated by specialist physicians, as we have with XERMELO in the United States. We seek to collaborate with other pharmaceutical and biotechnology companies with respect to drug discovery or the development and commercialization of certain of our drug candidates, particularly with respect to commercialization in territories outside the United States or commercialization in the United States for indications treated by primary care physicians, or when the collaboration may provide us with access to expertise and resources that we do not possess internally or are complementary to our own. We also seek to collaborate with other pharmaceutical and biotechnology companies, research institutes and academic institutions to capitalize on our drug target discoveries.

Strategic Collaborations

Ipsen. We entered into a license and collaboration agreement with Ipsen in October 2014 under which we granted Ipsen an exclusive, royalty-bearing right and license to commercialize XERMELO outside of the United States, Canada and Japan. The collaboration was expanded in March 2015 to include Canada. We have received $24.5 million in upfront payments and $22.7 million in regulatory and commercial launch milestones under the agreement. In addition, we are eligible to receive up to an additional $9.6 million upon the achievement of additional specified regulatory and commercial launch milestones and up to €72 million upon the achievement of specified sales milestones. We are also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the licensed territory, subject to a credit for Ipsen’s payments to us for the manufacture and supply of such units of XERMELO and customary royalty reduction provisions.

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

We jointly developed LX9211 with Bristol-Myers Squibb as part of the alliance, and obtained from the alliance exclusive research, development and commercialization rights to LX9211 and additional compounds acting through AAK1. We have agreed to pay Bristol-Myers Squibb up to $34.5 million in clinical and regulatory milestones for the first indication and up to $16 million in clinical and regulatory milestones for each of the second and third indications, if applicable. We have also agreed to pay single digit royalties on worldwide net sales and up to $40 million in commercial milestones.

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

Marketing, Sales and Distribution

We have a fully integrated commercial team consisting of sales, marketing, market access, and commercial operations functions. Our specialized sales team promotes XERMELO in the United States, concentrating their efforts on oncologists, oncology nurses and pharmacists. We have also built an internal medical affairs function with responsibility for responding to external inquiries regarding the appropriate use of XERMELO with regularly updated and well-substantiated scientific and medical information.  We have a limited distribution network consisting of specialty pharmacies and specialty distributors who distribute XERMELO in fulfillment of prescriptions in the United States. We rely on Ipsen for the commercialization and distribution of XERMELO in territories outside of the United States.

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

We believe that our ability to successfully compete with these potentially competitive drug candidates and other competitive products currently on the market will depend on, among other things:

•the efficacy, safety and reliability of our products;

•our ability, and the ability of our collaborators, to complete preclinical and clinical development and obtain regulatory approvals for our drug candidates;

•the timing and scope of regulatory approvals of our products;

•our ability, and the ability of our collaborators, to obtain product acceptance by physicians and other health care providers and secure coverage and adequate reimbursement for product use in approved indications;

•our ability, and the ability of our collaborators, to manufacture and sell commercial quantities of our products;

•the skills of our employees and our ability to recruit and retain skilled employees;

•protection of our intellectual property; and

•the availability of substantial capital resources to fund development and commercialization activities.

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

We expect that our principal competition for sotagliflozin in the treatment of type 1 diabetes would include established insulin therapies, as well as selective SGLT2 inhibitors currently being prescribed off-label, but which may gain regulatory approval, for the treatment of type 1 diabetes in the United States. Such selective SGLT2 inhibitors include dapagliflozin, empagliflozin and canagliflozin, currently marketed for the treatment of type 2 diabetes by AstraZeneca, Boehringer Ingelheim and Eli Lilly, and Janssen (a subsidiary of Johnson & Johnson), respectively. In addition, AstraZeneca has received approval in the European Union for the use of dapagliflozin in type 1 diabetes as an adjunct to insulin in patients with a body mass index of 27 kg/m² or greater, when insulin alone does not provide adequate glycaemic control despite optimal insulin therapy.
We expect that our principal competition for sotagliflozin for the treatment of type 2 diabetes would include such selective SGLT2 inhibitors, as well as DPP-4 inhibitors such as sitagliptin, currently marketed for the treatment of type 2 diabetes by Merck. We expect that our principal competition for sotagliflozin for the treatment of heart failure would include such selective SGLT2 inhibitors which may gain regulatory approval for the treatment of heart failure, as well as angiotensin-converting enzyme, or ACE, inhibitors and the combination drug sacubitril/valsartan, currently marketed for the treatment of heart failure by Novartis. We expect that our principal competition for sotagliflozin for the treatment of chronic kidney disease would include canagliflozin and such other selective SGLT2 inhibitors which may gain regulatory approval for the treatment of chronic kidney disease.

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

The standard process required by the FDA before a drug candidate may be marketed in the United States generally includes the following:

•preclinical laboratory and animal tests performed under current good laboratory practices, or cGLP;
•submission of an IND, which must become effective before human clinical trials may commence;
•adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for its intended use;
•submission of a New Drug Application, or NDA, for approval of commercial marketing and sale, or of an NDA supplement, or sNDA, for approval of a new indication if the product is already approved for another indication;
•pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with cGMP and current good clinical practices, or cGCP;
•if FDA convenes an advisory committee, satisfactory completion of the advisory committee review; and

•FDA approval of the NDA or sNDA.
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

•Phase 1 clinical trials are conducted in a limited number of healthy human volunteers or, in some cases, patients, to evaluate the safety, dosage tolerance, absorption, metabolism, distribution and excretion of the drug candidate;
•Phase 2 clinical trials are conducted in groups of patients afflicted with a specified disease or condition to obtain preliminary data regarding efficacy as well as to further evaluate safety and optimize dosing of the drug candidate. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials; and
•Phase 3 clinical trials are conducted in larger patient populations at multiple clinical trial sites to obtain statistically significant evidence of the efficacy of the drug candidate for its intended use and to further test for safety in an expanded patient population.
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

Additional programs intended to expedite the development of drug products were included in the 21st Century Cures Act, or the Cures Act. The Cures Act includes various provisions to accelerate the development and delivery of new treatments, such as those intended to expand the types of evidence manufacturers may bring to the FDA to support drug approval, to encourage patient-centered drug development, to liberalize the communication of healthcare economic information to payers, and to create greater transparency with regard to manufacturer expanded access programs. Central to the Cures Act are provisions that enhance and accelerate the FDA’s processes for reviewing and approving new drugs and supplements to approved NDAs, including provisions that:

•require the FDA to establish a program to evaluate the potential use of real world evidence to help support the approval of a new indication for an approved drug and to help support or satisfy post-approval study requirements;
•provide that the FDA may rely upon qualified data summaries to support the approval of a supplemental application with respect to a qualified indication for an already approved drug;
•require the FDA to issue guidance for purposes of assisting sponsors in incorporating complex adaptive and other novel trial designs into proposed clinical protocols and applications for new drugs; and
•require the FDA to establish a process for the qualification of drug development tools for use in supporting or obtaining FDA approval for or investigational use of a drug.
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

Patents and Proprietary Rights

We are able to protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own or exclusively license patents and/or patent applications throughout the world that claim our products and drug candidates, including:

•issued patents and pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Argentina, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that claim telotristat ethyl and associated crystalline forms, pharmaceutical compositions comprising telotristat ethyl, and methods of its manufacture and use;
•issued patents and pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Argentina, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that claim sotagliflozin and associated crystalline forms, pharmaceutical compositions comprising sotagliflozin, and methods of its manufacture and use; and
•issued patents and pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and

South Korea, that disclose and/or claim LX9211, pharmaceutical compositions comprising LX9211, and methods of its use.
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

Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Lonnel Coats	55	President and Chief Executive Officer and Director
Pablo Lapuerta, M.D.	56	Executive Vice President and Chief Medical Officer
Alan J. Main, Ph.D.	66	Executive Vice President, Commercial Supply Operations
Alexander A. Santini	61	Executive Vice President and Chief Commercial Officer
Praveen Tyle, Ph.D.	59	Executive Vice President, Research and Development
Jeffrey L. Wade	55	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer
Brian T. Crum	47	Vice President and General Counsel
James F. Tessmer	60	Vice President, Finance and Accounting

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

Brian T. Crum has been our vice president and general counsel since May 2010 and previously served in a series of legal leadership positions since joining our company in 2001. Mr. Crum was previously a corporate securities attorney with the law firms of Brobeck, Phleger & Harrison LLP and Andrews & Kurth L.L.P., where he represented companies in the energy and information technology industries. Mr. Crum received his B.B.A. and J.D. from the University of Texas.

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

Employees

As of February 28, 2020, we employed 184 persons, of whom 29 hold M.D. or Ph.D. degrees and another 53 hold other advanced degrees.  All of our employees are located in the United States. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

Research and Development Expenses

In 2019, 2018 and 2017, respectively, we incurred expenses of $91.9 million, $100.2 million and $152.2 million in company-sponsored as well as collaborative research and development activities, including $7.1 million, $6.0 million and $4.9 million of stock-based compensation expense in 2019, 2018 and 2017, respectively.

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
We expect that a significant portion of our total revenues for the next several years will be attributable to sales of XERMELO in the United States, but we cannot be certain that XERMELO will be commercially successful. Our future sales of XERMELO will depend on numerous factors, including:
•the number of patients with carcinoid syndrome diarrhea who are inadequately controlled by SSA therapy, as well as the number of newly diagnosed carcinoid syndrome diarrhea patients;

•competition from SSA therapies, radiopharmaceutical products and any additional products for the treatment of carcinoid syndrome diarrhea that may be approved by the FDA in the future;

•the safety profile of XERMELO, including whether previously unknown side effects or increased incidence or severity of known side effects as compared to those seen during development are identified with the commercial use of XERMELO;

•the effectiveness of our commercial strategy for marketing XERMELO and our execution of that strategy, including our pricing strategy and the effectiveness of our efforts to obtain and maintain adequate third-party reimbursement;

•the acceptance of XERMELO by patients, the medical community and third-party payers; and

•our ability to meet the demand for commercial supplies of XERMELO and to maintain and successfully monitor commercial manufacturing arrangements for XERMELO with third-party manufacturers to ensure they meet our standards and those of the FDA, which extensively regulates and monitors pharmaceutical manufacturing facilities.

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
We depend heavily on our ability to obtain regulatory approval in the United States for sotagliflozin in type 1 diabetes. If we fail to obtain such regulatory approval or fail to successfully commercialize sotagliflozin for type 1 diabetes upon such regulatory approval, our business will suffer and our stock price will likely decline.
The FDA issued a complete response letter in March 2019 regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and has confirmed that position in denying two appeals of the complete response letter in November 2019 and March 2020.

We cannot offer any assurances that the FDA will grant marketing approval for sotagliflozin in type 1 diabetes, on acceptable timelines or at all. Furthermore, regulatory approval in the United States for sotagliflozin in type 1 diabetes, even if obtained, may limit the type of patients in which sotagliflozin may be used, such as on the basis of body mass index as in the European Union, or otherwise require specific warning or labeling language or a formal risk evaluation and mitigation strategy, or REMS, any of which may reduce the commercial potential of sotagliflozin in type 1 diabetes. Even if approved, our existing capital resources and commercial infrastructure are insufficient to commercially launch sotagliflozin for type 1 diabetes and we may not be successful in obtaining such resources, building such infrastructure or otherwise effectively commercializing sotagliflozin for type 1 diabetes. Should we fail to obtain regulatory approval in the United States for sotagliflozin in type 1 diabetes, or fail to successfully commercialize sotagliflozin upon such regulatory approval, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.

We depend heavily on our ability to successfully complete Phase 3 clinical development of sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease, and obtain regulatory approvals for sotagliflozin in those indications. If we fail to successfully complete such Phase 3 clinical development and obtain such regulatory approvals, or fail to successfully commercialize sotagliflozin for type 2 diabetes, heart failure and chronic kidney disease upon such regulatory approvals, our business will suffer and our stock price will likely decline.

We are conducting a comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease. Our existing capital resources are insufficient to complete the two long-term outcomes studies included in such Phase 3 development program that are designed to demonstrate benefits in heart failure and chronic kidney disease. Although we seek to collaborate with another pharmaceutical or biotechnology company with respect to the development and commercialization of sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease under terms which would provide additional funding for the completion of the Phase 3 development program, we may be unable to successfully enter into any such collaborative arrangement on reasonable terms, or at all. If we are unable to enter into any such collaborative arrangement, or if we are otherwise unable to raise sufficient additional capital, we will likely elect to, and may be forced to, delay, reduce or wind down the long-term outcomes studies included in such Phase 3 development program.
Even if such additional funding is secured, we cannot offer any assurances or predict with any certainty that such Phase 3 development will be successfully completed, that positive clinical data will be obtained from such Phase 3 development efforts or that regulatory authorities will grant marketing approval for sotagliflozin in type 2 diabetes, heart failure or chronic kidney disease, in any such case on the expected timelines. Furthermore, regulatory approvals for sotagliflozin, even if obtained, may limit the type of patients in which sotagliflozin may be used for type 2 diabetes, heart failure or chronic kidney disease or otherwise require specific warning or labeling language, each of which may reduce the commercial potential of sotagliflozin in those indications. We cannot offer any assurances that the Phase 3 clinical development program will demonstrate a competitive commercial profile for sotagliflozin in type 2 diabetes, heart failure or chronic kidney disease. Even if approved with a competitive commercial profile, our existing resources and commercial infrastructure are insufficient to commercially launch sotagliflozin for type 2 diabetes, heart failure and chronic kidney disease and we or any potential collaborator may be unsuccessful in obtaining such resources, building such infrastructure or otherwise effectively commercializing sotagliflozin for type 2 diabetes, heart failure or chronic kidney disease. Should we or any potential collaborator fail to obtain regulatory approvals for sotagliflozin in those indications or fail to successfully commercialize sotagliflozin upon such regulatory approvals, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.
Clinical testing of our drug candidates in humans is an inherently risky and time-consuming process that may fail to demonstrate safety and efficacy, which could result in the delay, limitation or prevention of regulatory approval.
In order to obtain regulatory approvals for the commercial sale of any products that we or our collaborators may develop, we or our collaborators are required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates.  We or our collaborators may not be able to obtain authority from the FDA, or other equivalent foreign regulatory agencies, to initiate or complete any clinical trials.  In addition, we have limited internal resources for making regulatory filings and interacting with regulatory authorities.
Clinical trials are inherently risky and the results from nonclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials.  In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger-scale, advanced stage clinical trials.  A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after achieving positive results in earlier trials.  Although Phase 2 proof-of-concept clinical trials of sotagliflozin in type 2 diabetes patients were positive, we cannot assure you that the Phase 3 development program for sotagliflozin being conducted in type 2 diabetes, heart failure and chronic kidney disease will yield positive results. Negative or inconclusive results from a nonclinical study or a clinical trial could cause us, our collaborators or the FDA or other equivalent foreign regulatory agencies to terminate a nonclinical study or clinical trial or require that we or our collaborators repeat or modify it.  Furthermore, we, one of our collaborators or a regulatory agency with jurisdiction over the trials may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons.
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

Our or our collaborators’ ability to commercialize any products that we or they may develop will be highly dependent upon the extent to which such products gain market acceptance among physicians, patients, health care payers, such as commercial health insurers, Medicare and Medicaid, and the medical community.  If such products do not achieve an adequate level of acceptance, we may not generate adequate product revenues and we may not become profitable.  The degree of market acceptance of such products will depend upon a number of factors, including:

•the effectiveness, or perceived effectiveness, of our products in comparison to competing products;

•the existence of any significant side effects, as well as their severity in comparison to any competing products;

•potential advantages or disadvantages in relation to alternative treatments;

•current and future indications for which our products may be approved;

•the ability to offer our products for sale at competitive prices;

•relative convenience and ease of administration;

•the strength of marketing and distribution support; and

•sufficient third-party coverage or reimbursement.

If we are unable to maintain an effective sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize any products that we or our collaborators may develop.
In order to successfully commercialize any product that we or our collaborators may develop, we or they must build or maintain an effective commercialization infrastructure supporting such product, including sales force, marketing organization and distribution capabilities. Factors that may hinder efforts to effectively establish, manage and maintain such infrastructure for products that we or our collaborators may develop include:
•inability to recruit, retain and effectively manage adequate numbers of effective sales and marketing personnel;

•inability to maintain relationships with third-party logistics providers, pharmacies, third-party manufacturers and other third parties instrumental in the commercial manufacture and distribution of such products;

•inability to establish or implement internal controls and procedures required in connection with sales of such products;

•inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe such products; and

•potential lack of complementary products to be offered by sales personnel, which may put us or our collaborators at a competitive disadvantage relative to companies with more extensive product lines.

If we or our collaborators are unable to sustain our or their sales force, marketing infrastructure and distribution capability for such products, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.
We or our collaborators will need to expend significant time and resources to train our sales forces to be credible, persuasive and compliant in discussing such products with the physicians treating the patients indicated under the label. We or our collaborators will also need to continue to train our sales forces to ensure that a consistent and appropriate message about such products is being delivered to potential customers. If we or our collaborators are unable to effectively train our sales forces and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of such products and their proper administration, our and their ability to successfully commercialize such products could be diminished, which could have a material adverse effect on our financial condition, stock price and operations.
If we are unable to maintain adequate coverage and reimbursement from third-party payers for any products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.

Our ability to successfully commercialize any products that we or our collaborators may develop is highly dependent on the extent to which coverage and reimbursement for such products are available from third-party payers, including governmental payers, such as Medicare and Medicaid, and private health insurers, including managed care organizations and group purchasing organizations.  Many patients are not capable of paying themselves for the products that we or our collaborators may develop, and rely on third-party payers to pay for, or subsidize, their medical needs.  If third-party payers do not provide coverage or reimbursement for such products, our revenues and prospects for profitability will suffer.  In addition, even if third-party payers provide some coverage or reimbursement for such products, the availability of such coverage or reimbursement for prescription drugs under private health insurance and managed care plans often varies based on the type of contract or plan purchased.

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

We may not be able to manufacture products that we or our collaborators may develop in commercial quantities, which would impair our ability to commercialize such products.

Other than XERMELO, our drug candidates have been manufactured in relatively small quantities for nonclinical and clinical trials.  If any of these drug candidates are approved by the FDA or other regulatory agencies for commercial sale, we or our collaborators will need to manufacture them in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any approved product in a timely or economic manner, or at all.  Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve.  If we or our collaborators are unable to successfully increase the manufacturing capacity for any such product, the regulatory approval or commercial launch of that product may be delayed or there may be a shortage in supply.  Pharmaceutical products typically require precise, high-quality manufacturing.  The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

We and our collaborators are subject to extensive and rigorous ongoing regulation relating to any products that we or our collaborators may develop.

We and our collaborators are subject to extensive and rigorous ongoing domestic and foreign government regulation of, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of any products which receive regulatory approvals from the FDA or foreign regulatory authorities.  The failure to comply with these requirements or the identification of safety problems during commercial marketing could lead to the need for product marketing restrictions, product withdrawal or recall or other voluntary or regulatory action, which could delay further marketing until the product is brought into compliance.  The failure to comply with these requirements may also subject us or our collaborators to stringent penalties.

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

We are subject to certain healthcare laws and regulations and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, without limitation:

•the federal Anti-Kickback Law, which constrains our marketing practices, educational programs, pricing policies, relationships with healthcare providers or other entities, and other business activities, by prohibiting, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•the Foreign Corrupt Practices Act, a United States law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals);

•federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•state and federal government price reporting laws that require us to calculate and report complex pricing metrics to government programs, where such reported price may be used in the calculation of reimbursement and/or discounts on our marketed drugs (participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, and potentially limit our ability to offer certain marketplace discounts); and

•state and federal marketing expenditure tracking and reporting laws, which generally require certain types of expenditures in the United States to be tracked and reported. Compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities.

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

A primary trend in the United States and some foreign countries is toward reform and cost containment in the health care industry.  The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals that may have the effect of reducing the prices that we are able to charge for products we or our collaborators may develop. Healthcare reform measures which may be adopted in the future in the United States and foreign jurisdictions may result in more rigorous coverage criteria and significant downward pressure on the prices drug manufacturers may charge. As a result, our revenues and prospects for profitability could be significantly harmed.

As a result of the overall trend towards cost-effectiveness criteria and managed healthcare in the United States, third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. They may use tiered reimbursement and may adversely affect demand for products we or our collaborators may develop by placing them in an expensive tier. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse for newly approved drugs, which in turn will put pressure on the pricing of drugs. Further, we do not have experience in ensuring approval by applicable third-party payers outside of the United States for coverage and reimbursement of pharmaceutical products. We also anticipate pricing pressures in connection with the sale of products we or our collaborators may develop due to the increasing influence of health maintenance organizations and additional legislative proposals.

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

Our competitors may develop products that impair the value of any products that we or our collaborators may develop.

The pharmaceutical and biotechnology industries are highly diversified and are characterized by rapid technological change.  We and our collaborators face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our or our collaborators’ ability to commercialize our drug candidates.  Any products that we or our collaborators develop will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop products that would render any products that we or our collaborators develop obsolete and noncompetitive.  For example, dapagliflozin, empagliflozin and canagliflozin are currently being marketed by AstraZeneca, Boehringer Ingelheim and Eli Lilly, and Janssen (a subsidiary of Johnson & Johnson), respectively, for the treatment of type 2 diabetes and certain other indications, such as heart failure, cardiovascular death, major adverse cardiovascular events and end-stage kidney disease. Each of those products act through SGLT2, one of the targets of sotagliflozin.  In addition, there may be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates.

We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 (COVID-19), which could have a material adverse effect on our business.
Our commercialization efforts and development programs could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, many commercial activities, businesses and schools have been suspended as part of quarantines and other measures intended to contain this outbreak. The spread of COVID-19 from China to other countries has resulted in the International Health Regulations Emergency Committee of the World Health Organization declaring the outbreak of COVID-19 as a “public health emergency of international concern,” and the World Health Organization characterizing COVID-19 as a pandemic. While the COVID-19 outbreak may still be in early stages, international stock markets have begun to reflect the uncertainty associated with the potential economic impact of the outbreak and the significant declines in the Dow Industrial Average at the end of February and in March 2020 has been largely attributed to the effects of COVID-19. We are still assessing the potential impact COVID-19 may have on our ability to effectively conduct our commercialization efforts and development programs and otherwise conduct our business operations as planned, but there can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our industry and business in particular.

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
As of December 31, 2019, we had $271.7 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from product revenues, collaborations and other sources will enable us to fund our currently planned operations for at least the next 12 months. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate. Our currently planned operations for the next twelve months include the continued commercialization of XERMELO in the United States and the continued nonclinical and clinical development of telotristat ethyl, sotagliflozin, LX9211 and our other drug candidates.
Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:
•the success of our sales, marketing, distribution and other commercialization activities for XERMELO in the United States and the revenues we generate from such activities;
•the success of Ipsen’s sales, marketing, distribution and other commercialization activities for XERMELO outside of the United States and Japan and our receipt of any milestone payments and royalties;
•our ability to obtain regulatory approval for the marketing and sale of sotagliflozin for type 1 diabetes in the United States;
•the timing, progress and results of our clinical trials of telotristat ethyl, sotagliflozin, LX9211 and our other drug candidates and our ability to obtain necessary regulatory approvals based on such clinical trials;
•our success in establishing new collaborations and licenses, including for the development and commercialization of sotagliflozin;
•the amount and timing of our research, development and commercialization expenditures;
•the effect of competing programs and products, and of technological and market developments; and
•the filing, maintenance, prosecution, defense and enforcement of patent claims and other intellectual property rights.
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

We have incurred net losses since our inception, including an aggregate net loss of $113.4 million for the three years ended December 31, 2019.  As of December 31, 2019, we had an accumulated deficit of $1.3 billion.  Because of the numerous risks and uncertainties associated with successfully developing and commercializing drug products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the amount of our expenses. We expect to continue to incur significant expenses over the next several years as we expect to make significant investments in the commercialization of XERMELO in the United States and the continued nonclinical and clinical development of telotristat ethyl, sotagliflozin, LX9211 and our other drug candidates.

Prior to the commercial launch of XERMELO, we derived substantially all of our revenues from strategic collaborations and other research and development collaborations and technology licenses. Future revenues from our commercialization of XERMELO are uncertain because they depend on a number of factors, including market acceptance of XERMELO, the success of our sales, marketing, distribution and other commercialization activities and the cost and availability of reimbursement for XERMELO. Future revenues from our existing collaborations are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any products developed or commercialized under the collaborations. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

We expect to spend significant amounts to fund our commercialization activities with respect to XERMELO in the United States and our planned nonclinical and clinical development of telotristat ethyl, sotagliflozin, LX9211 and our other drug candidates. As a result, we will need to generate substantial additional revenues to achieve profitability in future periods.  Even if we do achieve profitability in future periods, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

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

Our operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts;

•our ability to obtain regulatory approval of sotagliflozin for type 1 diabetes in the United States;

•the success of our ongoing nonclinical and clinical development efforts;

•the timing and amount of expenses incurred with respect to our nonclinical and clinical development and commercialization efforts;

•our success in establishing new collaborations and technology licenses, including for the development and commercialization of sotagliflozin, and the timing and financial terms of such arrangements;

•the success rate of our development efforts leading to opportunities for new collaborations and licenses, as well as milestone payments and royalties;

•the timing and willingness of our collaborators to commercialize pharmaceutical products that would result in milestone payments and royalties;

•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products and technologies;

•general and industry-specific economic conditions, which may affect our and our collaborators’ research and development expenditures.

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

We have incurred $245.2 million of indebtedness. Although the affirmative and restrictive covenants and the pledge of substantially all of our assets as collateral under the BioPharma Term Loan restrict our ability to obtain additional debt financing, we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•requiring us to dedicate a substantial portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product commercialization and development efforts and other general corporate purposes;

•increasing our vulnerability to adverse changes in general economic, industry and market conditions;

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

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

We have entered into a collaboration agreement with Ipsen for the commercialization of XERMELO outside of the United States and Japan. We have also established collaborative arrangements with other pharmaceutical and biotechnology companies with respect to the research, development and commercialization of drug candidates from other programs. We have derived a substantial majority of our revenues to date from these strategic collaborations and other research and development collaborations and technology licenses. Future revenues from our existing collaborations depend upon the achievement of milestones and payment of royalties we earn from any future products developed under the collaborations.  If our relationship terminates with any of our collaborators, as occurred with our terminated collaboration agreement with Sanofi, our reputation in the business and scientific community may suffer and revenues will be negatively impacted to the extent such losses are not offset by additional collaboration agreements.  If milestones are not achieved under our collaborations or our collaborators are unable to successfully develop and commercialize products from which milestones and royalties are payable, we will not earn the revenues contemplated by those collaborations.

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

We rely on a single third-party logistics provider and a limited distribution network of specialty pharmacies and specialty distributors for distribution of XERMELO in fulfillment of prescriptions in the United States, and their failure to distribute XERMELO effectively would adversely affect sales of XERMELO.

We rely on a single third-party logistics provider for shipping and warehousing of our commercial supply of XERMELO and a limited distribution network of specialty pharmacies and specialty distributors for dispensation of XERMELO to patients in fulfillment of prescriptions in the United States. Although our third-party logistics provider stores our commercial supply of XERMELO at two separate warehouses, the use of a single third-party logistics provider increases the risk that a fire or damage from another type of disaster at either of the warehouses may result in a disruption of our commercialization efforts. Our use of a limited distribution network of specialty pharmacies and specialty distributors for dispensation of XERMELO involves certain additional risks, including, but not limited to, risks that these specialty pharmacies and specialty distributors will:

•not provide us accurate or timely information regarding their inventories, the number of patients who are using XERMELO or complaints about XERMELO;

•reduce or discontinue their efforts to sell or support or otherwise not effectively sell or support XERMELO;

•not devote the resources necessary to sell XERMELO in the volumes and within the time frames that we expect;

•be unable to satisfy their financial obligations to us; or

•cease operations.

If our third-party logistics provider or any of our specialty pharmacies or specialty distributors do not fulfill their contractual obligations to us, or refuse or fail to adequately distribute XERMELO and serve patients, or the agreements are terminated without adequate notice, shipments of XERMELO, and associated revenues, would be adversely affected. In addition, we expect that it may take a significant amount of time if we were required to change our third-party logistics provider or any of our specialty pharmacies or specialty distributors.

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

We have experienced and may continue to experience growth in the number of our employees and in the scope of our operations. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our potential growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We may need to increase our medical, clinical, commercial and other personnel, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified personnel when advisable, our business, financial condition, results of operations and prospects may be adversely affected.

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to operate and expand our operations.

We are highly dependent upon the principal members of our management, as well as medical, clinical and commercial staff, the loss of whose services might adversely impact the achievement of our objectives.  Retaining and, where advisable, recruiting qualified medical, clinical and commercial personnel are critical to support activities related to successfully executing on our commercial plan for XERMELO and advancing our nonclinical and clinical development programs for telotristat ethyl, sotagliflozin, LX9211 and our other drug candidates.  Competition is intense for experienced medical, clinical and commercial personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

We may be held liable if any product that we or our collaborators develop or commercialize, or any product that is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale.  Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our products and product candidates, injury to our reputation, withdrawal of patients from our clinical trials, product recall, substantial monetary awards to third parties and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials and commercial activities. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business.

Risks Related to Our Common Stock

Invus, L.P., Invus C.V. and their affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

Invus, L.P. and Invus C.V., which we collectively refer to as Invus, and their affiliates currently own approximately 60.8% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not be aligned with the interests of other holders of our common stock.

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

The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following, many of which we cannot control:

•the commercial success of XERMELO and the revenues we generate from sales of XERMELO;
•results or delays in our or our collaborators’ clinical trials;
•the announcement of FDA approval or non-approval, or delays in the FDA review process, of our or our collaborators’ drug candidates or those of our competitors or actions taken by regulatory agencies with respect to our, our collaborators’ or our competitors’ clinical trials;

•actions taken by regulatory agencies with respect to XERMELO, sotagliflozin, LX9211 and our other drug candidates;
•the announcement of new products by our competitors;
•quarterly variations in our or our competitors’ results of operations;
•developments in our relationships with our collaborators, including conflicts, litigation or the termination or modification of our agreements;
•the announcement of an in-licensed drug candidate or strategic acquisition;
•litigation, including intellectual property infringement and product liability lawsuits, involving us;
•failure to achieve operating results projected by securities analysts;
•changes in earnings estimates or recommendations by securities analysts;
•the satisfaction of outstanding debt obligations or entry into new financing arrangements;
•developments in the biotechnology or pharmaceutical industry;
•sales of large blocks of our common stock or sales of our common stock by our executive officers, directors and significant stockholders;
•departures of key personnel or board members;
•FDA or international regulatory actions;
•third-party coverage and reimbursement policies;
•disposition of any of our drug programs or other technologies; and
•other factors, including general market, economic and political conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted.  A securities class action suit against us, such as the securities litigation which is currently pending, could result in substantial costs and divert management’s attention and resources, which could have a material and adverse effect on our business.

We are subject to securities litigation, which is expensive and could divert management attention.

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and we are currently a target of this type of litigation. On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A first amended complaint was filed on July 30, 2019 and we filed a motion to dismiss such first amended complaint on September 30, 2019. The plaintiff filed an opposition to our motion to dismiss on November 14, 2019 and we filed a reply in support of our motion to dismiss on December 13, 2019. The lawsuit purports to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through January 17, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. This case, and other litigation of this type, could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

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

In August 2018, our subsidiary Lex-Gen Woodlands, L.P. entered into a term loan and security agreement refinancing the previously existing mortgage on our facilities in The Woodlands, Texas. The loan agreement provides for a $12.9 million mortgage on the property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020. The mortgage debt, net of issuance costs, was $11.0 million as of December 31, 2019.

In January 2020, Lex-Gen Woodlands, L.P. entered into a real estate purchase and sale agreement under which we agreed to sell our facilities in The Woodlands, Texas for a purchase price of $15.0 million. Such sale is subject to normal and customary closing conditions, including a study period, which extends until April 9, 2020, during which the purchaser may conduct inspections, analyses and other studies of the property and may terminate the agreement in its discretion. Such sale is also subject to the negotiation and execution by the parties of a leaseback agreement for a period of up to six months with respect to a portion of the property concurrently with closing.

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

Item 3.  Legal Proceedings

On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against us and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. A first amended complaint was filed on July 30, 2019 and we filed a motion to dismiss such first amended complaint on September 30, 2019. The plaintiff filed an opposition to our motion to dismiss on November 14, 2019 and we filed a reply in support of our motion to dismiss on December 13, 2019. The lawsuit purports to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “LXRX.” As of March 6, 2020, there were approximately 359 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2014 and ending December 31, 2019. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2014, and that all dividends were reinvested.

	December 31,
	2014	2015	2016	2017	2018	2019
Lexicon Pharmaceuticals, Inc.	100	209	217	155	104	65
Nasdaq Composite Index	100	106	114	146	140	189
Nasdaq Biotechnology Index	100	111	87	106	96	119
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

Item 6. Selected Financial Data

The statements of comprehensive income (loss) data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 have been derived from our audited financial statements included elsewhere in this annual report on Form 10-K.  The statements of comprehensive income (loss) data for the years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited financial statements not included in this annual report on Form 10-K.  Our historical results are not necessarily indicative of results to be expected for any future period.  The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with our financial statements, including the notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of Comprehensive Income (Loss) Data:		(in thousands, except per share data)
Revenues	$322,073	$63,209	$91,689	$79,256	$130,014
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	3,231	2,491	1,899	—	—
Research and development, including stock-based compensation of $7,096 in 2019, $6,010 in 2018, $4,905 in 2017, $3,938 in 2016 and $3,693 in 2015	91,924	100,243	152,223	163,973	95,065
Increase (decrease) in fair value of Symphony Icon, Inc. purchase liability	—	—	2,101	(703)	5,927
Selling, general and administrative, including stock-based compensation of $7,122 in 2019, $5,686 in 2018, $4,567 in 2017, $3,514 in 2016 and $3,150 in 2015	56,835	63,754	66,090	43,157	23,835
Impairment loss	28,638	—	—	—	3,597
Total operating expenses	180,628	166,488	222,313	206,427	128,424
Income (loss) from operations	141,445	(103,279)	(130,624)	(127,171)	1,590
Interest and other income (expense), net	(17,326)	(17,269)	(5,030)	(4,274)	(6,150)
Net income (loss) before taxes	124,119	(120,548)	(135,654)	(131,445)	(4,560)
Income tax benefit	6,014	—	12,661	—	—
Net income (loss)	$130,133	$(120,548)	$(122,993)	$(131,445)	$(4,560)
Net income (loss) per common share, basic	$1.23	$(1.14)	$(1.17)	$(1.27)	$(0.04)
Net income (loss) per common share, diluted	$1.16	$(1.14)	$(1.17)	$(1.27)	$(0.04)
Shares used in computing net income (loss) per common share, basic	106,218	105,830	105,237	103,863	103,591
Shares used in computing net income (loss) per common share, diluted	116,747	105,830	105,237	103,863	103,591

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:		(in thousands)
Cash, cash equivalents and short-term investments	$271,659	$160,052	$310,788	$346,504	$521,352
Working capital	272,413	136,573	216,506	205,618	409,565
Total assets	417,715	284,136	436,539	475,625	651,960
Long-term debt, net of current portion	234,171	243,887	231,576	85,167	100,960
Accumulated deficit	(1,341,444)	(1,471,577)	(1,365,241)	(1,240,257)	(1,108,812)
Lexicon Pharmaceuticals, Inc. stockholders’ equity (deficit)	117,101	(26,405)	68,265	167,507	285,972

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with “Selected Financial Data” and our financial statements and notes included elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the commercialization or development of our three most advanced drugs and drug candidates:

•We are commercializing XERMELO (telotristat ethyl), an orally-delivered small molecule drug, in the United States for the treatment of carcinoid syndrome diarrhea in combination with somatostatin analog, or SSA, therapy in adults inadequately controlled by SSA therapy. We have granted Ipsen Pharma SAS, or Ipsen, an exclusive, royalty-bearing right to commercialize XERMELO outside of the United States and Japan. Ipsen is commercializing XERMELO in the United Kingdom, Germany and multiple additional countries. We are also developing telotristat ethyl as a treatment for biliary tract cancer and are conducting a Phase 2a clinical trial of telotristat ethyl in biliary tract cancer patients.
•We are developing Zynquista (sotagliflozin), an orally-delivered small molecule drug candidate, as a treatment for type 1 diabetes. The FDA has issued a complete response letter regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and has confirmed that position in denying two appeals of the complete response letter. Zynquista has been approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index > 27 kg/m2 , who could not achieve adequate glycemic control despite optimal insulin therapy.
We are also developing sotagliflozin as a treatment for type 2 diabetes, heart failure and chronic kidney disease. We are conducting a comprehensive Phase 3 development program, which includes one long-term outcomes study designed to demonstrate benefits in chronic heart failure and chronic kidney disease in type 2 diabetes patients and another long-term outcomes study designed to demonstrate benefits in acute decompensated heart failure in patients with and without type 2 diabetes. We have reported preliminary top-line results from the first four Phase 3 clinical trials of sotagliflozin in adults living with type 2 diabetes.
•We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have reported top-line results from two Phase 1 clinical trials of LX9211 and are preparing to initiate a Phase 2 clinical trial of LX9211.
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
We are working both independently and through strategic collaborations and alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. We seek to retain exclusive or co-exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally, particularly in the United States for indications treated by specialist physicians. We seek to collaborate with other pharmaceutical and biotechnology companies with respect to drug discovery or the development and commercialization of certain of our drug candidates, particularly with respect to commercialization in territories outside the United States or commercialization in the United States for indications treated by primary care physicians, or when the collaboration may otherwise provide us with access to expertise and resources that we do not possess internally or are complementary to our own.

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

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts; Ipsen’s ability to successfully commercialize XERMELO outside of the United States and Japan and our receipt of any milestone payments and royalties; the success of our ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses, including for the development and commercialization of sotagliflozin; and general and industry-specific economic conditions which may affect research and development expenditures.

Future revenues from our commercialization of XERMELO are uncertain because they depend on a number of factors, including market acceptance of XERMELO, the success of our sales, marketing, distribution and other commercialization activities and the cost and availability of reimbursement for XERMELO.

Future revenues from our collaboration with Ipsen are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from Ipsen's commercialization of XERMELO. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our drug candidates, including XERMELO in the United States and Japan, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of December 31, 2019, we had an accumulated deficit of $1.3 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies

Revenue Recognition

Product Revenues

Product revenues consist of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues are recognized when the customer obtains control of our product, which occurs upon delivery to the customer. We recognize product revenue net of applicable reserves for variable consideration, including allowances for customer credits, estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States, as discussed below. Our net product revenues reflect our best estimates of the amounts of consideration to which we are entitled based on the terms of the respective underlying contracts. Product shipping and handling costs are considered a fulfillment activity when control transfers to our customers and such costs are included in cost of sales.

Customer Credits: Our customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expect that our customers will earn prompt payment discounts. As a result, we deduct the full amount of those discounts from total product sales when revenues are recognized. Service fees are also deducted from product sales as they are earned.

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

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy or distributor, who acts as a retailer. Contracted customers, which currently consist primarily of Public Health Service Institutions, non-profit clinics, and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or distributor, in turn, charges back to us the difference between the price paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The allowance for chargeback is based on known sales to contracted customers.

Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap are based on data received from the specialty pharmacies and projections based on historical data. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, we may need to adjust prior period accruals, which would affect revenues in the period of adjustment.

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

We may receive payments from our licensees based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these agreements. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

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

We are presently devoting most of our resources to the commercialization or development of our three most advanced drugs and drug candidates:

•XERMELO (telotristat ethyl), an orally-delivered small molecule drug that we are commercializing for carcinoid syndrome diarrhea and developing for biliary tract cancer;
•Zynquista (sotagliflozin), an orally-delivered small molecule drug candidate that we are developing as a treatment for type 1 diabetes and type 2 diabetes, heart failure and chronic kidney disease; and
•LX9211, an orally-delivered small molecule drug candidate, that we are developing as a treatment for neuropathic pain.
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

Our estimates of the clinical study costs and costs to transition activities from Sanofi for development of sotagliflozin for type 2 diabetes, heart failure and chronic kidney disease were based on estimates of the services to be received and efforts to be expended pursuant to contracts with multiple vendors and the CRO that will conduct and manage the clinical studies on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract. In accruing the relevant costs, we estimated the time period over which services will be performed and the level of effort required to complete each study. Upon completion and settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements.

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

Stock-based Compensation Expense

We recognize compensation expense in our statements of comprehensive income (loss) for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  We had stock-based compensation expense of $14.2 million for the year ended December 31, 2019.  As of December 31, 2019, stock-based compensation cost for all outstanding unvested options and restricted stock units was $24.0 million, which is expected to be recognized over a weighted-average vesting period of 1.1 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  For purposes of determining the fair value of stock options, we segregate our options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in our stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2019, 2018 and 2017, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2019:
Employees	88%	2.2%	4	0%
Officers and non-employee directors	77%	2.6%	8	0%
December 31, 2018:
Employees	58%	2.6%	4	0%
Officers and non-employee directors	63%	2.8%	8	0%
December 31, 2017:
Employees	61%	1.7%	4	0%
Officers and non-employee directors	70%	2.2%	8	0%

Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, right-of-use assets for leases, finite-lived intangible assets and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the assets carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset's residual value, if any. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. There were no significant impairments of long-lived assets in 2019, 2018 or 2017.

Indefinite-lived intangible assets, composed primarily of in-process research and development, or IPR&D, projects acquired in business combinations which have not reached technological feasibility, are reviewed annually for impairment and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimating future cash flows of an IPR&D product candidate for purposes of an impairment analysis requires us to make significant estimates and assumptions regarding the amount and timing of costs to complete the project and the amount, timing and probability of achieving revenues from the completed product similar to how the acquisition date fair value of the project was determined. In 2019, we terminated certain research and development activities related to a program for treatment of irritable bowel syndrome and as a result, recognized $28.6 million of impairment to indefinite-lived intangible assets. There were no impairments to indefinite-lived intangible assets in 2018 or 2017.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2019, 2018 and 2017.

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

Results of Operations – Comparison of Years Ended December 31, 2019, 2018 and 2017

The following discussion and analysis should be read with “Results of Operations” and our financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2018.

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2019	2018	2017
Total revenues	$322.1	$63.2	$91.7
Dollar increase (decrease)	$258.9	$(28.5)
Percentage increase (decrease)	410%	(31)%

Years Ended December 31, 2019 and 2018

•Net product revenues – Net product revenue increased 22% in 2019 to $32.3 million, primarily from revenues recognized from the sale of XERMELO in the United States. Sales of bulk tablets of XERMELO to Ipsen were comparable in both years. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.
•Collaborative agreements – Revenue from collaborative agreements increased in 2019 to $289.2 million, due to $260 million in revenues recognized from amounts payable by Sanofi pursuant to the termination of our collaboration agreement and recognition of amounts allocated to the performance obligation for development activities of sotagliflozin in the Sanofi collaboration agreement.

•Royalties and other revenue – Revenues from royalties and other revenue increased 44% in 2019 to $0.5 million.

In 2019, no customers for XERMELO sales represented more than 10% of revenues. In 2018, two specialty pharmacies, Biologics, Inc. and Diplomat Pharmacy, represented 25% and 14% of revenues, respectively.

In 2019 and 2018, Sanofi represented 89% and 53% of revenues, respectively.

Cost of Sales

Total cost of sales and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2019	2018	2017
Total cost of sales	$3.2	$2.5	$1.9
Dollar increase	$0.7	$0.6
Percentage increase	30%	31%

Years Ended December 31, 2019 and 2018

Cost of sales increased 30% in 2019 to $3.2 million. We began capitalizing inventory in 2017 following FDA approval of XERMELO, as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to FDA approval were recorded as research and development expenses in the consolidated statements of comprehensive income (loss). Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialized inventory is expected to be sold over approximately the next twelve months. As a result, cost of sales will reflect a lower average per unit cost of materials. Cost of sales in each of 2019 and 2018 included $1.8 million of amortization of intangible assets related to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2019	2018	2017
Total research and development expense	$91.9	$100.2	$152.2
Dollar decrease	$(8.3)	$(52.0)
Percentage decrease	(8)%	(34)%

Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs and stock-based compensation.

Years Ended December 31, 2019 and 2018

•Third-party and other services – Third-party and other services decreased 12% in 2019 to $55.9 million, primarily due to decreases in professional and consulting fees and lower external clinical development costs relating to sotagliflozin. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs decreased 3% in 2019 to $20.7 million, primarily due to lower headcount. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expense increased 18% in 2019 to $7.1 million, primarily due to a shorter vesting period of the annual restricted stock unit awards granted in 2019 and 2018.

•Facilities and equipment – Facilities and equipment costs decreased 3% in 2019 to $2.7 million.

•Other – Other costs decreased 13% in 2019 to $5.5 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2019	2018	2017
Total selling, general and administrative expense	$56.8	$63.8	$66.1
Dollar decrease	$(6.9)	$(2.3)
Percentage decrease	(11)%	(4)%

Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of XERMELO and our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

Years Ended December 31, 2019 and 2018

•Personnel – Personnel costs increased 1% in 2019 to $28.4 million, primarily due to higher incentive compensation costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.
•Professional and consulting fees – Professional and consulting fees decreased 39% in 2019 to $12.2 million, primarily due to lower marketing costs.

•Stock-based compensation – Stock-based compensation expense increased 25% in 2019 to $7.1 million, primarily due to a shorter vesting period of the annual restricted unit awards granted in 2019 and 2018.

•Facilities and equipment – Facilities and equipment decreased 8% in 2019 to $1.8 million.

•Other – Other costs decreased 8% in 2019 to $7.3 million, primarily due to decreases in sponsorships and contributions to charitable foundations.

Impairment Loss

Impairment loss of $28.6 million in the year ended December 31, 2019 was recognized to an indefinite-lived intangible asset associated with the 2010 acquisition of Symphony Icon, due to the decision to terminate research and development activities related to a program for irritable bowel syndrome that was among the assets acquired.

Interest Expense and Interest and Other Income, Net

Interest Expense.  Interest expense was $20.7 million and $20.8 million in the years ended December 31, 2019 and 2018, respectively.

Interest and Other Income (Expense), Net.  Interest and other income, net was $3.4 million and $3.5 million in the years ended December 31, 2019 and 2018, respectively.

Income Tax Benefit
The income tax benefit for the year ended December 31, 2019 was $6.0 million, due to the release of the deferred tax liability related to the impairment of the indefinite-lived intangible asset (see Note 7, Income Taxes of the Notes to Consolidated Financial Statements, for more information). There was no income tax expense or benefit in 2018.
Net Income (Loss) and Net Income (Loss) per Common Share
Net income was $130.1 million, or $1.16 per diluted share, in 2019 as compared to a net loss of $120.5 million, or loss of $1.14 per share in 2018.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we received under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements.  We have also financed certain of our research and development activities under our agreements with Symphony Icon, Inc.  In December 2017, we entered into a loan agreement with BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP (the “BioPharma Term Loan”) under which $150 million was funded.

As of December 31, 2019, we had $271.7 million in cash, cash equivalents and short-term investments.  As of December 31, 2018, we had $160.1 million in cash, cash equivalents and short-term investments.  We generated cash of $113.8 million from operations in 2019. This consisted primarily of the net income for the year of $130.1 million and non-cash charges of $28.6 million related to impairment of intangible assets, $14.2 million related to stock-based compensation expense and $5.1 million related to depreciation and amortization expense, including amortization of debt issuance costs.  Partially offsetting this was a net increase in operating assets, net of liabilities of $58.3 million. Investing activities used cash of $155.9 million in 2019, primarily due to net purchases of investments of $155.8 million.  Financing activities used cash of $2.2 million, primarily to repay $1.3 million of debt borrowings and to repurchase $0.9 million of common stock.

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

In January 2020, Lex-Gen Woodlands, L.P. entered into a real estate purchase and sale agreement under which we agreed to sell our facilities in The Woodlands, Texas for a purchase price of $15.0 million. Such sale is subject to normal and customary closing conditions, including a study period, which extends until April 9, 2020, during which the purchaser may conduct inspections, analyses and other studies of the property and may terminate the agreement in its discretion. Such sale is also subject to the negotiation and execution by the parties of a leaseback agreement for a period of up to six months with respect to a portion of the property concurrently with closing.

In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease.

Including the lease and debt obligations described above, we had incurred the following contractual obligations as of December 31, 2019:

	Payments due by period (in millions)
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Debt	$248.6	$11.1	$237.5	$—	$—
Interest payment obligations	50.0	18.9	31.1	—	—
Total	$298.6	$30.0	$268.6	$—	$—

Our future capital requirements will be substantial and will depend on many factors, including our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts; Ipsen’s ability to successfully commercialize XERMELO outside of the United States and Japan and our receipt of any milestone payments and royalties; the success of our ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses, including for the development and commercialization of sotagliflozin; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to continue commercializing XERMELO in the United States; to successfully complete our nonclinical and clinical development efforts with respect to telotristat ethyl, sotagliflozin, LX9211 and our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

We had approximately $271.7 million in cash and cash equivalents and short-term investments as of December 31, 2019. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are not subject to interest rate sensitivity on our outstanding Convertible Notes and our BioPharma Term Loan as each generally have a fixed rate of 5.25% and 9% per annum, respectively. The Convertible Notes interest is payable in cash semi-annually in arrears and matures in December 2021, unless earlier converted or repurchased in accordance with their terms. The BioPharma Term Loan bears interest payable quarterly in arrears, and provides for interest-only payments followed by payment of principal at maturity in December 2022.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on such assessment using those criteria, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

Subsequent to our evaluation described above, there were no significant changes in internal controls or other factors during the fiscal quarter ended December 31, 2019 that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Lexicon Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 12, 2020

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2019 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2019. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2019.

Item 14.   Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2019.

PART IV

Item 15.               Exhibits and Financial Statement Schedules
(a)Documents filed as a part of this report:
1.Consolidated Financial Statements
2.Financial Statement Schedules
All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.
3.Exhibits

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
Offer Letter, dated July 1, 2014, with Lonnel Coats, as amended (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the period ended December 31, 2018 and incorporated by reference herein).

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

Exhibit No.		Description
10.4	—
Offer Letter, dated March 16, 2015, with Alexander A. Santini, as amended (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the period ended December 31, 2018 and incorporated by reference herein).

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

10.7	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated by reference herein).
*10.8	—	2017 Equity Incentive Plan, as amended.
10.9	—
2017 Non-Employee Directors’ Equity Incentive Plan, as amended (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period ended December 31, 2018 and incorporated by reference herein).

10.10	—
Form of Stock Option Agreement with Officers under the 2017 Equity Incentive Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 and incorporated by reference herein).

*10.11	—	Form of Restricted Stock Unit Agreement with Officers.
10.12	—
Form of Notice of Stock Option Grant to Directors under the 2017 Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated by reference herein).

10.13	—
Form of Notice of Restricted Stock Unit Grant to Directors under the 2017 Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated by reference herein).

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

§10.16	—
Confidential Termination and Settlement Agreement and Mutual Releases, dated September 9, 2019, with Sanofi-Aventis Deutschland GmbH (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 and incorporated by reference herein).

†10.17	—
License and Collaboration Agreement, dated October 21, 2014, with Ipsen Pharma SAS (filed as Exhibit 10.1 to the amendment to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2014, as filed on December 23, 2014, and incorporated by reference herein).

†10.18	—
First Amendment, dated March 17, 2015, to License and Collaboration Agreement, dated October 21, 2014, with Ipsen Pharma SAS (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated by reference herein).

*10.19	—	Second Amendment, dated January 28, 2020, to License and Collaboration Agreement, dated October 21, 2014, with Ipsen Pharma SAS.
10.20	—
Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated by reference herein).

10.21	—
First Amendment, dated May 30, 2006, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated by reference herein).

†10.22	—
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

†10.25	—
Commercial Supply Agreement, dated June 6, 2016, with Catalent CTS, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2017 and incorporated by reference herein).

Exhibit No.		Description
†10.26	—
Amendment One to Commercial Supply Agreement, dated April 4, 2018, with Catalent CTS, LLC (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the period ended December 31, 2018 and incorporated by reference herein).

†10.27	—
Amendment Two to Commercial Supply Agreement, dated April 27, 2018, with Catalent CTS, LLC (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the period ended December 31, 2018 and incorporated by reference herein).

10.28	—
Term Loan and Security Agreement, dated August 30, 2018, between Lex-Gen Woodlands, L.P. and Revere Credit Opportunities Fund III, LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 30, 2018 and incorporated by reference herein).

†10.29	—
Loan Agreement, dated December 4, 2017, with BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 4, 2017 and incorporated by reference herein).

10.30	—
Real Estate Purchase and Sale Agreement, dated January 20, 2020, between Lex-Gen Woodlands, L.P. and FFC Equity Holdings, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 10, 2020 and incorporated by reference herein).

21.1	—	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 and incorporated by reference herein).
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*24.1	—	Power of Attorney (contained in signature page).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.
†	Confidential treatment has been requested for a portion of this exhibit. The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.
§	Portions of the exhibit have been omitted.

Item 16. Form 10-K Summary

Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date:	March 12, 2020	By:	/s/ LONNEL COATS
Lonnel Coats
President and Chief Executive Officer

Date:	March 12, 2020	By:	/s/ JEFFREY L. WADE
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

Signature	Title	Date

/s/ LONNEL COATS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
Lonnel Coats

/s/ JEFFREY L. WADE	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer (Principal Financial Officer)	March 12, 2020
Jeffrey L. Wade

/s/ JAMES F. TESSMER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 12, 2020
James F. Tessmer

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 12, 2020
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 12, 2020
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 12, 2020
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 12, 2020
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 12, 2020
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 12, 2020
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 12, 2020
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 12, 2020
Judith L. Swain, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenues in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
March 12, 2020

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$36,112	$80,386
Short-term investments	235,547	79,666
Accounts receivable, net of allowances of $4	56,532	5,924
Inventory	4,243	4,680
Prepaid expenses and other current assets	5,320	2,668
Total current assets	337,754	173,324
Property and equipment, net of accumulated depreciation and amortization of $61,741 and $60,006, respectively	14,047	15,865
Goodwill	44,543	44,543
Intangible assets	19,716	50,119
Other assets	1,655	285
Total assets	$417,715	$284,136
Liabilities and Equity
Current liabilities:
Accounts payable	$12,178	$12,052
Accrued liabilities	42,151	21,245
Current portion of deferred revenue	—	2,339
Current portion of long-term debt, net of deferred financing costs	11,012	1,115
Total current liabilities	65,341	36,751
Deferred revenue, net of current portion	—	23,651
Long-term debt, net of deferred financing costs	234,171	243,887
Deferred tax liabilities	—	6,014
Other long-term liabilities	1,102	238
Total liabilities	300,614	310,541
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 225,000 shares authorized; 106,679 and 106,162 shares issued, respectively	106	106
Additional paid-in capital	1,462,172	1,447,954
Accumulated deficit	(1,341,444)	(1,471,577)
Accumulated other comprehensive gain (loss)	84	(12)
Treasury stock, at cost, 407 and 236 shares, respectively	(3,817)	(2,876)
Total stockholders' equity (deficit)	117,101	(26,405)
Total liabilities and equity (deficit)	$417,715	$284,136

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Net product revenue	$32,331	$26,583	$15,890
Collaborative agreements	289,231	36,271	75,621
Royalties and other revenue	511	355	178
Total revenues	322,073	63,209	91,689
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	3,231	2,491	1,899
Research and development, including stock-based compensation of $7,096, $6,010 and $4,905, respectively	91,924	100,243	152,223
Increase in fair value of Symphony Icon, Inc. purchase liability	—	—	2,101
Selling, general and administrative, including stock-based compensation of $7,122, $5,686 and $4,567, respectively	56,835	63,754	66,090
Impairment loss on intangible asset	28,638	—	—
Total operating expenses	180,628	166,488	222,313
Income (loss) from operations	141,445	(103,279)	(130,624)
Interest expense	(20,676)	(20,777)	(6,984)
Interest and other income, net	3,350	3,508	1,954
Net income (loss) before taxes	124,119	(120,548)	(135,654)
Income tax benefit	6,014	—	12,661
Net income (loss)	$130,133	$(120,548)	$(122,993)
Net income (loss) per common share, basic	$1.23	$(1.14)	$(1.17)
Net income (loss) per common share, diluted	$1.16	$(1.14)	$(1.17)
Shares used in computing net income (loss) per common share, basic	106,218	105,830	105,237
Shares used in computing net income (loss) per common share, diluted	116,747	105,830	105,237

Other comprehensive income (loss):
Unrealized gain (loss) on investments	96	210	(27)
Comprehensive income (loss)	$130,229	$(120,338)	$(123,020)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Stock	Total
Balance at December 31, 2016	104,582	$105	$1,411,222	$(1,240,257)	$(195)	$(3,368)	$167,507
Cumulative effect of change in accounting principle	—	—	1,991	(1,991)	—	—	—
Stock-based compensation	—	—	9,472	—	—	—	9,472
Issuance of common stock to designees of Symphony Icon Holdings LLC	660	—	10,499	—	—	—	10,499
Issuance of common stock under Equity Incentive Plans	469	1	5,485	—	—	—	5,486
Issuance of treasury stock	—	—	(3,143)	—	—	3,143	—
Repurchase of common stock	—	—	—	—	—	(1,679)	(1,679)
Net loss	—	—	—	(122,993)	—	—	(122,993)
Unrealized loss on investments	—	—	—	—	(27)	—	(27)
Balance at December 31, 2017	105,711	106	1,435,526	(1,365,241)	(222)	(1,904)	68,265
Cumulative effect of change in accounting principle	—	—	—	14,212	—	—	14,212
Stock-based compensation	—	—	11,696	—	—	—	11,696
Issuance of common stock under Equity Incentive Plans	451	—	732	—	—	—	732
Repurchase of common stock	—	—	—	—	—	(972)	(972)
Net loss	—	—	—	(120,548)	—	—	(120,548)
Unrealized gain on investments	—	—	—	—	210	—	210
Balance at December 31, 2018	106,162	106	1,447,954	(1,471,577)	(12)	(2,876)	(26,405)
Stock-based compensation	—	—	14,218	—	—	—	14,218
Issuance of common stock under Equity Incentive Plans	517	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(941)	(941)
Net income	—	—	—	130,133	—	—	130,133
Unrealized gain on investments	—	—	—	—	96	—	96
Balance at December 31, 2019	106,679	$106	$1,462,172	$(1,341,444)	$84	$(3,817)	$117,101

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$130,133	$(120,548)	$(122,993)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,654	3,683	3,399
Impairment loss on intangible asset	28,638	—	—
Increase in fair value of Symphony Icon, Inc. purchase liability	—	—	2,101
Stock-based compensation	14,218	11,696	9,472
Loss on disposal of property and equipment	—	—	3
Amortization of debt issuance costs	1,465	1,336	599
Deferred tax benefit	(6,014)	—	(12,661)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(50,608)	(1,099)	166
(Increase) decrease in inventory	437	(2,732)	(1,948)
(Increase) decrease in prepaid expenses and other current assets	(2,652)	1,766	(557)
Decrease in other assets	429	144	33
Increase (decrease) in accounts payable and other liabilities	20,097	(19,913)	(11,875)
Decrease in deferred revenue	(25,990)	(22,940)	(51,133)
Net cash provided by (used in) operating activities	113,807	(148,607)	(185,394)
Cash flows from investing activities:
Purchases of property and equipment	(70)	(95)	(228)
Purchases of investments	(322,385)	(119,987)	(267,873)
Maturities of investments	166,600	289,658	318,623
Net cash (used in) provided by investing activities	(155,855)	169,576	50,522
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	—	732	7,987
Repurchase of common stock	(941)	(972)	(1,679)
Proceeds from debt borrowings, net of fees	—	12,529	145,905
Repayment of debt borrowings	(1,285)	(14,533)	(2,280)
Net cash (used in) provided by financing activities	(2,226)	(2,244)	149,933
Net (decrease) increase in cash and cash equivalents	(44,274)	18,725	15,061
Cash and cash equivalents at beginning of year	80,386	61,661	46,600
Cash and cash equivalents at end of year	$36,112	$80,386	$61,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,211	$16,465	$5,870

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in satisfaction of Symphony Icon payment obligation	$—	$—	$10,499

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

1. Organization and Operations

Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to discover the functions and pharmaceutical utility of genes and use those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease.

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, contract and milestone payments to it under strategic collaborations and other research and development collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts and financing under debt and lease arrangements. The Company’s future success is dependent upon many factors, including, but not limited to, its ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts; Ipsen Pharma SAS’s (“Ipsen”) ability to successfully commercialize XERMELO outside of the United States and Japan and Lexicon’s receipt of any milestone payments and royalties; the success of its ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; its success in establishing new collaborations and licenses, including for the development and commercialization of sotagliflozin; general and industry-specific economic conditions which may affect research and development expenditures; and its ability to obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company’s future success.

2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. In 2018, accounts payable included $5.7 million related to its accrual for clinical studies. The Company has reclassified this amount to accrued liabilities in the consolidated balance sheet for comparable presentation of accounts payable and accrued liabilities.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2019 and December 31, 2018, short-term investments consist of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services.   The allowance for doubtful accounts takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Inventory: Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. Inventory consisted of the following as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Raw materials	$3,182	$3,564
Work-in-process	153	232
Finished goods	908	884
Total inventory	$4,243	$4,680

Concentration of Credit Risk: Lexicon’s cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in Europe and the United States.  The Company has not experienced any significant credit losses to date.  In 2019, customers in Germany and the United States represented 89% and 10% of revenue, respectively. In 2018, customers in Germany and the United States represented 53% and 40%, respectively. In 2017, customers in Germany, France and the United States represented 65%, 18% and 17% of revenue, respectively.  At December 31, 2019, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery, development and commercialization of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, product sales, government grants and contracts and compound library sales. In 2019, Sanofi-Aventis Deutschland GmbH (“Sanofi”) represented 89% of revenues and no other individual customer represented more than 10% of revenues. In 2018, Sanofi represented 53% of revenues and two independent specialty pharmacies, Biologics, Inc. and Diplomate Pharmacy, represented 25% and 14% of revenues, respectively. In 2017, Sanofi and Ipsen represented 65% and 18% of revenues, respectively.

Intangible Assets: Intangible assets, net consist of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. During 2017, intangible assets relating to XERMELO of $24.7 million were reclassified from indefinite-lived to finite-lived assets following the approval of XERMELO by the FDA. The Company has recorded $1.8 million in amortization expense related to this asset in each of the years ended December 31, 2019 and 2018, respectively, and $1.5 million for the year ended December 31, 2017. Amortization expense is recorded as cost of sales in the accompanying consolidated statements of comprehensive income (loss).

Estimated future amortization expense for intangible assets as of December 31, 2019 is as follows:

For the Year Ending December 31
(in thousands)
2020	$1,766
2021	1,766
2022	1,766
2023	1,766
2024	1,766
Thereafter	10,886
$19,716

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

Impairment of Long-Lived Assets:  Long-lived assets, right-of-use assets for leases and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets, including finite-lived intangible assets, in 2019, 2018 or 2017.

Indefinite-lived intangible assets are also tested annually for impairment and whenever indicators of impairment are present. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its intangible assets. If management believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible assets is less than its carrying amount, the Company calculates the asset’s fair value. If the carrying value of the asset exceeds its fair value, then the intangible asset is written down to its fair value. Lexicon determined that a triggering event occurred upon execution of the Termination Agreement with Sanofi (as defined in Note 13) and Lexicon's resulting decision to substantially reallocate resources from the development of certain programs, including LX1031 and LX1033 for irritable bowel syndrome, to the development of sotagliflozin. In connection with such triggering event, Lexicon determined that its LX1031 and LX1033 programs for irritable bowel syndrome, collectively an intangible asset, were considered to be impaired and recorded an impairment charge of $28.6 million to IPR&D for the year ended December 31, 2019. The impairment reduced the remaining book value to zero. There were no impairments of indefinite-lived intangible assets in 2018 or 2017.

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2019, 2018 or 2017.

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

Customer Credits: The Company’s customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. The Company expects that its customers will earn prompt payment discounts. As a result, the Company deducts the full amount of those discounts from total product sales when revenues are recognized. Service fees are also deducted from product sales as they are earned.

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

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy or distributor, who acts as a retailer. Contracted customers, which currently consist primarily of Public Health Service Institutions, non-profit clinics, and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or distributor, in turn, charges back to Lexicon the difference between the price paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The allowance for chargeback is based on known sales to contracted customers.

Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company’s estimates for the expected Medicare Part D coverage gap are based on data received from the specialty pharmacies and projections based on historical data. Funding of the coverage gap is generally invoiced and paid in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varies from estimates, the Company may need to adjust prior period accruals, which would affect revenues in the period of adjustment.

Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company accrues a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Collaborative Agreements

The Company adopted ASU NO. 2014-09, “Revenue from Contracts with Customers”, on January 1, 2018, using the modified retrospective method. In its adoption, the Company recorded a $14.2 million cumulative-effect adjustment to its accumulated deficit related to a contract with the Texas Institute for Genomic Medicine. Subsequent to adoption, the Company was notified that all performance obligations related to the contract have been fulfilled.

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

For agreements that include sales-based royalties, including milestones based on a level of sales, the license is deemed to be the predominant item to which the royalties relate and the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The Company may receive payments from its licensees based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these agreements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Cost of Sales: Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The Company began capitalizing inventory during 2017 once the FDA approved XERMELO as the related costs were expected to be recoverable through the commercialization of the product. Costs incurred prior to approval of XERMELO have been recorded as research and development expense in the consolidated statements of comprehensive income (loss). As a result, cost of sales for approximately the next twelve months will reflect a lower average per unit cost of materials. Product shipping and handling costs are included in cost of sales. Cost of sales also includes the amortization of the intangible asset for XERMELO using the straight-line method over the estimated useful life of 14 years.

Research and Development Expenses: Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred.  Technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred. Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company's estimates of the clinical study costs and costs to transition activities from Sanofi for development of sotagliflozin for type 2 diabetes, heart failure and chronic kidney disease was based on estimates of the services to be received and efforts to be expended pursuant to contracts with multiple vendors and the CRO that will conduct and manage the clinical studies on its behalf. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the vendors and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Stock-Based Compensation:  The Company recognizes compensation expense in its statements of comprehensive income (loss) for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2019, stock-based compensation cost for all outstanding unvested options and restricted stock units was $24.0 million, which is expected to be recognized over a weighted-average period of 1.1 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2019, 2018 and 2017, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2019:
Employees	88%	2.2%	4	0%
Officers and non-employee directors	77%	2.6%	8	0%
December 31, 2018:
Employees	58%	2.6%	4	0%
Officers and non-employee directors	63%	2.8%	8	0%
December 31, 2017:
Employees	61%	1.7%	4	0%
Officers and non-employee directors	70%	2.2%	8	0%

Income Taxes: The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements and tax returns. The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided.

The Company maintains a valuation allowance on net operating losses and other deferred tax assets. Accordingly, the Company has not reported any tax benefit relating to the remaining net operating loss carryforwards and income tax credit carryforwards that are available for utilization in future periods. On a periodic basis, the valuation allowance is reassessed on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In 2019, the Company reassessed the valuation allowance and considered negative evidence, including the cumulative losses over the three years ended December 31, 2019, and positive evidence, including the income during the year ended December 31, 2019 and projections of future income. After assessing both the negative evidence and the positive evidence, the Company concluded that it should continue to maintain the valuation allowance on net operating losses and other deferred tax assets as of December 31, 2019 given the significance of the weight of the negative evidence. Based on recent financial performance and future projections, the Company could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. The total deferred tax asset balance subject to the valuation allowance was approximately $333.6 million at December 31, 2019.

Significant judgment is required in making these assessments to maintain or reverse valuation allowances and, to the extent future expectations change the Company would have to assess the recoverability of these deferred tax assets at that time.
The Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted on December 22, 2017. The 2017 Tax Act significantly changes U.S. corporate income tax laws, including a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, reduction of certain tax credits, limitations on, or deductibility of interest expense and executive compensation, and limitations on the use of net operating loss carryforwards.

Net Income (Loss) per Common Share: Net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units that could potentially dilute earnings per share in the future are not included in the computation of diluted earnings per share because they are antidilutive.

3. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases.” ASU 2016-02 requires companies that lease assets to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The pronouncement also requires additional disclosures about the amount, timing and uncertainty of cash flows arising from leases. This pronouncement was effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. This ASU was required to be adopted using a modified retrospective approach. Management adopted ASU 2016-02 on the effective date of January 1, 2019 and elected the practical expedient that allows entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. Consequently, prior year financial information has not been updated and the disclosures required under the new standard have not been provided for periods prior to January 1, 2019. Upon adoption, the Company recognized $2.1 million for right-of-use assets and corresponding liabilities on the consolidated balance sheet, primarily related to leases of office space. The adoption of this ASU on January 1, 2019 did not have a material impact on Lexicon’s consolidated financial statements.

Pronouncements Not Yet Adopted. In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606". This targeted amendment to Topic 808 clarifies that certain transactions resulting from a collaborative agreement should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer for a good or service that is a distinct unit-of-account. This amendment is effective for fiscal years, and interim periods within years presented, beginning after December 15, 2019, and should be applied retrospectively to the date of initial application of Topic 606. The Company has applied the provisions of Topic 606 to account for its transactions for collaboration arrangements, including recognition, measurement, presentation and disclosure requirements, and does not expect adoption of this ASU to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other,” which is intended to simplify the subsequent measurement of goodwill. The pronouncement allows an entity, during its annual or interim goodwill impairment evaluation, to compare the fair value of a reporting unit with its carrying amount. An impairment charge is immediately recognized by which the carrying amount exceeds the fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

4. Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2019 and 2018 are as follows:

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$36,112	$—	$—	$36,112
Securities maturing within one year:
U.S. treasury securities	235,463	94	(10)	235,547
Total short-term investments	$235,463	$94	$(10)	$235,547
Total cash and cash equivalents and investments	$271,575	$94	$(10)	$271,659

	As of December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$80,386	$—	$—	$80,386
Securities maturing within one year:
U.S. treasury securities	73,983	—	(9)	73,974
Corporate debt securities	5,695	—	(3)	5,692
Total short-term investments	$79,678	$—	$(12)	$79,666
Total cash and cash equivalents and investments	$160,064	$—	$(12)	$160,052

There were no realized gains or losses for the years ended December 31, 2019 and 2018.

5. Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•Level 1 – quoted prices in active markets for identical assets, which include U.S. treasury securities

•Level 2 – other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.), which include corporate debt securities

•Level 3 – significant unobservable inputs

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2019 and 2018.

	Assets and Liabilities at Fair Value
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$36,112	$—	$—	$36,112
Short-term investments	235,547	—	—	235,547
Total cash and cash equivalents and investments	$271,659	$—	$—	$271,659

	Assets and Liabilities at Fair Value
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$80,386	$—	$—	$80,386
Short-term investments	73,974	5,692	—	79,666
Total cash and cash equivalents and investments	$154,360	$5,692	$—	$160,052

The Company did not have any Level 3 assets or liabilities at December 31, 2019 or 2018. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.
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

Refer to Note 9, Debt Obligations, for fair value measurements of debt obligations.

6. Property and Equipment

Property and equipment at December 31, 2019 and 2018 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2019	2018
		(in thousands)
Computers and software	3-5	$4,587	$4,557
Furniture and fixtures	5-7	5,629	5,644
Laboratory equipment	3-7	3,279	3,378
Leasehold improvements	3-7	417	416
Buildings	15-40	59,212	59,212
Land	—	2,664	2,664
Total property and equipment		75,788	75,871
Less: Accumulated depreciation and amortization		(61,741)	(60,006)
Net property and equipment		$14,047	$15,865

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2019 and 2018 are as follows:

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$193,270	$206,789
Research and development tax credits	46,306	47,087
Orphan drug credits	24,524	24,524
Capitalized research and development	58,596	71,047
Stock-based compensation	5,340	4,641
Deferred revenue	—	5,458
Interest	—	3,625
Other	5,533	6,044
Total deferred tax assets	333,569	369,215
Deferred tax liabilities:
Deferred tax liability related to acquisition of Symphony Icon	(4,140)	(10,525)
Other	(3)	(2)
Total deferred tax liabilities	(4,143)	(10,527)
Less: valuation allowance	(329,426)	(364,702)
Net deferred tax liabilities	$—	$(6,014)

Deferred tax assets associated with net operating losses (NOLs), deferred revenue and interest decreased in 2019 due to the Termination Agreement (as defined in Note 13) with Sanofi. Refer to Note 13, Collaboration and License Agreements, for additional information. The $4.1 million deferred tax liability relates to the tax impact of future amortization or possible impairments associated with intangible assets acquired with Symphony Icon, which are not deductible for tax purposes.

A reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2019, 2018 and 2017 consists of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Expected income tax expense (benefit) at 21%, 21% and 35%, respectively	$26,065	$(25,315)	$(47,479)
State income taxes, net of federal benefit	445	(809)	(2,324)
Equity compensation	1,688	1,059	1,447
Research and development credit	—	(978)	(1,993)
Orphan drug credit	—	—	(189)
Deferred true-up	—	—	(5,316)
Tax rate change	—	—	169,464
Symphony Icon fair value adjustment	—	—	735
Change in valuation allowance	(35,276)	25,928	(126,634)
Other (1)	1,064	115	(372)
Income tax benefit	$(6,014)	$—	$(12,661)

(1) Other is primarily comprised of expiring Research and Development credits for the year ended December 31, 2019.

At December 31, 2019, Lexicon had both federal and state NOL carryforwards of approximately $879.7 million and $83.0 million, respectively.  In 2019, federal NOLs decreased by $62.2 million primarily due to utilization against taxable income. The state NOL carryforwards decreased due to a legislative change from pre-apportionment to post-apportionment reporting in New Jersey. The federal and state NOL carryforwards will begin to expire in 2022.  The Company’s R&D tax credit carryforwards of approximately $46.3 million begin to expire in 2020. The orphan drug credit relates to a credit that is calculated as a percentage of expenditures for development of XERMELO, which has received Orphan Drug designation from the FDA.  Utilization of the NOL, R&D credit and orphan drug credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.  Although NOLs were utilized in 2019, based on the federal tax law limits and the Company's cumulative loss position, Lexicon concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2019, the valuation allowance decreased $35.3 million, primarily due to the Company’s utilization of NOLs and decreases to deferred revenue and interest deferred tax assets.

Lexicon recorded an income tax benefit of $6.0 million in the year ended December 31, 2019 despite reporting pretax income for the year. The result reflects the impact of the impairment of intangible assets associated with Symphony Icon and the benefit from the utilization of federal NOLs for which a tax benefit had not previously been recognized, partially offset by nondeductible expenses. There were no income tax benefits in the year ended December 31, 2018. Income tax benefits of $12.7 million were recorded for the year ended December 31, 2017. Of the $12.7 million tax benefits, $8.7 million is the release of a valuation allowance as a result of the ability to estimate the reversal of the deferred tax liability related to the intangible associated with XERMELO and $4.0 million was recorded to remeasure the deferred tax liability associated with the remaining indefinite-lived intangible asset associated with Symphony Icon at the newly enacted U.S. corporate income tax rate. As of December 31, 2019 and 2018, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1995 to current remain open to examination by U.S. federal authorities and 2004 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2019 and 2018, the Company had no accruals for interest or penalties related to income tax matters.

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

On July 30, 2010, Lexicon exercised its Purchase Option and completed the acquisition of Symphony Icon, Inc. Goodwill associated with the acquisition of $18.7 million, which represents the assets recognized in connection with the deferred tax liability acquired and did not result from excess purchase price, was assigned to the consolidated entity, Lexicon.

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

In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of December 31, 2019, the balance of unamortized debt issuance costs was $0.9 million, which offsets long-term debt on the consolidated balance sheets. As of December 31, 2019, the carrying value of the Convertible Notes was $86.6 million.

The fair value of the Convertible Notes was $64.8 million as of December 31, 2019 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.

Mortgage Loan.  In August 2018, a wholly owned subsidiary of Lexicon entered into a term loan and security agreement, refinancing the previously existing mortgage on its facilities in The Woodlands, Texas (the “Property”). The Company recorded the refinancing as a debt extinguishment, with no recognition of gain or loss on the transaction. The loan agreement provides for a $12.9 million mortgage on the Property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020. Lexicon incurred $0.4 million of debt issuance costs in connection with the mortgage loan, which offsets the current portion of long-term debt on the consolidated balance sheets and will be amortized as interest expense over the two-year term of the loan agreement. As of December 31, 2019, the balance of unamortized debt issuance costs was $0.1 million. The consolidated balance sheet includes mortgage debt, the carrying value of the debt, of $11.0 million as of December 31, 2019. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of December 31, 2019. The fair value of Lexicon’s mortgage loan approximates its carrying value.  The fair value of Lexicon’s mortgage loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

In January 2020, Lexicon’s wholly owned subsidiary entered into a real estate purchase and sale agreement under which Lexicon agreed to sell its facilities in The Woodlands, Texas. Such sale is subject to normal and customary closing conditions, including a study period, which extends until April 9, 2020, during which the purchaser may conduct inspections, analyses and other studies of the property and may terminate the agreement in its discretion. Such sale is also subject to the negotiation and execution by the parties of a leaseback agreement for a period of six months with respect to a portion of the property concurrently with closing.

BioPharma Term Loan.  In December 2017, Lexicon entered into a loan agreement with BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP under which $150 million was funded in December 2017 (the “BioPharma Term Loan”). The BioPharma Term Loan matures in December 2022, bears interest at 9% per year, subject to additional interest if an event of default occurs and is continuing, and is payable quarterly.

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

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. As of December 31, 2019, the balance of unamortized debt issuance costs was $2.4 million, which offsets long-term debt on the consolidated balance sheets. As of December 31, 2019, the carrying value of the BioPharma Term Loan was $147.6 million.

The fair value of the BioPharma Term Loan approximates its carrying value. The fair value of the BioPharma Term Loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

The following table includes the aggregate scheduled future principal payments of the Company’s long-term debt as of December 31, 2019:

For the Year Ending December 31
(in thousands)
2020	$11,130
2021	87,500
2022	150,000
2023	—
2024	—
Thereafter	—
Total debt	248,630
Less deferred financing costs	(3,447)
Less current portion	(11,012)
Total long-term debt	$234,171

10. Commitments and Contingencies

Operating Lease Obligations:  A Lexicon subsidiary leases office space in Basking Ridge, New Jersey under a lease agreement, the term of which began in June 2015 and terminates in December 2022. As disclosed in Note 3, Lexicon adopted ASU 2016-02, "Leases", on January 1, 2019. As of December 31, 2019, the office space lease right-of-use (ROU) asset had a balance of $1.7 million, which is included in other assets in the consolidated balance sheet, and current and non-current liabilities relating to the ROU asset were $0.6 million and $1.1 million, respectively, which are included in accrued liabilities and other long-term liabilities in the consolidated balance sheet, respectively. The discount rate used to record the office space lease was Lexicon's estimated borrowing rate of 9%. Lexicon elected to apply the short-term lease exception to all leases one year or less.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at December 31, 2019:

(in thousands)
2020	$620
2021	632
2022	645
2023	—
2024	—
Thereafter	—
Total undiscounted operating lease liability	1,897
Less: amount of lease payments representing interest	(242)
Present value of future lease payments	1,655
Less: short-term operating lease liability	(553)
Long-term operating lease liability	$1,102

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

Legal Proceedings:  On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against the Company and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. A first amended complaint was filed on July 30, 2019 and Lexicon filed a motion to dismiss such first amended complaint on September 30, 2019. The plaintiff filed an opposition to Lexicon's motion to dismiss on November 14, 2019 and Lexicon filed a reply in support of its motion to dismiss on December 13, 2019. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from its Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

In addition, Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

11. Equity Incentive Awards

Equity Incentive Plans

2017 Equity Incentive Plan:  In September 1995, Lexicon adopted the 1995 Stock Option Plan, which was subsequently amended and renamed the 2017 Equity Incentive Plan (the “Equity Incentive Plan”).

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 20,000,000 shares at December 31, 2019.  In the first quarter of 2020, the Company amended the 2017 Equity Incentive Plan, subject to stockholder approval, to increase the aggregate number of shares that may be issued under the plan to 30,000,000 shares. As of December 31, 2019, options to purchase 7,456,905 shares and 2,801,928 restricted stock units were outstanding, 1,909,515 shares had been issued upon the exercise of stock options, 1,968,979 shares had been issued pursuant to restricted stock units and 113,940 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

2017 Non-Employee Directors’ Equity Incentive Plan:  In February 2000, Lexicon adopted the 2000 Non-Employee Directors’ Stock Option Plan, which was subsequently amended and renamed the 2017 Non-Employee Directors’ Equity Incentive Plan (the “Directors’ Plan”).  Under the Directors’ Plan, non-employee directors may be granted awards under the plan with an aggregate grant date fair value of no more than $500,000 during any calendar year, taken together with any cash fees paid to such non-employee director in compensation for service on Lexicon’s board of directors during such calendar year. Stock options granted under the Directors’ Plan have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and a term of ten years from the date of grant.

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 600,000 shares.  As of December 31, 2019, stock options to purchase 237,850 shares were outstanding, none had been issued upon the exercise of stock options, 27,728 restricted stock units were outstanding and 103,208 shares had been issued pursuant to restricted stock awards granted under the Directors’ Plan.

Stock Option Activity:  The following is a summary of stock option activity under Lexicon’s equity incentive plans:

	2019		2018		2017
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,152	$10.68	4,961	$11.17	4,834	$11.24
Granted	2,435	5.06	1,916	10.00	892	14.31
Exercised	—	—	(97)	7.55	(458)	11.97
Expired	(212)	9.95	(239)	14.21	(157)	26.42
Forfeited	(680)	10.42	(389)	12.04	(150)	13.84
Outstanding at end of year	7,695	8.95	6,152	10.68	4,961	11.17
Exercisable at end of year	4,275	$10.56	3,620	$10.72	3,077	$10.95

The weighted average estimated grant date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 were $3.18, $5.63 and $8.59, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 were $0.2 million and $2.0 million, respectively.  The weighted average remaining contractual term of stock options outstanding and exercisable was 6.8 and 5.3 years, respectively, as of December 31, 2019.  At December 31, 2019, the aggregate intrinsic value of the outstanding stock options was $0.2 million. At December 31, 2019, there was no intrinsic value of exercisable stock options.

Stock Bonus and Restricted Stock Unit Activity:

During the year ended December 31, 2019, Lexicon granted its non-employee directors 27,728 restricted stock units and during the year ended December 31, 2018 and 2017, granted its non-employee directors 20,512 and 10,248 shares, respectively, of restricted stock awards. The restricted stock in 2019, 2018 and 2017 had weighted average grant date fair values of $5.67, $7.80 and $15.61 per share, respectively. Vesting of restricted stock units occurs on the first anniversary of the grant date and vesting of restricted stock awards is immediate.

During the years ended December 31, 2019, 2018 and 2017, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in three to four annual installments. The total fair value of shares vested in 2019, 2018 and 2017 was $2.9 million, $3.3 million and $4.7 million, respectively.

The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2018	1,286	$10.17
Granted	2,446	5.05
Vested	(517)	9.60
Forfeited	(385)	6.50
Outstanding at December 31, 2019	2,830	$6.35

Aggregate Shares Reserved for Issuance

As of December 31, 2019, an aggregate of 10,524,411 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 5,979,947 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

12. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $1.2 million, $1.0 million and $1.0 million in the years ended December 31, 2019, 2018 and 2017, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

Sanofi. In November 2015, Lexicon entered into a Collaboration and License Agreement, which was subsequently amended in July 2017 (collectively, the “Sanofi Agreement”), with Sanofi for the worldwide development and commercialization of Lexicon’s diabetes drug candidate sotagliflozin. In December 2016, Sanofi terminated its rights under the Sanofi Agreement with respect to Japan.

Effective as of September 9, 2019 (the “Settlement Date”), Lexicon entered into a Termination and Settlement Agreement and Mutual Releases (the “Termination Agreement”) with Sanofi, pursuant to which the Sanofi Agreement was terminated and associated disputes between Lexicon and Sanofi were settled.

Under the terms of the Termination Agreement, Lexicon regained all rights to sotagliflozin and assumed full responsibility for the worldwide development and commercialization of sotagliflozin in all indications. Sanofi paid Lexicon $208 million in September 2019, $26 million in March 2020 (less amounts withheld by Sanofi offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by Lexicon under the terms of the Termination Agreement) and is obligated to pay an additional $26 million within twelve months of the Settlement Date, and neither party will owe additional payments pursuant to the Sanofi Agreement. The parties have cooperated in the transition of responsibility for ongoing clinical studies and other activities, and each party is responsible for its own expenses associated with such transition, subject to certain exceptions. The following is a summary description of the Sanofi Agreement without giving effect to the Termination Agreement.

Under the Sanofi Agreement, Lexicon had granted Sanofi an exclusive, worldwide (excluding Japan), royalty-bearing right and license under its patent rights and know-how to develop, manufacture and commercialize sotagliflozin. Subject to specified exceptions, neither party could (a) perform clinical development activities relating to any other compound which inhibits sodium-glucose cotransporters type 1 or type 2 or (b) commercialize any such compounds in the United States, countries of the European Union and certain other specified countries, in each case during the royalty terms applicable in such countries. Among the specified exceptions was a right Lexicon retained to pursue the development of its development candidate LX2761, with respect to which Lexicon granted Sanofi certain rights of first negotiation specified in the Sanofi Agreement.

Under the Sanofi Agreement, Sanofi paid Lexicon an upfront payment of $300 million. In addition, Lexicon was eligible to receive from Sanofi (a) up to an aggregate of $110 million upon the achievement of four development milestones relating to the results of certain Phase 3 clinical trials of sotagliflozin in type 2 diabetes patients, (b) up to an aggregate of $220 million upon the achievement of four regulatory milestones relating to the first commercial sale following regulatory approval of sotagliflozin for type 1 and type 2 diabetes, respectively, in each of the United States and Europe, of which two milestones representing the substantial majority of such aggregate amount relate to type 2 diabetes and the remaining two milestones relate to type 1 diabetes, (c) $100 million upon the achievement of a milestone based on the results of either of two outcomes studies in type 2 diabetes patients, the completion of which would likely occur after initial regulatory approval of sotagliflozin in type 2 diabetes, and (d) up to an aggregate of $990 million upon the achievement of six commercial milestones that will be achieved upon reaching specified levels of sales. The Company believed that each of the development and regulatory milestones under the Sanofi Agreement was substantive. Due to the uncertainty surrounding the achievement of the future development and regulatory milestones, these payments were deemed constrained and were not recognized as revenue. Commercial milestones would have been accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met. Lexicon was also entitled to tiered, escalating royalties ranging from low double digit percentages to forty percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions.

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

As a result of the allocation of the Sanofi Agreement, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company was recognizing the $113.8 million allocated to the development services performance obligation and the $59.4 million allocated to the funding performance obligation over the estimated period of performance as the development and funding occurred. The Termination Agreement was accounted for as a modification under ASC 606. Upon execution of the Termination Agreement in September 2019, the Company recognized the remaining $23.5 million allocated to Lexicon's performance obligations as revenue and reduced its remaining deferred revenue balance accordingly. In addition, the Company recognized revenue of $260 million, representing the full cash consideration from the Termination Agreement. The Company has no remaining performance obligations to Sanofi. Revenue recognized under the collaboration agreements with Sanofi was $286 million, $33.2 million and $60.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Ipsen. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of XERMELO outside of the United States and Japan (the “Licensed Territory”).

Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and has the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $47.2 million through December 31, 2019, consisting of $24.5 million in upfront payments, a $6.4 million milestone upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.8 million milestone upon Ipsen’s first commercial sale in Germany, a $3.8 million milestone upon Ipsen’s first commercial sale in the United Kingdom, a $1.3 million milestone upon Ipsen’s receipt of approval from Health Canada and a $2.3 million milestone upon Ipsen's first commercial sale in Canada. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $9.6 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Milestone payments are deemed constrained. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of XERMELO. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon supplies Ipsen’s commercial requirements of XERMELO, and Ipsen pays an agreed upon transfer price for such commercial supply.

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

As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payment for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company recognized the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurs, and recognized the $0.1 million allocated to the committee participation deliverable ratably over the estimated period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. During 2019, the milestone earned when Ipsen made its first commercial sale in Canada was determined to be a distinct performance obligation relating to the development activities and accordingly, was recognized as revenue without further allocation to the remaining performance obligations. Revenue recognized under the Agreement was $4.9 million, $4.6 million and $16.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Revenue for the years ended December 31, 2019, 2018 and 2017 include $0.3 million, $0.3 million and $0.1 million, respectively, of royalties from Ipsen. Revenue for the years ended December 31, 2019, 2018 and 2017 include $1.3 million, $1.6 million and $0.8 million, respectively, from sales of bulk tablets of XERMELO to Ipsen.

14. Earnings (Loss) Per Share

The following is a summary of Lexicon's earnings (loss) per share calculations and reconciliations of basic to diluted earnings (loss) per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2019	2018	2017
Numerator:
Net income (loss)	$130,133	$(120,548)	$(122,993)
Add interest expense on Convertible Notes	5,067	—	—
Adjusted net income (loss)	$135,200	$(120,548)	$(122,993)

Denominator:
Shares used in computing net income (loss) per common share, basic	106,218	105,830	105,237
Add effect of potential dilutive securities
Share based awards	164	—	—
Convertible Notes	10,365	—	—
Shares used in computing net income (loss) per common share, diluted	116,747	105,830	105,237

Net income (loss) per share - basic	$1.23	$(1.14)	$(1.17)
Net income (loss) per share - diluted	$1.16	$(1.14)	$(1.17)

For periods presented with a net loss, the weighted average number of shares outstanding are the same for both basic and diluted net loss per common share. The average number of shares associated with stock options and restricted stock units that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future was 8,206,390, 7,438,134 and 5,907,643, respectively, for the years ended December 31, 2019, 2018 and 2017. For periods presented with a net loss, the shares associated with the Convertible Notes are not included in the computation of diluted earnings per share because they are antidilutive.

15. Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited statements of comprehensive income (loss) data, and net income (loss) per common share data, for each quarter of 2019 and 2018:

(in thousands, except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
		(Unaudited)
2019
Revenues (1)	$9,216	$9,682	$294,448	$8,727
Income (loss) from operations	$(17,469)	$(18,545)	$224,676	$(47,217)
Net income (loss)	$(21,797)	$(23,018)	$226,086	$(51,138)
Net income (loss) per common share, basic	$(0.21)	$(0.22)	$2.13	$(0.48)
Net income (loss) per common share, diluted	$(0.21)	$(0.22)	$1.95	(0.48)
Shares used in computing net income (loss) per common share, basic	106,054	106,272	106,272	106,272
Shares used in computing net income (loss) per common share, diluted	106,054	106,272	116,640	106,272
2018
Revenues	$25,374	$13,798	$6,966	$17,071
Loss from operations	$(37,713)	$(30,272)	$(22,927)	$(12,367)
Net loss	$(41,821)	$(34,549)	$(27,396)	$(16,782)
Net loss per common share, basic and diluted	$(0.40)	$(0.33)	$(0.26)	$(0.16)
Shares used in computing net loss per common share, basic and diluted	105,668	105,848	105,881	105,920

(1) Revenues for the three months ended September 30, 2019 include $260 million from the Sanofi Termination Agreement, as defined in Note 13.

For periods presented with a net loss, the weighted average number of shares outstanding are the same for both basic and diluted net loss per common share. For these periods, shares associated with convertible debt, stock options and restricted stock units are not included in the weighted average number of shares of common stock outstanding because they are antidilutive.