Form 10-Q
period 2020-03-31
LEXICON PHARMACEUTICALS, INC.
filed 2020-04-27
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

As of April 23, 2020, 106,969,973 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. ☐

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo and XERMELO® are registered trademarks of Lexicon Pharmaceuticals, Inc. Zynquista™ is a trademark of Lexicon Pharmaceuticals, Inc.

——————

Factors Affecting Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Part II, Item 1A. - Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2019, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$55,592	$36,112
Short-term investments	193,545	235,547
Accounts receivable, net	30,135	56,532
Inventory	4,147	4,243
Prepaid expenses and other current assets	8,195	5,320
Total current assets	291,614	337,754
Property and equipment, net of accumulated depreciation and amortization of $61,302 and $61,741, respectively	13,582	14,047
Goodwill	44,543	44,543
Intangible assets, net of accumulated amortization of $5,444 and $5,003, respectively	19,275	19,716
Other assets	1,553	1,655
Total assets	$370,567	$417,715
Liabilities and Equity
Current liabilities:
Accounts payable	$18,236	$12,178
Accrued liabilities	51,349	42,151
Current portion of long-term debt, net of deferred issuance costs	10,734	11,012
Total current liabilities	80,319	65,341
Long-term debt, net of deferred issuance costs	234,488	234,171
Other long-term liabilities	983	1,102
Total liabilities	315,790	300,614
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 107,711 and 106,679 shares issued, respectively	108	106
Additional paid-in capital	1,466,604	1,462,172
Accumulated deficit	(1,408,055)	(1,341,444)
Accumulated other comprehensive income	860	84
Treasury stock, at cost, 741 and 407 shares, respectively	(4,740)	(3,817)
Total stockholders’ equity	54,777	117,101
Total liabilities and equity	$370,567	$417,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net product revenue	$7,877	$6,740
Collaborative agreements	8	2,439
Royalties and other revenue	114	37
Total revenues	7,999	9,216
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	568	553
Research and development, including stock-based compensation of $2,176 and $1,768, respectively	55,181	12,022
Selling, general and administrative, including stock-based compensation of $2,256 and $1,643, respectively	14,688	14,110
Total operating expenses	70,437	26,685
Loss from operations	(62,438)	(17,469)
Interest expense	(5,131)	(5,117)
Interest and other income, net	958	789
Net loss	$(66,611)	$(21,797)
Net loss per common share, basic and diluted	$(0.63)	$(0.21)

Shares used in computing net loss per common share, basic and diluted	106,536	106,054

Other comprehensive loss:
Unrealized gain on investments	776	45
Comprehensive loss	$(65,835)	$(21,752)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2018	106,162	$106	$1,447,954	$(1,471,577)	$(12)	$(2,876)	$(26,405)
Stock-based compensation	—	—	3,411	—	—	—	3,411
Issuance of common stock under Equity Incentive Plans	517	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(941)	(941)
Net loss	—	—	—	(21,797)	—	—	(21,797)
Unrealized gain on investments	—	—	—	—	45	—	45
Balance at March 31, 2019	106,679	106	1,451,365	(1,493,374)	33	(3,817)	(45,687)

Balance at December 31, 2019	106,679	$106	$1,462,172	$(1,341,444)	$84	$(3,817)	$117,101
Stock-based compensation	—	—	4,432	—	—	—	4,432
Issuance of common stock under Equity Incentive Plans	1,032	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(923)	(923)
Net loss	—	—	—	(66,611)	—	—	(66,611)
Unrealized gain on investments	—	—	—	—	776	—	776
Balance at March 31, 2020	107,711	108	1,466,604	(1,408,055)	860	(4,740)	54,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(66,611)	$(21,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	906	901
Stock-based compensation	4,432	3,411
Amortization of debt issuance costs	362	346
Changes in operating assets and liabilities:
Decrease in accounts receivable	26,397	1,534
Decrease in inventory	96	74
Increase in prepaid expenses and other current assets	(2,875)	(2,018)
Decrease in other assets	102	91
Increase (decrease) in accounts payable and other liabilities	15,137	(8,171)
Increase in deferred revenue	—	9
Net cash used in operating activities	(22,054)	(25,620)
Cash flows from investing activities:
Purchases of property and equipment	—	(70)
Purchases of investments	(33,222)	(87,256)
Maturities of investments	76,000	79,600
Net cash provided by (used in) investing activities	42,778	(7,726)
Cash flows from financing activities:
Repurchase of common stock	(923)	(941)
Repayment of debt borrowings	(321)	(321)
Net cash used in financing activities	(1,244)	(1,262)
Net increase (decrease) in cash and cash equivalents	19,480	(34,608)
Cash and cash equivalents at beginning of period	36,112	80,386
Cash and cash equivalents at end of period	$55,592	$45,778

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,658	$3,698

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.
The accompanying condensed consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of March 31, 2020 and December 31, 2019, short-term investments consisted of U.S. treasury bills. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services, net of an allowance for expected credit losses.

Inventory: Inventory is comprised of the Company’s approved product it is commercializing in the United States, XERMELO® (telotristat ethyl). Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. Inventory consisted of the following:

	As of March 31,	As of December 31,
	2020	2019
	(in thousands)
Raw materials	$2,218	$3,182
Work-in-process	$1,117	$153
Finished goods	812	908
Total inventory	$4,147	$4,243

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

Research and Development Expenses: Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred.  Technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred. Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company’s estimates of the clinical study costs and costs to transition activities from Sanofi for development of sotagliflozin for type 2 diabetes, heart failure and chronic kidney disease, including the costs to close out those studies, were based on actual costs incurred for activities completed subsequent to the transition date and estimates of the services to be received and efforts to be expended pursuant to contracts with multiple vendors and the CRO that has conducted and managed and is now closing out the clinical studies on its behalf. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the vendors and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Stock-Based Compensation:  The Company recognizes compensation expense in its condensed consolidated statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for options granted in the three months ended March 31, 2020 and 2019:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2020:
Employees	89%	1.3%	4	—%
Officers and non-employee directors	77%	1.4%	8	—%
March 31, 2019:
Employees	63%	2.5%	4	—%
Officers and non-employee directors	63%	2.6%	8	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2020:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2019	7,695	$8.95
Granted	3,301	3.31
Expired	(202)	13.30
Forfeited	(73)	11.10
Outstanding at March 31, 2020	10,721	7.11
Exercisable at March 31, 2020	4,731	$9.83

During the three months ended March 31, 2020, Lexicon granted its employees annual restricted stock units. Outstanding employee restricted stock units vest in three to four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2019	2,830	$6.35
Granted	3,060	3.31
Vested	(1,032)	7.02
Forfeited	(34)	5.28
Outstanding at March 31, 2020	4,824	$4.29

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

2.           Recent Accounting Pronouncements
In November 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This targeted amendment to Topic 808 clarifies that certain transactions resulting from a collaborative agreement should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer for a good or service that is a distinct unit-of-account. This amendment is effective for fiscal years, and interim periods within years presented, beginning after December 15, 2019, and should be applied retrospectively to the date of initial application of Topic 606. The Company has applied the provisions of Topic 606 to account for its transactions for collaboration arrangements, including recognition, measurement, presentation and disclosure requirement, and adoption of this ASU did not have a material impact on the condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other, which is intended to simplify the subsequent measurement of goodwill. The pronouncement allows an entity, during its annual or interim goodwill impairment evaluation, to compare the fair value of a reporting unit with its carrying amount. An impairment charge is immediately recognized by which the carrying amount exceeds the fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

3.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2020 and December 31, 2019 are as follows:

	As of March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$55,592	$—	$—	$55,592
Securities maturing within one year:
U.S. treasury securities	192,685	860		193,545
Total short-term investments	$192,685	$860	$—	$193,545
Total cash and cash equivalents and investments	$248,277	$860	$—	$249,137

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$36,112	$—	$—	$36,112
Securities maturing within one year:
U.S. treasury securities	235,463	94	(10)	235,547
Total short-term investments	$235,463	$94	$(10)	$235,547
Total cash and cash equivalents and investments	$271,575	$94	$(10)	$271,659

There were no realized losses during either of the three months ended March 31, 2020 and 2019, respectively. The cost of securities sold is based on the specific identification method.

4.            Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•Level 1 - quoted prices in active markets for identical investments, which include U.S. treasury securities
•Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.), which includes corporate debt securities
•Level 3 - significant unobservable inputs

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of March 31, 2020 and December 31, 2019.

	Assets and Liabilities at Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$55,592	$—	$—	$55,592
Short-term investments	193,545	—	—	193,545
Total cash and cash equivalents and investments	$249,137	$—	$—	$249,137

	Assets and Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$36,112	$—	$—	$36,112
Short-term investments	235,547	—	—	235,547
Total cash and cash equivalents and investments	$271,659	$—	$—	$271,659

The Company did not have any Level 3 assets or liabilities as of March 31, 2020 or December 31, 2019. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.
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
Refer to Note 5, Debt Obligations, for fair value measurements of debt obligations.

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
In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of March 31, 2020, the balance of unamortized debt issuance costs was $0.8 million, which offsets long-term debt on the condensed consolidated balance sheets. As of March 31, 2020, the carrying value of the Convertible Notes was $86.7 million.
The fair value of the Convertible Notes was $55.2 million as of March 31, 2020 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In August 2018, a wholly owned subsidiary of Lexicon entered into a term loan and security agreement, refinancing the previously existing mortgage on its facilities in The Woodlands, Texas (the “Property”). The loan agreement provides for a $12.9 million mortgage on the Property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020. Lexicon incurred $0.4 million of debt issuance costs in connection with the mortgage loan, which offsets the current portion of long-term debt on the condensed consolidated balance sheets and are amortized as interest expense over the two-year term of the loan agreement. As of March 31, 2020, the balance of unamortized debt issuance costs was $0.1 million. The condensed consolidated balance sheet includes mortgage debt, the carrying value of the debt, of $10.7 million as of March 31, 2020 and is included in current portion of long-term debt. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $59.2 million and $2.7 million, respectively, before accumulated depreciation, as of March 31, 2020. The fair value of the loan agreement approximates its carrying value.  The fair value of the loan agreement was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

In January 2020, Lexicon's wholly owned subsidiary entered into a real estate purchase and sale agreement under which Lexicon agreed to sell its facilities in The Woodlands, Texas. Such sale is subject to normal and customary closing conditions, including a study period, which extends until June 8, 2020, during which the purchaser may conduct inspections, analyses and other studies of the property and may terminate the agreement in its discretion. Such sale is also subject to the negotiation and execution by the parties of a leaseback agreement for a period of up to six months with respect to a portion of the property concurrently with closing.

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

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. As of March 31, 2020, the balance of unamortized debt issuance costs was $2.2 million, which offsets long-term debt on the condensed consolidated balance sheets. As of March 31, 2020, the carrying value of the BioPharma Term Loan was $147.8 million.

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
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and has the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $47.2 million through March 31, 2020, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.8 million milestone upon Ipsen’s first commercial sale in Germany, a $3.8 million milestone upon Ipsen’s first commercial sale in the United Kingdom, a $1.3 million milestone upon Ipsen’s receipt of approval from Health Canada and a $2.3 million milestone upon Ipsen’s first commercial sale in Canada. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $9.6 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of XERMELO.

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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company recognized the $1.7 million allocated to the development services performance obligation over the period of performance as development occurred, and recognized the $0.1 million allocated to the committee participation performance obligation ratably over the period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. Revenue recognized under the Agreement was $0.1 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively.
Sanofi. In November 2015, Lexicon entered into a Collaboration and License Agreement, which was subsequently amended in July 2017 (collectively, the “Sanofi Agreement”), with Sanofi for the worldwide development of Lexicon’s diabetes drug candidate sotagliflozin. In December 2016, Sanofi terminated its rights under the Sanofi Agreement with respect to Japan.
Effective as of September 9, 2019 (the “Settlement Date”), Lexicon entered into a Termination and Settlement Agreement and Mutual Releases (the “Termination Agreement”) with Sanofi, pursuant to which the Sanofi Agreement was terminated and certain associated disputes between Lexicon and Sanofi were settled.

Under the terms of the Termination Agreement, Lexicon regained all rights to sotagliflozin and assumed full responsibility for the worldwide development and commercialization of sotagliflozin in all indications. Sanofi paid Lexicon $208 million in September 2019, $26 million in March 2020 (less amounts withheld by Sanofi offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by Lexicon under the terms of the Termination Agreement) and is obligated to pay $26 million within twelve months of the Settlement Date, and neither party will owe any additional payments pursuant to the Sanofi Agreement. The parties have cooperated in the transition of responsibility for ongoing clinical studies and other activities, and each party is responsible for its own expenses associated with such transition, subject to certain exceptions. In March 2020, Lexicon announced its plan to close out the clinical studies related to the Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease. Revenue relating to the Termination Agreement was recognized in the third quarter of 2019. Revenue recognized under collaboration agreements with Sanofi was $0.1 million for the three months ended March 31, 2019.

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
•We are developing Zynquista™ (sotagliflozin), an orally-delivered small molecule drug candidate, as a treatment for type 1 diabetes. The FDA has issued a complete response letter regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and has confirmed that position in denying two appeals of the complete response letter. Zynquista has been approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index ≥ 27 kg/m2, who could not achieve adequate glycemic control despite optimal insulin therapy.
We were previously conducting a comprehensive Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease and are currently closing out the clinical trials included in such development program.
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

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts; Ipsen's ability to successfully commercialize XERMELO outside of the United States and Japan and our receipt of any milestone payments and royalties; the success of our ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our ability to effectively close out the Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease in a timely manner; our success in establishing new collaborations and licenses; and general and industry-specific economic conditions which may affect research and development expenditures.

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

Since our inception, we have incurred significant losses and, as of March 31, 2020, we had an accumulated deficit of $1.4 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
There are no recent accounting pronouncements that have a material impact to our condensed consolidated financial statements.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2020	2019
Total revenues	$8.0	$9.2
Dollar decrease	$(1.2)
Percentage decrease	(13)%

•Net product revenue – Net product revenue for the three months ended March 31, 2020 increased 17% to $7.9 million as compared to the corresponding period in 2019 from revenues recognized from the sale of XERMELO in the United States. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.
•Collaborative agreements – Revenue from collaborative agreements for the three months ended March 31, 2019 was $2.4 million, primarily due to revenues recognized from a milestone for the first commercial sale in Canada under the collaboration and license agreement with Ipsen.

Cost of Sales

Cost of sales for each of the three months ended March 31, 2020 and 2019 was $0.6 million. Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. The pre-commercialization inventory is expected to be sold over approximately the next twelve months. As a result, cost of sales for the next twelve months will reflect a lower average per unit cost of materials. Cost of sales for each of the three months ended March 31, 2020 and 2019 includes $0.4 million of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2020	2019
Total research and development expense	$55.2	$12.0
Dollar increase	$43.2
Percentage increase	359%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•Third-party and other services – Third-party and other services for the three months ended March 31, 2020 increased to $45.3 million from $2.4 million in the corresponding period in 2019 primarily due to increases in external clinical development costs relating to sotagliflozin subsequent to the Termination Agreement with Sanofi. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs for the three months ended March 31, 2020 decreased 7% to $5.5 million as compared to the corresponding period in 2019, primarily due to lower headcount. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2020 increased 23% to $2.2 million as compared to the corresponding period in 2019, primarily due to shorter vesting periods of the annual restricted stock unit awards granted in recent years.

•Facilities and equipment – Facilities and equipment costs for each of the three months ended March 31, 2020 and 2019 was $0.7 million.

•Other – Other costs for the three months ended March 31, 2020 increased 16% to $1.5 million as compared to the corresponding period in 2019, primarily due to an increase in insurance premiums related to the sotagliflozin clinical studies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2020	2019
Total selling, general and administrative expense	$14.7	$14.1
Dollar increase	$0.6
Percentage increase	4%
Selling, general and administrative expenses consist primarily of personnel costs to sell XERMELO and to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•Personnel – Personnel costs for the three months ended March 31, 2020 decreased 4% to $7.5 million as compared to the corresponding period in 2019, primarily due to lower headcount. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended March 31, 2020 increased 10% to $2.8 million as compared to the corresponding period in 2019, primarily due to higher legal fees.

•Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2020 increased 37% to $2.3 million as compared to the corresponding period in 2019, primarily due to shorter vesting periods of the annual restricted stock unit awards granted in recent years.

•Facilities and equipment – Facilities and equipment costs for each of the three months ended March 31, 2020 and 2019 were $0.5 million.

•Other – Other costs for each the three months ended March 31, 2020 and 2019 were $1.6 million.
Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense for each of the three months ended March 31, 2020 and 2019 was $5.1 million.

Interest and Other Income, Net. Interest and other income, net for the three months ended March 31, 2020 and 2019 was $1.0 million and $0.8 million, respectively.

Net loss and Net loss per Common Share

Net loss and Net loss per Common Share. Net loss increased to $66.6 million in the three months ended March 31, 2020 from $21.8 million in the corresponding period in 2019. Net loss per common share increased to $0.63 in the three months ended March 31, 2020 from $0.21 in the corresponding period in 2019.
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
As of March 31, 2020, we had $249.1 million in cash, cash equivalents and short-term investments. As of December 31, 2019, we had $271.7 million in cash, cash equivalents and short-term investments. We used cash of $22.1 million from operations in the three months ended March 31, 2020. The net loss for the period of $66.6 million was partially offset by a net decrease in operating assets net of liabilities of $38.9 million, non-cash charges of $4.4 million related to stock-based compensation expense and $1.3 million related to depreciation and amortization expense, including amortization of debt issuance costs. Investing activities provided cash of $42.8 million in the three months ended March 31, 2020, primarily due to net maturities of investments of $42.8 million. Financing activities used cash of $1.2 million, primarily to repurchase $0.9 million of common stock and to repay $0.3 million of debt borrowings.
Other commitments. In April 2019, Zynquista was approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index ≥ 27 kg/m2, who could not achieve adequate glycemic control despite optimal insulin therapy. Upon the achievement of certain European regulatory pricing approvals, we will be required to make certain royalty payments, totaling $4.5 million, in three equal annual installments of $1.5 million.
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
In January 2020, Lex-Gen Woodlands, L.P. entered into a real estate purchase and sale agreement under which we agreed to sell our facilities in The Woodlands, Texas for a purchase price of $15.0 million. Such sale is subject to normal and customary closing conditions, including a study period, which extends until June 8, 2020, during which the purchaser may conduct inspections, analyses and other studies of the property and may terminate the agreement in its discretion. Such sale is also subject to the negotiation and execution by the parties of a leaseback agreement for a period of up to six months with respect to a portion of the property concurrently with closing.
In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease.
Our future capital requirements will be substantial and will depend on many factors, including our ability to successfully commercialize XERMELO in the United States and the amount of revenues generated from such commercialization efforts; Ipsen’s ability to successfully commercialize XERMELO outside of the United States and Japan and our receipt of any milestone payments and royalties; our ability to effectively close out the Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease in a timely manner; the success of our ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to continue commercializing XERMELO in the United States; to successfully complete our nonclinical and clinical development efforts with respect to telotristat ethyl, sotagliflozin, LX9211 and our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from XERMELO product sales and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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
We had approximately $249.1 million in cash and cash equivalents and short-term investments as of March 31, 2020. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are not subject to interest rate sensitivity on our outstanding Convertible Notes and our BioPharma Term Loan as each generally have a fixed rate of 5.25% and 9% per annum, respectively. The Convertible Notes interest is payable in cash semi-annually in arrears and matures in December 2021, unless earlier converted or repurchased in accordance with their terms. The BioPharma Term Loan bears interest payable quarterly in arrears, and provides for interest-only payments followed by payment of principal at maturity in December 2022.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
•We face business disruption and related risks resulting from the outbreak of the novel coronavirus 2019 (COVID-19), including significant restrictions in the ability of our field commercial and medical teams to interact with third parties, delays in the enrollment of ongoing clinical trials and the initiation of planned clinical trials and other operational impacts, each of which could have a material adverse effect on our business.

•We depend heavily on the commercial success of XERMELO. If we do not achieve commercial success with XERMELO, our business will suffer and our stock price will likely decline.

•We depend heavily on our ability to obtain regulatory approval in the United States for sotagliflozin in type 1 diabetes. If we fail to obtain such regulatory approval or fail to successfully commercialize sotagliflozin for type 1 diabetes in the United States upon regulatory approval, our business will suffer and our stock price will likely decline.

•We depend heavily on our ability to effectively close out the clinical trials included in the Phase 3 clinical development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease in a timely manner. If we fail to effectively close out such program on the anticipated timelines, our cash position will suffer and our stock price will likely decline.

•Clinical testing of our drug candidates in humans is an inherently risky and time-consuming process that may fail to demonstrate safety and efficacy, which could result in the delay, limitation or prevention of regulatory approval.

•Our drug candidates are subject to a lengthy and uncertain regulatory process that may not result in the necessary regulatory approvals, which could adversely affect our and our collaborators’ ability to commercialize products.

•The commercial success of any products that we or our collaborators may develop will depend upon the degree of market acceptance among physicians, patients, health care payers and the medical community.

•If we are unable to maintain an effective and specialized sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize any products that we or our collaborators may develop.

•If we are unable to obtain adequate coverage and reimbursement from third-party payers for any products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.

•We may not be able to manufacture products that we or our collaborators may develop in commercial quantities, which would impair our ability to commercialize such products.

•We and our collaborators are subject to extensive and rigorous ongoing regulation relating to any products that we or our collaborators may develop.

•We are subject to certain healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

•Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may negatively affect our revenues and prospects for profitability.

•Pricing for pharmaceutical products has come under increasing scrutiny by governments, legislative bodies and enforcement agencies. These activities may result in actions that have the effect of reducing our revenue or harming our business or reputation.

•Our competitors may develop products that impair the value of any products that we or our collaborators may develop.

Risks Related to Our Capital Requirements and Financial Results
•We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our commercialization efforts or product development programs. If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.

•We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

•Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

•We have substantial indebtedness that may limit cash flow available to invest in the ongoing needs of our business.

•If we do not effectively manage our affirmative and restrictive covenants under the BioPharma Term Loan, our financial condition and results of operations could be adversely affected.

Risks Related to Our Relationships with Third Parties
•We are significantly dependent upon our collaborations with Ipsen and other pharmaceutical and biotechnology companies. If pharmaceutical products are not successfully and timely developed and commercialized under our collaborations, our opportunities to generate revenues from milestones and royalties will be greatly reduced.

•Conflicts with our collaborators could jeopardize the success of our collaborative agreements and harm our product development efforts.

•We depend on third-party manufacturers, including sole source suppliers, to manufacture commercial quantities of XERMELO. We may not be able to maintain these relationships and could experience supply disruptions outside of our control.

•We rely on a single third-party logistics provider and a limited distribution network of specialty pharmacies and specialty distributors for distribution of XERMELO in fulfillment of prescriptions in the United States, and their failure to distribute XERMELO effectively would adversely affect sales of XERMELO.

•We rely on third parties to carry out drug development activities.

•We lack the capability to manufacture materials for nonclinical studies, clinical trials or commercial sales and rely on third parties to manufacture our drug candidates, which may harm or delay our product development and commercialization efforts.

Risks Related to Our Intellectual Property
•If we are unable to adequately protect our intellectual property, third parties may be able to use our products and technologies, which could adversely affect our ability to compete in the market.

•We may be involved in patent litigation and other disputes regarding intellectual property rights and may require licenses from third parties for our planned nonclinical and clinical development and commercialization activities. We may not prevail in any such litigation or other dispute or be able to obtain required licenses.

•Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

•We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to Employees and Facilities Operations
•If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.

•The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to operate and expand our operations.

•Facility security breaches may disrupt our operations, subject us to liability and harm our operating results.

•Our facilities are located near coastal zones, and the occurrence of a hurricane or other disaster could damage our facilities and equipment, which could harm our operations.

Risks Related to Environmental and Product Liability
•We have used hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

•Our business has a substantial risk of product liability and we face potential product liability exposure far in excess of our limited insurance coverage.

Risks Related to Our Common Stock
•Invus, L.P., Invus C.V. and their affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

•Invus has additional rights under our stockholders’ agreement with Invus, L.P. relating to the membership of our board of directors, which provides Invus with substantial influence over significant corporate matters.

•Our stock price may be extremely volatile.

•We are subject to securities litigation, which is expensive and could divert management attention.

•Future sales of our common stock, or the perception that such sales may occur, may depress our stock price.

•Conversion of our 5.25% Convertible Senior Notes due 2021 may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

•If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

•We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2020	—		$—		—	—
February 1-29, 2020	333,440	(1)	$2.77	(2)	—	—
March 1-31, 2020	—		$—		—	—

(1)  Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2016, February 2017, February 2018 and February 2019 under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.
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

Item 6.  Exhibits

Exhibit No.		Description
*10.1	—	First Amendment to Real Estate Purchase and Sale Agreement, dated February 13, 2020, between Lex-Gen Woodlands, L.P. and FFC Equity Holdings, L.P.
*10.2	—	Second Amendment to Real Estate Purchase and Sale Agreement, dated March 19, 2020, between Lex-Gen Woodlands, L.P. and FFC Equity Holdings, L.P.
10.3	—	2017 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 23, 2020 and incorporated by reference herein).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	April 27, 2020	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	April 27, 2020	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
*10.1	—	First Amendment to Real Estate Purchase and Sale Agreement, dated February 13, 2020, between Lex-Gen Woodlands, L.P. and FFC Equity Holdings, L.P.
*10.2	—	Second Amendment to Real Estate Purchase and Sale Agreement, dated March 19, 2020, between Lex-Gen Woodlands, L.P. and FFC Equity Holdings, L.P.
10.3	—	2017 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 23, 2020 and incorporated by reference herein).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________

*	Filed herewith.