Form 10-Q
period 2020-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2020-07-29
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

As of July 24, 2020, 107,105,853 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. ☐

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$86,943	$36,112
Short-term investments	114,923	235,547
Accounts receivable, net	30,876	56,532
Inventory	3,989	4,243
Prepaid expenses and other current assets	9,461	5,320
Total current assets	246,192	337,754
Property and equipment, net of accumulated depreciation and amortization of $63,360 and $61,741, respectively	11,524	14,047
Goodwill	44,543	44,543
Intangible assets, net of accumulated amortization of $5,886 and $5,003, respectively	18,833	19,716
Other assets	1,448	1,655
Total assets	$322,540	$417,715
Liabilities and Equity
Current liabilities:
Accounts payable	$29,763	$12,178
Accrued liabilities	57,338	42,151
Current portion of long-term debt, net of deferred issuance costs	10,457	11,012
Total current liabilities	97,558	65,341
Long-term debt, net of deferred issuance costs	234,807	234,171
Other long-term liabilities	862	1,102
Total liabilities	333,227	300,614
Commitments and contingencies
Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 107,898 and 106,679 shares issued, respectively	108	106
Additional paid-in capital	1,470,862	1,462,172
Accumulated deficit	(1,477,126)	(1,341,444)
Accumulated other comprehensive income	312	84
Treasury stock, at cost, 793 and 407 shares, respectively	(4,843)	(3,817)
Total stockholders’ equity/(deficit)	(10,687)	117,101
Total liabilities and equity/(deficit)	$322,540	$417,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net product revenue	$8,985	$8,672	$16,862	$15,412
Collaborative agreements	25	860	33	3,299
Royalties and other revenue	153	150	267	187
Total revenues	9,163	9,682	17,162	18,898
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	728	1,327	1,296	1,880
Research and development, including stock-based compensation of $1,949, $1,903, $4,125 and $3,671, respectively	57,301	12,637	112,482	24,659
Selling, general and administrative, including stock-based compensation of $2,309, $1,863, $4,565 and $3,506, respectively	14,113	14,263	28,801	28,373
Impairment loss on buildings	1,600	—	1,600	—
Total operating expenses	73,742	28,227	144,179	54,912
Loss from operations	(64,579)	(18,545)	(127,017)	(36,014)
Interest expense	(5,125)	(5,164)	(10,256)	(10,281)
Interest and other income, net	633	691	1,591	1,480
Net loss	$(69,071)	$(23,018)	$(135,682)	$(44,815)
Net loss per common share, basic and diluted	$(0.65)	$(0.22)	$(1.27)	$(0.42)

Shares used in computing net loss per common share, basic and diluted	107,073	106,272	106,804	106,164

Other comprehensive loss:
Unrealized gain (loss) on investments	(548)	53	228	98
Comprehensive loss	$(69,619)	$(22,965)	$(135,454)	$(44,717)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2018	106,162	$106	$1,447,954	$(1,471,577)	$(12)	$(2,876)	$(26,405)
Stock-based compensation	—	—	3,411	—	—	—	3,411
Issuance of common stock under Equity Incentive Plans	517	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(941)	(941)
Net loss	—	—	—	(21,797)	—	—	(21,797)
Unrealized gain on investments	—	—	—	—	45	—	45
Balance at March 31, 2019	106,679	106	1,451,365	(1,493,374)	33	(3,817)	(45,687)
Stock-based compensation	—	—	3,766	—	—	—	3,766
Net loss	—	—	—	(23,018)	—	—	(23,018)
Unrealized gain on investments	—	—	—	—	53	—	53
Balance at June 30, 2019	106,679	$106	$1,455,131	$(1,516,392)	$86	$(3,817)	$(64,886)

Balance at December 31, 2019	106,679	$106	$1,462,172	$(1,341,444)	$84	$(3,817)	$117,101
Stock-based compensation	—	—	4,432	—	—	—	4,432
Issuance of common stock under Equity Incentive Plans	1,032	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(923)	(923)
Net loss	—	—	—	(66,611)	—	—	(66,611)
Unrealized gain on investments	—	—	—	—	776	—	776
Balance at March 31, 2020	107,711	108	1,466,604	(1,408,055)	860	(4,740)	54,777
Stock-based compensation	—	—	4,258	—	—	—	4,258
Issuance of common stock under Equity Incentive Plans	187	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(103)	(103)
Net loss	—	—	—	(69,071)	—	—	(69,071)
Unrealized loss on investments	—	—	—	—	(548)	—	(548)
Balance at June 30, 2020	107,898	108	1,470,862	(1,477,126)	312	(4,843)	(10,687)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(135,682)	$(44,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,806	1,811
Stock-based compensation	8,690	7,177
Amortization of debt issuance costs	726	708
Impairment loss on building	1,600	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	25,656	344
Decrease in inventory	254	403
Increase in prepaid expenses and other current assets	(4,141)	(3,957)
Decrease in other assets	207	186
Increase (decrease) in accounts payable and other liabilities	32,532	(13,842)
Decrease in deferred revenue	—	(535)
Net cash used in operating activities	(68,352)	(52,520)
Cash flows from investing activities:
Purchases of property and equipment	—	(70)
Purchases of investments	(37,148)	(106,706)
Maturities of investments	158,000	91,600
Net cash provided by (used in) investing activities	120,852	(15,176)
Cash flows from financing activities:
Repurchase of common stock	(1,026)	(941)
Repayment of debt borrowings	(643)	(643)
Net cash used in financing activities	(1,669)	(1,584)
Net increase (decrease) in cash and cash equivalents	50,831	(69,280)
Cash and cash equivalents at beginning of period	36,112	80,386
Cash and cash equivalents at end of period	$86,943	$11,106

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,569	$9,610

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2020, short-term investments consisted of U.S. treasury bills and corporate debt securities. As of December 31, 2019, short-term investments consisted of U.S. treasury bills. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

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

Inventory: Inventory is comprised of the Company’s approved product it is commercializing in the United States, XERMELO® (telotristat ethyl). Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and may consist of raw materials, work in process and finished goods. Inventory consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
Raw materials	$1,154	$3,182
Work-in-process	$2,185	$153
Finished goods	650	908
Total inventory	$3,989	$4,243

Accrued liabilities: Accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2020	2019
	(in thousands)
Accrued research and development services	$47,721	$29,033
Accrued compensation and benefits	6,697	9,644
Short term lease liability	553	553
Other	2,367	2,921
Accrued liabilities	$57,338	$42,151

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for options granted in the six months ended June 30, 2020 and 2019:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2020:
Employees	90%	1.3%	4	—%
Officers and non-employee directors	78%	1.4%	8	—%
June 30, 2019:
Employees	63%	2.4%	4	—%
Officers and non-employee directors	63%	2.6%	8	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2020:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2019	7,695	$8.95
Granted	3,445	3.25
Expired	(236)	12.92
Forfeited	(298)	7.45
Outstanding at June 30, 2020	10,606	7.05
Exercisable at June 30, 2020	4,972	$9.72

During the six months ended June 30, 2020, Lexicon granted its employees annual restricted stock units. Outstanding employee restricted stock units vest in three to four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2019	2,830	$6.35
Granted	3,144	3.27
Vested	(1,219)	6.56
Forfeited	(339)	4.16
Outstanding at June 30, 2020	4,416	$4.27

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

3.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2020 and December 31, 2019 are as follows:

	As of June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$86,943	$—	$—	$86,943
Securities maturing within one year:
U.S. treasury securities	110,503	312	—	110,815
Corporate debt securities	4,108	—	—	4,108
Total short-term investments	$114,611	$312	$—	$114,923
Total cash and cash equivalents and investments	$201,554	$312	$—	$201,866

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$36,112	$—	$—	$36,112
Securities maturing within one year:
U.S. treasury securities	235,463	94	(10)	235,547
Total short-term investments	$235,463	$94	$(10)	$235,547
Total cash and cash equivalents and investments	$271,575	$94	$(10)	$271,659

There were no realized losses during either of the six months ended June 30, 2020 and 2019, respectively. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of June 30, 2020 and December 31, 2019.

	Assets and Liabilities at Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$86,943	$—	$—	$86,943
Short-term investments	110,815	4,108	—	114,923
Total cash and cash equivalents and investments	$197,758	$4,108	$—	$201,866

	Assets and Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$36,112	$—	$—	$36,112
Short-term investments	235,547	—	—	235,547
Total cash and cash equivalents and investments	$271,659	$—	$—	$271,659

The Company did not have any Level 3 assets or liabilities as of June 30, 2020 or December 31, 2019. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.
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
Refer to Note 8, Impairment Loss on Buildings, for fair value measurement of fixed assets.
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
In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of June 30, 2020, the balance of unamortized debt issuance costs was $0.7 million, which offsets long-term debt on the condensed consolidated balance sheets. As of June 30, 2020, the carrying value of the Convertible Notes was $86.8 million.
The fair value of the Convertible Notes was $44.7 million as of June 30, 2020 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In August 2018, a wholly owned subsidiary of Lexicon entered into a term loan and security agreement, refinancing the previously existing mortgage on its facilities in The Woodlands, Texas (the “Property”). The loan agreement provides for a $12.9 million mortgage on the Property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020. Lexicon incurred $0.4 million of debt issuance costs in connection with the mortgage loan, which offsets the current portion of long-term debt on the condensed consolidated balance sheets and are amortized as interest expense over the two-year term of the loan agreement. As of June 30, 2020, the balance of unamortized debt issuance costs was $0.03 million. The condensed consolidated balance sheet includes mortgage debt, the carrying value of the debt, of $10.5 million as of June 30, 2020 and is included in current portion of long-term debt. The buildings and land that serve as collateral for the mortgage loan are included in property and equipment at $57.6 million and $2.7 million, respectively, before accumulated depreciation, as of June 30, 2020. The fair value of the loan agreement approximates its carrying value.  The fair value of the loan agreement was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

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

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. As of June 30, 2020, the balance of unamortized debt issuance costs was $2.0 million, which offsets long-term debt on the condensed consolidated balance sheets. As of June 30, 2020, the carrying value of the BioPharma Term Loan was $148.0 million.

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
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and has the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials will be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen has paid Lexicon an aggregate of $47.2 million through June 30, 2020, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.8 million milestone upon Ipsen’s first commercial sale in Germany, a $3.8 million milestone upon Ipsen’s first commercial sale in the United Kingdom, a $1.3 million milestone upon Ipsen’s receipt of approval from Health Canada and a $2.3 million milestone upon Ipsen’s first commercial sale in Canada. In addition, Lexicon is eligible to receive from Ipsen (a) up to an aggregate of approximately $9.6 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. Lexicon is also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of XERMELO. Lexicon and Ipsen have entered into a commercial supply agreement pursuant to which Lexicon will supply Ipsen’s commercial requirements of XERMELO, and Ipsen pays an agreed upon transfer price for such commercial supply.
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
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company recognized the $1.7 million allocated to the development services performance obligation over the period of performance as development occurred, and recognized the $0.1 million allocated to the committee participation performance obligation ratably over the period of performance. Milestone payments that are contingent upon the achievement of a substantive milestone are deemed constrained. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. Revenue recognized under the Agreement was $0.2 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively. Royalty revenue of $0.2 million and $0.1 million was recognized for the six months ended June 30, 2020 and 2019, respectively.
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
Under the terms of the Termination Agreement, Lexicon regained all rights to sotagliflozin and assumed full responsibility for the worldwide development and commercialization of sotagliflozin in all indications. Sanofi paid Lexicon $208 million in September 2019, $26 million in March 2020 (less amounts withheld by Sanofi offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by Lexicon under the terms of the Termination Agreement) and is obligated to pay $26 million within twelve months of the Settlement Date, and neither party will owe any additional payments pursuant to the Sanofi Agreement. The parties have cooperated in the transition of responsibility for ongoing clinical studies and other activities, and each party is responsible for its own expenses associated with such transition, subject to certain exceptions. In March 2020, Lexicon announced its plan to close out the clinical studies related to the Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease. Revenue relating to the Termination Agreement was recognized in the third quarter of 2019. Revenue recognized under collaboration agreements with Sanofi was $0.3 million for the six months ended June 30, 2019.

8.           Impairment Loss on Buildings

In July 2020, Lexicon's wholly owned subsidiary entered into a real estate purchase and sale agreement under which Lexicon agreed to sell its facilities in The Woodlands, Texas for a purchase price of $11.5 million. The sale agreement is subject to normal and customary closing conditions, including a study period, which extends until August 24, 2020, during which the purchaser may conduct inspections, analyses and other studies of the property and may terminate the agreement in its discretion. Such sale is also subject to the negotiation and execution by the parties of a leaseback agreement for a period of up to nine months with respect to a portion of the property concurrently with closing.

As of June 30, 2020, the assets are classified as held and used. The Company determined the net carrying value of the buildings and related assets exceeds the estimated purchase price, which is deemed the current fair value, by $1.6 million. As a result, the Company recorded an impairment loss on the buildings in the accompanying condensed consolidated statement of comprehensive loss for the six months ended June 30, 2020.

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

Since our inception, we have incurred significant losses and, as of June 30, 2020, we had an accumulated deficit of $1.5 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$9.2	$9.7	$17.2	$18.9
Dollar decrease	$(0.5)		$(1.7)
Percentage decrease	(5)%		(9)%

•Net product revenue – Net product revenue for the three months ended June 30, 2020 increased 21% to $9.0 million, and for the six months ended June 30, 2020 increased 19% to $16.9 million as compared to the corresponding periods in 2019 from revenues recognized from the sale of XERMELO in the United States. Revenue from sales of bulk tablets of XERMELO to Ipsen were $1.3 million for the three and six months ended June 30, 2019. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.
•Collaborative agreements – Revenue from collaborative agreements for the three and six months ended June 30, 2019 was $0.9 million and $3.3 million, primarily due to revenues recognized from clinical trial activities and a milestone for the first commercial sale in Canada under the collaboration and license agreement with Ipsen.

Cost of Sales

Total cost of sales and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total cost of sales	$0.7	$1.3	$1.3	$1.9
Dollar decrease	$(0.6)		$(0.6)
Percentage decrease	(45)%		(31)%

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. Cost of sales for the three and six months ended June 30, 2019 included costs related to the bulk tablet sales to Ipsen. The pre-commercialization inventory is expected to be sold over approximately the next nine months. As a result, cost of sales for the next nine months will reflect a lower average per unit cost of materials. Cost of sales for each of the three and six months ended June 30, 2020 and 2019 includes $0.4 million and $0.9 million, respectively, of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total research and development expense	$57.3	$12.6	$112.5	$24.7
Dollar increase	$44.7		$87.8
Percentage increase	353%		356%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•Third-party and other services – Third-party and other services for the three months ended June 30, 2020 increased to $48.9 million from $3.2 million, and for the six months ended June 30, 2020 increased to $94.2 million from $5.6 million as compared to the corresponding periods in 2019 primarily due to increases in external clinical development costs relating to sotagliflozin subsequent to the termination of our collaboration with Sanofi. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs for the three months ended June 30, 2020 decreased 16% to $4.5 million, and for the six months ended June 30, 2020 decreased 11% to $10.0 million as compared to the corresponding periods in 2019, primarily due to lower headcount. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expense for each of the three months ended June 30, 2020 and 2019 was $1.9 million, and for the six months ended June 30, 2020 increased 12% to $4.1 million as compared to the corresponding period in 2019, primarily due to shorter vesting periods of the annual restricted stock unit awards granted in recent years.

•Facilities and equipment – Facilities and equipment costs for each of the three months ended June 30, 2020 and 2019 was $0.6 million, and for each of the six months ended June 30, 2020 and 2019 was $1.3 million.

•Other – Other costs for the three months ended June 30, 2020 decreased 12% to $1.3 million as compared to the corresponding period in 2019, primarily due to decreases in travel and continuing medical education grants, and for each of the six months ended June 30, 2020 and 2019 was $2.8 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total selling, general and administrative expense	$14.1	$14.3	$28.8	$28.4
Dollar increase (decrease)	$(0.2)		$0.4
Percentage increase (decrease)	(1)%		2%
Selling, general and administrative expenses consist primarily of personnel costs to sell XERMELO and to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•Personnel – Personnel costs for the three and six months ended June 30, 2020 decreased 4% to $6.8 million and $14.3 million, respectively, as compared to the corresponding periods in 2019, primarily due to lower headcount. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended June 30, 2020 increased 11% to $3.2 million, and for the six months ended June 30, 2020 increased 10% to $6.1 million as compared to the corresponding periods in 2019, primarily due to higher legal fees.

•Stock-based compensation – Stock-based compensation expense for the three months ended June 30, 2020 increased 24% to $2.3 million, and for the six months ended June 30, 2020 increased 30% to $4.6 million as compared to the corresponding periods in 2019, primarily due to shorter vesting periods of the annual restricted stock unit awards granted in recent years.

•Facilities and equipment – Facilities and equipment costs for each of the three months ended June 30, 2020 and 2019 were $0.5 million and for each of the six months ended June 30, 2020 and 2019 were $0.9 million.

•Other – Other costs for the three months ended June 30, 2020 decreased 32% to $1.3 million, and for the six months ended June 30, 2020 decreased 17% to $3.0 million as compared to the corresponding periods in 2019, primarily due to decreases in travel expenses due to the COVID-19 pandemic.
Impairment Loss on Buildings
In July 2020, our subsidiary, Lex-Gen Woodlands, L.P., entered into a real estate purchase and sale agreement to sell our facilities in the Woodlands, Texas. We recognized an impairment loss of $1.6 million as a result of writing down the buildings to the estimated net selling price.
Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense for each of the three months ended June 30, 2020 and 2019 was $5.1 million, and for each of the six months ended June 30, 2020 and 2019 was $10.3 million.

Interest and Other Income, Net. Interest and other income, net for the three months ended June 30, 2020 and 2019 was $0.6 million and $0.7 million, respectively, and for the six months ended June 30, 2020 and 2019 was $1.6 million and $1.5 million, respectively.

Net loss and Net loss per Common Share

Net loss and Net loss per Common Share. Net loss increased to $69.1 million in the three months ended June 30, 2020 from $23.0 million in the corresponding period in 2019. Net loss per common share increased to $0.65 in the three months ended June 30, 2020 from $0.22 in the corresponding period in 2019. Net loss increased to $135.7 million in the six months ended June 30, 2020 from $44.8 million in the corresponding period in 2019. Net loss per common share increased to $1.27 in the six months ended June 30, 2020 from $0.42 in the corresponding period in 2019.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we received under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under financing arrangements with Symphony Icon Holdings LLC.
As of June 30, 2020, we had $201.9 million in cash, cash equivalents and short-term investments. As of December 31, 2019, we had $271.7 million in cash, cash equivalents and short-term investments. We used cash of $68.4 million from operations in the six months ended June 30, 2020. The net loss for the period of $135.7 million was partially offset by a net decrease in operating assets net of liabilities of $54.5 million, non-cash charges of $8.7 million related to stock-based compensation expense, $2.5 million related to depreciation and amortization expense, including amortization of debt issuance costs, and $1.6 million related to the impairment loss. Investing activities provided cash of $120.9 million in the six months ended June 30, 2020, primarily due to net maturities of investments of $120.9 million. Financing activities used cash of $1.7 million, primarily to repurchase $1.0 million of common stock and to repay $0.6 million of debt borrowings.
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
Facilities. In August 2018, our subsidiary, Lex-Gen Woodlands, L.P., entered into a term loan and security agreement, refinancing the previously existing mortgage on our facilities in The Woodlands, Texas. The loan agreement provides for a $12.9 million mortgage on the property and has a two-year term with a 10-year amortization. The mortgage loan bears interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provides for a balloon payment of $10.3 million due in August 2020.

In July 2020, Lex-Gen Woodlands, L.P. entered into a real estate purchase and sale agreement under which we agreed to sell our facilities in The Woodlands, Texas for a purchase price of $11.5 million. Such sale is subject to normal and customary closing conditions, including a study period, which extends until August 24, 2020, during which the purchaser may conduct inspections, analyses and other studies of the property and may terminate the agreement in its discretion. Such sale is also subject to the negotiation and execution by the parties of a leaseback agreement for a period of nine months with respect to a portion of the property concurrently with closing.
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
We had approximately $201.9 million in cash and cash equivalents and short-term investments as of June 30, 2020. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are not subject to interest rate sensitivity on our outstanding Convertible Notes and our BioPharma Term Loan as each generally have a fixed rate of 5.25% and 9% per annum, respectively. The Convertible Notes interest is payable in cash semi-annually in arrears and matures in December 2021, unless earlier converted or repurchased in accordance with their terms. The BioPharma Term Loan bears interest payable quarterly in arrears, and provides for interest-only payments followed by payment of principal at maturity in December 2022.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1-30, 2020	52,318	(1)	$1.96	(2)	—	—
May 1-31, 2020	—		$—		—	—
June 1-30, 2020	—		$—		—	—

(1)  Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in December 2019 under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.

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

Item 6.  Exhibits

Exhibit No.		Description
10.1	—
Real Estate Purchase and Sale Agreement, dated July 10, 2020, between Lex-Gen Woodlands, L.P. and C Cubed Holdings, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 10, 2020 and incorporated by reference herein).

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

Lexicon Pharmaceuticals, Inc.

Date:	July 29, 2020	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	July 29, 2020	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer

Index to Exhibits

Exhibit No.		Description
10.1	—
Real Estate Purchase and Sale Agreement, dated July 10, 2020, between Lex-Gen Woodlands, L.P. and C Cubed Holdings, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 10, 2020 and incorporated by reference herein).

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