Form 10-Q
period 2020-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2020-10-30
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

As of October 26, 2020, 117,474,808 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. ☐

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo are registered trademarks and Zynquista™ is a trademark of Lexicon Pharmaceuticals, Inc.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$52,251	$36,112
Short-term investments	59,195	235,547
Accounts receivable, net	1,383	56,532
Inventory	—	4,243
Prepaid expenses and other current assets	9,109	5,320
Total current assets	121,938	337,754
Property and equipment, net of accumulated depreciation and amortization of $63,795 and $61,741, respectively	11,106	14,047
Goodwill	44,543	44,543
Intangible assets, net	—	19,716
Other assets	1,341	1,655
Total assets	$178,928	$417,715
Liabilities and Equity
Current liabilities:
Accounts payable	$11,734	$12,178
Accrued liabilities	58,497	42,151
Current portion of long-term debt, net of deferred issuance costs	8,691	11,012
Total current liabilities	78,922	65,341
Long-term debt, net of deferred issuance costs	11,629	234,171
Other long-term liabilities	738	1,102
Total liabilities	91,289	300,614
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 117,231 and 106,679 shares issued, respectively	117	106
Additional paid-in capital	1,486,853	1,462,172
Accumulated deficit	(1,394,523)	(1,341,444)
Accumulated other comprehensive income	35	84
Treasury stock, at cost, 793 and 407 shares, respectively	(4,843)	(3,817)
Total stockholders’ equity	87,639	117,101
Total liabilities and equity	$178,928	$417,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net product revenue	$6,542	$8,351	$23,404	$23,763
Collaborative agreements	—	285,910	33	289,209
Royalties and other revenue	92	187	359	374
Total revenues	6,634	294,448	23,796	313,346
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	633	577	1,929	2,457
Research and development, including stock-based compensation of $1,029, $1,698, $5,154 and $5,369, respectively	40,147	26,659	152,629	51,318
Selling, general and administrative, including stock-based compensation of $875, $1,864, $5,440 and $5,370, respectively	11,997	13,898	40,798	42,271
Impairment loss on buildings	—	—	1,600	—
Impairment loss on intangible asset	—	28,638	—	28,638
Total operating expenses	52,777	69,772	196,956	124,684
Other operating income:
Gain on sale of XERMELO	132,818	—	132,818	—
Income (loss) from operations	86,675	224,676	(40,342)	188,662
Loss on debt extinguishments, net	(255)	—	(255)	—
Interest expense	(4,118)	(5,204)	(14,374)	(15,485)
Interest and other income, net	301	600	1,892	2,080
Net income (loss) before taxes	82,603	220,072	(53,079)	175,257
Income tax benefit	—	6,014	—	6,014
Net income (loss)	$82,603	$226,086	$(53,079)	$181,271
Net income (loss) per common share, basic	$0.77	$2.13	$(0.50)	$1.71
Net income (loss) per common share, diluted	$0.71	$1.95	$(0.50)	$1.59

Shares used in computing net income (loss) per common share, basic	107,309	106,272	106,974	106,200
Shares used in computing net income (loss) per common share, diluted	117,552	116,640	106,974	116,742

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(277)	(50)	(49)	48
Comprehensive income (loss)	$82,326	$226,036	$(53,128)	$181,319

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

Lexicon Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2019	106,679	$106	$1,462,172	$(1,341,444)	$84	$(3,817)	$117,101
Stock-based compensation	—	—	4,432	—	—	—	4,432
Issuance of common stock under Equity Incentive Plans	1,032	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(923)	(923)
Net loss	—	—	—	(66,611)	—	—	(66,611)
Unrealized gain on investments	—	—	—	—	776	—	776
Balance at March 31, 2020	107,711	108	1,466,604	(1,408,055)	860	(4,740)	54,777
Stock-based compensation	—	—	4,258	—	—	—	4,258
Issuance of common stock under Equity Incentive Plans	187	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(103)	(103)
Net loss	—	—	—	(69,071)	—	—	(69,071)
Unrealized loss on investments	—	—	—	—	(548)	—	(548)
Balance at June 30, 2020	107,898	108	1,470,862	(1,477,126)	312	(4,843)	(10,687)
Stock-based compensation	—	—	1,904	—	—	—	1,904
Issuance of common stock, net of fees	9,333	9	14,087	—	—	—	14,096
Net income	—	—	—	82,603	—	—	82,603
Unrealized loss on investments	—	—	—	—	(277)	—	(277)
Balance at September 30, 2020	117,231	$117	$1,486,853	$(1,394,523)	$35	$(4,843)	$87,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(53,079)	$181,271
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,590	2,719
Stock-based compensation	10,594	10,739
Amortization of debt issuance costs	995	1,087
Deferred tax benefit	—	(6,014)
Gain on sale of XERMELO assets	(132,818)	—
Impairment loss on buildings	1,600	—
Impairment loss on intangible asset	—	28,638
Loss on debt extinguishments, net	255	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	52,201	(50,917)
Decrease in inventory	345	204
Increase in prepaid expenses and other current assets	(6,008)	(3,305)
Decrease in other assets	314	330
Increase (decrease) in accounts payable and other liabilities	14,281	(645)
Decrease in deferred revenue	—	(25,929)
Net cash (used in) provided by operating activities	(108,730)	138,178
Cash flows from investing activities:
Purchases of property and equipment	(33)	(70)
Proceeds from XERMELO sale	160,385	—
Purchases of investments	(53,197)	(176,987)
Maturities of investments	229,500	130,600
Net cash provided by (used in) investing activities	336,655	(46,457)
Cash flows from financing activities:
Repurchase of common stock	(1,026)	(941)
Repayment of debt borrowings	(210,760)	(963)
Net cash used in financing activities	(211,786)	(1,904)
Net increase in cash and cash equivalents	16,139	89,817
Cash and cash equivalents at beginning of period	36,112	80,386
Cash and cash equivalents at end of period	$52,251	$170,203

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,892	$13,243

Supplemental disclosure of non-cash investing and financing activities:
Liabilities assumed by TerSera from the XERMELO sale	3,180	—
Common stock issued in satisfaction of convertible debt exchanges	14,096	—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020.

The accompanying condensed consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of September 30, 2020, short-term investments consisted of U.S. treasury bills and corporate debt securities. As of December 31, 2019, short-term investments consisted of U.S. treasury bills. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services, net of an allowance for expected credit losses.

Inventory: Inventory was comprised of supplies of XERMELO supporting the Company’s commercialization of the product in the United States. Inventories were determined at the lower of cost or market value, with cost determined under the specific identification method. As of December 31, 2019, inventory in the accompanying condensed consolidated balance sheet consisted of raw materials, work in process and finished goods in the amounts of $3.2 million, $0.2 million and $0.9 million, respectively. See Note 3, Asset Sale, for additional information relating to inventory.

Intangible Assets: Intangible assets, net consisted of in-process research and development acquired in business combinations, which are reported at fair value, less accumulated amortization. During 2017, intangible assets relating to XERMELO of $24.7 million were reclassified from indefinite-lived to finite-lived assets following the approval of XERMELO by the U.S. Food and Drug Administration (the “FDA”). Intangible assets with finite lives are amortized using the straight-line method over their estimated lives. As of December 31, 2019, the net carrying value of the finite-lived intangible assets was $19.7 million. During the three and nine months ended September 30, 2020, the remaining net carrying value of $18.5 million for the intangible assets relating to XERMELO was reduced to zero as a result of the Xermelo sale.

Accrued liabilities: Accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
	2020	2019
	(in thousands)
Accrued research and development services	$50,217	$29,033
Accrued compensation and benefits	6,023	9,644
Short term lease liability	553	553
Other	1,704	2,921
Accrued liabilities	$58,497	$42,151

Revenue Recognition:

Product Revenues

Product revenues consisted of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen Pharma SAS (“Ipsen”). Product revenues were recognized when the customer obtained control of XERMELO, which occurred upon delivery to the customer. The Company recognized product revenue net of applicable reserves for variable consideration, including allowances for customer credits, estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. These estimates were based on the most likely amount method for relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. The Company’s net product revenues reflected the Company’s best estimates of the amounts of consideration to which it was entitled based on the terms of the respective underlying contracts. Product shipping and handling costs were considered a fulfillment activity when control transferred to the Company’s customers and such costs were included in cost of sales.

Collaborative Agreements

Revenues under collaborative agreements include both license revenue and contract research revenue. The Company performs the following five steps in determining the amount of revenue to recognize as it fulfills its performance obligations under each of its agreements: (i) identify the contract(s) with a customer; (ii) identify the performance obligation in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company applies this five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company develops assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

At contract inception, the Company evaluates whether development milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the associated development milestone value is included in the transaction price. Development milestones that are not within the control of the Company or the licensee, including those requiring regulatory approval, are not considered probable of being achieved until those milestones are achieved. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue when (or as) the performance obligation is satisfied. At the end of each reporting period, the Company re-evaluates the probability of achievement of the development milestones and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment.

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

The Company may receive payments from its licensees based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under the relevant agreement. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

Cost of Sales: Cost of sales consisted of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. Product shipping and handling costs are included in cost of sales. Cost of sales also includes the amortization of the in-process research and development intangible asset for XERMELO using the straight-line method over the estimated useful life of 14 years. For the three and nine months ended September 30, 2020, cost of sales in the accompanying condensed consolidated statement of income (loss) includes amortization expense of $0.3 million and $1.2 million, respectively, and for the three and nine months ended September 30, 2019, includes $0.4 million and $1.3 million, respectively.

Research and Development Expenses: Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred.  Technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred. Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company’s estimates of the clinical study costs and costs to transition activities from Sanofi for development of sotagliflozin for type 2 diabetes, heart failure and chronic kidney disease, including the costs to close out those studies, are based on actual costs incurred for activities completed subsequent to the transition date and estimates of the services to be received and efforts to be expended pursuant to contracts with multiple vendors and the contract research organization that has conducted and managed and is now closing out the clinical studies on its behalf. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the vendors and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Stock-Based Compensation:  The Company recognizes compensation expense in its condensed consolidated statements of comprehensive loss for share-based payments, including stock options and restricted stock units granted to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for stock options granted in the nine months ended September 30, 2020 and 2019:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2020:
Employees	91%	1.3%	4	—%
Officers and non-employee directors	78%	1.4%	8	—%
September 30, 2019:
Employees	88%	2.2%	4	—%
Officers and non-employee directors	78%	2.6%	8	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2020:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2019	7,695	$8.95
Granted	3,445	3.25
Expired	(236)	12.91
Forfeited (1)	(1,909)	5.71
Outstanding at September 30, 2020	8,995	7.35
Exercisable at September 30, 2020	5,108	$9.63
(1) In connection with the reduction in force in September 2020, unvested stock options were forfeited or cancelled.

During the nine months ended September 30, 2020, Lexicon also granted its employees annual restricted stock units. Outstanding employee restricted stock units vest in three to four annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2019	2,830	$6.35
Granted	3,144	3.27
Vested	(1,219)	6.56
Forfeited (1)	(1,892)	4.13
Outstanding at September 30, 2020	2,863	$4.35
 (1) In connection with the reduction in force in September 2020, unvested restricted stock units were forfeited or cancelled.

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

2.           Recent Accounting Pronouncements
In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This targeted amendment to Topic 808 clarifies that certain transactions resulting from a collaborative agreement should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer for a good or service that is a distinct unit-of-account. This amendment is effective for fiscal years, and interim periods within years presented, beginning after December 15, 2019, and should be applied retrospectively to the date of initial application of Topic 606. The Company has applied the provisions of Topic 606 to account for its transactions for collaboration arrangements, including recognition, measurement, presentation and disclosure requirement, and adoption of this ASU did not have a material impact on the condensed consolidated financial statements.

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

3.           Asset Sale
In September 2020, the Company completed the sale of its XERMELO® (telotristat ethyl) product and related assets (the “XERMELO sale”) to TerSera Therapeutics LLC (“TerSera”) pursuant to an Asset Purchase and Sale Agreement entered into in July 2020. The upfront consideration paid by TerSera, subject to a working capital adjustment as set forth in the Asset Purchase and Sale Agreement, was $160.4 million and the net gain recognized in connection with the XERMELO sale was $132.8 million. The gain is reflected on the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2020.

The Company remains eligible to receive development, regulatory and sales milestone payments of up to an aggregate of $65 million for the development and commercialization of telotristat ethyl in patients with biliary tract cancer and mid-teens royalty payments on net sales of XERMELO in biliary tract cancer. The Company has determined that these amounts are constrained until the achievement, if any, of specific events. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall gain in connection with the XERMELO sale and recognize an adjustment on a cumulative catch-up basis in the period that the determination is made.

The XERMELO sale did not meet the criteria for reporting discontinued operations as there was not a strategic shift that has (or will have) a major effect on the Company’s operations. For the three and nine months ended September 30, 2020, the pretax net loss on the condensed consolidated statement of comprehensive income (loss) for the Company’s XERMELO operations is $2.1 million and $12.1 million, respectively, and for the three and nine months ended September 30, 2019, the pretax net loss for the Company’s XERMELO operations is $4.1 million and $10.8 million, respectively.
As a result of the XERMELO sale, the Company implemented a reduction in force which reduced its workforce by approximately fifty percent. The Company currently expects severance charges to approximate $5.7 million, of which $5.5 million was incurred through September 30, 2020. Of this charge, $2.5 million was recorded in research and development expense and $3.0 million was recorded in selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2020.

4.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2020 and December 31, 2019 are as follows:

	As of September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$52,251	$—	$—	$52,251
Securities maturing within one year:
U.S. treasury securities	38,796	40	—	38,836
Corporate debt securities	20,364	1	(6)	20,359
Total short-term investments	$59,160	$41	$(6)	$59,195
Total cash and cash equivalents and investments	$111,411	$41	$(6)	$111,446

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$36,112	$—	$—	$36,112
Securities maturing within one year:
U.S. treasury securities	235,463	94	(10)	235,547
Total short-term investments	$235,463	$94	$(10)	$235,547
Total cash and cash equivalents and investments	$271,575	$94	$(10)	$271,659

There were no realized losses during either of the nine months ended September 30, 2020 and 2019, respectively. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of September 30, 2020 and December 31, 2019.

	Assets and Liabilities at Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$52,251	$—	$—	$52,251
Short-term investments	38,836	20,359	—	59,195
Total cash and cash equivalents and investments	$91,087	$20,359	$—	$111,446

	Assets and Liabilities at Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$36,112	$—	$—	$36,112
Short-term investments	235,547	—	—	235,547
Total cash and cash equivalents and investments	$271,659	$—	$—	$271,659

The Company did not have any Level 3 assets or liabilities as of September 30, 2020 or December 31, 2019. Transfers between levels are recognized at the actual date of the circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.
The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include goodwill associated with the acquisitions of Coelacanth Corporation in 2001 and Symphony Icon, Inc. in 2010, and intangible assets associated with the acquisition of Symphony Icon, Inc. in 2010. For these assets, measurement at fair value in periods subsequent to their initial recognition is applicable if one or more is determined to be impaired.
Refer to Note 6, Debt Obligations, for fair value measurements of debt obligations.
Refer to Note 9, Impairment Loss on Buildings, for fair value measurement of fixed assets.
6.          Debt Obligations
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
In September 2020, the Company entered into separate, privately negotiated exchange agreements to exchange $75.8 million aggregate principal amount of the Convertible Notes for consideration valued at 85% of the principle amount of the Convertible Notes. In September 2020, the Company issued 9,332,471 shares of the Company’s common stock and paid $44.0 million in cash, which included $1.1 million of accrued interest, to exchange $67.1 million aggregate principal amount of such Convertible Notes. The Company recorded the exchanges under the accounting requirements for debt extinguishment of convertible instruments. As a result, a debt extinguishment gain of $8.4 million was recorded and is included in the accompanying condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2020. As of September 30, 2020, the carrying value of the remaining Convertible Notes was $20.0 million.
In October 2020, the Company issued 1,036,484 shares of the Company’s common stock and paid $6.0 million in cash, which included $0.2 million of accrued interest, to exchange an additional $8.8 million aggregate principal amount of such Convertible Notes. As of September 30, 2020, these notes are included in the current portion of long-term debt, net of deferred issuance costs in the accompanying condensed consolidated balance sheet.

The remaining Convertible Notes are governed by an indenture (the “Indenture”), dated as of November 26, 2014, between the Company and Wells Fargo Bank, N.A., as trustee. The Convertible Notes bear interest at a rate of 5.25% per year, payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2015. The Convertible Notes mature on December 1, 2021. The Company may not redeem the Convertible Notes prior to the maturity date, and no sinking fund is provided for the Convertible Notes.
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
In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of September 30, 2020, the balance of unamortized debt issuance costs was $0.13 million, which was adjusted in September 2020 upon execution of the exchange agreements and offsets long-term debt on the condensed consolidated balance sheets.
The fair value of the remaining Convertible Notes was $15.4 million as of September 30, 2020 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
Mortgage Loan.  In August 2018, a wholly owned subsidiary of Lexicon entered into a term loan and security agreement, refinancing the previously existing mortgage on its facilities in The Woodlands, Texas (the “Property”). The loan agreement provided for a $12.9 million mortgage on the Property and had a two-year term with a 10-year amortization. The mortgage loan bore interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provided for a balloon payment of $10.3 million, which was paid in full in August 2020. At December 31, 2019, the condensed consolidated balance sheet includes mortgage debt, the carrying value of the debt, of $11.0 million and is included in current portion of long-term debt. The fair value of the loan agreement approximated its carrying value.  The fair value of the loan agreement was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

BioPharma Term Loan.  In December 2017, Lexicon entered into a loan agreement with BioPharma under which $150.0 million was funded in December 2017 (the “BioPharma Term Loan”). The BioPharma Term Loan was scheduled to mature in December 2022, bore interest at 9% per year, subject to additional interest if an event of default occurred and was continuing, and was payable quarterly.

The BioPharma Term Loan was subject to mandatory prepayment provisions that required prepayment upon a change of control or receipt of proceeds from certain non-ordinary course transfers of assets. The Company repaid the BioPharma Term Loan in whole, together with required prepayment and make-whole premiums, upon closing of the XERMELO sale in September 2020. The Company recorded the repayment under the accounting requirements for debt extinguishment and as a result, a loss of $8.6 million was recognized and is included in the accompanying condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2020.

The Company’s obligations under the BioPharma Term Loan were secured by a first lien security interest in substantially all of the assets of the Company and certain of its subsidiaries, other than its facilities in The Woodlands, Texas. The loan agreement contained certain customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and certain of its subsidiaries, including among other things, covenants restricting dispositions, fundamental changes in the business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. If an event of default occurred and was continuing, all amounts outstanding under the BioPharma Term Loan may have been declared immediately due and payable.

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs. The debt issuance costs were being amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. The remaining balance of the debt issuance costs were written off and included as part of the debt extinguishment loss.

At December 31, 2019, the fair value of the BioPharma Term Loan approximated its carrying value. The fair value of the BioPharma Term Loan was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

7.            Commitments and Contingencies

Legal Proceedings.  On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against the Company and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. The Company’s motion to dismiss was granted and the action was dismissed with prejudice by the District Court on August 14, 2020. The lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit on September 11, 2020. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from its Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

Sanofi Arbitration. On October 16, 2020, the Company initiated arbitration proceedings against Sanofi-Aventis Deutschland GmbH (“Sanofi”) seeking to recover damages for breach of contract relating to the Termination and Settlement Agreement and Mutual Releases with Sanofi, dated September 9, 2019 (the “Termination Agreement”). In September 2020, Sanofi withheld approximately $23.2 million from the final $26 million payment due to the Company under the Termination Agreement, offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by the Company under the terms of the Termination Agreement. The Company disputes that at least a significant portion of such costs are properly reimbursable by the Company under the terms of the Termination Agreement and asserts that, in any event, Sanofi was not permitted to withhold any of such costs under the terms of the Termination Agreement. The Company is seeking payment of up to $23.2 million in such disputed costs, together with late interest and attorneys’ fees and costs.

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
Ipsen. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of XERMELO outside of the United States and Japan (the “Licensed Territory”). The Ipsen Agreement was assigned to TerSera in September 2020 in connection with the XERMELO sale.
Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen was responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and had the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials were to be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen paid Lexicon an aggregate of $47.2 million through September 30, 2020, consisting of $24.5 million in upfront payments and a $6.4 million milestone payment upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.8 million milestone upon Ipsen’s first commercial sale in Germany, a $3.8 million milestone upon Ipsen’s first commercial sale in the United Kingdom, a $1.3 million milestone upon Ipsen’s receipt of approval from Health Canada and a $2.3 million milestone upon Ipsen’s first commercial sale in Canada. In addition, Lexicon was eligible to receive from Ipsen (a) up to an aggregate of approximately $9.6 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Milestone payments that were contingent upon the achievement of a substantive milestone were deemed constrained. Lexicon was also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of XERMELO. Lexicon and Ipsen had entered into a commercial supply agreement pursuant to which Lexicon supplied Ipsen’s commercial requirements of XERMELO, and Ipsen paid an agreed upon transfer price for such commercial supply.
The Company considered the following as its performance obligations with respect to the revenue recognition of the $24.5 million upfront payments:
•The exclusive license granted to Ipsen to develop and commercialize XERMELO in the Licensed Territory;
•The development services Lexicon was performing for XERMELO;
•The obligation to participate in committees which governed the development of XERMELO until commercialization; and
•The obligation to supply commercial supply of XERMELO under a commercial supply agreement.

The Company determined that the license had stand-alone value because it was an exclusive license that gave Ipsen the right to develop and commercialize XERMELO or to sublicense its rights. In addition, at the time of the agreement, it would have been possible for Ipsen or another third party to conduct clinical trials without assistance from Lexicon. As a result, the Company considered the license and the development services under the Ipsen Agreement to be separate performance obligations. The Company recognized the portion of the transaction price allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company recognized as revenue the amount allocated to the development services and the obligation to participate in committees over the period of time Lexicon performed the services, which was completed in 2018.
The Company determined that the commercial supply agreement was a contingent deliverable at its onset. There was inherent uncertainty in obtaining regulatory approval at the time of entry into the commercial supply agreement, thus making the applicability of the commercial supply agreement outside the control of Lexicon and Ipsen. As a result, the Company determined the commercial supply agreement did not meet the definition of a performance obligation that needed to be accounted for at the inception of the arrangement. The Company also determined that there was no significant and incremental discount related to the commercial supply agreement that should have been accounted for at the inception of the arrangement.
The Company determined that the initial transaction price was the $24.5 million in upfront payments because they were the only payments that were fixed and determinable at the inception of the arrangement. There was considerable uncertainty at the date of the agreement as to whether Lexicon would earn milestone payments, royalty payments or payments for finished drug product. As such, the Company did not include those payments in the transaction price. The Company allocated the transaction price based on the relative best estimate of selling price of each performance obligation. The Company estimated the selling price of the license deliverable by applying a probability-based income approach utilizing an appropriate discount rate. The significant inputs the Company used to determine the projected income of the license included: estimated future product sales, estimated cost of goods sold, estimated operating expenses, income taxes, and an appropriate discount rate. The Company estimated the selling price of the development services by using internal estimates of the cost to hire third parties to perform the services over the expected period to perform the development. The Company estimated the selling price of the obligation to participate in committees by using internal estimates of the number of internal hours and salary and benefits costs to perform these services.
As a result of the allocation, the Company recognized $21.2 million of the $24.5 million in upfront payments for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company recognized the $1.7 million allocated to the development services performance obligation over the period of performance as development occurred, and recognized the $0.1 million allocated to the committee participation performance obligation ratably over the period of performance. Milestone payments that were contingent upon the achievement of a substantive milestone were deemed constrained. If or when the constraint was determined to be resolved, the Company would re-evaluate the overall transaction price and recognize an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. Revenue recognized under the Ipsen Agreement was $0.3 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. Royalty revenue of $0.3 million was recognized for each of the nine months ended September 30, 2020 and 2019, respectively.
Sanofi. In November 2015, Lexicon entered into a Collaboration and License Agreement, which was subsequently amended in July 2017 (collectively, the “Sanofi Agreement”), with Sanofi for the worldwide development of Lexicon’s diabetes drug candidate sotagliflozin. In December 2016, Sanofi terminated its rights under the Sanofi Agreement with respect to Japan.
Effective as of September 9, 2019 (the “Settlement Date”), Lexicon entered into the Termination Agreement with Sanofi, pursuant to which the Sanofi Agreement was terminated and certain associated disputes between Lexicon and Sanofi were settled.
Under the terms of the Termination Agreement, Lexicon regained all rights to sotagliflozin and assumed full responsibility for the worldwide development and commercialization of sotagliflozin in all indications. Sanofi paid Lexicon $208 million in September 2019 and $26 million in each of March and September 2020 (less amounts withheld by Sanofi offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by Lexicon under the terms of the Termination Agreement), and neither party will owe any additional payments pursuant to the Sanofi Agreement. The parties have cooperated in the transition of responsibility for ongoing clinical studies and other activities, and each party is responsible for its own expenses associated with such transition, subject to certain exceptions. See Note 7, Commitments and Contingencies, for additional information. In March 2020, Lexicon announced its plan to close out the clinical studies related to the Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease. Revenue relating to the Termination Agreement was recognized in the third quarter of 2019. Revenue recognized under the Sanofi Agreement was $286.0 million for the nine months ended September 30, 2019.

9.           Impairment Loss on Buildings

In October 2020, Lex-Gen Woodlands, L.P. entered into a real estate purchase and sale agreement under which the Company agreed to sell its facilities in The Woodlands, Texas for a purchase price of $11.9 million. The sale agreement is subject to normal and customary closing conditions, including a study period, which extends until November 20, 2020, during which the purchaser may conduct inspections, analyses and other studies of the property and may terminate the agreement at its discretion. The property did not meet the criteria for classification as held for sale at September 30, 2020. Due to the negotiations to sell the property in 2020, the Company evaluated for impairment and recognized an impairment charge of $1.6 million in the second quarter of 2020 in order to reduce the carrying value of the property to its estimated fair value, less estimated selling costs.

10.    Earnings (Loss) Per Share

The following is a summary of Lexicon’s earnings (loss) per share calculations and reconciliations of basic to diluted earnings (loss) per share.

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$82,603	$226,086	$(53,079)	$181,271
Add interest on Convertible Notes	1,258	1,277	—	3,790
Adjusted net income (loss)	$83,861	$227,363	$(53,079)	$185,061

Denominator:
Shares used in computing net income (loss) per common share, basic	107,309	106,272	106,974	106,200
Add effect of potential dilutive securities:
Share based compensation awards	51	3	—	177
Convertible Notes	10,192	10,365	—	10,365
Shares used in computing net income (loss) per common share, diluted	117,552	116,640	106,974	116,742

Net income (loss) per share - basic	$0.77	$2.13	$(0.50)	$1.71
Net income (loss) per share - diluted	$0.71	$1.95	$(0.50)	$1.59

For periods presented with a net loss, the weighted average number of shares outstanding are the same for both basic and diluted net loss per common share. The average number of shares associated with stock options and restricted stock units that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future was 11,773 and 10,576, respectively, for the three months ended September 30, 2020 and 2019, and 11,859 and 8,452, respectively, for the nine months ended September 30, 2020 and 2019. For periods presented with a net loss, the shares associated with the Convertible Notes are not included in the computation of diluted earnings per share because they are antidilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives. We are devoting most of our resources to the research and development of our most advanced drug candidates:

•We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We identified the target of LX9211, adapter-associated kinase 1, or AAK1, in our target discovery efforts as a promising approach for the treatment of neuropathic pain, and identified LX9211 and another development candidate in a neuroscience drug discovery alliance with Bristol-Myers Squibb from which we hold exclusive development and commercialization rights. In preclinical studies, LX9211 demonstrated central nervous system penetration and reduction in pain behavior in multiple models of neuropathic pain, and has been demonstrated not to affect opiate pathways. We have reported top-line results from two Phase 1 clinical trials of LX9211, and are now conducting a Phase 2 clinical trial of LX9211 in diabetic peripheral neuropathic pain and preparing to initiate a second Phase 2 clinical trial of LX9211 in post-herpetic neuralgia.
•We are developing Zynquista™ (sotagliflozin), an orally-delivered small molecule drug candidate, as a treatment for type 1 diabetes, in support of which we completed a Phase 3 program involving approximately 3,000 patients with type 1 diabetes. The FDA has issued a complete response letter regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and has confirmed that position in denying two appeals of the complete response letter. Zynquista has been approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index ≥ 27 kg/m2, who could not achieve adequate glycemic control despite optimal insulin therapy, but has not yet been commercially launched.
We have recently completed a Phase 3 development program for sotagliflozin in type 2 diabetes involving approximately 5,000 patients across nine studies (exclusive of outcomes studies), and are completing the close-out of two outcomes studies involving approximately 10,500 and 1,200 patients, respectively, with primary endpoints evaluating a composite of total cardiovascular death, hospitalizations for heart failure and urgent visits for heart failure.

•We are conducting preclinical research and development and preparing to conduct clinical development of compounds from a number of additional drug discovery and development programs.
In September 2020, we completed the sale of our XERMELO® (telotristat ethyl) product and related assets to TerSera Therapeutics LLC, or TerSera. We commercially launched XERMELO following regulatory approval in the United States in February 2017 for the treatment of carcinoid syndrome diarrhea in combination with SSA therapy in adults inadequately controlled by SSA therapy. In connection with the sale, TerSera assumed responsibility for the continued development of XERMELO as a treatment for biliary tract cancer, currently in a Phase 2 clinical trial. We are eligible to receive development, regulatory and sales milestone payments from TerSera of up to an aggregate of $65 million for the development and commercialization of XERMELO in patients with biliary tract cancer and mid-teens percentage royalty payments from TerSera on net sales of XERMELO in biliary tract cancer.

Sotagliflozin, XERMELO and compounds from a number of additional drug discovery and development programs originated from our own internal drug discovery efforts, and LX9211 and other compounds targeting AAK1 originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb. These efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including the success of our ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our ability to effectively close out the Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease in a timely manner; TerSera’s ability to successfully develop and commercialize XERMELO for biliary tract cancer and our receipt of milestone payments and royalties from such efforts; our success in establishing new collaborations and licenses; and general and industry-specific economic conditions which may affect research and development expenditures.

Future revenues from our sale of XERMELO to TerSera are uncertain because they depend on the achievement of milestones and payment of royalties we earn from TerSera’s development and commercialization of XERMELO in biliary tract cancer. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our drug candidates, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of September 30, 2020, we had an accumulated deficit of $1.4 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$6.6	$294.4	$23.8	$313.3
Dollar decrease	$(287.8)		$(289.5)
Percentage decrease	(98)%		(92)%

•Net product revenue – Net product revenue recognized from the sale of XERMELO in the United States for the three months ended September 30, 2020 decreased 22% to $6.5 million as compared to the corresponding period in 2019, due to the Xermelo sale on September 8, 2020. Net product revenue for the nine months ended September 30, 2020 increased 4% to $23.4 million as compared to the corresponding period in 2019. Revenue from sales of bulk tablets of XERMELO to Ipsen were $1.3 million for the nine months ended September 30, 2019. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.
•Collaborative agreements – Revenue from collaborative agreements for the three and nine months ended September 30, 2019 was $285.9 million and $289.2 million. Revenue from collaborative agreements for the three and nine months ended September 30, 2019 included $260 million from the Termination Agreement with Sanofi and recognition of amounts allocated to the performance obligation for development activities of sotagliflozin in the Sanofi Agreement.

Cost of Sales

Total cost of sales and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total cost of sales	$0.6	$0.6	$1.9	$2.5
Dollar decrease	$0.0		$(0.6)
Percentage decrease	0%		(21)%

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. Cost of sales for the nine months ended September 30, 2019 included costs related to the bulk tablet sales to Ipsen. Cost of sales for the three and nine months ended September 30, 2020 includes $0.3 million and $1.2 million, respectively, and for the three and nine months ended September 30, 2019 includes $0.4 million and $1.3 million, respectively, of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total research and development expense	$40.1	$26.7	$152.6	$51.3
Dollar increase	$13.5		$101.3
Percentage increase	51%		197%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•Third-party and other services – Third-party and other services for the three months ended September 30, 2020 increased to $31.7 million from $18.5 million, and for the nine months ended September 30, 2020 increased to $125.9 million from $24.0 million as compared to the corresponding periods in 2019 primarily due to increases in external clinical development costs relating to sotagliflozin subsequent to the termination of our collaboration with Sanofi. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs for the three months ended September 30, 2020 increased 18% to $5.6 million as compared to the corresponding period in 2019, primarily due to the severance costs related to the reduction in force of our personnel in September 2020, partially offset by the lower costs related to employee salaries and management bonuses. For the nine months ended September 30, 2020, personnel costs decreased 3% to $15.6 million as compared to the corresponding period in 2019, primarily due to lower headcount as a result of the reduction in force, partially offset by the severance costs. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2020 decreased 39% to $1.0 million, and for the nine months ended September 30, 2020 decreased 4% to $5.2 million as compared to the corresponding periods in 2019, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs for each of the three months ended September 30, 2020 and 2019 was $0.7 million, and for each of the nine months ended September 30, 2020 and 2019 was $2.0 million.

•Other – Other costs for the three months ended September 30, 2020 increased 14% to $1.2 million, and for the nine months ended September 30, 2020 increased 4% to $4.0 million as compared to the corresponding periods in 2019, primarily due to increases in our insurance costs, partially offset by lower costs of travel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total selling, general and administrative expense	$12.0	$13.9	$40.8	$42.3
Dollar decrease	$(1.9)		$(1.5)
Percentage decrease	(14)%		(3)%
Selling, general and administrative expenses consist primarily of personnel costs to sell XERMELO and to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•Personnel – Personnel costs for the three months ended September 30, 2020 increased 17% to $7.7 million, and for the nine months ended September 30, 2020 increased 2% to $21.9 million as compared to the corresponding periods in 2019, primarily due to the severance costs related to the reduction in force of our personnel in September 2020, partially offset by the lower costs related to employee salaries and management bonuses. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended September 30, 2020 decreased 38% to $2.0 million, and for the nine months ended September 30, 2020 decreased 8% to $8.1 million as compared to the corresponding periods in 2019, primarily due to lower marketing expenses and legal fees.

•Stock-based compensation – Stock-based compensation expense for the three months ended September 30, 2020 decreased 53% to $0.9 million as compared to the corresponding period in 2019, and for each of the nine months ended September 30, 2020 and 2019 was $5.4 million. The decrease was due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs for each of the three months ended September 30, 2020 and 2019 were $0.5 million and for each of the nine months ended September 30, 2020 and 2019 were $1.4 million.

•Other – Other costs for the three months ended September 30, 2020 decreased 45% to $1.0 million, and for the nine months ended September 30, 2020 decreased 26% to $3.9 million as compared to the corresponding periods in 2019, primarily due to decreases in travel expenses due to the COVID-19 pandemic.
Gain on the sale of XERMELO
In September 2020, a gain of $132.8 million was recognized in connection with the sale of XERMELO and related assets to TerSera.
Impairment Loss on Buildings
In the second quarter of 2020, we began negotiations to sell our facilities in the Woodlands, Texas. We recognized an impairment loss of $1.6 million as a result of writing down the buildings to the estimated net selling price.
Impairment Loss on Intangible Asset
In September 2019, an impairment loss of $28.6 million was recognized to an indefinite lived intangible asset associated with the 2010 acquisition of Symphony Icon, due to the decision to terminate research and development activities related to a program for irritable bowel syndrome that was among the assets acquired.
Loss on Debt Extinguishments, Net
Immediately following the closing of the sale of XERMELO and related assets to TerSera in September 2020, we repaid term borrowings of $150.0 million to BioPharma Credit PLC and BioPharma Credit Investments IV Sub LP. A debt extinguishment loss of $8.6 million was recognized.
In September 2020, we entered into separate, privately negotiated exchange agreements to exchange $67.1 million aggregate principal amount of its 5.25% Convertible Senior Notes due 2021, or the Convertible Notes. As a result, a debt extinguishment gain of $8.4 million was recognized.
Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense for the three months ended September 30, 2020 and 2019 was $4.1 million and $5.2 million, and for the nine months ended September 30, 2020 and 2019 was $14.4 million and $15.5 million.

Interest and Other Income, Net. Interest and other income, net for the three months ended September 30, 2020 and 2019 was $0.3 million and $0.6 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $1.9 million and $2.1 million, respectively.

Net Income (Loss) and Net Income (Loss) per Common Share

Net income (loss) and Net income (loss) per Common Share. Net income was $82.6 million, or $0.71 per diluted share, in the three months ended September 30, 2020 as compared to $226.1 million, or $1.95 per diluted share, in the corresponding period in 2019. Net loss was $53.1 million, or $0.50 per share, in the nine months ended September 30, 2020 as compared to net income of $181.3 million, or $1.59 per diluted share, in the corresponding period in 2019.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we received under our strategic and other collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts, third party financing arrangements and financing under debt and lease arrangements.
As of September 30, 2020, we had $111.4 million in cash, cash equivalents and short-term investments. As of December 31, 2019, we had $271.7 million in cash, cash equivalents and short-term investments. We used cash of $108.7 million from operations in the nine months ended September 30, 2020. This consisted primarily of the net loss for the period of $53.1 million and gain from the sale of XERMELO and related assets to TerSera of $132.8 million, partially offset by a net decrease in operating assets net of liabilities of $61.1 million, non-cash charges of $10.6 million related to stock-based compensation expense, $3.6 million related to depreciation and amortization expense, including amortization of debt issuance costs, $1.6 million related to the impairment loss and $0.3 million related to the net loss of debt extinguishments. Investing activities provided cash of $336.7 million in the nine months ended September 30, 2020, primarily due to $176.3 million of net maturities of investments and $160.4 million of proceeds from the sale of XERMELO. Financing activities used cash of $211.8 million, primarily to repay $210.8 million of debt borrowings and to repurchase $1.0 million of common stock.
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
In September 2020, we initiated a Phase 2 clinical trial of LX9211 in diabetic peripheral pain. As a result of the commencement of the Phase 2 trial, we were required to make a royalty payment of $2.5 million, which was paid in October 2020.
Facilities. In October 2020, Lex-Gen Woodlands, L.P. entered into a real estate purchase and sale agreement under which we agreed to sell our facilities in The Woodlands, Texas for a purchase price of $11.9 million. Such sale is subject to normal and customary closing conditions, including a study period, which extends until November 20, 2020, during which the purchaser may conduct inspections, analyses and other studies of the property and may terminate the agreement in its discretion. Such sale is also subject to the negotiation and execution by the parties of a month-to-month leaseback agreement for up to six months with respect to a portion of the property concurrently with closing.
In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease.
Our future capital requirements will be substantial and will depend on many factors, including the success of our ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our ability to effectively close out the Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease in a timely manner; TerSera’s ability to successfully develop and commercialize XERMELO for biliary tract cancer and our receipt of milestone payments and royalties from such efforts; our success in establishing new collaborations and licenses; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to successfully complete our nonclinical and clinical development efforts with respect to sotagliflozin, LX9211 and our other drug candidates and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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
We had approximately $111.4 million in cash and cash equivalents and short-term investments as of September 30, 2020. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are not subject to interest rate sensitivity on our outstanding Convertible Notes as they generally have a fixed rate of 5.25% per annum. The Convertible Notes interest is payable in cash semi-annually in arrears and matures in December 2021, unless earlier converted or repurchased in accordance with their terms.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

Item 1.  Legal Proceedings

Securities Class Action Litigation. On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against us and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. Our motion to dismiss was granted and the action was dismissed with prejudice by the District Court on August 14, 2020. The lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit on September 11, 2020. The lawsuit purports to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

Sanofi Arbitration. On October 16, 2020, we initiated arbitration proceedings against Sanofi-Aventis Deutschland GmbH, or Sanofi, seeking to recover damages for breach of contract relating to the Termination and Settlement Agreement and Mutual Releases with Sanofi, dated September 9, 2019. In September 2020, Sanofi withheld approximately $23.2 million from the final $26 million payment due to us under the termination and settlement agreement, offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by us under the terms of the termination and settlement agreement. We dispute that at least a significant portion of such costs are properly reimbursable by us under the terms of the termination and settlement agreement and assert that, in any event, Sanofi was not permitted to withhold any of such costs under the terms of the termination and settlement agreement. We are seeking payment of up to $23.2 million in such disputed costs, together with late interest and attorneys’ fees and costs.

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
Risks Related to Our Business and Industry
•We face business disruption and related risks resulting from the outbreak of the novel coronavirus, or COVID-19, including delays in the enrollment of ongoing clinical trials and the initiation of planned clinical trials and other operational impacts, each of which could have a material adverse effect on our business.

•We depend on our ability to obtain regulatory approval in the United States for sotagliflozin in type 1 diabetes. If we fail to obtain such regulatory approval or fail to successfully commercialize sotagliflozin for type 1 diabetes in the United States upon regulatory approval, our business will suffer and our stock price will likely decline.

•We depend on our ability to effectively close out two outcomes studies evaluating the effect of sotagliflozin on cardiovascular death and heart failure and involving approximately 10,500 and 1,200 patients, respectively. If we fail to effectively close out such clinical trials on the anticipated timelines, our cash position will suffer and our stock price will likely decline.

•We depend on TerSera’s ability to successfully develop and commercialize XERMELO for biliary tract cancer and our receipt of milestone payments and royalties from such efforts. If TerSera does not successfully complete such development and commercialization activities, we will not receive milestone payment and royalties relating to such efforts, our cash position will suffer and our stock price will likely decline.

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

•If we are unable to establish an effective and specialized sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize any products that we or our collaborators may develop.

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

Risks Related to Our Capital Requirements and Financial Results
•We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our research and development programs. If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.

•We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

•Our operating results have been and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

Risks Related to Our Relationships with Third Parties
•We are significantly dependent upon our ability to establish collaborations with pharmaceutical and biotechnology companies for the development and commercialization of pharmaceutical products. If we are unable to establish such collaborations or if pharmaceutical products are not successfully and timely developed and commercialized under such collaborations, our opportunities to generate revenues from pharmaceutical products we develop will be greatly reduced.

•Conflicts with our collaborators could jeopardize the success of our collaborative agreements and harm our product development efforts.

•We rely on third parties to carry out our nonclinical studies and clinical trials, which may harm or delay our research and development efforts.

•We lack the capability to manufacture materials for nonclinical studies and clinical trials and rely on third parties to manufacture our drug candidates, which may harm or delay our research and development efforts.

Risks Related to Our Intellectual Property
•If we are unable to adequately protect our intellectual property, third parties may be able to use our products and technologies, which could adversely affect our ability to compete in the market.

•We may be involved in patent litigation and other disputes regarding intellectual property rights and may require licenses from third parties for our planned nonclinical and clinical development activities. We may not prevail in any such litigation or other dispute or be able to obtain required licenses.

•Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business and reputation.

•We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Risks Related to Employees and Facilities Operations
•If we are unable to manage any future growth, our business, financial condition, results of operations and prospects may be adversely affected.

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

•Conversion of the Convertible Senior Notes may dilute the ownership interest of our existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.

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

Item 5. Other Information

Entry into a Material Definitive Agreement

On October 30, 2020, we entered into an Open Market Sale AgreementSM (the “Agreement”) with Jefferies LLC, as sales agent (the “Jefferies”), pursuant to which we may offer and sell, from time to time, through Jefferies, shares of our common stock, par value $0.001, having an aggregate sales price of up to $50,000,000 (the “Shares”).

We are not obligated to sell any Shares under the Agreement. Subject to the terms and conditions of the Agreement, Jefferies will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations to sell Shares from time to time based upon our instructions, including any price, time or size limits specified by us, subject to certain limitations. Under the Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including block transactions, sales made directly on the Nasdaq Global Select Market or sales made into any other existing trading market of our common stock.

The Shares will be issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-234568), filed November 7, 2019 and effective as of November 18, 2019. We will file a prospectus supplement with the SEC on October 30, 2020 in connection with the offer and sale of the Shares pursuant to the Agreement.

We will pay Jefferies a commission equal to 3.0% of the gross proceeds from each sale of Shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. The Agreement will terminate as set forth in the Agreement.

The foregoing description of the Agreement in this quarterly report on Form 10-Q does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 1.1 hereto and is incorporated herein by reference.

Vinson & Elkins L.L.P., our counsel, has issued a legal opinion relating to the validity of the Shares being offered pursuant to the Agreement. A copy of such legal opinion, including the consent included therein, is filed as Exhibit 5.1 to this quarterly report on Form 10-Q and is incorporated herein by reference.

This quarterly report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any Shares under the Agreement nor shall there be any sale of such Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6.  Exhibits

Exhibit No.		Description
*1.1	—	Open Market Sale AgreementSM, dated October 30, 2020, with Jefferies LLC
*5.1	—	Opinion of Vinson & Elkins L.L.P.
†10.1	—	Asset Purchase and Sale Agreement, dated July 29, 2020, with TerSera Therapeutics LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 8, 2020 and incorporated by reference herein).
10.2	—	First Amendment to Asset Purchase and Sale Agreement, dated August 10, 2020, with TerSera Therapeutics LLC (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 8, 2020 and incorporated by reference herein).
*23.1	—	Consent of Vinson & Elkins L.L.P (included in Exhibit 5.1)
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________

*	Filed herewith.
†	In accordance with Item 601(b)(2)(ii) of Regulation S-K, certain information (indicated by “[**]”) has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	October 30, 2020	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	October 30, 2020	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer