Form 10-K
period 2020-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2021-03-12
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2020
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________
Commission File Number:  000-30111
Lexicon Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0474169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8800 Technology Forest Place			(281)	863-3000
The Woodlands	Texas	77381	(Registrant’s Telephone Number, Including Area Code)
(Address of Principal Executive Offices and Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	LXRX	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (check one):  Large accelerated filer  ☐  Accelerated filer  ☑ Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $82.0 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2020 of $2.00 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of March 6, 2021, 144,354,161 shares of common stock were outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2021 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this annual report on Form 10-K.

Lexicon Pharmaceuticals, Inc.
The Lexicon name and logo are registered trademarks of Lexicon Pharmaceuticals, Inc.
_____________________________________________________
In this annual report on Form 10-K, “Lexicon Pharmaceuticals,” “Lexicon,” “the Company,” “we,” “us” and “our” refer to Lexicon Pharmaceuticals, Inc. and its subsidiaries.
_____________________________________________________
Factors Affecting Forward-Looking Statements
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

PART I

Item 1. Business

Overview

Lexicon Pharmaceuticals is a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the research and development of our most advanced drug candidates:

•We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have reported results from two Phase 1 clinical trials of LX9211 and are now conducting a Phase 2 clinical trial of LX9211 in diabetic peripheral neuropathic pain and a second Phase 2 clinical trial of LX9211 in post-herpetic neuralgia. LX9211 has received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for development in diabetic peripheral neuropathic pain.

•We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for heart failure and type 1 diabetes. We have reported positive results from two Phase 3 clinical trials evaluating the effect of sotagliflozin on long-term outcomes related to cardiovascular death and heart failure in approximately 10,500 and 1,200 patients, respectively. We are now working towards an application for regulatory approval to market sotagliflozin for heart failure and seeking a strategic collaboration for the commercialization of sotagliflozin, if approved.

We have reported positive results from three Phase 3 clinical trials evaluating the effect of sotagliflozin on type 1 diabetes in approximately 800, 800 and 1,400 patients, respectively. The FDA issued a complete response letter regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and, at our request, has issued a public Notice of Opportunity for Hearing on whether there are grounds for denying approval of our application. Sotagliflozin has been approved in the European Union for use as an adjunct to insulin therapy in the treatment of type 1 diabetes, but has not yet been commercially launched.

•We are conducting preclinical research and development and preparing to conduct clinical development of compounds from a number of additional drug programs originating from our internal drug discovery efforts.

     LX9211 originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb, and sotagliflozin and compounds from a number of additional drug programs originated from our own internal drug discovery efforts. Those efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

    We are working both independently and through collaborations and strategic alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. We seek to retain exclusive or co-exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally, particularly in the United States for indications treated by specialist physicians. We seek to collaborate with other pharmaceutical and biotechnology companies with respect to drug discovery or the development and commercialization of certain of our drug candidates, particularly with respect to commercialization in territories outside the United States or commercialization in the United States for indications treated by primary care physicians, or when the collaboration may otherwise provide us with access to expertise and resources that we do not possess internally or are complementary to our own.

Lexicon Pharmaceuticals was incorporated in Delaware in July 1995, commenced operations in September 1995 and was listed on The Nasdaq Global Select Market in April 2000. Our corporate headquarters are located at 8800 Technology Forest Place, The Woodlands, Texas 77381, and our telephone number is (281) 863-3000.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate website located at www.lexpharma.com as soon as reasonably practicable after the filing of those reports with the Securities and Exchange Commission, or the SEC.  Information found on our website should not be considered part of this annual report on Form 10-K. Alternatively, you may access these reports on the SEC’s website at www.sec.gov.

Drug Development Programs

We are devoting most of our resources to the research and development of our most advanced drug candidates: LX9211, which we are developing as a treatment for neuropathic pain, and sotagliflozin, which we are developing as a treatment for heart failure and type 1 diabetes. We have also advanced a number of additional compounds into various stages of clinical and preclinical development.

LX9211

LX9211 is an orally-delivered small molecule compound that we are developing as a treatment for neuropathic pain. Our scientists identified the target of LX9211, adapter-associated kinase 1, or AAK1, in our target discovery efforts based on their discovery that mice lacking AAK1 exhibited increased resistance to induced neuropathic pain in preclinical models. LX9211 and another development candidate were discovered by scientists working within our drug discovery alliance with Bristol-Myers Squibb from which we hold exclusive development and commercialization rights. Preclinical studies of LX9211 demonstrated central nervous system penetration and reduction in pain behavior in models of neuropathic pain without affecting opiate pathways. LX9211 has received Fast Track designation from the FDA for development in diabetic peripheral neuropathic pain.

We have completed two Phase 1 clinical trials evaluating the safety, tolerability and pharmacokinetics of LX9211. The first trial enrolled ten cohorts of healthy volunteers in a randomized, double-blind, placebo-controlled, ascending single dose study of daily doses of LX9211. The second trial enrolled five cohorts of healthy volunteers in a randomized, double-blind, placebo-controlled, ascending multiple dose study of daily doses of LX9211, followed by a maintenance dose for 14 days. In both trials, LX9211 demonstrated a safety, tolerability and pharmacokinetics profile identifying the maximum tolerated dose and supportive of once-daily dosing, while exhibiting dose proportional pharmacokinetics. The most common adverse events were headache and dizziness, and there were no drug-related serious adverse events.

We are conducting a Phase 2 clinical trial, RELIEF-DPN-1, evaluating the safety and tolerability of LX9211 and its effects on diabetic peripheral neuropathic pain, or DPN. The trial is expected to enroll approximately 300 patients experiencing DPN in a randomized, double-blind, placebo-controlled study evaluating three treatment groups receiving an initial loading dose of 100mg or 200mg of LX9211 or placebo, followed by once daily doses of 10mg or 20mg of LX9211 or placebo, respectively. The effects of LX9211 will be assessed over an 11-week evaluation period. The primary efficacy endpoint under evaluation is the reduction in an average daily pain score at 6 weeks, with secondary endpoints including the proportion of patients with 30% or greater and 50% or greater reduction in pain intensity at 6 weeks and the proportion of patients discontinuing treatment due to lack of efficacy. Certain patient-reported outcome measures will also be assessed.

We are conducting a second Phase 2 clinical trial, RELIEF-PHN-1, evaluating the safety and tolerability of LX9211 and its effects on post-herpetic neuralgia, or PHN. The trial is expected to enroll approximately 74 patients experiencing PHN in a randomized, double-blind, placebo-controlled study evaluating two treatment groups receiving an initial loading dose of 200mg of LX9211 or placebo, followed by once daily doses of 20mg of LX9211 or placebo, respectively. The effects of LX9211 will be assessed over an 11-week evaluation period. The primary efficacy endpoint under evaluation is the reduction in an average daily pain score at 6 weeks, with secondary endpoints including the proportion of patients with 30% or greater and 50% or greater reduction in pain intensity at 6 weeks and the proportion of patients discontinuing treatment due to lack of efficacy. Certain patient-reported outcome measures will also be assessed.

Sotagliflozin

Sotagliflozin is an orally-delivered small molecule compound that we are developing for the treatment of heart failure and type 1 diabetes. Our scientists identified the targets of sotagliflozin, sodium-glucose cotransporter type 1, or SGLT1, and sodium-glucose cotransporter type 2, or SGLT2, in our target discovery efforts based on their discovery that mice lacking SGLT1, SGLT2 or both exhibited potent anti-diabetic phenotypes across multiple measures of glucose control and metabolism in preclinical models. Preclinical studies of sotagliflozin demonstrated that compounds inhibiting both targets had a favorable preclinical profile relative to compounds selective for SGLT2.

In December 2015, we granted Sanofi-Aventis Deutschland GmbH an exclusive, worldwide (excluding Japan), royalty-bearing right to develop, manufacture and commercialize sotagliflozin. In September 2019, we and Sanofi agreed to terminate our collaboration, pursuant to which we regained and hold exclusive development and commercialization rights to sotagliflozin.

Heart Failure.
We have completed two Phase 3 clinical trials evaluating the safety and tolerability of sotagliflozin and its effects on long-term outcomes related to composite primary endpoints of total cardiovascular death, hospitalizations for heart failure and urgent visits for heart failure. Both clinical trials were initiated by Sanofi and transitioned to us in connection with the termination of our collaboration, following which both clinical trials were closed out early beginning in March 2020.

Our SCORED Phase 3 clinical trial enrolled 10,584 patients with type 2 diabetes, chronic kidney disease with an estimated glomerular filtration rate, or eGFR, of 25 to 60 ml per minute per 1.73 m2 of body surface area and risks for cardiovascular disease in a randomized, double-blind, placebo-controlled study of sotagliflozin added to standard of care over a median treatment period of 16 months. Patients were initiated on a 200mg once daily dose of sotagliflozin, which was increased at the discretion of the investigator to 400mg if unacceptable side effects did not occur. The primary efficacy endpoint under evaluation in the study was the total number of events comprised of deaths from cardiovascular causes, hospitalizations for heart failure, and urgent visits for heart failure in patients treated with sotagliflozin compared with placebo. Data from the study showed that treatment with sotagliflozin resulted in a significantly lower total number of cardiovascular deaths, heart failure hospitalizations and urgent visits as compared to placebo, meeting the study’s primary efficacy endpoint. A total of 930 primary endpoint events occurred in the study, with 400 events in the sotagliflozin-treated group and 530 events in the placebo group. There were 5.6 primary endpoint events per 100 patient-years in the sotagliflozin-treated group as compared to 7.5 events per 100 patient-years in the placebo group (HR=0.74; 95% CI=0.63 to 0.88; p<0.001). There were 2.2 events of cardiovascular death per 100 patient-years in the sotagliflozin-treated group as compared to 2.4 events per 100 patient-years in the placebo group (HR=0.90; 95% CI=0.73 to 1.12; p=0.35). The data showed an average reduction in hemoglobin A1c, or A1C, of 0.56% in the sotagliflozin-treated group as compared to a reduction of 0.25% in the placebo group in patients with severe chronic kidney disease, defined as having an eGFR of less than 30 ml per minute per 1.73 m2 of body surface area (p<0.001). In patients with moderate chronic kidney disease, defined as having an eGFR of greater than or equal to 30 ml per minute per 1.73 m2 of body surface area, the data showed an average reduction in A1C of 0.60% in the sotagliflozin-treated group as compared to a reduction of 0.17% in the placebo group (p<0.001). Serious adverse events that led to discontinuation of study drug, as determined by investigators, occurred in 2.1% (n=112) of the patients in the sotagliflozin-treated group and in 1.8% (n=94) of the patients in the placebo group. Based on investigator reported events, the most common adverse events of special interest included urinary tract infections (11.5% on sotagliflozin versus 11.1% on placebo), diarrhea (8.5% on sotagliflozin versus 6.0% on placebo), volume depletion (5.3% on sotagliflozin versus 4.0% on placebo), bone fractures (2.1% on sotagliflozin versus 2.2% on placebo), and genital mycotic infections (2.4% on sotagliflozin versus 0.9% on placebo). Among other adverse events of interest, diabetic ketoacidosis (0.6% on sotagliflozin vs. 0.3% on placebo) was more common in the sotagliflozin-treated group and severe hypoglycemia (1.0% on sotagliflozin vs. 1.0% on placebo) was similar between treatment groups.

The SCORED clinical trial was originally designed with co-primary endpoints, assessed in time-to-event analyses, of the first occurrence of a major adverse cardiovascular, or MACE, event, defined as death from cardiovascular causes, non-fatal myocardial infarction or non-fatal stroke, and the first occurrence of death from cardiovascular causes or hospitalization from heart failure, as determined by independent adjudication. The co-primary endpoints were modified in connection with the early close out of the study to include urgent heart failure visits and reflect the total number of events, as determined by investigators, in order to enhance the statistical power of the comparison. The specification of the primary endpoint based on total events was implemented without any awareness of the study outcomes or study group assignments and without information from an interim analysis. In a time-to-event analysis, applying the original co-primary endpoints based on investigator reported events, the results for both the first occurrence of a MACE event (HR=0.84; 95% CI=0.72 to 0.99; p=0.035) and the first occurrence of death from cardiovascular causes or hospitalization for heart failure (HR=0.78; 95% CI=0.66 to 0.91; p=0.001) were consistent with those of the modified primary endpoint.

Our SOLOIST Phase 3 clinical trial enrolled 1,222 patients with type 2 diabetes who had recently been hospitalized with worsening heart failure in a randomized, double-blind, placebo-controlled study of sotagliflozin initiated either before or within three days of hospital discharge over a median treatment period of nine months. Patients were initiated on a 200mg once daily dose of sotagliflozin, which was increased at the discretion of the investigator to 400mg if unacceptable side effects did not occur. The primary efficacy endpoint under evaluation in the study was the total number of events comprised of deaths from cardiovascular causes, hospitalizations for heart failure, and urgent visits for heart failure in patients treated with sotagliflozin compared with placebo, with dosing initiated either before or within three days of hospital discharge. The first dose of sotagliflozin or placebo was administered prior to hospital discharge in 48.8% of patients and a median of two days following discharge in 51.2% of patients, with the benefits of sotagliflozin being consistent between those prespecified patient subgroups. Data from the study showed that treatment with sotagliflozin resulted in a significantly lower total number of cardiovascular deaths, heart failure hospitalizations and urgent visits as compared to placebo, meeting the study’s primary efficacy endpoint. A total of 600 primary endpoint events occurred in the study, with 245 events in the sotagliflozin-treated group and 355 events in the placebo group. There were 51.0 primary endpoint events per 100 patient-years in the sotagliflozin-treated group as compared to 76.3 events per 100 patient-years in the placebo group (HR=0.67; 95% CI=0.52 to 0.85; p<0.001). There were 10.6 events of cardiovascular death per 100 patient-years in the sotagliflozin-treated group as compared to 12.5 events per 100 patient-years in the placebo group (HR=0.84; 95% CI=0.58 to 1.22; p=0.36). Effects on the primary endpoint were consistent among patients suffering from heart failure with reduced ejection fraction, or HFrEF, and heart failure with preserved ejection fraction, or HFpEF. Serious adverse events that led to discontinuation of study drug, as determined by investigators, occurred in 3.0% (n=18) of the patients in the sotagliflozin-treated group and in 2.8% (n=17) of the patients in the placebo group. The most common adverse events of special interest included hypotension (6.0% on sotagliflozin versus 4.6% on placebo), urinary tract infections (4.8% on sotagliflozin versus 5.1% on placebo), acute kidney injury (4.1% on sotagliflozin versus 4.4% on placebo), and diarrhea (6.1% on sotagliflozin versus 3.4% on placebo). Among other adverse events of interest, genital mycotic infections (0.8% on sotagliflozin vs. 0.2% on placebo) were infrequent, severe hypoglycemia (1.5% on sotagliflozin vs. 0.3% on placebo) was more common in the sotagliflozin-treated group and diabetic ketoacidosis (0.3% on sotagliflozin vs. 0.7% on placebo) was similar between treatment groups.

The SOLOIST clinical trial was originally designed with a primary endpoint of the first occurrence of death from cardiovascular causes or hospitalization from heart failure, as determined by independent adjudication. The primary endpoint were modified in connection with the early close out of the study to include urgent heart failure visits and reflect the total number of events, as determined by investigators, in order to enhance the statistical power of the comparison. The specification of the primary endpoint based on total events was implemented without any awareness of the study outcomes or study group assignments and without information from an interim analysis. Applying the original primary endpoint based on investigator reported events, the results for the first occurrence of death from cardiovascular causes or hospitalization for heart failure (HR=0.71; 95% CI=0.57 to 0.89; p=0.003) were consistent with those of the modified primary endpoint.

Results from both the SCORED and SOLOIST clinical trials were published in the New England Journal of Medicine in November 2020. In January 2021, we received feedback from the FDA that the results of the studies can support the submission of an application for regulatory approval for an indication to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent visits for heart failure in adult patients with type 2 diabetes with either worsening heart failure or additional risk factors for heart failure. We are currently working towards an application for regulatory approval to market sotagliflozin for heart failure and seeking a strategic collaboration for the commercialization of sotagliflozin, if approved.
Type 1 Diabetes.

The FDA issued a complete response letter in March 2019 regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and has confirmed that position in denying two appeals of the complete response letter in November 2019 and March 2020. We have requested an opportunity for an administrative hearing on whether there are grounds for denying approval of our application and, in response to such request, the FDA issued a public Notice of Opportunity for Hearing in March 2021.

In April 2019, sotagliflozin was approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index > 27 kg/m2 , who could not achieve adequate glycemic control despite optimal insulin therapy. We have not commercially launched sotagliflozin for the treatment of type 1 diabetes in the European Union or any other region.

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

Additional Drug Discovery and Development Programs

We are conducting preclinical research and development and preparing to conduct clinical development of compounds from a number of additional drug programs originating from our internal drug discovery efforts. Those efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

Collaborations and Strategic Alliances

We are working both independently and through collaborations and strategic alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. Consistent with this approach, we seek to retain exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally, particularly in the United States for indications treated by specialist physicians. We seek to collaborate with other pharmaceutical and biotechnology companies with respect to drug discovery or the development and commercialization of certain of our drug candidates, particularly with respect to commercialization in territories outside the United States or commercialization in the United States for indications treated by primary care physicians, or when the collaboration may provide us with access to expertise and resources that we do not possess internally or are complementary to our own. We also seek to collaborate with other pharmaceutical and biotechnology companies, research institutes and academic institutions to capitalize on our drug target discoveries.

Bristol-Myers Squibb

We established a drug discovery alliance with Bristol-Myers Squibb Company in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field.  Bristol-Myers Squibb extended the target discovery term of the alliance in May 2006.  We initiated the alliance with a number of neuroscience drug discovery programs at various stages of development and used our gene knockout technologies to identify additional drug targets with promise in the neuroscience field.  For those targets that were selected for the alliance, we and Bristol-Myers Squibb worked together, on an exclusive basis, to identify, characterize and carry out the preclinical development of small molecule drugs. Bristol-Myers Squibb has the first option to assume full responsibility for clinical development and commercialization of any drugs resulting from the alliance which enter clinical trials, other than LX9211 and additional compounds acting through AAK1, for which we hold exclusive development and commercialization rights under the alliance. We received $86 million in upfront payments and research funding under the agreement during the target discovery portion of the alliance, which expired in October 2009.  In addition, we are entitled to receive clinical and regulatory milestone payments ranging, depending on the timing and extent of our efforts in the alliance, up to $76 million for each drug developed by Bristol-Myers Squibb under the alliance.  We will also earn royalties on sales of drugs commercialized by Bristol-Myers Squibb under the alliance.

LX9211 and another development compound acting through AAK1 were discovered by scientists working within our alliance with Bristol-Myers Squibb. We have agreed to pay Bristol-Myers Squibb up to $34.5 million in clinical and regulatory milestones for the first indication and up to $16 million in clinical and regulatory milestones for each of the second and third indications, if applicable. We have also agreed to pay single digit royalties on worldwide net sales and up to $40 million in commercial milestones.

Genentech

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

TerSera

We completed the sale of our XERMELO (telotristat ethyl) product and related assets to TerSera Therapeutics LLC in September 2020. XERMELO originated from our own internal drug discovery and development efforts and we commercially launched XERMELO following regulatory approval in the United States in February 2017 for the treatment of carcinoid syndrome diarrhea. In connection with the sale, TerSera assumed responsibility for the continued development of XERMELO as a treatment for biliary tract cancer, currently in a Phase 2 clinical trial. We are eligible to receive development, regulatory and sales milestone payments from TerSera of up to an aggregate of $65 million for the development and commercialization of XERMELO in patients with biliary tract cancer and mid-teens percentage royalty payments from TerSera on net sales of XERMELO in biliary tract cancer.

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

Manufacturing and Product Supply

We do not own or operate manufacturing or distribution facilities or resources for clinical production and distribution of our drug candidates. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations, or CMOs, who, on our behalf, manufacture clinical supplies of our drug candidates, and will continue to do so for the foreseeable future. We have selected well-established and reputable global CMOs for our active pharmaceutical ingredient, or API, and drug product manufacturing that have good regulatory standing, large manufacturing capacities, and multiple manufacturing sites within their business footprint. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our CMOs. Our quality department audits these suppliers on a periodic basis. We work closely with our third-party manufacturers to ensure compliance with current good manufacturing practices, or cGMP, and other stringent regulatory requirements enforced by the FDA and foreign regulatory agencies in other territories, as applicable.

Raw materials that are used to manufacture our API are sourced from multiple third-party suppliers in Asia and Europe. Third-party API contract manufacturers in Asia and Europe stock sufficient quantities of these materials to ensure they can manufacture adequate API quantities per our requirements for clinical purposes. We store API at third-party facilities, and provide appropriate amounts to third-party drug product contract manufacturers in Asia and North America who then manufacture, package and label our specified quantities of finished goods for our drug candidates. Our third-party contract manufacturers also need to obtain materials such as excipients, components and reagents to manufacture our API and finished drug products.

Within our supply chain, we have established safety stock amounts for both our API and drug products, and store those in multiple locations. The quantities that we store are based on our business needs and take into account scenarios for demand, production lead times, potential supply interruptions and shelf life for our API and drug products. In parallel, for business continuity reasons, we will evaluate the need to establish an additional or backup supplier for our API and drug product, as necessary.

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
We expect that our principal competition for sotagliflozin for the treatment of heart failure would include dapagliflozin and any other selective SGLT2 inhibitors which may gain regulatory approval for the treatment of heart failure, as well as angiotensin-converting enzyme, or ACE, inhibitors and the combination drug sacubitril/valsartan, currently marketed for the treatment of heart failure by Novartis.
We expect that our principal competition for LX9211 for the treatment of diabetic peripheral neuropathic pain, or DPN, would include duloxetine and pregabalin, which are currently marketed for the treatment of DPN by Eli Lilly and Pfizer, respectively. We expect that our principal competition for LX9211 for the treatment of post-herpetic neuralgia, or PHN, would include gabapentin and pregabalin, both currently marketed for the treatment of PHN by Pfizer.

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
•if the FDA convenes an advisory committee, satisfactory completion of the advisory committee review; and
•FDA approval of the NDA or sNDA.
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

The FDA closely regulates the marketing and promotion of drugs, including restricting the promotion of uses for which a drug is not approved by the agency.  Not only must a company have appropriate substantiation to support claims made about a drug, under the FDA’s current interpretation of relevant laws, a company can make only those claims relating to safety and efficacy that are for indications for which the FDA has approved the drug and are otherwise consistent with the FDA-approved label for the drug.  Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may, in their independent medical judgment, prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use. Additionally, a significant number of pharmaceutical companies have been the target of inquiries and investigations by various United States federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for off-label uses and other sales practices. These investigations have alleged violations of various United States federal and state laws and regulations, including claims asserting antitrust violations, violations of the FDC Act, false claims laws, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement.

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

Under European Union regulatory systems, a company may submit marketing authorization applications, or MAAs, either under a centralized or decentralized procedure. Under the centralized procedure, MAAs are submitted to the European Medicines Agency, or EMA, whose Committee for Medicinal Products for Human Use reviews the application and issues an opinion on it. The opinion is considered by the European Commission which is responsible for deciding applications. If the application is approved, the European Commission grants a single marketing authorization that is valid for all European Union member states as well as Iceland, Liechtenstein and Norway, or the EEA. The national authorization procedures, the decentralized and mutual recognition procedures, as well as national applications, are available for products for which the centralized procedure is not compulsory. The mutual recognition procedure provides for the European Union member states selected by the applicant to mutually recognize a national marketing authorization that has already been granted by the competent authority of another member state, referred to as the Reference Member State, or RMS. The decentralized procedure is used when the product in question has yet to be granted a marketing authorization in any member state. Under this procedure the applicant can select the member state that will act as the RMS. In both the mutual recognition and decentralized procedures, the RMS reviews the application and submits its assessment of the application to the member states where marketing authorizations are being sought, referred to as Concerned Member States or CMS. Within 90 days of receiving the application and assessment report, each CMS must decide whether to recognize the RMS assessment. If a member state does not agree with the assessment and the disputed points cannot be resolved, the matter is eventually referred to the European Commission, whose decision is binding on all member states. If the application is successful, national marketing authorizations will be granted by the competent authorities in each of the member states chosen by the applicant.

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

Environmental Matters

In addition to the foregoing, our business is subject to regulation under various state and federal environmental and worker safety laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Toxic Substances Control Act, each as amended from time to time.  These and other laws and their implementing regulations govern our manufacture, use, storage, handling, transport and disposal of various biological, chemical, radioactive and other hazardous substances used in our operations and the wastes generated by those activities. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these substances. We may face liability for any injury or contamination that results from our use or the use by third parties of those substances, and such liability may exceed our insurance coverage and our total assets. Historically, our environmental and worker safety compliance costs have not had a material adverse effect on our results of operations, but there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results. The trend in environmental and occupational health and safety laws and regulations is to typically place more restrictions and limitations on activities that may adversely affect the environment or expose workers to injury. If existing regulatory requirements or enforcement policies change or new regulatory or enforcement initiatives are developed and implemented in the future, we may be required to make significant, unanticipated capital and operating expenditures.

Patents and Proprietary Rights

We can protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own or exclusively license patents and patent applications throughout the world that claim our products and drug candidates, including:

•issued patents and pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that claim LX9211, pharmaceutical compositions comprising LX9211, and methods of its use; and
•issued patents and pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Argentina, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that claim sotagliflozin, crystalline forms of sotagliflozin, pharmaceutical compositions comprising sotagliflozin, and methods of its manufacture and use.
Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have filed patent applications and hold issued patents covering each of our drug candidates. None of our United States patents that claim one of our drug candidates has a normal expiration date earlier than 2028.

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

Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Lonnel Coats	56	President and Chief Executive Officer and Director
Alan J. Main, Ph.D.	67	Executive Vice President, Innovation & Chemical Sciences
Praveen Tyle, Ph.D.	60	Executive Vice President, Research and Development
Jeffrey L. Wade	56	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer
Brian T. Crum	48	Vice President and General Counsel
James F. Tessmer	61	Vice President, Finance and Accounting

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
Alan J. Main, Ph.D. has been our executive vice president of innovation and chemical sciences since September 2020 and previously served in a series of manufacturing and scientific leadership positions since joining our company in 2001.  Dr. Main was president and chief executive officer of Coelacanth Corporation, a leader in using proprietary chemistry technologies to rapidly discover new chemical entities for drug development, until our acquisition of Coelacanth in

2001.  Dr. Main was formerly senior vice president, U.S. Research at Novartis Pharmaceuticals Corporation, where he worked for 20 years before joining Coelacanth.  Dr. Main holds a B.S. from the University of Aberdeen, Scotland and a Ph.D. in organic chemistry from the University of Liverpool, England and completed postdoctoral studies at the Woodward Research Institute.

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

Significant Shareholders

We have valuable relationships with Invus, L.P. and its affiliates, which we collectively refer to as Invus. Invus currently owns approximately 52.3% of the outstanding shares of our common stock.

Human Capital Resources

As of February 28, 2021, we employed 78 persons, of whom 14 hold M.D. or Ph.D. degrees and another 17 hold other advanced degrees.  All of our employees are located in the United States. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

Our company culture is supported by our five core values: innovation, transparency, ownership, respect and integrity. We value a diverse workforce and proudly reflect a company culture developed with a variety of ethnic backgrounds, nationalities, races, religions, military service, sexual preferences and abilities. We are committed to promoting and maintaining an inclusive, high-performing environment where all team members embrace and leverage each other’s talents and backgrounds and nourish innovative thinking in order to achieve their full potential and contribute to our success.

Our most valued resource is the collective talent and time that our employees dedicate to support and advance our mission. Accordingly, we offer our employees a comprehensive compensation and benefits package that is competitive within the industry and make investing in the growth and development of our employees an important priority. Employee development is advanced through talent management, promotions, mentoring, stretch assignments, internships, formal training, speaker series, conferences, continuing education and educational reimbursement.

Research and Development Expenses

In 2020, 2019 and 2018, respectively, we incurred expenses of $153.6 million, $91.9 million and $100.2 million in company-sponsored as well as collaborative research and development activities, including $6.4 million, $7.1 million and $6.0 million of stock-based compensation expense in 2020, 2019 and 2018, respectively.

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

Risk Factor Summary

Below is a summary of the material risks to our business, operations and the investment in our common stock. This summary does not include all of the risks we face and you should carefully review and consider the full discussion of our risk factors below, together with the other information in this annual report on Form 10-K.

Risks Related to Our Business and Industry

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

•We depend on our ability to gain alignment with certain regulatory authorities on our regulatory strategy for sotagliflozin in heart failure. If we fail to effectively gain such alignment, our business will suffer and our stock price will likely decline.

•We are subject to certain healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

•Our competitors may develop products that impair the value of any products that we or our collaborators may develop.

•We face business disruption and related risks resulting from the outbreak of the novel coronavirus, or COVID-19, including delays in the enrollment of ongoing clinical trials and other operational impacts, each of which could have a material adverse effect on our business.

Risks Related to Our Capital Requirements and Financial Results

•We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our research and development programs.

•We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

Risks Related to Our Relationships with Third Parties

•We depend on our ability to establish a strategic collaboration for the commercialization of sotagliflozin in heart failure. If we are unable to establish such a collaboration, sotagliflozin may not be commercialized in heart failure, our business will suffer and our stock price will likely decline.

•We depend on our ability to establish collaborations with pharmaceutical and biotechnology companies for the development and commercialization of our other drug candidates. If we are unable to establish such collaborations, or if pharmaceutical products are not successfully and timely developed and commercialized under such collaborations, our opportunities to generate revenues from our other drug candidates will be greatly reduced.

Risks Related to Our Intellectual Property

•If we are unable to adequately protect our intellectual property, third parties may be able to use our products and technologies, which could adversely affect our ability to compete in the market.

Risks Related to Our Employees and Facilities

•The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to operate and expand our operations.

Risks Related to Environmental and Product Liability

•Our business has a substantial risk of product liability and we face potential product liability exposure far in excess of our limited insurance coverage.

Risks Related to Our Common Stock

•Invus, L.P. and its affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

•Invus has additional rights under its stockholders’ agreement relating to the membership of our board of directors, which provides Invus with substantial influence over significant corporate matters.

Risks Related to Our Business and Industry
Clinical testing of our drug candidates in humans is an inherently risky and time-consuming process that may fail to demonstrate safety and efficacy, which could result in the delay, limitation or prevention of regulatory approval.
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

We or our collaborators may not be able to successfully complete any clinical trial of a drug candidate within any specified time period.  In some cases, we or our collaborators may not be able to complete the trial at all. Moreover, clinical trials may not show our drug candidates to be both safe and effective.  Thus, the FDA and other regulatory authorities may not approve any drug candidates that we develop for any indication or may limit the approved indications or impose other conditions.

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

We depend on our ability to gain alignment with certain regulatory authorities on our regulatory strategy for sotagliflozin in heart failure. If we fail to effectively gain such alignment, our business will suffer and our stock price will likely decline.
We have reported positive results from two Phase 3 clinical trials evaluating the effect of sotagliflozin on long-term outcomes related to cardiovascular death and heart failure in approximately 10,500 and 1,200 patients, respectively. Both clinical trials were initiated by Sanofi and transitioned to us in connection with the termination of our collaboration, following which both clinical trials were closed out early beginning in March 2020. In connection with the early close-out of the studies, the primary endpoints were modified so that, among other things, the events of cardiovascular death, hospitalizations for heart failure and urgent visits for heart failure were determined by clinical investigators rather than by independent adjudication. The FDA has provided feedback that the results of the two clinical trials can support the filing of an application for regulatory approval for an indication to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent visits for heart failure in patients with type 2 diabetes with either worsening heart failure or additional risk factors for heart failure. However, we cannot offer any assurances that other regulatory authorities, including the European Medicines Agency, will accept the determination of such events without independent adjudication or will not raise other concerns relating to the early close out of the studies. Should such other regulatory authorities require independent adjudication of such events or otherwise object to our strategy of seeking regulatory approval of sotagliflozin in heart failure on the basis of the studies, as closed out early, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.
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

If we are unable to reestablish an effective sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize any products that we or our collaborators may develop.
In order to successfully commercialize any product that we or our collaborators may develop, we or they must establish or maintain an effective commercialization infrastructure supporting such product, including sales force, marketing organization and distribution capabilities. We no longer maintain a commercialization infrastructure following our sale of XERMELO and related assets to TerSera and would need to reestablish such capabilities in order to commercialize any future products. Factors that may hinder efforts to effectively establish, manage and maintain such infrastructure for products that we or our collaborators may develop include:
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

We are subject to certain healthcare laws and regulations and enforcement by the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, without limitation:

•the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, relationships with healthcare providers or other entities, and other business activities, by prohibiting, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

The pharmaceutical and biotechnology industries are highly diversified and are characterized by rapid technological change.  We and our collaborators face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our or our collaborators’ ability to commercialize our drug candidates.  Any products that we or our collaborators develop will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop products that would render any products that we or our collaborators develop obsolete and noncompetitive.  For example, dapagliflozin, empagliflozin and canagliflozin are currently being marketed by AstraZeneca, Boehringer Ingelheim and Eli Lilly, and Janssen (a subsidiary of Johnson & Johnson), respectively, for the treatment of type 2 diabetes and certain other indications, such as heart failure, cardiovascular death, major adverse cardiovascular events and end-stage kidney disease. Each of those products act through SGLT2, one of the targets of sotagliflozin. We expect that our principal competition for sotagliflozin for the treatment of heart failure would include such selective SGLT2 inhibitors which have already received or may gain regulatory approval for the treatment of heart failure, as well as angiotensin-converting enzyme, or ACE, inhibitors and the combination drug sacubitril/valsartan, currently marketed for the treatment of heart failure by Novartis. In addition, there may be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates.

We face business disruption and related risks resulting from the outbreak of the novel coronavirus, or COVID-19, including delays in the enrollment of ongoing clinical trials and other operational impacts, each of which could have a material adverse effect on our business.

Our business has been disrupted and could be materially adversely affected by the COVID-19 pandemic. In response to the ongoing pandemic and resulting state and local restrictions, we implemented work-from-home policies for all employees except certain key essential members involved in business-critical activities. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our ongoing research and development efforts, the magnitude of which will depend, in part, on the length and severity of the pandemic and other limitations on our ability to conduct our business in the ordinary course.
Clinical site initiation and patient enrollment may be delayed due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure to COVID-19) may be hindered, which would adversely impact our clinical trial operations. For example, due to the impact of the COVID-19 pandemic, we delayed initiation of our Phase 2 clinical trials of LX9211 and enrollment in such trials continue to be negatively affected by the pandemic. In addition, the pandemic could cause significant disruption in the operations of third party manufacturers and research and development organizations upon whom we rely and, as a result, could severely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.
While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic has also resulted in disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations.

 Risks Related to Our Capital Requirements and Financial Results
We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our research and development programs.  If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.
As of December 31, 2020, we had $152.3 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from collaborations and other sources will enable us to fund our currently planned operations for at least the next 12 months. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate. Our currently planned operations for the next twelve months include the continued nonclinical and clinical development of LX9211, sotagliflozin and our other drug candidates.
Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:
•the timing, progress and results of our clinical trials of LX9211, sotagliflozin and our other drug candidates and our ability to obtain necessary regulatory approvals based on such clinical trials;
•our success in establishing new collaborations and licenses, including for the commercialization of sotagliflozin in heart failure;
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

We have incurred aggregate net losses since our inception, including an aggregate net loss of $49.0 million for the three years ended December 31, 2020.  As of December 31, 2020, we had an accumulated deficit of $1.4 billion.  Because of the numerous risks and uncertainties associated with successfully developing and commercializing drug products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the amount of our expenses. We expect to continue to incur significant expenses over the next several years as we expect to make significant investments in the continued nonclinical and clinical development of LX9211, sotagliflozin and our other drug candidates.

We have derived a substantial portion of our revenues from strategic collaborations and other research and development collaborations and technology licenses. Future revenues from our existing collaborations are uncertain because they depend, to a large degree, on the achievement of milestones and payment of royalties we earn from any products developed or commercialized under the collaborations. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

We expect to spend significant amounts to fund our planned nonclinical and clinical development of LX9211, sotagliflozin and our other drug candidates. As a result, we will need to generate substantial additional revenues to achieve profitability in future periods.  Even if we do achieve profitability in future periods, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

Our operating results have fluctuated and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

Our operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•the success of our ongoing nonclinical and clinical development efforts and our ability to obtain regulatory approval of our drug candidates as a result of such efforts;

•the timing and amount of expenses incurred with respect to our nonclinical and clinical development efforts;

•our success in establishing new collaborations and technology licenses, including for the commercialization of sotagliflozin in heart failure, and the timing and financial terms of such arrangements;

•the timing and willingness of our collaborators to commercialize pharmaceutical products that would result in milestone payments and royalties;

•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products and technologies; and

•general and industry-specific economic conditions, which may affect our and our collaborators’ research and development expenditures.

Because of these and other factors, including the risks and uncertainties described in this section, our operating results have fluctuated in the past and are likely to do so in the future.  Due to the likelihood of fluctuations in our revenues and expenses, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

We have indebtedness that may limit cash flow available to invest in the ongoing needs of our business.

We have incurred $11.6 million of indebtedness and we could in the future incur additional indebtedness beyond such amount. Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•requiring us to dedicate a significant portion of cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund our research and development efforts and other general corporate purposes;

•increasing our vulnerability to adverse changes in general economic, industry and market conditions; and

•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete.

We intend to satisfy our current and future debt service obligations with our existing cash and cash equivalents and marketable securities and funds from external sources. However, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing debt. Funds from external sources may not be available on acceptable terms, if at all.

Risks Related to Our Relationships with Third Parties
We depend on our ability to establish a strategic collaboration for the commercialization of sotagliflozin in heart failure. If we are unable to establish such a collaboration, sotagliflozin may not be commercialized in heart failure, our business will suffer and our stock price will likely decline.

Our existing resources and infrastructure are insufficient for the commercialization of sotagliflozin for heart failure. Although we seek to collaborate with another pharmaceutical or biotechnology company or companies under terms which would enable reliance on their resources and infrastructure, in whole or in part, for those commercialization efforts and provide additional funding to support our own activities in support of such efforts, including seeking regulatory approvals, we may be unable to successfully enter into any such collaborative arrangement on reasonable terms, or at all. If we are unable to enter into any such collaborative arrangement, or if we are otherwise unable to raise sufficient additional capital, we will minimally require substantial additional resources to pursue and may elect or be forced to forego pursuit of regulatory approval for and commercialization of sotagliflozin in heart failure.

We depend on our ability to establish collaborations with pharmaceutical and biotechnology companies for the development and commercialization of our other drug candidates. If we are unable to establish such collaborations, or if pharmaceutical products are not successfully and timely developed and commercialized under such collaborations, our opportunities to generate revenues from our other drug candidates will be greatly reduced.

We have derived a substantial majority of our revenues to date from collaborative arrangements with other pharmaceutical and biotechnology companies for the research, development and commercialization of our drug candidates and other research and development collaborations and technology licenses. Future revenues from our existing and future collaborations depend upon the achievement of milestones and payment of royalties we earn from any future products developed under those arrangements.  If our relationship terminates with any collaborator, as occurred with our collaboration with Sanofi, our reputation in the business and scientific community may suffer and revenues will be negatively impacted to the extent such losses are not offset by additional collaborations or strategic alliances.  If milestones are not achieved or our collaborators are unable to successfully develop and commercialize products from which milestones and royalties are payable, we will not earn the revenues contemplated by those arrangements.

We have limited or no control over the resources that any third party may devote to the development and commercialization of products under our collaborations.  Any of our present or future collaborators may not perform their obligations as expected. Our collaborators may breach or terminate their agreements with us or otherwise fail to conduct research, development or commercialization activities successfully or in a timely manner.  Further, our collaborators may elect not to develop pharmaceutical products arising out of our arrangements or may not devote sufficient resources to the development, regulatory approval, manufacture, marketing or sale of these products.  If any of these events occurs, we may not receive revenue or otherwise realize anticipated benefits from such collaborations, our product development efforts may be delayed and our business, operating results and financial condition could be adversely affected.

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
We rely on third parties to carry out our nonclinical studies and clinical trials, which may harm or delay our research and development efforts.

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
We lack the capability to manufacture materials for nonclinical studies, clinical trials and rely on third parties to manufacture our drug candidates, which may harm or delay our research and development efforts.
We currently do not have the manufacturing capabilities or experience necessary to produce materials for nonclinical studies or clinical trials and intend in the future to continue to rely on collaborators and third-party contractors to produce such materials.  We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the current Good Manufacturing Practices of the FDA, which relate to manufacturing and quality control activities.  These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development timelines and applicable regulatory requirements.  In addition, there are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices and that are capable of producing such materials, and we may experience difficulty finding manufacturers with adequate capacity for our needs.  If we are unable to contract for the production of sufficient quantity and quality of materials on acceptable terms, our product development efforts may be delayed.  Moreover, noncompliance with the FDA’s current Good Manufacturing Practices can result in, among other things, fines, injunctions, civil and criminal penalties, product recalls or seizures, suspension of production, failure to obtain marketing approval and withdrawal, suspension or revocation of marketing approvals.
Risks Related to Our Intellectual Property
If we are unable to adequately protect our intellectual property, third parties may be able to use our products and technologies, which could adversely affect our ability to compete in the market.
Our commercial success will depend in part upon our ability to obtain patents and maintain adequate protection of the intellectual property related to our products and technologies.  The patent positions of biotechnology and pharmaceutical companies, including our patent position, are generally uncertain and involve complex legal and factual questions.  We will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our products and technologies are covered by valid and enforceable patents or other intellectual property rights, or are effectively maintained as trade secrets or otherwise protected from disclosure by non-disclosure agreements.  We will continue to apply for patents covering our products and technologies as, where and when we deem appropriate. However, pending patent applications do not provide protection against competitors because they are not enforceable until they issue as patents.  Further, the disclosures contained in our current and future patent applications may not be sufficient to meet statutory requirements for patentability and our applications may fail to result in issued patents.  Once issued, patents still may not provide commercially meaningful protection.  Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from developing competing products and technologies.  Furthermore, others may independently develop similar or alternative products or technologies or design around our patents.  If anyone infringes upon our or our collaborators’ patent rights, enforcing these rights may be difficult, costly and time-consuming and, as a result, it may not be cost-effective or otherwise expedient to pursue litigation to enforce those patent rights. Further, as we customarily assess whether to apply for new patents based on our ongoing research and development activities, this assessment and the filing for additional patent protection may require significant expenditures and therefore may not be commercially practicable.

Our patents and other intellectual property rights may be challenged by third parties and may be invalidated, cancelled or held unenforceable under U.S. or foreign laws, or they may be infringed or misappropriated by third parties. As a result, we may be involved in the defense and enforcement of our patent or other intellectual property rights in a court of law, U.S. Patent and Trademark Office inter partes review or reexamination proceeding, foreign opposition proceeding or related legal and administrative proceeding in the United States and elsewhere. The costs of defending our patents or enforcing our other intellectual property rights, such as trademarks and trade secrets, in post-issuance administrative proceedings and litigation may be substantial and the outcome can be uncertain. An adverse outcome may allow third parties to use our intellectual property without a license and negatively impact our business.
In addition, because patent applications can take many years to issue, third parties may have pending applications, unknown to us, which may later result in issued patents that cover the production, manufacture, commercialization or use of our products and drug candidates.   If any such patents are issued to other entities, we may be unable to obtain patent protection for the same or similar discoveries that we make relating to our products and drug candidates.  Moreover, we may be blocked from using our drug targets or drug candidates or developing or commercializing our products and other drug candidates, or may be required to obtain a license from a third party that may not be available on reasonable terms, if at all.  Further, others may discover uses for our products and technology other than those covered in or claimed by our issued or pending patents, such as other uses for our drug targets and drug candidates, and these other uses may be separately patentable.  Even if we have a patent claim on a particular technology or product, the holder of a patent covering the use of a similar technology or product could exclude us from selling a product that is based on the same use of that product.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions.  Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, if the patent owner has failed to “work” the invention in that country or the third party has patented improvements).  In addition, many countries limit the enforceability of patents against government agencies or government contractors.  In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent.  Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives.  Such compulsory licenses could be extended to include some of our products and drug candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which makes it difficult to stop infringement and misappropriation.
We rely on trade secret protection for some of our confidential and proprietary information.  We have taken security measures to protect our proprietary information and trade secrets, but these measures may not provide adequate protection.  While we seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants, we cannot assure you that our proprietary information will not be disclosed, or that we can meaningfully protect our trade secrets.  In addition, our competitors may independently develop or duplicate substantially equivalent proprietary information or may otherwise gain access to or misappropriate our trade secrets. For example, publicly available information, such as information in issued patents, published patent applications and scientific literature, can be used by third parties to independently develop technology and we cannot provide assurance that any such independently developed technology will not be equivalent or superior to our proprietary technology.

We rely on registered trademarks to protect our investment in our brand and goodwill. However, competitors may challenge the validity of those trademarks and other brand names in which we have invested or may invest. Such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark.

We may be involved in patent litigation and other disputes regarding intellectual property rights and may require licenses from third parties for our planned nonclinical and clinical development and commercialization activities.  We may not prevail in any such litigation or other dispute or be able to obtain required licenses.
Our products and those of our collaborators, as well as our nonclinical and clinical development efforts, may give rise to claims that they infringe or misappropriate the patents or other intellectual property rights of others.  We are aware that other companies and institutions are developing products acting through the same drug targets through which some of our drug candidates currently in clinical development act, have conducted research on many of the same targets that we have identified and have filed patent applications potentially covering drug targets that we have identified and certain therapeutic products addressing such targets.  In some cases, patents have issued, and may issue in the future, from these applications.  In addition, many companies and institutions have well-established patent portfolios directed to common techniques, methods and means of developing, producing and manufacturing pharmaceutical products.  These or other companies or institutions could bring legal actions against us or our collaborators for damages or to stop us or our collaborators from engaging in certain nonclinical or clinical development activities or from manufacturing and marketing therapeutic products that allegedly infringe their patent rights.  If any of these actions are successful, in addition to our potential liability for damages, these entities may require us or our collaborators to obtain a license in order to continue engaging in the infringing activities or to manufacture or market the infringing therapeutic products or may force us to terminate such activities or manufacturing and marketing efforts.

We may deem it advisable to pursue litigation or other dispute resolution proceedings against others to enforce our patents and intellectual property rights and may be the subject of litigation brought by third parties to enforce their patent and intellectual property rights.  In addition, we may become involved in litigation or other dispute resolution proceedings based on intellectual property indemnification undertakings that we have given to certain of our collaborators.  Patent and other intellectual property litigation is expensive and requires substantial amounts of management attention.  The eventual outcome of any such litigation or dispute resolution proceedings is uncertain and involves substantial risks. If we are sued for infringement or misappropriation and lose, we could be required to pay substantial damages and/or be enjoined from using or selling the allegedly infringing or misappropriation products or technology. The results or costs of any such litigation or dispute resolution proceedings may have an adverse effect on our business, operating results and financial condition.

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
Data breaches and cyber-attacks could compromise our intellectual property or other sensitive information and cause significant damage to our business, reputational harm and financial loss.

In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our business partners. We have also outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information and personal data. The secure maintenance of this information is critical to our business and reputation. We believe that companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access and unintentional breaches. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Our network and storage applications and those of our vendors may be subject to unauthorized access by hackers or information security breaches due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents, particularly for cyber incidents such as advanced persistent threats. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others. Cyber-attacks and information security breaches could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our vendors may not be able to detect or prevent every attempted breach and may not permit us to respond effectively to every breach. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. Reputational harm resulting from a significant cyber incident may cause unquantifiable damage to our established goodwill. Moreover, as cyber incidents continue to evolve, we will likely be required to expend additional resources to enhance our security posture and cybersecurity defenses or to investigate and remediate any vulnerability to or consequences of cyber incidents. Our insurance coverage may not be sufficient to prevent or recover from cyberattacks, including coverage of applicable resulting losses arising from the incident.

Further, each foreign jurisdiction and U.S. state in which we operate may have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure, or loss of personal information. Additionally, new laws and regulations governing data privacy and unauthorized disclosure of confidential information, including recent California legislation providing for a private right of action, pose increasingly complex compliance challenges and could potentially elevate our costs over time. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents. Any failure by us to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities and/or mandated changes in our business practices.

We may be subject to damages resulting from claims that we, our employees or independent contractors have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees and independent contractors were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors.  We may be subject to claims that these employees, independent contractors or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers.  Litigation or other dispute resolution proceedings may be necessary to defend against these claims.  Even if we are successful in defending against these claims, litigation or other dispute resolution proceedings could result in substantial costs and divert management’s attention.  If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel.  A loss of key research personnel and/or their work product could hamper or prevent our ability to commercialize certain drug candidates, which could severely harm our business.

Risks Related to Our Employees and Facilities

If we are unable to manage our growth, our business, financial condition, results of operations and prospects may be adversely affected.

We may experience growth in the number of our employees and in the scope of our operations. This growth places significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our potential growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We may need to increase our medical, clinical, commercial and other personnel, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified personnel when advisable, our business, financial condition, results of operations and prospects may be adversely affected.

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to operate and expand our operations.

We are highly dependent upon the principal members of our management, as well as medical and clinical staff, the loss of whose services might adversely impact the achievement of our objectives.  Retaining and, where advisable, recruiting qualified medical and clinical personnel are critical to advancing our nonclinical and clinical development programs for LX9211, sotagliflozin and our other drug candidates.  Competition is intense for experienced medical and clinical personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Risks Related to Environmental and Product Liability

We have used hazardous chemicals and radioactive and biological substances in our business. Any claims relating to improper handling, storage or disposal of these substances could be time consuming and costly.

Our research and development processes have historically involved the controlled use of hazardous substances, including chemicals and radioactive and biological materials, and our operations have produced hazardous waste products.  See “Part I, Item 1. Business – Government Regulation – Environmental Matters” for more discussion on these and other environmental matters. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

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

We may be held liable if any product that we or our collaborators develop or commercialize, or any product that is made with the use or incorporation of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale.  Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our products and product candidates, injury to our reputation, withdrawal of patients from our clinical trials, product recall, substantial monetary awards to third parties and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials. However, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business.

Risks Related to Our Common Stock

Invus, L.P. and its affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

Invus, L.P. and its affiliates, which we collectively refer to as Invus, currently own approximately 52.3% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not be aligned with the interests of other holders of our common stock.

Invus has additional rights under its stockholders’ agreement relating to the membership of our board of directors, which provides Invus with substantial influence over significant corporate matters.

Under its stockholders’ agreement, Invus has the right to designate a number of directors equal to the percentage of all the outstanding shares of our common stock owned by Invus and its affiliates, rounded up to the nearest whole number of directors. Invus has designated three of the nine current members of our board of directors. While Invus has not presently exercised its director designation rights in full, it may exercise them at any time in the future in its sole discretion. To facilitate the exercise of such rights, we have agreed, upon written request from Invus, to take all necessary steps in accordance with our obligations under the stockholders’ agreement to (1) increase the number of directors to the number specified by Invus (which number shall be no greater than reasonably necessary for the exercise of Invus’ director designation rights under the stockholders’ agreement) and (2) cause the appointment to the newly created directorships of directors so designated by Invus pursuant to its rights under the stockholders’ agreement. Invus also has the right to require proportionate representation of Invus-appointed directors on the audit, compensation and corporate governance committees of our board of directors, subject to certain restrictions. Invus-designated directors currently serve as one of the three members of each of the compensation committee and the corporate governance committee of our board of directors, and no Invus-designated directors currently serve on the audit committee of our board of directors. These rights provide Invus with substantial influence over significant corporate matters and Invus’ interest in those matters may not be aligned with the interests of other holders of our common stock.

Furthermore, in December 2020, we entered into a subscription agreement with an affiliate of Invus and certain other institutional investors. Pursuant to the subscription agreement, we agreed to take all necessary steps to (a) include and recommend the amendment to our certificate of incorporation described below in the proxy statement to be sent to stockholders in advance of our next annual meeting of stockholders (and subsequent meetings of stockholders, if necessary) and (b) solicit from eligible stockholders (including, if necessary, prior to subsequent meetings) proxies in favor of such amendment. The amendment to our certificate of incorporation would grant holders of 20% or more of our issued and outstanding common stock (y) customary preemptive rights and (z) consent rights prior to us taking any of the following actions: (i) creating or issuing any new class or series of shares of capital stock (or securities convertible into or exercisable for shares of capital stock) having rights, preferences or privileges senior to or on parity with the common stock, (ii) subject to certain exceptions, repurchasing, retiring, redeeming or otherwise acquiring any equity securities (or securities convertible into or exchangeable for equity securities) or any subsidiary and (iii) adopting, or proposing to adopt, or maintaining any shareholders’ rights plan, “poison pill” or other similar plan or agreement, unless such stockholder is exempt from such plan or agreement. Because Invus owns a majority of our outstanding common stock, the amendment to our certificate of incorporation will be adopted and Invus will possess such rights if Invus votes to ratify and approve the amendment.

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
•actions taken by regulatory agencies with respect to LX9211, sotagliflozin and our other drug candidates;
•the announcement of new products by our competitors;
•quarterly variations in our or our competitors’ results of operations;
•developments in our relationships with our collaborators, including conflicts, litigation or the termination or modification of our agreements;
•the announcement of an in-licensed drug candidate or strategic acquisition;
•litigation, including intellectual property infringement and misappropriation, and product liability lawsuits, involving us;
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

Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and we are currently a target of this type of litigation. On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against us, and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. Our motion to dismiss was granted and the action was dismissed with prejudice by the District Court on August 14, 2020. The lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit on September 11, 2020 and a brief in support of its appeal on December 17, 2020. We filed a response brief on February 18, 2021. The lawsuit purports to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through January 17, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. This case, and other litigation of this type, could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

Future issuances or sales of our common stock, or the perception that such issuances or sales may occur, may depress our stock price.

A substantial number of shares of our common stock is reserved for issuance upon conversion of notes evidencing our current indebtedness, upon the exercise of stock options and upon vesting of restricted stock units. If we or our stockholders issue or sell substantial amounts of our common stock (including shares issued upon the conversion of notes, exercise of stock options or vesting of restricted stock units) in the public market, or if the market perceives that such sales may occur, the market price of our common stock could fall and it may become more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.  In addition, any such issuance or sale of our common stock will dilute the ownership interests of existing stockholders and may cause the market price of our common stock to decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

In December 2020, our subsidiary, Lex-Gen Woodlands, L.P., sold our facilities in The Woodlands, Texas for $11.9 million. Concurrent with such sale, we entered into a leaseback agreement with respect to 38,000 square feet of such facilities for a period of up to six months, with monthly gross rent payments of $101,000. In February 2021, we leased a 25,000 square-foot office space in The Woodlands, Texas to which we plan to relocate our corporate offices. The term of the sublease extends from March 1, 2021 through August 31, 2025, and provides for escalating yearly base rent payments starting at $506,000 and increasing to $557,000 in the final year of the lease.

In March 2015, our subsidiary, Lexicon Pharmaceuticals (New Jersey), Inc., leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease.

We believe that our facilities are well-maintained, in good operating condition and acceptable for our current operations.

Item 3.  Legal Proceedings

On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against us and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. Our motion to dismiss was granted and the action was dismissed with prejudice by the District Court on August 14, 2020. The lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit on September 11, 2020 and a brief in support of its appeal on December 17, 2020. We filed a response brief on February 18, 2021 and the lead plaintiffs filed a reply brief on March 11, 2021. The lawsuit purports to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

On October 16, 2020, we initiated arbitration proceedings against Sanofi seeking to recover damages for breach of contract relating to the Termination and Settlement Agreement and Mutual Releases with Sanofi, dated September 9, 2019. In September 2020, Sanofi withheld approximately $23.2 million from the final $26 million payment due to us under the termination and settlement agreement, offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by us under the terms of the termination and settlement agreement. We dispute that at least a significant portion of such costs are properly reimbursable by us under the terms of the termination and settlement agreement and assert that, in any event, Sanofi was not permitted to withhold any of such costs under the terms of the termination and settlement agreement. We are seeking payment of up to $23.2 million in such disputed costs, together with late interest and attorneys’ fees and costs. Sanofi is seeking a declaratory judgment that we are liable for all disputed costs previously withheld and damages for any additional costs properly reimbursable under the terms of the termination and settlement agreement in excess of those previously withheld, together with late interest and attorneys’ fees.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “LXRX.” As of March 6, 2021, there were approximately 327 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2015 and ending December 31, 2020. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2015, and that all dividends were reinvested. The stock performance shown on the graph below represents historical performance and is not necessarily indicative of future stock price performance.

	December 31,
	2015	2016	2017	2018	2019	2020
Lexicon Pharmaceuticals, Inc.	100	104	74	50	31	26
Nasdaq Composite Index	100	108	138	133	179	257
Nasdaq Biotechnology Index	100	78	95	86	107	134
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

Not applicable.

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

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the research and development of our most advanced drug candidates:

•We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have reported results from two Phase 1 clinical trials of LX9211 and are now conducting a Phase 2 clinical trial of LX9211 in diabetic peripheral neuropathic pain and a second Phase 2 clinical trial of LX9211 in post-herpetic neuralgia. LX9211 has received Fast Track designation from the FDA for development in diabetic peripheral neuropathic pain.

•We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for heart failure and type 1 diabetes. We have reported positive results from two Phase 3 clinical trials evaluating the effect of sotagliflozin on long-term outcomes related to cardiovascular death and heart failure in approximately 10,500 and 1,200 patients, respectively. We are now working towards an application for regulatory approval to market sotagliflozin for heart failure and seeking a strategic collaboration for the commercialization of sotagliflozin, if approved.

We have reported positive results from three Phase 3 clinical trials evaluating the effect of sotagliflozin on type 1 diabetes in approximately 800, 800 and 1,400 patients, respectively. The FDA issued a complete response letter regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and, at our request, has issued a public Notice of Opportunity for Hearing on whether there are grounds for denying approval of our application. Sotagliflozin has been approved in the European Union for use as an adjunct to insulin therapy in the treatment of type 1 diabetes, but has not yet been commercially launched.

•We are conducting preclinical research and development and preparing to conduct clinical development of compounds from a number of additional drug programs originating from our internal drug discovery efforts.

     LX9211 originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb, and sotagliflozin and compounds from a number of additional drug programs originated from our own internal drug discovery efforts. Those efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

    We are working both independently and through collaborations and strategic alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. We seek to retain exclusive or co-exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally, particularly in the United States for indications treated by specialist physicians. We seek to collaborate with other pharmaceutical and biotechnology companies with respect to drug discovery or the development and commercialization of certain of our drug candidates, particularly with respect to commercialization in territories outside the United States or commercialization in the United States for indications treated by primary care physicians, or when the collaboration may otherwise provide us with access to expertise and resources that we do not possess internally or are complementary to our own.

We have derived substantially all of our revenues from strategic collaborations and other research and development collaborations and technology licenses, as well as from commercial sales of our XERMELO product following its commercial launch in February 2017 until our sale of XERMELO and related assets to TerSera in September 2020. To date, we have generated a substantial portion of our revenues from a limited number of sources.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; TerSera’s ability to successfully develop and commercialize XERMELO for biliary tract cancer and our receipt of milestone payments and royalties from such efforts; our success in establishing new collaborations and licenses, particularly for the commercialization of sotagliflozin for heart failure; and general and industry-specific economic conditions which may affect research and development expenditures.

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

Since our inception, we have incurred significant losses and, as of December 31, 2020, we had an accumulated deficit of $1.4 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies

Revenue Recognition

Product Revenues

Prior to our sale of XERMELO and related assets to TerSera in September 2020, product revenues consisted of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues were recognized when the customer obtained control of XERMELO, which occurred upon delivery to the customer. We recognized product revenue net of applicable reserves for variable consideration, including allowances for customer credits, estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States, as discussed below. Our estimates were based on the most likely amount method for relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. Our net product revenues reflected our best estimates of the amounts of consideration to which we were entitled based on the terms of the respective underlying contracts. Product shipping and handling costs were considered a fulfillment activity when control transferred to our customers and such costs were included in cost of sales.

Customer Credits: Our customers were offered various forms of consideration, including allowances, service fees and prompt payment discounts. We expected that our customers would earn prompt payment discounts. As a result, we deducted the full amount of those discounts from total product sales when revenues were recognized. Service fees were also deducted from product sales as they were earned.

Rebates: Allowances for rebates included mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts were based upon contractual agreements or legal requirements with public sector (e.g., Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates was based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates were based on third party market research data and data received from the specialty pharmacies. Rebates were generally invoiced and paid in arrears so that the accrual balance consisted of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known unpaid rebates from the prior quarter. If actual rebates varied from estimates, we adjusted prior period accruals, which affected revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy or distributor, who acts as a retailer. Contracted customers, which consisted primarily of Public Health Service

Institutions, non-profit clinics, and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or distributor, in turn, charged back to us the difference between the price paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The allowance for chargeback was based on known sales to contracted customers.

Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap were based on data received from the specialty pharmacies and projections based on historical data. Funding of the coverage gap was generally invoiced and paid in arrears so that the accrual balance consisted of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual funding varied from estimates, we adjusted prior period accruals, which affected revenues in the period of adjustment.

Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. We accrued a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Collaborative Agreements

Revenues under collaborative agreements include both license revenue and contract research revenue. We perform the following five steps in determining the amount of revenue to recognize as we fulfill our performance obligations under each of our agreements: (i) identify the contract(s) with a customer; (ii) identify the performance obligation in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. We apply this five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

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

We are presently devoting most of our resources to the research and development of our most advanced drug candidates:

•LX9211, an orally-delivered small molecule drug candidate, that we are developing as a treatment for neuropathic pain; and
•Sotagliflozin, an orally-delivered small molecule drug candidate that we are developing as a treatment for heart failure and type 1 diabetes.
LX9211 originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb, and sotagliflozin and compounds from a number of additional drug programs originated from our own internal drug discovery efforts. Those efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.
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

We expect research and development costs to remain substantial in the future as we continue to fund our nonclinical and clinical development efforts and advance new drug candidates into clinical development.  Due to the variability in the length of time necessary for drug development, the uncertainties related to the cost of these activities and ultimate ability to obtain regulatory approval for commercialization, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

We record significant accrued liabilities related to unbilled expenses for products or services that we have received from service providers, specifically related to ongoing nonclinical studies and clinical trials.  These costs primarily relate to clinical study management, monitoring, laboratory and analysis costs, drug supplies, toxicology studies and investigator grants.  We may have multiple drugs in concurrent nonclinical studies and clinical trials at clinical sites throughout the world.  In order to ensure that we have adequately provided for ongoing nonclinical and clinical development costs during the period in which we incur such costs, we maintain accruals to cover these expenses.  Substantial portions of our nonclinical studies and clinical trials are performed by third party laboratories, medical centers, contract research organizations and other vendors. For nonclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the vendors and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by our vendors regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.  Although we use consistent milestones or subject or patient enrollment to drive expense recognition, the assessment of these costs is a subjective process that requires judgment.  Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements.

Our estimates of the clinical study costs and costs to transition activities from Sanofi for the development of sotagliflozin for type 2 diabetes, heart failure and chronic kidney disease, as well as the wind down of those activities, were based on estimates of the services to be received and efforts to be expended pursuant to contracts with multiple vendors and the contract research organization that conducted and managed the clinical studies on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract. In accruing the relevant costs, we estimated the time period over which services were to be performed and the level of effort required to complete or wind down each study. Upon completion and settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements.

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

Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, right-of-use assets for leases and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the assets carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. In 2020, we recognized an impairment loss of $1.6 million to reduce the carrying value of the assets comprising our campus in The Woodlands, Texas, which were sold in December 2020, to an estimated fair value, less estimated selling costs. There were no significant impairments of long-lived assets in 2019 or 2018.

Indefinite-lived intangible assets, which was comprised primarily of in-process research and development, or IPR&D, projects acquired in business combinations which had not reached technological feasibility, is reviewed annually for impairment and whenever events or changes in circumstances indicated that the carrying amount may not have been recoverable. In 2019, we terminated certain research and development activities related to a program for the treatment of irritable bowel syndrome and as a result, recognized $28.6 million of impairment to indefinite-lived intangible assets. There were no impairments to indefinite-lived intangible assets in 2018.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2020, 2019 and 2018.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements, for a discussion of the impact of new accounting standards on our consolidated financial statements.

Results of Operations – Comparison of Years Ended December 31, 2020, 2019 and 2018

The following discussion and analysis should be read with “Results of Operations” and our financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2020.

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2020	2019	2018
Total revenues	$24.0	$322.1	$63.2
Dollar (decrease) increase	$(298.1)	$258.9
Percentage (decrease) increase	(93)%	410%

Years Ended December 31, 2020 and 2019

•Net product revenues – Net product revenue recognized from the sale of XERMELO in the United States decreased 25% in 2020 to $23.4 million, primarily due to the sale of XERMELO and related assets to TerSera on September 8, 2020. Sales of bulk tablets of XERMELO to Ipsen were zero in 2020 compared to $1.3 million in 2019. Product revenues are recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.
•Collaborative agreements – Revenue from collaborative agreements was $289.2 million in 2019. Revenue from collaborative agreements in 2019 included $260 million in revenues recognized from amounts payable by Sanofi pursuant to the termination of our collaboration agreement and recognition of amounts allocated to the performance obligation for development activities of sotagliflozin in the Sanofi collaboration agreement.

•Royalties and other revenue – Revenues from royalties and other revenue increased 9% in 2020 to $0.6 million.

In 2020, two specialty pharmacies, Biologics, Inc. and Diplomat Pharmacy, represented 65% and 22% of revenues, respectively. In 2019, Sanofi represented 89% of revenues and no customers for XERMELO sales represented more than 10% of revenues.

Cost of Sales

Total cost of sales and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2020	2019	2018
Total cost of sales	$1.9	$3.2	$2.5
Dollar (decrease) increase	$(1.3)	$0.7
Percentage (decrease) increase	(40)%	30%

Years Ended December 31, 2020 and 2019

Cost of sales decreased 40% in 2020 to $1.9 million. Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. Cost of sales in 2020 and 2019 included $1.2 million and $1.8 million, respectively, of amortization of intangible assets related to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2020	2019	2018
Total research and development expense	$153.6	$91.9	$100.2
Dollar increase (decrease)	$61.7	$(8.3)
Percentage increase (decrease)	67%	(8)%

Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs and stock-based compensation.

Years Ended December 31, 2020 and 2019

•Third-party and other services – Third-party and other services increased 117% in 2020 to $121.2 million, primarily due to increases in external clinical development costs relating to sotagliflozin subsequent to the termination of our collaboration with Sanofi in September 2019. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs decreased 11% in 2020 to $18.4 million, primarily due to lower headcount as a result of the reduction in force of our personnel in September 2020, partially offset by severance costs related to the reduction in force (Refer to Note 4, Asset Sale, of the Notes to Consolidated Financial Statements, for more information). Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expense decreased 10% in 2020 to $6.4 million, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs decreased 6% in 2020 to $2.6 million.

•Other – Other costs were $5.1 million and $5.5 million, respectively, in 2020 and 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2020	2019	2018
Total selling, general and administrative expense	$47.2	$56.8	$63.8
Dollar decrease	$(9.6)	$(6.9)
Percentage decrease	(17)%	(11)%

Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of XERMELO and our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

Years Ended December 31, 2020 and 2019

•Personnel – Personnel costs decreased 12% in 2020 to $24.9 million, primarily due to lower headcount as a result of the reduction in force of our personnel in September 2020, partially offset by severance costs related to the reduction in force (Refer to Note 4, Asset Sale, of the Notes to Consolidated Financial Statements, for more information). Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees decreased 25% in 2020 to $9.2 million, primarily due to lower marketing costs and legal fees.

•Stock-based compensation – Stock-based compensation expense decreased 3% in 2020 to $6.9 million, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment were $1.7 million and $1.8 million, respectively, in 2020 and 2019.

•Other – Other costs decreased 37% in 2020 to $4.6 million, primarily due to decreases in travel expenses due to the COVID-19 pandemic.

Impairment Losses

An impairment loss of $1.6 million in the year ended December 31, 2020 was recognized as a result of writing down the assets related to our campus in The Woodlands, Texas to the estimated selling price.

An impairment loss of $28.6 million in the year ended December 31, 2019 was recognized to an indefinite-lived intangible asset associated with our 2010 acquisition of Symphony Icon, Inc., due to the decision to terminate research and development activities related to a program for irritable bowel syndrome that was among the assets acquired.

Gain on the sale of XERMELO

A gain of $132.6 million in the year ended December 31, 2020 was recognized in connection with the sale of XERMELO and related assets to TerSera.

Interest Expense and Interest and Other Income, Net

Interest Expense.  Interest expense decreased to $14.5 million in 2020 from $20.7 million in 2019, primarily due to the $150 million payoff of the BioPharma term loan in September 2020 and the $75.8 million exchange of convertible notes in September and October 2020.

Interest and Other Income (Expense), Net.  Interest and other income, net was $2.8 million and $3.4 million in the years ended December 31, 2020 and 2019, respectively.

Income Tax Benefit
The income tax benefit for the year ended December 31, 2019 was $6.0 million, due to the release of the deferred tax liability related to the impairment of the indefinite-lived intangible asset (see Note 8, Income Taxes of the Notes to Consolidated Financial Statements, for more information). There was no income tax expense or benefit in 2020.
Net Income (Loss) and Net Income (Loss) per Common Share
Net loss was $58.6 million, or a loss of $0.53 per share, in 2020 as compared to net income of $130.1 million, or $1.16 per diluted share in 2019.

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

As of December 31, 2020, we had $152.3 million in cash, cash equivalents and short-term investments.  As of December 31, 2019, we had $271.7 million in cash, cash equivalents and short-term investments.  We used cash of $143.0 million in our operations in 2020. This consisted primarily of the net loss for the year of $58.6 million, gain from the sale of

XERMELO and related assets to TerSera of $132.6 million and net gain related to debt extinguishments of $1.0 million, partially offset by a net decrease in operating assets net of liabilities of $31.1 million, non-cash charges of $13.3 million related to stock-based compensation expense, $3.9 million related to depreciation and amortization expense, including amortization of debt issuance costs and $1.6 million related to the impairment loss on buildings.  Investing activities provided cash of $380.8 million in 2020, primarily due to $209.4 million of net maturities of investments, $160.4 million of proceeds from the sale of XERMELO and $11.0 million of proceeds from the sale of property and equipment.  Financing activities used cash of $147.6 million, primarily to repay $216.6 million of debt borrowings and to repurchase $1.0 million of common stock, partially offset by $70.0 million of net proceeds from common stock sales, including $7.0 million of net proceeds from the sale of 3,709,233 shares of common stock on November 17, 2020 under our Open Market Sale AgreementSM with Jefferies LLC. We sold an additional 2,000,000 shares of common stock under the Open Market Sale AgreementSM with Jefferies on January 14, 2021, resulting in an additional $16.4 million in net proceeds. On December 11, 2020, we entered into a subscription agreement with Invus and certain other institutional investors, pursuant to which we issued and sold 20,312,500 shares of our common stock and received net proceeds of $63.0 million.

Other commitments. In April 2019, sotagliflozin was approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index ≥ 27 kg/m2, who could not achieve adequate glycemic control despite optimal insulin therapy. Upon the achievement of certain European regulatory pricing approvals, we will be required to make certain royalty payments, totaling $4.5 million, in three equal annual installments of $1.5 million. In September 2020, we initiated a Phase 2 clinical trial of LX9211 in diabetic peripheral neuropathic pain. As a result of the commencement of the Phase 2 trial, we were required to make a royalty payment of $2.5 million, which was paid in October 2020.

Facilities.  In December 2020, our subsidiary, Lex-Gen Woodlands, L.P., sold our facilities in The Woodlands, Texas for $11.9 million. Concurrent with such sale, we entered into a leaseback agreement with respect to 38,000 square feet of such facilities for a period of up to six months, with monthly gross rent payments of $101,000. In February 2021, we leased a 25,000 square-foot office space in The Woodlands, Texas to which we plan to relocate our corporate offices. The term of the sublease extends from March 1, 2021 through August 31, 2025, and provides for escalating yearly base rent payments starting at $506,000 and increasing to $557,000 in the final year of the lease.

In March 2015, our subsidiary, Lexicon Pharmaceuticals (New Jersey), Inc., leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease.

Debt. We have $12.3 million of convertible debt, including $0.6 million of interest, due in December 2021.

Our future capital requirements will be substantial and will depend on many factors, including the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; TerSeras ability to successfully develop and commercialize XERMELO for biliary tract cancer and our receipt of milestone payments and royalties from such efforts; our success in establishing new collaborations and licenses, particularly for the commercialization of sotagliflozin for heart failure; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to successfully complete our nonclinical and clinical development efforts with respect to LX9211, sotagliflozin and our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

We had approximately $152.3 million in cash and cash equivalents and short-term investments as of December 31, 2020. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are not subject to interest rate sensitivity on our outstanding convertible notes as they are subject to a fixed rate of 5.25% per annum. The convertible notes interest is payable in cash semi-annually in arrears and matures in December 2021, unless earlier converted or repurchased in accordance with their terms.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on such assessment using those criteria, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control Over Financial Reporting

Subsequent to our evaluation described above, there were no significant changes in internal controls or other factors during the fiscal quarter ended December 31, 2020 that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Lexicon Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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
March 12, 2021

Item 9B.     Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2020 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2020. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2020.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2020.

Item 14.   Principal Accounting Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2020.

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

4.7
Supplement No. 3 to the Transaction Agreements, dated December 16, 2020, with Invus, L.P. and Invus C.V. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2020 and incorporated by reference herein).

4.8	—
Subscription Agreement, dated December 11, 2020, with Artal International S.C.A., Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P. and MSI BVF SPV, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 11, 2020 and incorporated by reference herein).

4.9	—
Indenture related to the 5.25% Convertible Senior Notes due 2021, dated as of November 26, 2014, with Wells Fargo Bank, N.A. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 26, 2014 and incorporated by reference herein).

4.10	—	Form of 5.25% Convertible Senior Notes due 2021 (filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 26, 2014 and incorporated by reference herein).
*4.11	—	Description of Common Stock

10.1	—
Offer Letter, dated July 1, 2014, with Lonnel Coats, as amended (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 and incorporated by reference herein).

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

10.4	—	Employment Agreement with Jeffrey L. Wade, J.D. (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).
*10.5	—	Release and Severance Agreement, dated September 30, 2020, with Pablo Lapuerta, M.D.
*10.6	—	Release and Severance Agreement, dated September 30, 2020, with Alexander A. Santini
10.7	—
Form of Indemnification Agreement with Officers and Directors (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

10.8	—
Summary of Non-Employee Summary of Non-Employee Director Compensation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated by reference herein).

10.9	—	2017 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2020 and incorporated by reference herein).
10.10	—
2017 Non-Employee Directors’ Equity Incentive Plan, as amended (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the period ended December 31, 2018 and incorporated by reference herein).

10.11	—
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

10.13	—
Form of Notice of Stock Option Grant to Directors under the 2017 Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated by reference herein).

10.14	—
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

§10.17	—
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

§10.23	—
Asset Purchase and Sale Agreement, dated July 29, 2020, with TerSera Therapeutics LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 8, 2020 and incorporated by reference herein).

10.24	—
First Amendment to Asset Purchase and Sale Agreement, dated August 10, 2020, with TerSera Therapeutics LLC (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated September 8, 2020 and incorporated by reference herein).

10.25	—
Sublease Agreement, dated February 8, 2021, with Repsol Oil & Gas USA, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2021 and incorporated by reference herein).

21.1	—	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2010 and incorporated by reference herein).
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*24.1	—	Power of Attorney (contained in signature page).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.
†	Confidential treatment has been requested for portions of this exhibit (indicated by “[**]”). The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.
§	Certain information (indicated by “[**]”) has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date:	March 12, 2021	By:	/s/ LONNEL COATS
Lonnel Coats
President and Chief Executive Officer

Date:	March 12, 2021	By:	/s/ JEFFREY L. WADE
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

Signature	Title	Date

/s/ LONNEL COATS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2021
Lonnel Coats

/s/ JEFFREY L. WADE	Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer (Principal Financial Officer)	March 12, 2021
Jeffrey L. Wade

/s/ JAMES F. TESSMER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 12, 2021
James F. Tessmer

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 12, 2021
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 12, 2021
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 12, 2021
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 12, 2021
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 12, 2021
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 12, 2021
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 12, 2021
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 12, 2021
Judith L. Swain, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sale of XERMELO product and related assets
Description of the Matter	As described in Note 4 to the consolidated financial statements, in September 2020, the Company completed the sale of its XERMELO (telotristat ethyl) product and related assets (the “XERMELO sale”) to TerSera Therapeutics LLC. The Company recognized a gain on sale of $132.6 million in loss from operations in the consolidated statements of comprehensive loss for the year ended December 31, 2020. The XERMELO sale did not meet the criteria for reporting as discontinued operations as there was not a strategic shift that has (or will have) a major effect on the Company’s operations.

Auditing the XERMELO sale was especially challenging given the nature of the transaction and significant judgment required to determine whether discontinued operations presentation was appropriate, to estimate the variable consideration and to identify the specific assets and liabilities and related financial effects included within the scope of the divestiture given the degree of integration of the XERMELO product and related assets with the Company’s remaining operations.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for the XERMELO sale. For example, we tested controls over management’s review of the accounting treatment of the XERMELO sale and for calculating the gain on sale.

Our audit procedures included, among others, inspecting the transaction agreement, assessing the reasonableness of judgments, testing the accuracy of the gain on sale calculation and evaluating the adequacy of the Company’s disclosures related to the XERMELO sale. For example, we evaluated the appropriateness of the Company’s application of the criteria for reporting of discontinued operations by inspecting management’s supporting documentation, reading of Board of Director meeting minutes and other entity information, and evaluating for contrary evidence based on our understanding of the business. In addition, we tested the Company’s separation of XERMELO’s assets, liabilities and related financial information by inspecting the Company’s accounting records and agreeing it to the terms of the transaction agreement. We also evaluated the appropriateness of the Company’s treatment of variable consideration included in the transaction agreement by inspecting management’s supporting documentation regarding the likelihood of occurrence of the underlying development, regulatory and commercial milestones and evaluating for contrary evidence based on our reading of Board of Director meeting minutes and other entity information, inquiries with management, and our understanding of the business.
Accrued research and development expenses
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial in accordance with agreements established with contract research organizations (“CROs”), clinical trial sites and other third parties. Estimates are determined by reviewing contracts, vendor agreements, purchase orders, change orders and trial budgets, as well as through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for accrued third-party clinical trial research and development expenses is especially challenging because of the judgment applied by management to determine the progress or stage of completion of the activities under the Company’s research and development agreements and the cost and extent of work performed during the reporting period for services not yet billed by contracted third-party vendors. The testing of the Company’s accrued clinical trial expense models also involves a significant level of effort to test the high volume of data from third parties, which is tracked in spreadsheets.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for accrued research and development expenses process, including controls over management’s review of clinical trial activity progress in comparison to budgets and invoices received from third parties.

Our audit procedures included, among others, testing the accuracy and completeness of the underlying inputs used in management’s analysis to determine costs incurred. We compared expenses incurred to budgeted amounts per executed vendor contracts and to expenses incurred in prior periods and obtained an understanding of the reasons for changes. We inspected the terms and conditions of vendor contracts, change orders and trial budgets, assessed direct fees, pass-through costs and clinical site costs, and clerically tested the cost models to track progress against trial budgets. We evaluated estimated services incurred by third parties by understanding the terms and timeline of significant projects, evaluating management’s estimate of work performed and costs incurred by meeting with members of the Company’s clinical operations team, and obtaining external confirmation of key terms and conditions and other key inputs to the accrual calculation, such as costs incurred and key dates. Further, we inspected invoices received from third parties after the balance sheet date and performed a lookback analysis to evaluate the completeness of accrued research and development expenses.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Houston, Texas
March 12, 2021

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$126,263	$36,112
Short-term investments	26,012	235,547
Accounts receivable, net	395	56,532
Inventory	—	4,243
Prepaid expenses and other current assets	5,049	5,320
Total current assets	157,719	337,754
Property and equipment, net of accumulated depreciation and amortization of $5,815 and $61,741, respectively	295	14,047
Goodwill	44,543	44,543
Intangible assets, net	—	19,716
Other assets	1,231	1,655
Total assets	$203,788	$417,715
Liabilities and Equity
Current liabilities:
Accounts payable	$5,469	$12,178
Accrued liabilities	29,691	42,151
Current portion of long-term debt, net of deferred financing costs	11,646	11,012
Total current liabilities	46,806	65,341
Long-term debt, net of deferred financing costs	—	234,171
Other long-term liabilities	611	1,102
Total liabilities	47,417	300,614
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 142,289 and 106,679 shares issued, respectively	142	106
Additional paid-in capital	1,561,096	1,462,172
Accumulated deficit	(1,400,018)	(1,341,444)
Accumulated other comprehensive income (loss)	(6)	84
Treasury stock, at cost, 793 and 407 shares, respectively	(4,843)	(3,817)
Total stockholders' equity	156,371	117,101
Total liabilities and equity	$203,788	$417,715

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net product revenue	$23,404	$32,331	$26,583
Collaborative agreements	33	289,231	36,271
Royalties and other revenue	558	511	355
Total revenues	23,995	322,073	63,209
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	1,929	3,231	2,491
Research and development, including stock-based compensation of $6,376, $7,096 and $6,010 respectively	153,621	91,924	100,243
Selling, general and administrative, including stock-based compensation of $6,898, $7,122 and $5,686, respectively	47,230	56,835	63,754
Impairment loss on buildings	1,600	—	—
Impairment loss on intangible asset	—	28,638	—
Total operating expenses	204,380	180,628	166,488
Other operating income:
Gain on sale of XERMELO	132,585	—	—
Income (loss) from operations	(47,800)	141,445	(103,279)
Gain on debt extinguishments, net	1,003	—	—
Interest expense	(14,544)	(20,676)	(20,777)
Interest and other income, net	2,767	3,350	3,508
Net income (loss) before taxes	(58,574)	124,119	(120,548)
Income tax benefit	—	6,014	—
Net income (loss)	$(58,574)	$130,133	$(120,548)
Net income (loss) per common share, basic	$(0.53)	$1.23	$(1.14)
Net income (loss) per common share, diluted	$(0.53)	$1.16	$(1.14)
Shares used in computing net income (loss) per common share, basic	110,841	106,218	105,830
Shares used in computing net income (loss) per common share, diluted	110,841	116,747	105,830

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(90)	96	210
Comprehensive income (loss)	$(58,664)	$130,229	$(120,338)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Stock	Total
Balance at December 31, 2017	105,711	$106	$1,435,526	$(1,365,241)	$(222)	$(1,904)	$68,265
Cumulative effect of change in accounting principle	—	—	—	14,212	—	—	14,212
Stock-based compensation	—	—	11,696	—	—	—	11,696
Issuance of common stock under Equity Incentive Plans	451	—	732	—	—	—	732
Repurchase of common stock	—	—	—	—	—	(972)	(972)
Net loss	—	—	—	(120,548)	—	—	(120,548)
Unrealized gain on investments	—	—	—	—	210	—	210
Balance at December 31, 2018	106,162	106	1,447,954	(1,471,577)	(12)	(2,876)	(26,405)
Stock-based compensation	—	—	14,218	—	—	—	14,218
Issuance of common stock under Equity Incentive Plans	517	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(941)	(941)
Net income	—	—	—	130,133	—	—	130,133
Unrealized gain on investments	—	—	—	—	96	—	96
Balance at December 31, 2019	106,679	106	1,462,172	(1,341,444)	84	(3,817)	117,101
Stock-based compensation	—	—	13,274	—	—	—	13,274
Issuance of common stock under an Open Market Sale Agreement, net of issuance fees	3,709	4	6,959	—	—	—	6,963
Issuance of common stock upon private placement, net of issuance fees	20,313	20	62,987	—	—	—	63,007
Issuance of common stock in settlement of convertible notes, net of issuance fees	10,369	10	15,704	—	—	—	15,714
Issuance of common stock under Equity Incentive Plans	1,219	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(1,026)	(1,026)
Net loss	—	—	—	(58,574)	—	—	(58,574)
Unrealized loss on investments	—	—	—	—	(90)	—	(90)
Balance at December 31, 2020	142,289	$142	$1,561,096	$(1,400,018)	$(6)	$(4,843)	$156,371

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(58,574)	$130,133	$(120,548)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,934	3,654	3,683
Stock-based compensation	13,274	14,218	11,696
Amortization of debt issuance costs	1,013	1,465	1,336
Deferred tax benefit	—	(6,014)	—
Gain on sale of XERMELO	(132,585)	—	—
Impairment loss on building	1,600	—	—
Impairment loss on intangible asset	—	28,638	—
Gain on debt extinguishments, net	(1,003)	—	—
Gain on disposal of property and equipment	(707)	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	53,227	(50,608)	(1,099)
Decrease (increase) in inventory	345	437	(2,732)
(Increase) decrease in prepaid expenses and other current assets	(1,948)	(2,652)	1,766
Decrease in other assets	424	429	144
Increase (decrease) in accounts payable and other liabilities	(20,969)	20,097	(19,913)
Decrease in deferred revenue	—	(25,990)	(22,940)
Net cash (used in) provided by operating activities	(142,969)	113,807	(148,607)
Cash flows from investing activities:
Purchases of property and equipment	(87)	(70)	(95)
Proceeds from XERMELO sale	160,385	—	—
Proceeds from disposal of property and equipment	11,013	—	—
Purchases of investments	(58,555)	(322,385)	(119,987)
Maturities of investments	268,000	166,600	289,658
Net cash provided by (used in) investing activities	380,756	(155,855)	169,576
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	69,970	—	732
Repurchase of common stock	(1,026)	(941)	(972)
Proceeds from debt borrowings, net of fees	—	—	12,529
Repayment of debt borrowings	(216,580)	(1,285)	(14,533)
Net cash used in financing activities	(147,636)	(2,226)	(2,244)
Net increase (decrease) in cash and cash equivalents	90,151	(44,274)	18,725
Cash and cash equivalents at beginning of year	36,112	80,386	61,661
Cash and cash equivalents at end of year	$126,263	$36,112	$80,386

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,353	$19,211	$16,465

Supplemental disclosure of noncash investing and financing activities:
Liabilities assumed by TerSera from the XERMELO sale	$3,437	$—	$—
Common stock issued in satisfaction of convertible debt exchanges	$15,714	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

1. Organization and Operations

Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to discover the functions and pharmaceutical utility of genes and use those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease.

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, contract and milestone payments to it under strategic collaborations and other research and development collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts and financing under debt and lease arrangements. The Company’s future success is dependent upon many factors, including, but not limited to, the success of its ongoing nonclinical and clinical development efforts and its ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; TerSera’s ability to successfully develop and commercialize XERMELO for biliary tract cancer and the Company’s receipt of milestone payments and royalties from such efforts; its success in establishing new collaborations and licenses; the amount and timing of research, development and commercialization expenditures; its resources devoted to developing and supporting its products; general and industry-specific economic conditions which may affect research and development expenditures; and its ability to obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company’s future success.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2020 and December 31, 2019, short-term investments consist of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services, net of an allowance for expected credit losses.

Inventory: Inventory was comprised of supplies of XERMELO supporting the Company’s commercialization of the product in the United States. Inventories were determined at the lower of cost or market value, with cost determined under the specific identification method. As of December 31, 2019, inventory in the accompanying consolidated balance sheet consisted of raw materials, work in process and finished goods in the amounts of $3.2 million, $0.2 million and $0.9 million, respectively. See Note 4, Asset Sale, for additional information relating to inventory.

Concentration of Credit Risk: Lexicon’s cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in Europe and the United States.  The Company has not experienced any significant credit losses to date.  In 2020, customers in the United States represented 98% of revenue.

In 2019, customers in Germany and the United States represented 89% and 10%, respectively. In 2018, customers in Germany and the United States represented 53% and 40% of revenue, respectively.  At December 31, 2020, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery, development and commercialization of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, product sales, government grants and contracts and compound library sales. In 2020, two specialty pharmacies, Biologics, Inc. and Diplomat Pharmacy, represented 65% and 22% of revenues, respectively. In 2019, Sanofi represented 89% of revenues and no individual XERMELO customer represented more than 10% of revenues. In 2018, Sanofi represented 53% of revenues and Biologics, Inc. and Diplomat Pharmacy, represented 25% and 14% of revenues, respectively.

Intangible Assets: Intangible assets, net consist of in-process research and development acquired in business combinations, and are reported at fair value, less accumulated amortization. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful lives. As of December 31, 2019, the net carrying value of the finite-lived intangible assets was $19.7 million. During 2020, the remaining net carrying value of $18.5 million for the intangible assets relating to XERMELO was reduced to zero as a result of the sale of XERMELO and related assets to TerSera Therapeutics LLC and is included in Gain on sale of XERMELO in the accompanying consolidated statement of income (loss).

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

Accrued liabilities: Accrued liabilities consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)
Accrued research and development services	$21,962	$29,033
Accrued compensation and benefits	6,200	9,644
Short term lease liability	553	553
Other	976	2,921
Accrued liabilities	$29,691	$42,151

Impairment of Long-Lived Assets:  Long-lived assets, right-of-use assets for leases and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considereds to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2020, we recognized an impairment loss of $1.6 million to reduce the carrying value of the assets comprising our campus in The Woodlands, Texas, which were sold in December 2020, to an estimated fair value, less estimated selling costs. There were no impairments of long-lived assets, including finite-lived intangible assets, in 2019 or 2018.

Indefinite-lived intangible assets are also tested annually for impairment and whenever indicators of impairment are present. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its intangible assets. If management believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible assets is less than its carrying amount, the Company calculates the asset’s fair value. If the carrying value of the asset exceeds its fair value, then the intangible asset is written down to its fair value. In 2019, Lexicon determined that a triggering event occurred upon execution of the Termination Agreement with Sanofi (as defined in Note 14) and Lexicon’s resulting decision to substantially reallocate resources from the development of certain programs, including LX1031 and LX1033 for irritable bowel syndrome, to the development of sotagliflozin. In connection with such triggering event, Lexicon determined that its LX1031 and LX1033 programs for irritable bowel syndrome, collectively an intangible asset, were considered to be impaired and recorded an impairment charge of $28.6 million to IPR&D in 2019. The impairment reduced the remaining book value to zero. There was no impairment of indefinite-lived intangible assets in 2018.

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2020, 2019 or 2018.

Revenue Recognition:

Product Revenues

Prior to the Company’s sale of XERELO and related assets to TerSera in September 2020, product revenues consisted of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues were recognized when the customer obtains control of the Company’s product, which occurs upon delivery to the customer. The Company recognized product revenue net of applicable reserves for variable consideration, including allowances for customer credits, estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States, as discussed below. These estimates were based on the most likely amount method for relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. Product shipping and handling costs were considered a fulfillment activity when control transfers to the Company’s customers and such costs were included in cost of sales.

Customer Credits: The Company’s customers were offered various forms of consideration, including allowances, service fees and prompt payment discounts. The Company expected that its customers would earn prompt payment discounts. As a result, the Company deducted the full amount of those discounts from total product sales when revenues were recognized. Service fees were also deducted from product sales as they were earned.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g., Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company’s estimates for expected utilization of rebates were based on third party market research data and data received from the specialty pharmacies. Rebates were generally invoiced and paid in arrears so that the accrual balance consisted of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known unpaid rebates from the prior quarter. If actual future rebates varied from estimates, the Company adjusted prior period accruals, which affected revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy or distributor, who acts as a retailer. Contracted customers, which consisted primarily of Public Health Service Institutions, non-profit clinics, and federal government entities purchasing via the Federal Supply Schedule, generally purchase the product at a discounted price. The specialty pharmacy or distributor, in turn, charged back to Lexicon the difference between the price paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The allowance for chargeback was based on known sales to contracted customers.

Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company’s estimates for the expected Medicare Part D coverage gap were based on data received from the specialty pharmacies and projections based on historical data. Funding of the coverage gap was generally invoiced and paid in arrears so that the accrual balance consisted of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varied from estimates, the Company adjusted prior period accruals, which affected revenues in the period of adjustment.

Co-payment assistance: Patients who have commercial insurance and meet certain eligibility requirements may receive co-payment assistance. The Company accrued a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

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

Cost of Sales: Cost of sales consisted of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. Product shipping and handling costs were included in cost of sales. Cost of sales also included the amortization of the intangible asset for XERMELO using the straight-line method over the estimated useful life of 14 years.

Research and Development Expenses: Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred.  Technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred. Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company’s estimates of the clinical study costs and costs to transition activities from Sanofi for the development of sotagliflozin for type 2 diabetes and heart failure, as well as the wind down of those activities, were based on estimates of the services to be received and efforts to be expended pursuant to contracts with multiple vendors and the CRO that conducted and managed the clinical studies on its behalf. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the vendors and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Stock-Based Compensation:  The Company recognizes compensation expense in its statements of comprehensive income (loss) for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2020, stock-based compensation cost for all outstanding unvested options and restricted stock units was $15.7 million, which is expected to be recognized over a weighted-average period of 1.1 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for options granted in the years ended December 31, 2020, 2019 and 2018, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2020:
Employees	98%	1.3%	4	0%
Officers and non-employee directors	85%	1.4%	7	0%
December 31, 2019:
Employees	88%	2.2%	4	0%
Officers and non-employee directors	77%	2.6%	8	0%
December 31, 2018:
Employees	58%	2.6%	4	0%
Officers and non-employee directors	63%	2.8%	8	0%

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

The Company maintains a valuation allowance on net operating losses and other deferred tax assets. Accordingly, the Company has not reported any tax benefit relating to the remaining net operating loss carryforwards and income tax credit carryforwards that are available for utilization in future periods. On a periodic basis, the valuation allowance is reassessed on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In 2020, the Company reassessed the valuation allowance and considered negative evidence, including the cumulative losses over the three years ended December 31, 2020, and positive evidence, including the income during the year ended December 31, 2020 and projections of future income. After assessing both the negative evidence and the positive evidence, the Company concluded that it should continue to maintain the valuation allowance on net operating losses and other deferred tax assets as of December 31, 2020 given the significance of the weight of the negative evidence. Based on recent financial performance and future projections, the Company could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. The total deferred tax asset balance subject to the valuation allowance was approximately $309.0 million at December 31, 2020.

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

3. Recent Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This targeted amendment to Topic 808 clarifies that certain transactions resulting from a collaborative agreement should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer for a good or service that is a distinct unit-of-account. This amendment is effective for fiscal years, and interim periods within years presented, beginning after December 15, 2019, and should be applied retrospectively to the date of initial application of Topic 606. The Company has applied the provisions of Topic 606 to account for its transactions for collaboration arrangements, including recognition, measurement, presentation and disclosure requirements, and adoption of this ASU did not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other, which is intended to simplify the subsequent measurement of goodwill. The pronouncement allows an entity, during its annual or interim goodwill impairment evaluation, to compare the fair value of a reporting unit with its carrying amount. An impairment charge is immediately recognized by which the carrying amount exceeds the fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The adoption of this ASU did not have a material impact on the consolidated financial statements.

4. Asset Sale
In September 2020, the Company completed the sale of its XERMELO (telotristat ethyl) product and related assets (the “XERMELO sale”) to TerSera Therapeutics LLC (“TerSera”) pursuant to an Asset Purchase and Sale Agreement entered into in July 2020. The final consideration paid by TerSera was $160.0 million and the net gain recognized in connection with the XERMELO sale was $132.6 million. The gain is reflected on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020.

The Company remains eligible to receive development, regulatory and sales milestone payments of up to an aggregate of $65.0 million for the development and commercialization of telotristat ethyl in patients with biliary tract cancer and mid-teens royalty payments on net sales of XERMELO in biliary tract cancer. The Company has determined that these amounts are constrained until the achievement, if any, of specific events. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall gain in connection with the XERMELO sale and recognize an adjustment on a cumulative catch-up basis in the period that the determination is made. Such adjustment would be included in Gain on sale of XERMELO in the consolidated statement of comprehensive income (loss).

The XERMELO sale did not meet the criteria for reporting discontinued operations as there was not a strategic shift that has (or will have) a major effect on the Company’s operations. For the years ended December 31, 2020, 2019 and 2018, the pretax net loss on the condensed consolidated statement of comprehensive income (loss) for the Company’s XERMELO operations is $12.2 million, $15.4 million and $33.7 million, respectively.
As a result of the XERMELO sale, the Company implemented a reduction in force which reduced its workforce by approximately fifty percent. The Company incurred and recognized severance charges of approximate $5.5 million. Of this charge, $2.5 million was recorded in research and development expense and $3.0 million was recorded in selling, general and administrative expense in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2020.

5. Cash, Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2020 and 2019 are as follows:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$126,263	$—	$—	$126,263
Securities maturing within one year:
Corporate debt securities	26,018	5	(11)	26,012
Total short-term investments	$26,018	$5	$(11)	$26,012
Total cash and cash equivalents and investments	$152,281	$5	$(11)	$152,275

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$36,112	$—	$—	$36,112
Securities maturing within one year:
U.S. treasury securities	235,463	94	(10)	235,547
Total short-term investments	$235,463	$94	$(10)	$235,547
Total cash and cash equivalents and investments	$271,575	$94	$(10)	$271,659

There were no realized gains or losses for the years ended December 31, 2020, 2019, and 2018.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2020 and 2019.

	Assets and Liabilities at Fair Value
	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$126,263	$—	$—	$126,263
Short-term investments	—	26,012	—	26,012
Total cash and cash equivalents and investments	$126,263	$26,012	$—	$152,275

	Assets and Liabilities at Fair Value
	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$36,112	$—	$—	$36,112
Short-term investments	235,547	—	—	235,547
Total cash and cash equivalents and investments	$271,659	$—	$—	$271,659

The Company did not have any Level 3 assets or liabilities at December 31, 2020 or 2019. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.

Refer to Note 10, Debt Obligations, for fair value measurements of debt obligations.

7. Property and Equipment

Property and equipment at December 31, 2020 and 2019 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2020	2019
		(in thousands)
Computers and software	3-5	$3,826	$4,587
Furniture and fixtures	5-7	1,867	5,629
Laboratory equipment	3-7	—	3,279
Leasehold improvements	3-7	417	417
Buildings	15-40	—	59,212
Land	—	—	2,664
Total property and equipment		6,110	75,788
Less: Accumulated depreciation and amortization		(5,815)	(61,741)
Net property and equipment		$295	$14,047

In December 2020, the Company’s subsidiary, Lex-Gen Woodlands, L.P., sold its facilities in The Woodlands, Texas for $11.9 million. The land had a carrying value of $2.7 million and buildings and related assets sold had a net carrying value of $7.9 million. Concurrent with the sale, the Company entered into a leaseback agreement with the purchaser with respect to a portion of such facilities for a period of up to six months.

8. Income Taxes

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act includes temporary changes to both income and non-income based tax laws. For the year ended December 31, 2020 the impact of the CARES Act was immaterial to the Company’s tax provision. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2020 and 2019 are as follows:

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$201,610	$193,270
Research and development tax credits	29,304	46,306
Orphan drug credits	24,524	24,524
Capitalized research and development	47,075	58,596
Stock-based compensation	5,651	5,340
Other	844	5,533
Total deferred tax assets	309,008	333,569
Deferred tax liabilities:
Deferred tax liability related to acquisition of Symphony Icon	—	(4,140)
Other	—	(3)
Total deferred tax liabilities	—	(4,143)
Less: valuation allowance	(309,008)	(329,426)
Net deferred tax liabilities	$—	$—

A reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Expected income tax expense (benefit) at 21%	$(12,300)	$26,065	$(25,315)
State income taxes, net of federal benefit	(269)	445	(809)
Equity compensation	1,777	1,688	1,059
Research and development credit	—	—	(978)
Write off of credit carryover due to 382 study	31,053	—	—
Change in valuation allowance	(20,418)	(35,276)	25,928
Other (1)	157	1,064	115
Income tax benefit	$—	$(6,014)	$—

(1) Other is primarily comprised of expiring Research and Development credits for the years ended December 31, 2019 and nondeductible expenses for the years ended December 31, 2020 and 2018.

Section 382 of the Internal Revenue Code of 1986, contains rules that limit the ability of a company that undergoes an “ownership change” to utilize its net operating loss and tax credit carryovers and certain built-in losses recognized in years after the “ownership change.” An “ownership change” is generally defined as any change in ownership of more than 50% of a corporation’s stock over a rolling three-year period by stockholders that own (directly or indirectly) 5% or more of the stock of a corporation, or arising from a new issuance of stock by a corporation. If an ownership change occurs, Section 382 generally imposes an annual limitation on the use of pre-ownership change net operating loss carryovers to offset taxable income earned after the ownership change. The Company completed a Section 382 study and determined that historical ownership changes occurred. The Section 382 annual limitation related to historical ownership changes impacts our ability to utilize our tax attributes. In 2020, the federal deferred tax assets and valuation allowance decreased due to the write-off of attributes that will expire still subject to limitation.

At December 31, 2020, Lexicon had both federal and state NOL carryforwards of approximately $918.1 million and $86.9 million, respectively.  In 2020, federal NOLs increased by $38.4 million primarily related to a current year NOL partially offset by $66.9 million decrease in historical NOLs which will expire still subject to Section 382 limitation. The state NOL carryforwards increased due to a legislative change from pre-apportionment to post-apportionment reporting in New Jersey. The federal and state NOL carryforwards will begin to expire in 2024.  In 2020, the Company’s R&D tax credit carryforwards decreased by $17.0 million due to Section 382 limitations to approximately $29.3 million which will begin to expire in 2027. Based on the federal tax law limits and the Company’s cumulative loss position, the Company concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2020, the valuation allowance decreased $20.4 million, primarily due to decreases in deferred tax assets associated with attributes subject to IRC 382 limitation and capitalized research and development expenses partially offset by NOLs generated in the current year and the reversal of the deferred tax liability related to the acquisition of Symphony Icon.

Lexicon recorded an income tax benefit of $6.0 million in the year ended December 31, 2019 despite reporting pretax income for the year. The result reflects the impact of the impairment of intangible assets associated with Symphony Icon and the benefit from the utilization of federal NOLs for which a tax benefit had not previously been recognized, partially offset by nondeductible expenses. There were no income tax benefits in the years ended December 31, 2020 and 2018, respectively. As of December 31, 2020 and 2019, the Company did not have any unrecognized tax benefits.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1999 to current remain open to examination by U.S. federal authorities and 2012 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2020 and 2019, the Company had no accruals for interest or penalties related to income tax matters.

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

In 2020, the Company entered into separate, privately negotiated exchange agreements to exchange $75.8 million aggregate principal amount of the Convertible Notes for consideration valued at 85% of the principal amount of the Convertible Notes. In 2020, the Company issued 10,368,956 shares of the Company’s common stock and paid $50.0 million in cash, which included $1.3 million of accrued interest, to exchange such Convertible Notes. The Company recorded the exchanges under the accounting requirements for debt extinguishment of convertible instruments. As a result, a debt extinguishment gain of $9.6 million was recorded and is included in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2020. As of December 31, 2020, the carrying value of the remaining Convertible Notes was $11.6 million.

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

In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. As of December 31, 2020, the balance of unamortized debt issuance costs was $0.1 million, which was adjusted upon execution of the exchange agreements and offsets long-term debt on the consolidated balance sheets.

The fair value of the remaining Convertible Notes was $9.2 million as of December 31, 2020 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.

Mortgage Loan.  In August 2018, a wholly owned subsidiary of Lexicon entered into a term loan and security agreement refinancing the previously existing mortgage on its facilities in The Woodlands, Texas (the “Property”). The Company recorded the refinancing as a debt extinguishment, with no recognition of gain or loss on the transaction. The loan agreement provided for a $12.9 million mortgage on the Property and had a two-year term with a 10-year amortization. The mortgage loan bore interest at a rate per annum equal to the greater of (a) the 30-day LIBOR rate plus 5.5% and (b) 7.5% and provided for a balloon payment of $10.3 million, which was paid in full in August 2020. As of December 31, 2019, the balance sheet included mortgage debt, the carrying value of the debt, of $11.0 million and was included in current portion of long-term debt.

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

The BioPharma Term Loan was subject to mandatory prepayment provisions that required prepayment upon a change of control or receipt of proceeds from certain non-ordinary course transfers of assets. The Company repaid the BioPharma Term Loan in whole, together with required prepayment and make-whole premiums, upon closing of the XERMELO Sale in September 2020. The Company recorded the repayment under the accounting requirements for debt extinguishment and as a result, a loss of $8.6 million was recognized and is included in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2020.

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

11. Commitments and Contingencies

Operating Lease Obligations:  A wholly-owned subsidiary of Lexicon leases office space in Basking Ridge, New Jersey under a lease agreement, the term of which began in June 2015 and terminates in December 2022. As of December 31, 2020, the office space lease right-of-use (ROU) asset had a balance of $1.2 million, which is included in other assets in the consolidated balance sheet, and current and non-current liabilities relating to the ROU asset were $0.6 million and $0.6 million, respectively, which are included in accrued liabilities and other long-term liabilities in the consolidated balance sheet, respectively. The discount rate used to record the office space lease was Lexicon’s estimated borrowing rate of 9%. Lexicon elected to apply the short-term lease exception to all leases with a term of one year or less.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at December 31, 2020:

(in thousands)
2021	$632
2022	645
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted operating lease liability	1,277
Less: amount of lease payments representing interest	(113)
Present value of future lease payments	1,164
Less: short-term operating lease liability	(553)
Long-term operating lease liability	$611

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

Legal Proceedings:  On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against the Company and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. Our motion to dismiss was granted and the action was dismissed with prejudice by the District Court on August 14, 2020. The lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit on September 11, 2020 and a brief in support of its appeal on December 17, 2020. The Company filed a response brief on February 18, 2021 and the lead plaintiffs filed a reply brief on March 11, 2021. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from its Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

On October 16, 2020, Lexicon initiated arbitration proceedings against Sanofi-Aventis Deutschland GmbH, or Sanofi, seeking to recover damages for breach of contract relating to the Termination and Settlement Agreement and Mutual Releases with Sanofi, dated September 9, 2019. In September 2020, Sanofi withheld approximately $23.2 million from the final $26 million payment due to the Company under the termination and settlement agreement, offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by the Company under the terms of the termination and settlement agreement. Lexicon disputes that at least a significant portion of such costs are properly reimbursable by the Company under the terms of the termination and settlement agreement and assert that, in any event, Sanofi was not permitted to withhold any of such costs under the terms of the termination and settlement agreement. Lexicon is seeking payment of up to $23.2 million in such disputed costs, together with late interest and attorneys’ fees and costs. Sanofi is seeking a declaratory judgment that Lexicon is liable for all disputed costs previously withheld and damages for any additional costs properly reimbursable under the terms of the termination and settlement agreement in excess of those previously withheld, together with late interest and attorneys’ fees.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 30,000,000 shares at December 31, 2020.  In the first quarter of 2020, the Company amended the 2017 Equity Incentive Plan to increase the aggregate number of shares that may be issued under the plan to 30,000,000 shares. As of December 31, 2020, options to purchase 8,026,989 shares and 2,683,875 restricted stock units were outstanding, 1,909,515 shares had been issued upon the exercise of stock options, 3,160,935 shares had been issued pursuant to restricted stock units and 113,940 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 600,000 shares.  As of December 31, 2020, stock options to purchase 369,917 shares were outstanding, none had been issued upon the exercise of stock options, 85,104 restricted stock units were outstanding and 130,936 shares had been issued pursuant to restricted stock and restricted stock unit awards granted under the Directors’ Plan.

Stock Option Activity:  The following is a summary of stock option activity under Lexicon’s equity incentive plans:

	2020		2019		2018
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	7,695	$8.95	6,152	$10.68	4,961	$11.17
Granted	3,495	3.24	2,435	5.06	1,916	10.00
Exercised	—	—	—	—	(97)	7.55
Expired	(236)	12.91	(212)	9.95	(239)	14.21
Forfeited	(2,557)	6.78	(680)	10.42	(389)	12.04
Outstanding at end of year	8,397	7.12	7,695	8.95	6,152	10.68
Exercisable at end of year	4,684	$9.48	4,275	$10.56	3,620	$10.72

The weighted average estimated grant date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 were $2.35, $3.18 and $5.63, respectively.  The total intrinsic value of stock options exercised during the year ended December 31, 2018 was $0.2 million.  The weighted average remaining contractual term of stock options outstanding and exercisable was 6.8 and 5.2 years, respectively, as of December 31, 2020.  At December 31, 2020, the aggregate intrinsic value of the outstanding stock options was $0.5 million. At December 31, 2020, the intrinsic value of exercisable stock options was zero.

Stock Bonus and Restricted Stock Unit Activity:

During the year ended December 31, 2020 and 2019, Lexicon granted its non-employee directors 85,104 and 27,728 restricted stock units, respectively, and during the year ended December 31, 2018, granted its non-employee directors 20,512 shares of restricted stock awards. The restricted stock in 2020, 2019 and 2018 had weighted average grant date fair values of $1.86, $5.67 and $7.80 per share, respectively. Vesting of restricted stock units occurs on the first anniversary of the grant date and vesting of restricted stock awards is immediate.

During the years ended December 31, 2020, 2019 and 2018, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in three annual installments. The total fair value of shares vested in 2020, 2019 and 2018 was $3.2 million, $2.9 million and $3.3 million, respectively.

The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2019	2,830	$6.35
Granted	3,144	3.27
Vested	(1,219)	6.56
Forfeited	(1,986)	4.13
Outstanding at December 31, 2020	2,769	$4.35

Aggregate Shares Reserved for Issuance

As of December 31, 2020, an aggregate of 11,165,885 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 14,118,789 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

13. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $0.9 million, $1.2 million and $1.0 million in the years ended December 31, 2020, 2019 and 2018, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen is responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and had the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials were to be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen paid Lexicon an aggregate of $47.2 million through September 30, 2020, consisting of $24.5 million in upfront payments, a $6.4 million milestone upon the acceptance of the filing submitted by Ipsen to the European Medicines Agency for XERMELO as an adjunct to somatostatin analog therapy for the long-term treatment of carcinoid syndrome, a $5.1 million milestone upon Ipsen’s receipt of approval from the European Commission for the marketing of XERMELO in all member states of the European Union, Norway and Iceland, a $3.8 million milestone upon Ipsen’s first commercial sale in Germany, a $3.8 million milestone upon Ipsen’s first commercial sale in the United Kingdom, a $1.3 million milestone upon Ipsen’s receipt of approval from Health Canada and a $2.3 million milestone upon Ipsen's first commercial sale in Canada. In addition, Lexicon was eligible to receive from Ipsen (a) up to an aggregate of approximately $9.6 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of €72 million upon the achievement of specified sales milestones. Milestone payments that were contingent upon achievement of a substantive milestone were deemed constrained. Lexicon was also entitled to tiered, escalating royalties ranging from low twenties to mid-thirties percentages of net sales of XERMELO in the Licensed Territory, subject to a credit for amounts previously paid to Lexicon by Ipsen for the manufacture and supply of such units of XERMELO. Lexicon and Ipsen had entered into a commercial supply agreement pursuant to which Lexicon supplied Ipsen’s commercial requirements of XERMELO, and Ipsen paid an agreed upon transfer price for such commercial supply.

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

The Company determined that the license had stand-alone value because it is an exclusive license that grants Ipsen the right to develop and commercialize XERMELO or to sublicense its rights. In addition, at the time of the agreement, it would have been possible for Ipsen or another third party to conduct clinical trials without assistance from Lexicon. As a result, the Company considered the license and the development services under the Agreement to be separate performance obligations. The Company recognized the portion of the transaction price allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company recognized as revenue the amount allocated to the development services and the obligation to participate in committees over the period of time Lexicon performed services, which was completed in 2018.

The Company determined that the commercial supply agreement was a contingent deliverable at the onset. There was inherent uncertainty in obtaining regulatory approval at the time and entry into the commercial supply agreement, thus making the applicability of the commercial supply agreement outside the control of Lexicon and Ipsen. As a result, the Company determined the commercial supply agreement did not meet the definition of a performance obligation that needed to be accounted for at the inception of the arrangement. The Company also determined that there was no significant and incremental discount related to the commercial supply agreement that should have been accounted for at the inception of the arrangement.

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

As a result of the allocation, the Company recognized $21.2 million of the $24.5 million upfront payment for the license in 2014, and an additional $1.4 million in 2015 upon entering into the amendment. The Company recognized the $1.7 million allocated to the development services deliverable over the estimated period of performance as development occurred, and recognized the $0.1 million allocated to the committee participation deliverable ratably over the period of performance. Milestone payments that were contingent upon the achievement of a substantive milestone were deemed constrained. If or when the constraint was determined to be resolved, the Company re-evaluated the overall transaction price and recognized an adjustment on a cumulative catch-up basis in the period that the adjustment was evaluated. Revenue recognized under the Agreement was $0.3 million, $4.9 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue for each of the years ended December 31, 2020, 2019 and 2018 include $0.3 million of royalties from Ipsen. Revenue for the years ended December 31, 2020, 2019 and 2018 include zero, $1.3 million and $1.6 million, respectively, from sales of bulk tablets of XERMELO to Ipsen.

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

Under the terms of the Termination Agreement, Lexicon regained all rights to sotagliflozin and assumed full responsibility for the worldwide development and commercialization of sotagliflozin in all indications. Sanofi paid Lexicon $208 million in September 2019, $26 million in each of March and September 2020 (less amounts withheld by Sanofi offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by Lexicon under the terms of the Termination Agreement), and neither party will owe additional payments pursuant to the Sanofi Agreement. The parties have cooperated in the transition of responsibility for ongoing clinical studies and other activities, and each party is responsible for its own expenses associated with such transition, subject to certain exceptions. See Note 11, Commitments and Contingencies, for additional information. Beginning in March 2020, Lexicon closed out early the clinical studies related to the Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease.

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

Under the Sanofi Agreement, Sanofi paid Lexicon an upfront payment of $300 million. In addition, Lexicon was eligible to receive from Sanofi (a) up to an aggregate of $110 million upon the achievement of four development milestones relating to the results of certain Phase 3 clinical trials of sotagliflozin in type 2 diabetes patients, (b) up to an aggregate of $220 million upon the achievement of four regulatory milestones relating to the first commercial sale following regulatory approval of sotagliflozin for type 1 and type 2 diabetes, respectively, in each of the United States and Europe, of which two milestones representing the substantial majority of such aggregate amount relate to type 2 diabetes and the remaining two milestones relate to type 1 diabetes, (c) $100 million upon the achievement of a milestone based on the results of either of two outcomes studies in type 2 diabetes patients, the completion of which would likely occur after initial regulatory approval of sotagliflozin in type 2 diabetes, and (d) up to an aggregate of $990 million upon the achievement of six commercial milestones that would be achieved upon reaching specified levels of sales. The Company believed that each of the development and regulatory milestones under the Sanofi Agreement was substantive. Due to the uncertainty surrounding the achievement of the future development and regulatory milestones, these payments were deemed constrained and were not recognized as revenue. Commercial milestones would have been accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria were met. Lexicon was also entitled to tiered, escalating royalties ranging from low double digit percentages to forty percent of net sales of sotagliflozin, based on indication and territory, with royalties for the higher band of such range attributable to net sales for type 1 diabetes in the United States, and subject in each case to customary royalty reduction provisions.

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

The Sanofi Agreement would have expired upon the expiration of all applicable royalty terms for all licensed products in all countries. The royalty term for each licensed product in each country was the period commencing on the effective date of the Sanofi Agreement and ending on the latest of expiration of specified patent coverage, expiration of specified regulatory exclusivity and 10 years following the first commercial sale in the applicable country. Either party had the right to terminate the Sanofi Agreement in the event of an uncured material breach by the other party. Prior to completion of the core development activities for type 2 diabetes specified in the development plan, Sanofi had the right to terminate the Sanofi Agreement on a country-by-country and licensed product-by-licensed product basis, in the event of (a) notification of a material safety issue relating to the licensed product or the class of sodium-glucose cotransporters type 1 or type 2 inhibitors resulting in a recommendation or requirement that Lexicon or Sanofi cease development, (b) failure to achieve positive results with respect to certain clinical trial results, (c) the occurrence of specified fundamental adverse events or (d) the exploitation of the licensed product infringing third party intellectual property rights in specified major markets and Sanofi is unable to obtain a license to such third party intellectual property rights.

The Company considered the following as its performance obligations with respect to the revenue recognition of the $300 million upfront payment:

•The exclusive worldwide license granted to Sanofi to develop and commercialize sotagliflozin;
•The development services Lexicon was to perform for sotagliflozin relating to type 1 diabetes; and
•The funding Lexicon was to provide for development relating to type 2 diabetes.

The Company determined that the license had stand-alone value because it was an exclusive license that gave Sanofi the right to develop and commercialize sotagliflozin or to sublicense its rights. In addition, sotagliflozin was then in development and it was possible that Sanofi or another third party could conduct clinical trials without assistance from Lexicon. As a result, the Company considered the license and the development services under the Sanofi Agreement to be separate performance obligations. The Company recognized the portion of the transaction price allocated to the license immediately because Lexicon delivered the license and earned the revenue at the inception of the arrangement. The Company was recognizing as revenue the amount allocated to the development services for type 1 diabetes over the period of time Lexicon performed services, which was expected to be through 2027, and recognized as revenue the obligation to provide funding for development services for type 2 diabetes over the period of time Lexicon provided the funding, which was completed in 2018.

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

As a result of the allocation of the Sanofi Agreement, the Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company was recognizing the $113.8 million allocated to the development services performance obligation and the $59.4 million allocated to the funding performance obligation over the estimated period of performance as the development and funding occurred. The Termination Agreement was accounted for as a modification under ASC 606. Upon execution of the Termination Agreement in September 2019, the Company recognized the remaining $23.5 million allocated to Lexicon’s performance obligations as revenue and reduced its remaining deferred revenue balance accordingly. In addition, the Company recognized revenue of $260 million, representing the full cash consideration from the Termination Agreement. Subsequent to the Termination Agreement, the Company has no remaining performance obligations to Sanofi. Revenue recognized under the collaboration agreements with Sanofi was $286 million and $33.2 million for the years ended December 31, 2019 and 2018, respectively.

15. Earnings (Loss) Per Share

The following is a summary of Lexicon’s earnings (loss) per share calculations and reconciliations of basic to diluted earnings (loss) per share:

	Year Ended December 31,
(In thousands, except per share amounts)	2020	2019	2018
Numerator:
Net income (loss)	$(58,574)	$130,133	$(120,548)
Add interest expense on Convertible Notes	—	5,067	—
Adjusted net income (loss)	$(58,574)	$135,200	$(120,548)

Denominator:
Shares used in computing net income (loss) per common share, basic	110,841	106,218	105,830
Add effect of potential dilutive securities
Share based awards	—	164	—
Convertible Notes	—	10,365	—
Shares used in computing net income (loss) per common share, diluted	110,841	116,747	105,830

Net income (loss) per share - basic	$(0.53)	$1.23	$(1.14)
Net income (loss) per share - diluted	$(0.53)	$1.16	$(1.14)

For periods presented with a net loss, the weighted average number of shares outstanding are the same for both basic and diluted net loss per common share. The average number of shares associated with stock options and restricted stock units that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future was 11,113,054, 8,206,390 and 7,438,134, respectively, for the years ended December 31, 2020, 2019 and 2018. For periods presented with a net loss, the shares associated with the Convertible Notes are not included in the computation of diluted earnings per share because they are antidilutive.

16. Other Capital Agreements

Common Stock: In December 2020, Lexicon sold 20,312,500 shares of its common stock at a price of $3.200 per share in a registered direct offering pursuant to an existing shelf registration statement. Sale of the shares resulted in net proceeds of $63.0 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $0.2 million. The investors in the offering were Artal International S.C.A., an affiliate of of Invus, L.P., the Company’s largest stockholder, and BVF Partners L.P. and certain affiliates of BVF Partners L.P. All of the net proceeds of the registered direct offering are reflected as issuance of common stock in the accompanying financial statements.

In October 2020, Lexicon entered into an Open Market Sale AgreementSM (the “sales agreement”) with Jefferies LLC (“Jefferies”) relating to the shares of its common stock. Lexicon may offer and sell common stock having an aggregate sales price of up to $50,000,000 from time to time through Jefferies acting as its sales agent. In November 2020, Lexicon sold 3,709,233 shares of its common stock at a price of $1.992 per share pursuant to the sales agreement, resulting in net proceeds of $7.0 million. The net proceeds from this sale are reflected as issuance of common stock in the accompanying financial statements.

In January 2021, Lexicon sold 2,000,000 shares of its common stock at a price of $8.463 per share pursuant to the sales agreement, resulting in net proceeds of $16.4 million.