Form 10-Q
period 2021-03-31
LEXICON PHARMACEUTICALS, INC.
filed 2021-05-06
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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

As of May 4, 2021, 144,387,799 shares of the registrant’s common stock, par value $0.001 per share, were outstanding. ☐

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo are registered trademarks of Lexicon Pharmaceuticals, Inc.

——————

Factors Affecting Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Part II, Item 1A. - Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2020, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$97,652	$126,263
Short-term investments	43,709	26,012
Accounts receivable, net	101	395
Prepaid expenses and other current assets	3,954	5,049
Total current assets	145,416	157,719
Property and equipment, net of accumulated depreciation and amortization of $5,851 and $5,815, respectively	296	295
Goodwill	44,543	44,543
Other assets	3,005	1,231
Total assets	$193,260	$203,788
Liabilities and Equity
Current liabilities:
Accounts payable	$4,926	$5,469
Accrued liabilities	22,409	29,691
Current portion of long-term debt, net of deferred issuance costs	11,660	11,646
Total current liabilities	38,995	46,806
Other long-term liabilities	1,718	611
Total liabilities	40,713	47,417
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 145,552 and 142,289 shares issued, respectively	145	142
Additional paid-in capital	1,580,891	1,561,096
Accumulated deficit	(1,420,976)	(1,400,018)
Accumulated other comprehensive income (loss)	5	(6)
Treasury stock, at cost, 1,165 and 793 shares, respectively	(7,518)	(4,843)
Total stockholders’ equity	152,547	156,371
Total liabilities and equity	$193,260	$203,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net product revenue	$—	$7,877
Collaborative agreements	—	8
Royalties and other revenue	27	114
Total revenues	27	7,999
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	—	568
Research and development, including stock-based compensation of $1,286 and $2,176, respectively	12,609	55,181
Selling, general and administrative, including stock-based compensation of $1,565, and $2,256, respectively	8,257	14,688
Total operating expenses	20,866	70,437
Loss from operations	(20,839)	(62,438)
Interest expense	(167)	(5,131)
Interest and other income, net	48	958
Net loss	$(20,958)	$(66,611)
Net loss per common share, basic and diluted	$(0.15)	$(0.63)

Shares used in computing net loss per common share, basic and diluted	143,379	106,536

Other comprehensive loss:
Unrealized gain on investments	11	776
Comprehensive loss	$(20,947)	$(65,835)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2019	106,679	$106	$1,462,172	$(1,341,444)	$84	$(3,817)	$117,101
Stock-based compensation	—	—	4,432	—	—	—	4,432
Issuance of common stock under Equity Incentive Plans	1,032	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(923)	(923)
Net loss	—	—	—	(66,611)	—	—	(66,611)
Unrealized gain on investments	—	—	—	—	776	—	776
Balance at March 31, 2020	107,711	$108	$1,466,604	$(1,408,055)	$860	$(4,740)	$54,777

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2020	142,289	$142	$1,561,096	$(1,400,018)	$(6)	$(4,843)	$156,371
Stock-based compensation	—	—	2,851	—	—	—	2,851
Issuance of common stock under Equity Incentive Plans	1,263	1	547	—	—	—	548
Issuance of common stock under an Open Market Sale Agreement, net of issuance fees	2,000	2	16,397	—	—	—	16,399
Repurchase of common stock	—	—	—	—	—	(2,675)	(2,675)
Net loss	—	—	—	(20,958)	—	—	(20,958)
Unrealized gain on investments	—	—	—	—	11	—	11
Balance at March 31, 2021	145,552	$145	$1,580,891	$(1,420,976)	$5	$(7,518)	$152,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,958)	$(66,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	906
Stock-based compensation	2,851	4,432
Amortization of debt issuance costs	14	362
Changes in operating assets and liabilities:
Decrease in accounts receivable	294	26,397
Decrease in inventory	—	96
(Increase) decrease in prepaid expenses and other current assets	1,095	(2,875)
(Increase) decrease in other assets	(74)	102
Increase (decrease) in accounts payable and other liabilities	(8,418)	15,137
Net cash used in operating activities	(25,159)	(22,054)
Cash flows from investing activities:
Purchases of property and equipment	(38)	—
Purchases of investments	(21,686)	(33,222)
Maturities of investments	4,000	76,000
Net cash (used in) provided by investing activities	(17,724)	42,778
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	16,947	—
Repurchase of common stock	(2,675)	(923)
Repayment of debt borrowings	—	(321)
Net cash provided by (used in) financing activities	14,272	(1,244)
Net increase (decrease) in cash and cash equivalents	(28,611)	19,480
Cash and cash equivalents at beginning of period	126,263	36,112
Cash and cash equivalents at end of period	$97,652	$55,592

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3,658

Supplemental disclosure of non-cash activities:
Right-of-use asset	$1,700	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

The accompanying condensed consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of March 31, 2021, short-term investments consisted of U.S. treasury bills and corporate debt securities. As of December 31, 2020, short-term investments consisted of corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accrued liabilities: Accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
	2021	2020
	(in thousands)
Accrued research and development services	$16,505	$21,962
Accrued compensation and benefits	3,552	6,200
Short term lease liability	1,026	553
Other	1,326	976
Accrued liabilities	$22,409	$29,691

Leases: Lexicon determines if a contract is or contains a lease at inception or upon modification of the contract. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. Lexicon does not apply this accounting to those leases with terms of twelve (12) months or less.

Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in its leases, Lexicon uses its incremental borrowing rate of 9% at the commencement date in determining the present value of future payments.

Revenue Recognition:

Product Revenues

Prior to the Company’s sale of XERMELO and related assets to TerSera in September 2020, product revenues consisted of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen Pharma SAS (“Ipsen”). Product revenues were recognized when the customer obtained control of XERMELO, which occurred upon delivery to the customer. The Company recognized product revenue net of applicable reserves for variable consideration, including allowances for customer credits, estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. These estimates were based on the most likely amount method for relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. The Company’s net product revenues reflected the Company’s best estimates of the amounts of consideration to which it was entitled based on the terms of the respective underlying contracts. Product shipping and handling costs were considered a fulfillment activity when control transferred to the Company’s customers and such costs were included in cost of sales.

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

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for stock options granted in the three months ended March 31, 2021 and 2020:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2021:
Employees	105%	0.4%	4	—%
Officers and non-employee directors	90%	1.0%	7	—%
March 31, 2020:
Employees	89%	1.3%	4	—%
Officers and non-employee directors	77%	1.4%	8	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2020	8,397	$7.12
Granted	957	8.37
Exercised	(109)	5.03
Expired	(178)	12.55
Forfeited	(31)	10.12
Outstanding at March 31, 2021	9,036	7.16
Exercisable at March 31, 2021	5,183	$8.63

During the three months ended March 31, 2021, Lexicon also granted its employees annual restricted stock units. Outstanding employee restricted stock units vest in three annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2020	2,769	$4.35
Granted	631	8.38
Vested	(1,154)	5.27
Forfeited	(33)	4.67
Outstanding at March 31, 2021	2,213	$5.02

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

2.           Recent Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The guidance amended certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates, and simplifies aspects of the accounting for franchise taxes. The guidance is effective for annual periods beginning after December 15, 2020, including interim periods therein. The adoption of ASU 2019-12 in the first quarter of 2021 did not have a material impact on the Company’s condensed consolidated financial statements.

3.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2021 and December 31, 2020 are as follows:

	As of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$97,652	$—	$—	$97,652
Securities maturing within one year:
U.S. treasury securities	15,243	2	—	15,245
Corporate debt securities	28,461	10	(7)	28,464
Total short-term investments	$43,704	$12	$(7)	$43,709
Total cash and cash equivalents and investments	$141,356	$12	$(7)	$141,361

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$126,263	$—	$—	$126,263
Securities maturing within one year:
Corporate debt securities	26,018	5	(11)	26,012
Total short-term investments	$26,018	$5	$(11)	$26,012
Total cash and cash equivalents and investments	$152,281	$5	$(11)	$152,275

There were no realized losses during either of the three months ended March 31, 2021 and 2020, respectively. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of March 31, 2021 and December 31, 2020.

	Assets and Liabilities at Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$97,652	$—	$—	$97,652
Short-term investments	15,245	28,464	—	43,709
Total cash and cash equivalents and investments	$112,897	$28,464	$—	$141,361

	Assets and Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$126,263	$—	$—	$126,263
Short-term investments	—	26,012	—	26,012
Total cash and cash equivalents and investments	$126,263	$26,012	$—	$152,275

The Company did not have any Level 3 assets or liabilities as of March 31, 2021 or December 31, 2020. Transfers between levels are recognized at the actual date of the circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.
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
In 2020, the Company entered into separate, privately negotiated exchange agreements to exchange $75.8 million aggregate principal amount of the Convertible Notes for consideration valued at 85% of the principle amount of the Convertible Notes. As of March 31, 2021, the carrying value of the remaining Convertible Notes was $11.7 million and are included in the current portion of long-term debt, net of deferred issuance costs in the accompanying condensed consolidated balance sheet.
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
The fair value of the remaining Convertible Notes was $12.6 million as of March 31, 2021 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.

6.            Commitments and Contingencies

Operating Lease Obligations:  Lexicon’s operating leases include office space in The Woodlands, Texas and Basking Ridge, New Jersey that will expire in August 2025 and December 2022, respectively. Under its lease agreements, Lexicon is obligated to pay property taxes, insurance, and maintenance costs.

As of March 31, 2021, the right-of-use assets for the office space leases had a balance of $2.9 million, which is included in other assets in the condensed consolidated balance sheet, and current and non-current liabilities relating to the assets were $1.0 million and $1.7 million, respectively, which are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at March 31, 2021:

(in thousands)
2021	$644
2022	1,162
2023	530
2024	543
2025	369
Thereafter	—
Total undiscounted operating lease liability	3,248
Less: amount of lease payments representing interest	(505)
Present value of future lease payments	2,743
Less: short-term operating lease liability	(1,026)
Long-term operating lease liability	$1,717

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

Sanofi Arbitration. On October 16, 2020, the Company initiated arbitration proceedings against Sanofi-Aventis Deutschland GmbH (“Sanofi”) seeking to recover damages for breach of contract relating to the Termination and Settlement

Agreement and Mutual Releases with Sanofi, dated September 9, 2019 (the “Termination Agreement”). In September 2020, Sanofi withheld approximately $23.2 million from the final $26 million payment due to the Company under the Termination Agreement, offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by the Company under the terms of the Termination Agreement. The Company disputes that at least a significant portion of such costs are properly reimbursable by the Company under the terms of the Termination Agreement and asserts that, in any event, Sanofi was not permitted to withhold any of such costs under the terms of the Termination Agreement. The Company is seeking payment of up to $23.2 million in such disputed costs, together with late interest and attorneys’ fees and costs. Sanofi is seeking declaratory judgment that the Company is liable for all disputed costs previously withheld and damages for any additional costs properly reimburseable under the terms of the Termination Agreement in excess of those previously withheld, together with late interest and attorneys’ fees.

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
Prior to the XERMELO sale, Lexicon had earned certain milestone payments and royalties from Ipsen. Revenue, including royalty revenue, recognized under the Ipsen Agreement was $0.1 million for the three months ended March 31, 2020.
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
Under the terms of the Termination Agreement, Lexicon regained all rights to sotagliflozin and assumed full responsibility for the worldwide development and commercialization of sotagliflozin in all indications. Sanofi paid Lexicon $208 million in September 2019 and $26 million in each of March and September 2020 (less amounts withheld by Sanofi offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by Lexicon under the terms of the Termination Agreement), and neither party will owe any additional payments pursuant to the Sanofi Agreement. The parties have cooperated in the transition of responsibility for ongoing clinical studies and other activities, and each party is responsible for its own expenses associated with such transition, subject to certain exceptions. See Note 6, Commitments and Contingencies, for additional information. Beginning in March 2020, Lexicon closed out early the clinical studies related to the Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease. Subsequent to the Termination Agreement, Lexicon has no remaining performance obligations to Sanofi.

8. Other Capital Agreements

Common Stock: In 2020, Lexicon entered into an Open Market Sale AgreementSM (the “sales agreement”) with Jefferies LLC (“Jefferies”) relating to the shares of its common stock. Lexicon may offer and sell common stock having an aggregate sales price of up to $50.0 million from time to time through Jefferies acting as its sales agent. In 2020, Lexicon sold 3,709,233 shares of its common stock at a price of $1.992 per share pursuant to the sales agreement, resulting in net proceeds of $7.0 million. In January 2021, Lexicon sold 2,000,000 shares of its common stock at a price of $8.463 per share pursuant to the sales agreement, resulting in net proceeds of $16.4 million. The net proceeds are reflected as issuance of common stock in the accompanying condensed consolidated financial statements.

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

Since our inception, we have incurred significant losses and, as of March 31, 2021, we had an accumulated deficit of $1.4 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements that could have a material impact to our condensed consolidated financial statements.

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2021	2020
Total revenues	$—	$8.0
Dollar decrease	$(8.0)
Percentage decrease	(100)%

•Net product revenue – Net product revenue for the three months ended March 31, 2020 was $7.9 million. We sold XERMELO and related assets to TerSera on September 8, 2020. Product revenues were recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.
•Royalties and other revenue – Royalty revenue for the three months ended March 31, 2020 was $0.1 million from the product sales of XERMELO by Ipsen in countries outside the United States.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. Cost of sales was $0.6 million for the three months ended March 31, 2020 and included $0.4 million of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2021	2020
Total research and development expense	$12.6	$55.2
Dollar decrease	$42.6
Percentage decrease	77%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•Third-party and other services – Third-party and other services for the three months ended March 31, 2021 decreased 84% to $7.2 million as compared to the corresponding period in 2020 primarily due to decreases in external clinical development costs relating to sotagliflozin subsequent to the wind down of the activities beginning in March 2020. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs for the three months ended March 31, 2021 decreased 48% to $2.9 million as compared to the corresponding period in 2020, primarily due to lower employee salaries and benefit costs as a result of the reduction in force of our personnel in September 2020. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2021 decreased 41% to $1.3 million as compared to the corresponding period in 2020, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.7 million, respectively.

•Other – Other costs for the three months ended March 31, 2021 decreased 38% to $0.9 million as compared to the corresponding period in 2020, primarily due to lower costs of travel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2021	2020
Total selling, general and administrative expense	$8.3	$14.7
Dollar decrease	$6.4
Percentage decrease	44%
Selling, general and administrative expenses consist primarily of personnel costs to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•Personnel – Personnel costs for the three months ended March 31, 2021 decreased 58% to $3.2 million as compared to the corresponding period in 2020, primarily due to lower employee salaries and benefit costs as a result of the reduction in force of our personnel in September 2020. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended March 31, 2021 decreased 16% to $2.4 million as compared to the corresponding period in 2020, primarily due to lower marketing expenses, partially offset by higher legal fees.

•Stock-based compensation – Stock-based compensation expense for the three months ended March 31, 2021 decreased 31% to $1.6 million as compared to the corresponding period in 2020, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2021 and 2020 were $0.3 million and $0.5 million, respectively.

•Other – Other costs for the three months ended March 31, 2021 decreased 50% to $0.8 million as compared to the corresponding period in 2020, primarily due to decreases in travel expenses due to the COVID-19 pandemic.
Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense decreased 97% to $0.2 million for the three months ended March 31, 2021, primarily due to the $150 million payoff of the BioPharma term loan in September 2020 and the $75.8 million exchange of convertible notes in September and October 2020.

Interest and Other Income, Net. Interest and other income, net for the three months ended March 31, 2021 decreased 95% from $1.0 million in the corresponding period in 2020.

Net Loss and Net Loss per Common Share

Net loss and Net loss per Common Share. Net loss was $21.0 million, or $0.15 per share, in the three months ended March 31, 2021 as compared to $66.6 million, or $0.63 per share, in the corresponding period in 2020.
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
As of March 31, 2021, we had $141.4 million in cash, cash equivalents and short-term investments. As of December 31, 2020, we had $152.3 million in cash, cash equivalents and short-term investments. We used cash of $25.2 million from operations in the three months ended March 31, 2021. This consisted primarily of the net loss for the period of $21.0 million and a net decrease in operating liabilities net of assets of $7.1 million, partially offset by non-cash charges of $2.9 million related to stock-based compensation expense. Investing activities used cash of $17.7 million in the three months ended March 31, 2021, primarily due to net purchases of investments. Financing activities provided cash of $14.3 million, primarily as a result of $16.9 million net proceeds from the sale of common stock under an Open Market Sale agreement, which was partially offset by $2.7 million used to repurchase common stock.
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
We had approximately $141.4 million in cash and cash equivalents and short-term investments as of March 31, 2021. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are not subject to interest rate sensitivity on our outstanding Convertible Notes as they generally have a fixed rate of 5.25% per annum. The Convertible Notes interest is payable in cash semi-annually in arrears and matures in December 2021, unless earlier converted or repurchased in accordance with their terms.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•    We depend on our ability to gain alignment with certain regulatory authorities on our regulatory strategy for sotagliflozin in heart failure. If we fail to effectively gain such alignment, our business will suffer and our stock price will likely decline.

•    The commercial success of any products that we or our collaborators may develop will depend upon the degree of market acceptance among physicians, patients, health care payers and the medical community.

•    If we are unable to reestablish an effective sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize any products that we or our collaborators may develop.

•    If we are unable to maintain adequate coverage and reimbursement from third-party payers for any products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.

•    We may not be able to manufacture products that we or our collaborators may develop in commercial quantities, which would impair our ability to commercialize such products.

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

•    Our competitors may develop products that impair the value of any products that we or our collaborators may develop.

•    We face business disruption and related risks resulting from the outbreak of the novel coronavirus, or COVID-19, including delays in the enrollment of ongoing clinical trials and other operational impacts, each of which could have a material adverse effect on our business.

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

•    Our operating results have fluctuated and likely will continue to fluctuate, and we believe that period-to-period comparisons of our operating results are not a good indication of our future performance.

•    We have indebtedness that may limit cash flow available to invest in the ongoing needs of our business.

Risks Related to Our Relationships with Third Parties

•    We depend on our ability to establish a strategic collaboration for the commercialization of sotagliflozin in heart failure. If we are unable to establish such a collaboration, sotagliflozin may not be commercialized in heart failure, our business will suffer and our stock price will likely decline.

•    We depend on our ability to establish collaborations with pharmaceutical and biotechnology companies for the development and commercialization of our other drug candidates. If we are unable to establish such collaborations, or if pharmaceutical products are not successfully and timely developed and commercialized under such collaborations, our opportunities to generate revenues from our other drug candidates will be greatly reduced.

•    Conflicts with our collaborators could jeopardize the success of our collaborative agreements and harm our product development efforts.

•    We rely on third parties to carry out our nonclinical studies and clinical trials, which may harm or delay our research and development efforts.

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

Risks Related to Our Employees and Facilities

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

Risks Related to Environmental and Product Liability
•    We have used hazardous chemicals and radioactive and biological substances in our business. Any claims relating to improper handling, storage or disposal of these substances could be time consuming and costly.

•    Our business has a substantial risk of product liability and we face potential product liability exposure far in excess of our limited insurance coverage.
Risks Related to Our Common Stock
•    Invus, L.P. and its affiliates own a controlling interest in our outstanding common stock and may have interests which conflict with those of our other stockholders.

•    Invus has additional rights under its stockholders’ agreement relating to the membership of our board of directors, which provides Invus with substantial influence over significant corporate matters.

•    Our stock price may be extremely volatile.

•    We are subject to securities litigation, which is expensive and could divert management attention.

•    Future issuances or sales of our common stock, or the perception that such issuances or sales may occur, may depress our stock price.

•    If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2021	—		$—		—	—
February 1-28, 2021	372,040	(1)	$7.19	(2)	—	—
March 1-31, 2021	—		$—		—	—

(1)     Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2017, February 2018, February 2019 and February 2020 under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.
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

Item 6.  Exhibits

Exhibit No.		Description
3.1	—	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 29, 2021 and incorporated by reference herein).
10.1	—	2017 Non-Employee Directors’ Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 29, 2021 and incorporated by reference herein).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	May 6, 2021	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	May 6, 2021	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer