Form 10-Q
period 2021-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2021-08-06
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
2445 Technology Forest Blvd.
11th Floor
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

Yes	☑	No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer              Accelerated filer  ☑       Non-accelerated filer
Smaller reporting company    ☑       Emerging growth company
If an emerging growth company, indicate by check mark if the registration has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of August 3, 2021, 144,474,452 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$89,887	$126,263
Short-term investments	28,614	26,012
Accounts receivable	159	395
Prepaid expenses and other current assets	4,598	5,049
Total current assets	123,258	157,719
Property and equipment, net of accumulated depreciation and amortization of $4,746 and $5,815, respectively	1,201	295
Goodwill	44,543	44,543
Other assets	2,670	1,231
Total assets	$171,672	$203,788
Liabilities and Equity
Current liabilities:
Accounts payable	$8,545	$5,469
Accrued liabilities	12,595	29,691
Current portion of long-term debt, net of deferred issuance costs	11,675	11,646
Total current liabilities	32,815	46,806
Other long-term liabilities	1,624	611
Total liabilities	34,439	47,417
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 145,640 and 142,289 shares issued, respectively	146	142
Additional paid-in capital	1,583,653	1,561,096
Accumulated deficit	(1,439,043)	(1,400,018)
Accumulated other comprehensive loss	(5)	(6)
Treasury stock, at cost, 1,165 and 793 shares, respectively	(7,518)	(4,843)
Total stockholders’ equity	137,233	156,371
Total liabilities and equity	$171,672	$203,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net product revenue	$—	$8,985	$—	$16,862
Collaborative agreements	—	25	—	33
Royalties and other revenue	234	153	261	267
Total revenues	234	9,163	261	17,162
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	—	728	—	1,296
Research and development, including stock-based compensation of $1,184, $1,949, $2,470 and $4,125, respectively	10,257	57,301	22,866	112,482
Selling, general and administrative, including stock-based compensation of $1,602, $2,309, $3,167 and $4,565, respectively	7,936	14,113	16,193	28,801
Impairment loss on buildings	—	1,600	—	1,600
Total operating expenses	18,193	73,742	39,059	144,179
Loss from operations	(17,959)	(64,579)	(38,798)	(127,017)
Interest expense	(169)	(5,125)	(336)	(10,256)
Interest and other income, net	61	633	109	1,591
Net loss	$(18,067)	$(69,071)	$(39,025)	$(135,682)
Net loss per common share, basic and diluted	$(0.13)	$(0.65)	$(0.27)	$(1.27)

Shares used in computing net loss per common share, basic and diluted	144,451	107,073	143,917	106,804

Other comprehensive loss:
Unrealized gain (loss) on investments	(10)	(548)	1	228
Comprehensive loss	$(18,077)	$(69,619)	$(39,024)	$(135,454)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2019	106,679	$106	$1,462,172	$(1,341,444)	$84	$(3,817)	$117,101
Stock-based compensation	—	—	4,432	—	—	—	4,432
Issuance of common stock under Equity Incentive Plans	1,032	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(923)	(923)
Net loss	—	—	—	(66,611)	—	—	(66,611)
Unrealized gain on investments	—	—	—	—	776	—	776
Balance at March 31, 2020	107,711	108	1,466,604	(1,408,055)	860	(4,740)	54,777
Stock-based compensation	—	—	4,258	—	—	—	4,258
Issuance of common stock under Equity Incentive Plans	187	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(103)	(103)
Net loss	—	—	—	(69,071)	—	—	(69,071)
Unrealized loss on investments	—	—	—	—	(548)	—	(548)
Balance at June 30, 2020	107,898	$108	$1,470,862	$(1,477,126)	$312	$(4,843)	$(10,687)

Balance at December 31, 2020	142,289	$142	$1,561,096	$(1,400,018)	$(6)	$(4,843)	$156,371
Stock-based compensation	—	—	2,851	—	—	—	2,851
Issuance of common stock under Equity Incentive Plans	1,263	1	547	—	—	—	548
Issuance of common stock under an Open Market Sale Agreement, net of issuance fees	2,000	2	16,397	—	—	—	16,399
Repurchase of common stock	—	—	—	—	—	(2,675)	(2,675)
Net loss	—	—	—	(20,958)	—	—	(20,958)
Unrealized gain on investments	—	—	—	—	11	—	11
Balance at March 31, 2021	145,552	$145	$1,580,891	$(1,420,976)	$5	$(7,518)	$152,547
Stock-based compensation	—	—	2,786	—	—	—	2,786
Issuance of common stock under Equity Incentive Plans	88	1	7	—	—	—	8
Issuance fees related to Open Market Sale Agreement	—	—	(31)	—	—	—	(31)
Net loss	—	—	—	(18,067)	—	—	(18,067)
Unrealized loss on investments	—	—	—	—	(10)	—	(10)
Balance at June 30, 2021	145,640	146	1,583,653	(1,439,043)	(5)	(7,518)	137,233
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(39,025)	$(135,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	1,806
Stock-based compensation	5,637	8,690
Amortization of debt issuance costs	29	726
Impairment loss on buildings	—	1,600
Changes in operating assets and liabilities:
Decrease in accounts receivable	236	25,656
Decrease in inventory	—	254
Decrease (increase) in prepaid expenses and other current assets	451	(4,141)
Decrease in other assets	261	207
(Decrease) increase in accounts payable and other liabilities	(14,707)	32,532
Net cash used in operating activities	(47,039)	(68,352)
Cash flows from investing activities:
Purchases of property and equipment	(985)	—
Purchases of investments	(24,373)	(37,148)
Maturities of investments	21,772	158,000
Net cash (used in) provided by investing activities	(3,586)	120,852
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	16,924	—
Repurchase of common stock	(2,675)	(1,026)
Repayment of debt borrowings	—	(643)
Net cash provided by (used in) financing activities	14,249	(1,669)
Net (decrease) increase in cash and cash equivalents	(36,376)	50,831
Cash and cash equivalents at beginning of period	126,263	36,112
Cash and cash equivalents at end of period	$89,887	$86,943

Supplemental disclosure of cash flow information:
Cash paid for interest	$307	$9,569

Supplemental disclosure of non-cash activities:
Right-of-use asset	$1,704	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2021, short-term investments consisted of U.S. treasury bills and corporate debt securities. As of December 31, 2020, short-term investments consisted of corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accrued liabilities: Accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2021	2020
	(in thousands)
Accrued research and development services	$6,869	$21,962
Accrued compensation and benefits	3,544	6,200
Short term lease liability	1,027	553
Other	1,155	976
Total accrued liabilities	$12,595	$29,691

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

Revenue Recognition:

Product Revenues

Prior to the Company’s sale of XERMELO and related assets to TerSera Therapeutics LLC (“TerSera”) in September 2020, product revenues consisted of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen Pharma SAS (“Ipsen”). Product revenues were recognized when the customer obtained control of XERMELO, which occurred upon delivery to the customer. The Company recognized product revenue net of applicable reserves for variable consideration, including allowances for customer credits, estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the U.S. These estimates were based on the most likely amount method for relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. The Company’s net product revenues reflected the Company’s best estimates of the amounts of consideration to which it was entitled based on the terms of the respective underlying contracts. Product shipping and handling costs were considered a fulfillment activity when control transferred to the Company’s customers and such costs were included in cost of sales.

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

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for stock options granted in the six months ended June 30, 2021 and 2020:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2021:
Employees	101%	0.6%	4	—%
Officers and non-employee directors	90%	1.1%	7	—%
June 30, 2020:
Employees	90%	1.3%	4	—%
Officers and non-employee directors	78%	1.4%	8	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2020	8,397	$7.12
Granted	1,109	7.87
Exercised	(111)	5.01
Expired	(191)	12.50
Forfeited	(56)	8.52
Outstanding at June 30, 2021	9,148	7.12
Exercisable at June 30, 2021	5,527	$8.36

During the six months ended June 30, 2021, Lexicon also granted its employees and non-employee directors annual restricted stock units. Outstanding employee restricted stock units vest in three annual installments. Outstanding non-employee director restricted stock units vest fully on the first anniversary of the grant. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2020	2,769	$4.35
Granted	663	8.22
Vested	(1,239)	5.04
Forfeited	(134)	5.16
Outstanding at June 30, 2021	2,059	$5.13

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

3.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2021 and December 31, 2020 are as follows:

	As of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$89,887	$—	$—	$89,887
Securities maturing within one year:
U.S. treasury securities	15,182	1	—	15,183
Corporate debt securities	13,437	5	(11)	13,431
Total short-term investments	$28,619	$6	$(11)	$28,614
Total cash and cash equivalents and investments	$118,506	$6	$(11)	$118,501

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$126,263	$—	$—	$126,263
Securities maturing within one year:
Corporate debt securities	26,018	5	(11)	26,012
Total short-term investments	$26,018	$5	$(11)	$26,012
Total cash and cash equivalents and investments	$152,281	$5	$(11)	$152,275

There were no realized losses during either of the six months ended June 30, 2021 and 2020, respectively. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of June 30, 2021 and December 31, 2020.

	Assets and Liabilities at Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$89,887	$—	$—	$89,887
Short-term investments	15,183	13,431	—	28,614
Total cash and cash equivalents and investments	$105,070	$13,431	$—	$118,501

	Assets and Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$126,263	$—	$—	$126,263
Short-term investments	—	26,012	—	26,012
Total cash and cash equivalents and investments	$126,263	$26,012	$—	$152,275

The Company did not have any Level 3 assets or liabilities as of June 30, 2021 or December 31, 2020. Transfers between levels are recognized at the actual date of the circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.
Refer to Note 6, Debt Obligations, for fair value measurements of debt obligations.
5.          Property and Equipment

Property and equipment was comprised of the following:

	Estimated Useful Lives	As of
	In Years	June 30, 2021	December 31, 2020
		(in thousands)
Computers and software	3-5	$3,176	$3,826
Furniture and fixtures	5-7	1,719	1,867
Leasehold improvements	3-7	1,052	417
Total property and equipment		5,947	6,110
Less: Accumulated depreciation and amortization		(4,746)	(5,815)
Net property and equipment		$1,201	$295

During the three months ended June 30, 2021, the Company retired $1.1 million of computers and software and furniture and fixtures, which had been fully depreciated, and purchased $1.0 million of assets comprised of leasehold improvements, computers and software and furniture. The leasehold improvements are being amortized over the lease term.

In 2020, the Company recorded an impairment loss of $1.6 million to reduce the carrying value of the assets comprising its campus in The Woodlands, Texas, which were sold in December 2020, to its estimated fair value, less estimated selling costs. Concurrent with the sale, the Company entered into a leaseback agreement with the purchaser with respect to a portion of the facilities for a period of up to six months and in June 2021, the Company relocated its corporate offices to another facility.

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
In 2020, the Company entered into separate, privately negotiated exchange agreements to exchange $75.8 million aggregate principal amount of the Convertible Notes for consideration valued at 85% of the principal amount of the Convertible Notes. As of June 30, 2021, the carrying value of the remaining Convertible Notes was $11.7 million and is included in the current portion of long-term debt, net of deferred issuance costs in the accompanying condensed consolidated balance sheet.
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
The fair value of the remaining Convertible Notes was $12.1 million as of June 30, 2021 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.

7.            Commitments and Contingencies

Operating Lease Obligations:  Lexicon’s operating leases include office space in The Woodlands, Texas and Basking Ridge, New Jersey and will expire in August 2025 and December 2022, respectively. Under its lease agreements, Lexicon is obligated to pay property taxes, insurance, and maintenance costs.

As of June 30, 2021, the right-of-use assets for the office space leases had a balance of $2.7 million, which is included in other assets in the condensed consolidated balance sheet. Current and non-current liabilities relating to the leases were $1.0 million and $1.6 million, respectively, which are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at June 30, 2021:

(in thousands)
2021	$486
2022	1,163
2023	531
2024	544
2025	370
Thereafter	—
Total undiscounted operating lease liability	3,094
Less: amount of lease payments representing interest	(444)
Present value of future lease payments	2,650
Less: short-term operating lease liability	(1,027)
Long-term operating lease liability	$1,623

Legal Proceedings.  On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against the Company and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. The Company’s motion to dismiss was granted and the action was dismissed with prejudice by the District Court on August 14, 2020. The lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit on September 11, 2020 and a brief in support of its appeal on December 17, 2020. The Company filed a response brief on February 18, 2021 and the lead plaintiffs filed a reply brief on March 11, 2021. Oral arguments were held on June 9, 2021. The lawsuit purports to be a class action brought on behalf of purchasers of the Company’s securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from the Company’s Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

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
Prior to the XERMELO sale, Lexicon had earned certain milestone payments and royalties from Ipsen. Revenue, including royalty revenue, recognized under the Ipsen Agreement was $0.2 million for the six months ended June 30, 2020.
Sanofi. In November 2015, Lexicon entered into a Collaboration and License Agreement, which was subsequently amended in July 2017 (collectively, the “Sanofi Agreement”), with Sanofi for the worldwide development of Lexicon’s drug candidate sotagliflozin. In December 2016, Sanofi terminated its rights under the Sanofi Agreement with respect to Japan.
Effective as of September 9, 2019 (the “Settlement Date”), Lexicon entered into the Termination Agreement with Sanofi, pursuant to which the Sanofi Agreement was terminated and certain associated disputes between Lexicon and Sanofi were settled.
Under the terms of the Termination Agreement, Lexicon regained all rights to sotagliflozin and assumed full responsibility for the worldwide development and commercialization of sotagliflozin in all indications. Sanofi paid Lexicon $208 million in September 2019 and $26 million in each of March and September 2020 (less amounts withheld by Sanofi offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by Lexicon under the terms of the Termination Agreement), and neither party owes any additional payments pursuant to the Sanofi Agreement. The parties have cooperated in the transition of responsibility for ongoing clinical studies and other activities, and each party is responsible for its own expenses associated with such transition, subject to certain exceptions. See Note 7, Commitments and Contingencies, for additional information. Beginning in March 2020, Lexicon closed out early the clinical studies related to the Phase 3 development program for sotagliflozin in type 2 diabetes, heart failure and chronic kidney disease. Subsequent to the Termination Agreement, Lexicon has no remaining performance obligations to Sanofi.

9. Other Capital Agreements

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
•We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for heart failure and type 1 diabetes. We have reported positive results from two Phase 3 clinical trials evaluating the effect of sotagliflozin on long-term outcomes related to cardiovascular death and heart failure in approximately 10,500 and 1,200 patients, respectively. We are now preparing an application for regulatory approval to market sotagliflozin for heart failure in the United States and, if approved, for the commercial launch of sotagliflozin in the United States.
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

We are working both independently and through collaborations and strategic alliances with third parties to capitalize on our drug target discoveries and drug discovery and development programs. We seek to retain exclusive or co-exclusive rights to the benefits of certain drug discovery and development programs by developing and commercializing drug candidates from those programs internally, particularly in the United States for indications treated by specialist physicians. We seek to collaborate with other pharmaceutical and biotechnology companies with respect to drug discovery or the development and commercialization of certain of our drug candidates, particularly with respect to commercialization in territories outside the United States or commercialization in the United States for indications treated by primary care physicians, or when the collaboration may otherwise provide us with access to expertise and resources that we do not possess internally or are complementary to our own. Our collaborations and strategic alliances include arrangements with TerSera Therapeutics LLC, under which we are eligible to receive milestone and royalty payments relating to XERMELO in biliary tract cancer, and with Genentech, Inc., under which we are eligible to receive milestone and royalty payments relating to its UTTR1147a (IL-22 Fc) biotherapeutic drug candidate.

We have derived substantially all of our revenues from strategic collaborations and other research and development collaborations and technology licenses, as well as from commercial sales of XERMELO following our commercial launch of the product in February 2017 until our sale of XERMELO and related assets to TerSera in September 2020. To date, we have generated a substantial portion of our revenues from a limited number of sources.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including the success of our ongoing nonclinical and clinical development efforts and ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; the ability of our collaborators and licensees to successfully develop and commercialize products and our receipt of milestone payments and royalties from such efforts; our success in establishing new collaborations and licenses, particularly for the commercialization of sotagliflozin for heart failure; and general and industry-specific economic conditions which may affect research and development expenditures.

Future revenues from our collaborations and strategic licenses are uncertain because they depend on the achievement of milestones and payment of royalties we earn from the development and commercialization efforts of our collaborators and licensees. Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with certain of our drug candidates, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of June 30, 2021, we had an accumulated deficit of $1.4 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$0.2	$9.2	$0.3	$17.2
Dollar decrease	$(9.0)		$(16.9)
Percentage decrease	(97)%		(98)%

•Net product revenue – Net product revenue for the three months ended June 30, 2020 was $9.0 million, and for the six months ended June 30, 2020 was $16.9 million. We sold XERMELO and related assets to TerSera on September 8, 2020. Product revenues were recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.
•Royalties and other revenue – Royalties and other revenues for the three months ended June 30, 2021 increased 31% to $0.2 million, and for the six months ended June 30, 2021 decreased 13% to $0.26 million as compared to the corresponding periods in 2020 primarily due to milestone payments from a licensing agreement. Royalties and other revenues for the three months ended June 30, 2020 were $0.2 million, and for the six months ended June 30, 2020 were $0.3 million, primarily from royalties of product sales of XERMELO by Ipsen in countries outside the United States.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. Cost of sales was $0.7 million for the three months ended June 30, 2020, and was $1.3 million for the six months ended June 30, 2020, and included $0.4 million and $0.9 million, respectively, of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total research and development expense	$10.3	$57.3	$22.9	$112.5
Dollar decrease	$(47.0)		$(89.6)
Percentage decrease	(82)%		(80)%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•Third-party and other services – Third-party and other services for the three months ended June 30, 2021 decreased 89% to $5.5 million, and for the six months ended June 30, 2021 decreased 87% to $12.7 million, as compared to the corresponding periods in 2020 primarily due to decreases in external clinical development costs relating to sotagliflozin subsequent to the wind down of the activities beginning in March 2020. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs for the three months ended June 30, 2021 decreased 51% to $2.2 million, and for the six months ended June 30, 2021 decreased 49% to $5.1 million, as compared to the corresponding periods in 2020, primarily due to lower employee salaries and benefit costs as a result of the reduction in force of our personnel in September 2020. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2021 decreased 39% to $1.2 million, and for the six months ended June 30, 2021 decreased 40% to $2.5 million, as compared to the corresponding periods in 2020, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2021 decreased 39% to $0.4 million, and for the six months ended June 30, 2021 decreased 45% to $0.7 million, as compared to the corresponding periods in 2020, primarily due to lower depreciation expense subsequent to the sale of our facilities in December 2020.

•Other – Other costs for the three months ended June 30, 2021 decreased 27% to $1.0 million, and for the six months ended June 30, 2021 decreased 33% to $1.9 million, as compared to the corresponding periods in 2020, primarily due to lower costs of insurance and travel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total selling, general and administrative expense	$7.9	$14.1	$16.2	$28.8
Dollar decrease	$(6.2)		$(12.6)
Percentage decrease	(44)%		(44)%
Selling, general and administrative expenses consist primarily of personnel costs to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•Personnel – Personnel costs for the three months ended June 30, 2021 decreased 65% to $2.4 million, and for the six months ended June 30, 2021 decreased 61% to $5.5 million, as compared to the corresponding periods in 2020, primarily due to lower employee salaries and benefit costs as a result of the reduction in force of our personnel in September 2020. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended June 30, 2021 decreased 13% to $2.8 million, and for the six months ended June 30, 2021 decreased 14% to $5.2 million, as compared to the corresponding periods in 2020, primarily due to lower marketing expenses, partially offset by higher legal fees.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2021 decreased 31% to $1.6 million, and for the six months ended June 30, 2021 decreased 31% to $3.2 million, as compared to the corresponding periods in 2020, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2021 decreased 19% to $0.4 million, and for the six months ended June 30, 2021 decreased 26% to $0.7 million, as compared to the corresponding periods in 2020, primarily due to lower property taxes and depreciation expense subsequent to the sale of our facilities in December 2020.

•Other – Other costs for the three months ended June 30, 2021 decreased 41% to $0.8 million, and for the six months ended June 30, 2021 decreased 46% to $1.6 million, as compared to the corresponding periods in 2020, primarily due to decreases in travel and training expenses due to the COVID-19 pandemic.

Impairment Loss on Buildings

In July 2020, our subsidiary, Lex-Gen Woodlands, L.P., entered into a real estate purchase and sale agreement to sell our facilities in the Woodlands, Texas. We recognized an impairment loss of $1.6 million as a result of writing down the buildings to the estimated net selling price.

Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense for the three and six months ended June 30, 2021 decreased 97% to $0.2 million, and $0.3 million, respectively, as compared to the corresponding periods in 2020, primarily due to our repayment of our $150 million BioPharma term loan in September 2020 and our exchange of $75.8 million in aggregate principal amount of Convertible Notes in September and October 2020.

Interest and Other Income, Net. Interest and other income, net for each of the three and six months ended June 30, 2021 was $0.1 million, and for the three and six months ended June 30, 2020 was $0.6 million and $1.6 million, respectively.

Net Loss and Net Loss per Common Share

Net loss and Net loss per Common Share. Net loss was $18.1 million, or $0.13 per share, in the three months ended June 30, 2021 as compared to $69.1 million, or $0.65 per share, in the corresponding period in 2020. Net loss was $39.0 million, or $0.27 per share, in the six months ended June 30, 2021 as compared to $135.7 million, or $1.27 per share, in the corresponding period in 2020.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we received under our collaborations and strategic licenses, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements. We have also financed certain of our research and development activities under financing arrangements with Symphony Icon, Inc.
As of June 30, 2021, we had $118.5 million in cash, cash equivalents and short-term investments. As of December 31, 2020, we had $152.3 million in cash, cash equivalents and short-term investments. We used cash of $47.0 million from operations in the six months ended June 30, 2021. This consisted primarily of the net loss for the period of $39.0 million and a net decrease in operating liabilities net of assets of $13.8 million, partially offset by non-cash charges of $5.6 million related to stock-based compensation expense. Investing activities used cash of $3.6 million in the six months ended June 30, 2021, primarily due to net purchases of investments and $1.0 million of asset purchases. Financing activities provided cash of $14.2 million, primarily as a result of $16.9 million net proceeds from the sale of common stock under our Open Market Sale AgreementSM with Jefferies LLC which was partially offset by $2.7 million used to repurchase common stock.
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
Facilities. In December 2020, our subsidiary, Lex-Gen Woodlands, L.P., sold our facilities in The Woodlands, Texas for $11.9 million. Concurrent with such sale, we entered into a leaseback agreement with respect to 38,000 square feet of such facilities for a period of up to six months, with monthly gross rent payments of $101,000, which ended on June 15, 2021. In February 2021, we leased a 25,000 square-foot office space in The Woodlands, Texas and in June 2021, we relocated our corporate offices. The term of the sublease extends from March 1, 2021 through August 31, 2025, and provides for escalating yearly base rent payments starting at $506,000 and increasing to $557,000 in the final year of the lease.
In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease.

Our future capital requirements will be substantial and will depend on many factors, including the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; the ability of our collaborators and licensees to successfully develop and commercialize products and our receipt of milestone payments and royalties from such efforts; our success in establishing new collaborations and licenses, particularly for the commercialization of sotagliflozin for heart failure; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to successfully complete our nonclinical and clinical development efforts with respect to LX9211, sotagliflozin and our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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
We had approximately $118.5 million in cash and cash equivalents and short-term investments as of June 30, 2021. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are not subject to interest rate sensitivity on our outstanding Convertible Notes as they generally have a fixed rate of 5.25% per annum. The Convertible Notes interest is payable in cash semi-annually in arrears and matures in December 2021, unless earlier converted or repurchased in accordance with their terms.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

Item 1.  Legal Proceedings

Securities Class Action Litigation. On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against us and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. Our motion to dismiss was granted and the action was dismissed with prejudice by the District Court on August 14, 2020. The lead plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit on September 11, 2020 and a brief in support of its appeal on December 17, 2020. We filed a response brief on February 18, 2021 and the lead plaintiffs filed a reply brief on March 11, 2021. Oral arguments were held on June 9, 2021. The lawsuit purports to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through July 29, 2019. The complaint alleges that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purports to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

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

•    We depend on our ability to gain alignment with certain regulatory authorities on our regulatory strategy for sotagliflozin in heart failure and obtain regulatory approval to market sotagliflozin for heart failure in the United States. If we fail to effectively gain such alignment or obtain such regulatory approval, our business will suffer and our stock price will likely decline.

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

Risks Related to Our Capital Requirements and Financial Results

•    We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our research and development programs and our planned commercial launch, if approved, of sotagliflozin for heart failure in the United States. If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.

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

Item 6.  Exhibits

Exhibit No.		Description
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	August 6, 2021	By:	/s/ Lonnel Coats
Lonnel Coats
President and Chief Executive Officer

Date:	August 6, 2021	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
Executive Vice President, Corporate and Administrative Affairs and Chief Financial Officer