Form 10-Q
period 2021-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2021-11-09
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Large accelerated filer              Accelerated filer  ☑       Non-accelerated filer
Smaller reporting company    ☑       Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registration has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of November 8, 2021, 148,895,707 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$92,118	$126,263
Short-term investments	28,800	26,012
Accounts receivable	23	395
Prepaid expenses and other current assets	3,064	5,049
Total current assets	124,005	157,719
Property and equipment, net of accumulated depreciation and amortization of $4,849 and $5,815, respectively	1,311	295
Goodwill	44,543	44,543
Other assets	2,471	1,231
Total assets	$172,330	$203,788
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,345	$5,469
Accrued liabilities	14,208	29,691
Current portion of long-term debt, net of deferred issuance costs	11,693	11,646
Total current liabilities	34,246	46,806
Other long-term liabilities	1,481	611
Total liabilities	35,727	47,417
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 149,987 and 142,289 shares issued, respectively	150	142
Additional paid-in capital	1,606,142	1,561,096
Accumulated deficit	(1,462,165)	(1,400,018)
Accumulated other comprehensive loss	(6)	(6)
Treasury stock, at cost, 1,165 and 793 shares, respectively	(7,518)	(4,843)
Total stockholders’ equity	136,603	156,371
Total liabilities and stockholders’ equity	$172,330	$203,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net product revenue	$—	$6,542	$—	$23,404
Collaborative agreements	—	—	—	33
Royalties and other revenue	23	92	284	359
Total revenues	23	6,634	284	23,796
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	—	633	—	1,929
Research and development, including stock-based compensation of $1,138, $1,029, $3,608 and $5,154, respectively	15,682	40,147	38,548	152,629
Selling, general and administrative, including stock-based compensation of $1,574, $875, $4,741 and $5,440, respectively	7,303	11,997	23,496	40,798
Impairment loss on buildings	—	—	—	1,600
Total operating expenses	22,985	52,777	62,044	196,956
Other operating income:
Gain on sale of XERMELO	—	132,818	—	132,818
Income (loss) from operations	(22,962)	86,675	(61,760)	(40,342)
Loss on debt extinguishments, net	—	(255)	—	(255)
Interest expense	(171)	(4,118)	(507)	(14,374)
Interest and other income, net	11	301	120	1,892
Net income (loss)	$(23,122)	$82,603	$(62,147)	$(53,079)
Net income (loss) per common share, basic	$(0.16)	$0.77	$(0.43)	$(0.50)
Net income (loss) per common share, diluted	$(0.16)	$0.71	$(0.43)	$(0.50)

Shares used in computing net income (loss) per common share, basic	145,820	107,309	144,558	106,974
Shares used in computing net income (loss) per common share, diluted	145,820	117,552	144,558	106,974

Other comprehensive income (loss):
Unrealized gain (loss) on investments	—	(277)	1	(49)
Comprehensive income (loss)	$(23,122)	$82,326	$(62,146)	$(53,128)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity / (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2019	106,679	$106	$1,462,172	$(1,341,444)	$84	$(3,817)	$117,101
Stock-based compensation	—	—	4,432	—	—	—	4,432
Issuance of common stock under Equity Incentive Plans	1,032	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(923)	(923)
Net loss	—	—	—	(66,611)	—	—	(66,611)
Unrealized gain on investments	—	—	—	—	776	—	776
Balance at March 31, 2020	107,711	108	1,466,604	(1,408,055)	860	(4,740)	54,777
Stock-based compensation	—	—	4,258	—	—	—	4,258
Issuance of common stock under Equity Incentive Plans	187	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(103)	(103)
Net loss	—	—	—	(69,071)	—	—	(69,071)
Unrealized loss on investments	—	—	—	—	(548)	—	(548)
Balance at June 30, 2020	107,898	108	1,470,862	(1,477,126)	312	(4,843)	(10,687)
Stock-based compensation	—	—	1,904	—	—	—	1,904
Issuance of common stock under Equity Incentive Plans	9,333	9	14,087	—	—	—	14,096
Net income	—	—	—	82,603	—	—	82,603
Unrealized loss on investments	—	—	—	—	(277)	—	(277)
Balance at September 30, 2020	117,231	$117	$1,486,853	$(1,394,523)	$35	$(4,843)	$87,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2020	142,289	$142	$1,561,096	$(1,400,018)	$(6)	$(4,843)	$156,371
Stock-based compensation	—	—	2,851	—	—	—	2,851
Issuance of common stock under Equity Incentive Plans	1,263	1	547	—	—	—	548
Issuance of common stock under an Open Market Sale Agreement, net of issuance fees	2,000	2	16,397	—	—	—	16,399
Repurchase of common stock	—	—	—	—	—	(2,675)	(2,675)
Net loss	—	—	—	(20,958)	—	—	(20,958)
Unrealized gain on investments	—	—	—	—	11	—	11
Balance at March 31, 2021	145,552	145	1,580,891	(1,420,976)	5	(7,518)	152,547
Stock-based compensation	—	—	2,786	—	—	—	2,786
Issuance of common stock under Equity Incentive Plans	88	1	7	—	—	—	8
Issuance fees related to Open Market Sale Agreement	—	—	(31)	—	—	—	(31)
Net loss	—	—	—	(18,067)	—	—	(18,067)
Unrealized loss on investments	—	—	—	—	(10)	—	(10)
Balance at June 30, 2021	145,640	146	1,583,653	(1,439,043)	(5)	(7,518)	137,233
Stock-based compensation	—	—	2,712	—	—	—	2,712
Issuance of common stock under Equity Incentive Plans	170	—	658	—	—	—	658
Issuance of common stock under an Open Market Sale Agreement, net of issuance fees	4,177	4	19,119	—	—	—	19,123
Net loss	—	—	—	(23,122)	—	—	(23,122)
Unrealized loss on investments	—	—	—	—	(1)	—	(1)
Balance at September 30, 2021	149,987	$150	$1,606,142	$(1,462,165)	$(6)	$(7,518)	$136,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(62,147)	$(53,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	2,590
Stock-based compensation	8,349	10,594
Amortization of debt issuance costs	46	995
Gain on sale of XERMELO assets	—	(132,818)
Impairment loss on buildings	—	1,600
Loss on debt extinguishments, net	—	255
Changes in operating assets and liabilities:
Decrease in accounts receivable	372	52,201
Decrease in inventory	—	345
Decrease (increase) in prepaid expenses and other current assets	1,985	(6,008)
Decrease in other assets	459	314
(Decrease) increase in accounts payable and other liabilities	(13,433)	14,281
Net cash used in operating activities	(64,189)	(108,730)
Cash flows from investing activities:
Purchases of property and equipment	(1,198)	(33)
Proceeds from XERMELO sale	—	160,385
Purchases of investments	(28,880)	(53,197)
Maturities of investments	26,092	229,500
Net cash (used in) provided by investing activities	(3,986)	336,655
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	36,705	—
Repurchase of common stock	(2,675)	(1,026)
Repayment of debt borrowings	—	(210,760)
Net cash provided by (used in) financing activities	34,030	(211,786)
Net (decrease) increase in cash and cash equivalents	(34,145)	16,139
Cash and cash equivalents at beginning of period	126,263	36,112
Cash and cash equivalents at end of period	$92,118	$52,251

Supplemental disclosure of cash flow information:
Cash paid for interest	$307	$16,892

Supplemental disclosure of non-cash activities:
Right-of-use asset	$1,704	$—
Liabilities assumed by TerSera from the XERMELO sale	$—	$3,180
Common stock issued in satisfaction of convertible debt exchanges	$—	$14,096

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of September 30, 2021, short-term investments consisted of U.S. treasury bills and corporate debt securities. As of December 31, 2020, short-term investments consisted of corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accrued liabilities: Accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
	2021	2020
	(in thousands)
Accrued research and development services	$7,544	$21,962
Accrued compensation and benefits	4,172	6,200
Short term lease liability	1,027	553
Other	1,465	976
Total accrued liabilities	$14,208	$29,691

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

Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future lease payments to be made over the expected lease term. As the implicit rate is not determinable in its leases, Lexicon uses its incremental borrowing rate of 9% at the commencement date in determining the present value of future payments.

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

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for stock options granted in the nine months ended September 30, 2021 and 2020:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2021:
Employees	102%	0.6%	4	—%
Officers and non-employee directors	90%	1.1%	7	—%
September 30, 2020:
Employees	91%	1.3%	4	—%
Officers and non-employee directors	78%	1.4%	8	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2020	8,397	$7.12
Granted	1,448	6.88
Exercised	(281)	4.31
Expired	(191)	12.50
Forfeited	(733)	8.92
Outstanding at September 30, 2021	8,640	6.90
Exercisable at September 30, 2021	5,092	$8.16

During the nine months ended September 30, 2021, Lexicon also granted its employees and non-employee directors annual restricted stock units. Outstanding employee restricted stock units vest in three annual installments. Outstanding non-employee director restricted stock units vest fully on the first anniversary of the grant. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2020	2,769	$4.35
Granted	663	8.22
Vested	(1,239)	5.04
Forfeited	(217)	4.96
Outstanding at September 30, 2021	1,976	$5.15

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

3.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2021 and December 31, 2020 are as follows:

	As of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$92,118	$—	$—	$92,118
Securities maturing within one year:
U.S. treasury securities	15,123	1	—	15,124
Corporate debt securities	13,683	—	(7)	13,676
Total short-term investments	$28,806	$1	$(7)	$28,800
Total cash and cash equivalents and investments	$120,924	$1	$(7)	$120,918

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$126,263	$—	$—	$126,263
Securities maturing within one year:
Corporate debt securities	26,018	5	(11)	26,012
Total short-term investments	$26,018	$5	$(11)	$26,012
Total cash and cash equivalents and investments	$152,281	$5	$(11)	$152,275

There were no realized losses during either of the nine months ended September 30, 2021 and 2020, respectively. The cost of securities sold is based on the specific identification method.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of September 30, 2021 and December 31, 2020.

	Assets and Liabilities at Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$92,118	$—	$—	$92,118
Short-term investments	15,124	13,676	—	28,800
Total cash and cash equivalents and investments	$107,242	$13,676	$—	$120,918

	Assets and Liabilities at Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$126,263	$—	$—	$126,263
Short-term investments	—	26,012	—	26,012
Total cash and cash equivalents and investments	$126,263	$26,012	$—	$152,275

The Company did not have any Level 3 assets or liabilities as of September 30, 2021 or December 31, 2020. Transfers between levels are recognized at the actual date of the circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.
Refer to Note 6, Debt Obligations, for fair value measurements of debt obligations.
5.          Property and Equipment

Property and equipment was comprised of the following:

	Estimated Useful Lives	As of
	In Years	September 30, 2021	December 31, 2020
		(in thousands)
Computers and software	3-5	$3,112	$3,826
Furniture and fixtures	5-7	1,762	1,867
Leasehold improvements	3-7	1,286	417
Total property and equipment		6,160	6,110
Less: Accumulated depreciation and amortization		(4,849)	(5,815)
Net property and equipment		$1,311	$295

During the nine months ended September 30, 2021, the Company retired $1.1 million of computers and software and furniture and fixtures, which had been fully depreciated. During the nine months ended September 30, 2021, the Company purchased $1.2 million of assets comprised of leasehold improvements, computers and software and furniture. The leasehold improvements are being amortized over the lease term.

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
In September 2020, the Company entered into separate, privately negotiated exchange agreements to exchange $75.8 million aggregate principal amount of the Convertible Notes for consideration valued at 85% of the principal amount of the Convertible Notes. In September 2020, the Company issued 9,332,471 shares of the Company’s common stock and paid $44.0 million in cash, which included $1.1 million of accrued interest, to exchange $67.1 million aggregate principal amount of such Convertible Notes. The Company recorded the exchanges under the accounting requirements for debt extinguishment of convertible instruments. As a result, a debt extinguishment gain of $8.4 million was recorded and is included in the accompanying condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2020. As of September 30, 2021, the carrying value of the remaining Convertible Notes was $11.7 million and is included in the current portion of long-term debt, net of deferred issuance costs in the accompanying condensed consolidated balance sheet.
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
The fair value of the remaining Convertible Notes was $11.9 million as of September 30, 2021 and was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Convertible Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system.
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

As of September 30, 2021, the right-of-use assets for the office space leases had a balance of $2.5 million, which is included in other assets in the condensed consolidated balance sheet. Current and non-current liabilities relating to the leases were $1.0 million and $1.5 million, respectively, which are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at September 30, 2021:

(in thousands)
2021	$286
2022	1,163
2023	531
2024	544
2025	370
Thereafter	—
Total undiscounted operating lease liability	2,894
Less: amount of lease payments representing interest	(386)
Present value of future lease payments	2,508
Less: short-term operating lease liability	(1,027)
Long-term operating lease liability	$1,481

Legal Proceedings.  On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against the Company and certain of its officers in the U.S. District Court for the Southern District of Texas, Houston Division. The Company’s motion to dismiss was granted and the action was dismissed with prejudice by the District Court on August 14, 2020. The judgment of the District Court was affirmed by the U.S. Court of Appeals for the Fifth Circuit on September 10, 2021. The lawsuit purported to be a class action brought on behalf of purchasers of the Company’s securities during the period from March 11, 2016 through July 29, 2019. The complaint alleged that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from the Company’s Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint sought, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

Sanofi Arbitration. On October 16, 2020, the Company initiated arbitration proceedings against Sanofi-Aventis Deutschland GmbH (“Sanofi”) seeking to recover damages for breach of contract relating to the Termination and Settlement Agreement and Mutual Releases with Sanofi, dated September 9, 2019 (the “Termination Agreement”). In September 2020, Sanofi withheld approximately $23.2 million from the final $26 million payment due to the Company under the Termination Agreement, offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by the Company under the terms of the Termination Agreement. The Company disputed that at least a significant portion of such costs were properly reimbursable by the Company under the terms of the Termination Agreement and asserted that, in any event, Sanofi was not permitted to withhold any of such costs under the terms of the Termination Agreement. The Company was seeking payment of $15.6 million in such disputed costs, together with late interest and attorneys’ fees and costs. Sanofi was seeking declaratory judgment that the Company is liable for all disputed costs previously withheld and damages for any additional costs properly reimburseable under the terms of the Termination Agreement in excess of those previously withheld, together with late interest and attorneys’ fees. On November 5, 2021, the arbitration panel issued a judgment in Sanofi’s favor. The amount of Sanofi’s attorneys’ fees and costs subject to reimbursement cannot be reasonably estimated at this time.

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
Prior to the XERMELO sale, Lexicon had earned certain milestone payments and royalties from Ipsen. Revenue, including royalty revenue, recognized under the Ipsen Agreement was $0.3 million for the nine months ended September 30, 2020.
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

9.     Other Capital Agreements

Common Stock: In 2020, Lexicon entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) relating to the shares of its common stock. Lexicon may offer and sell common stock having an aggregate sales price of up to $50.0 million from time to time through Jefferies acting as its sales agent. In 2020, Lexicon sold 3,709,233 shares of its common stock at a price of $1.992 per share pursuant to the Sales Agreement, resulting in net proceeds of $7.0 million. In January 2021, Lexicon sold 2,000,000 shares of its common stock at a price of $8.463 per share pursuant to the Sales Agreement, resulting in net proceeds of $16.4 million. In August and September 2021, Lexicon sold an aggregate of 4,176,953 shares of its common stock at a price of $4.732 per share pursuant to the Sales Agreement, resulting in net proceeds of $19.1 million. The net proceeds are reflected as issuances of common stock in the accompanying condensed consolidated financial statements.

10.     Asset Sale
In September 2020, the Company completed the sale of XERMELO® and related assets to TerSera. The upfront consideration paid by TerSera, subject to a working capital adjustment as set forth in the Asset Purchase and Sale Agreement, was $160.4 million and the net gain recognized in connection with the XERMELO sale was $132.8 million. The gain is reflected on the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2020.

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

The XERMELO sale did not meet the criteria for reporting discontinued operations as there was not a strategic shift that has (or will have) a major effect on the Company’s operations. For the three and nine months ended September 30, 2020, the pretax net loss on the condensed consolidated statement of comprehensive income (loss) for the Company’s XERMELO operations is $2.1 million and $12.1 million, respectively.
As a result of the XERMELO sale, the Company implemented a reduction in force which reduced its workforce by approximately fifty percent. The Company incurred and recognized severance charges of approximately $5.5 million through September 30, 2020. Of this charge, $2.5 million was recorded in research and development expense and $3.0 million was recorded in selling, general and administrative expense in the accompanying condensed consolidated statement of comprehensive income (loss) for the three and nine months ended September 30, 2020.

11.    Earnings (Loss) Per Share

The following is a summary of Lexicon’s earnings (loss) per share calculations and reconciliations of the numerators and the denominators of the basic and diluted per share calculations.

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(23,122)	$82,603	$(62,147)	$(53,079)
Add interest on Convertible Notes	—	1,258	—	—
Adjusted net income (loss)	$(23,122)	$83,861	$(62,147)	$(53,079)

Denominator:
Shares used in computing net income (loss) per common share, basic	145,820	107,309	144,558	106,974
Add effect of potential dilutive securities:
Share based compensation awards	—	51	—	—
Convertible Notes	—	10,192	—	—
Shares used in computing net income (loss) per common share, diluted	145,820	117,552	144,558	106,974

Net income (loss) per share - basic	$(0.16)	$0.77	$(0.43)	$(0.50)
Net income (loss) per share - diluted	$(0.16)	$0.71	$(0.43)	$(0.50)

For periods presented with a net loss, the weighted average number of shares outstanding are the same for both basic and diluted net loss per common share. The average number of shares associated with stock options and restricted stock units that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future was 10,615 and 11,773, respectively, for the three months ended September 30, 2021 and 2020, and 10,615 and 11,859, respectively, for the nine months ended September 30, 2021 and 2020. For periods presented with a net loss, the shares associated with the Convertible Notes are not included in the computation of diluted earnings per share because they are antidilutive.

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
We have reported positive results from three Phase 3 clinical trials evaluating the effect of sotagliflozin on type 1 diabetes in approximately 800,800 and 1,400 patients, respectively. The FDA issued a complete response letter regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and, at our request, has issued a public Notice of Opportunity for Hearing on whether there are grounds for denying approval of our application. The Office of the FDA Commissioner has granted our joint request with the FDA’s Center for Drug Evaluation and Research to extend the previously granted abeyance of such proceedings until November 26, 2021 to allow for the continuation of good faith discussions between the parties. Sotagliflozin has been approved in the European Union for use as an adjunct to insulin therapy in the treatment of type 1 diabetes, but has not yet been commercially launched.

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

Since our inception, we have incurred significant losses and, as of September 30, 2021, we had an accumulated deficit of $1.5 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Total revenues and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$—	$6.6	$0.3	$23.8
Dollar decrease	$(6.6)		$(23.5)
Percentage decrease	(100)%		(99)%

•Net product revenue – Net product revenue for the three months ended September 30, 2020 was $6.5 million, and for the nine months ended September 30, 2020 was $23.4 million. We sold XERMELO and related assets to TerSera on September 8, 2020. Product revenues were recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.
•Royalties and other revenue – Royalties and other revenues for the nine months ended September 30, 2021 decreased 21% to $0.3 million as compared to the corresponding period in 2020.

Cost of Sales

Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of XERMELO. Cost of sales was $0.6 million and $1.9 million for the three and nine monthly periods ended September 30, 2020, respectively, and included $0.3 million and $1.2 million, respectively, of amortization of intangible assets relating to XERMELO.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total research and development expense	$15.7	$40.1	$38.5	$152.6
Dollar decrease	$(24.4)		$(114.1)
Percentage decrease	(61)%		(75)%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•Third-party and other services – Third-party and other services for the three months ended September 30, 2021 decreased 66% to $10.7 million, and for the nine months ended September 30, 2021 decreased 81% to $23.4 million, as compared to the corresponding periods in 2020 primarily due to decreases in external clinical development costs relating to sotagliflozin subsequent to the wind down of the activities beginning in March 2020. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs for the three months ended September 30, 2021 decreased 55% to $2.5 million, and for the nine months ended September 30, 2021 decreased 51% to $7.6 million, as compared to the corresponding periods in 2020, primarily due to lower employee salaries and benefit costs as a result of the reduction in force of our personnel in September 2020. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended September 30, 2021 increased 11% to $1.1 million, and for the nine months ended September 30, 2021 decreased 30% to $3.6 million, as compared to the corresponding periods in 2020, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2021 decreased 33% to $0.4 million, and for the nine months ended September 30, 2021 decreased 41% to $1.2 million, as compared to the corresponding periods in 2020, primarily due to lower depreciation expense subsequent to the sale of our facilities in December 2020.

•Other – Other costs for the three months ended September 30, 2021 decreased 25% to $0.9 million, and for the nine months ended September 30, 2021 decreased 30% to $2.8 million, as compared to the corresponding periods in 2020, primarily due to lower insurance and software license expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total selling, general and administrative expense	$7.3	$12.0	$23.5	$40.8
Dollar decrease	$(4.7)		$(17.3)
Percentage decrease	(39)%		(42)%
Selling, general and administrative expenses consist primarily of personnel costs to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•Personnel – Personnel costs for the three months ended September 30, 2021 decreased 69% to $2.4 million, and for the nine months ended September 30, 2021 decreased 64% to $7.9 million, as compared to the corresponding periods in 2020, primarily due to lower employee salaries and benefit costs as a result of the reduction in force of our personnel in September 2020. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended September 30, 2021 increased 11% to $2.2 million, primarily as a result of higher legal fees, partially offset by lower marketing expenses. Professional and consulting fees for the nine months ended September 30, 2021 decreased 8% to $7.4 million, as compared to the corresponding periods in 2020, primarily due to lower marketing expenses and professional and consulting fees, partially offset by higher legal fees.

•Stock-based compensation – Stock-based compensation expenses for the three months ended September 30, 2021 increased 80% to $1.6 million, and for the nine months ended September 30, 2021 decreased 13% to $4.7 million, as compared to the corresponding periods in 2020, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2021 decreased 18% to $0.4 million, and for the nine months ended September 30, 2021 decreased 23% to $1.1 million, as compared to the corresponding periods in 2020, primarily due to lower property taxes and depreciation expense subsequent to the sale of our facilities in December 2020.

•Other – Other costs for the three months ended September 30, 2021 decreased 26% to $0.7 million, and for the nine months ended September 30, 2021 decreased 41% to $2.3 million, as compared to the corresponding periods in 2020, primarily due to decreases in travel due to the COVID-19 pandemic and software license expense.

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

Interest Expense and Interest and Other Income, Net
Interest Expense.  Interest expense for the three and nine months ended September 30, 2021 decreased 96% to $0.2 million, and $0.5 million, respectively, as compared to the corresponding periods in 2020, primarily due to our repayment of our $150 million BioPharma term loan in September 2020 and our exchange of $75.8 million in aggregate principal amount of Convertible Notes in September and October 2020.

Interest and Other Income, Net. Interest and other income, net for the three and nine months ended September 30, 2021 was $0.01 million and $0.1 million, respectively, and for the three and nine months ended September 30, 2020 was $0.3 million and $1.9 million, respectively.

Net Income (Loss) and Net Income (Loss) per Common Share

Net income (loss) and Net income (loss) per Common Share. Net loss was $23.1 million, or $0.16 per share, in the three months ended September 30, 2021 as compared to net income of $82.6 million, or $0.71 per diluted share, in the corresponding period in 2020. Net loss was $62.1 million, or $0.43 per share, in the nine months ended September 30, 2021 as compared to $53.1 million, or $0.50 per share, in the corresponding period in 2020.
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
As of September 30, 2021, we had $120.9 million in cash, cash equivalents and short-term investments. As of December 31, 2020, we had $152.3 million in cash, cash equivalents and short-term investments. We used cash of $64.2 million from operations in the nine months ended September 30, 2021. This consisted primarily of the net loss for the period of $62.1 million and a net decrease in operating liabilities net of assets of $10.6 million, partially offset by non-cash charges of $8.3 million related to stock-based compensation expense. Investing activities used cash of $4.0 million in the nine months ended September 30, 2021, primarily due to net purchases of investments of $2.8 million and $1.2 million of asset purchases. Financing activities provided cash of $34.0 million, primarily as a result of $36.7 million net proceeds from the sales of common stock during January, August and September of 2021 under our Open Market Sale AgreementSM with Jefferies LLC which was partially offset by $2.7 million used to repurchase common stock.

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
Our future capital requirements will be substantial and will depend on many factors, including the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; the ability of our collaborators and licensees to successfully develop and commercialize products and our receipt of milestone payments and royalties from such efforts; our success in establishing new collaborations and licenses, particularly for the commercialization of sotagliflozin for heart failure; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to successfully complete our nonclinical and clinical development efforts with respect to sotagliflozin, LX9211 and our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our operations for at least the next 12 months.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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
We had approximately $120.9 million in cash and cash equivalents and short-term investments as of September 30, 2021. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are not subject to interest rate sensitivity on our outstanding Convertible Notes as they generally have a fixed rate of 5.25% per annum. The Convertible Notes interest is payable in cash semi-annually in arrears and matures in December 2021, unless earlier converted or repurchased in accordance with their terms.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -- Other Information

Item 1.  Legal Proceedings

Securities Class Action Litigation. On January 28, 2019, a purported securities class action complaint captioned Daniel Manopla v. Lexicon Pharmaceuticals, Inc., Lonnel Coats, Jeffrey L. Wade and Pablo Lapuerta, M.D. was filed against us and certain of our officers in the U.S. District Court for the Southern District of Texas, Houston Division. Our motion to dismiss was granted and the action was dismissed with prejudice by the District Court on August 14, 2020. The judgment of the District Court was affirmed by the U.S. Court of Appeals for the Fifth Circuit on September 10, 2021. The lawsuit purported to be a class action brought on behalf of purchasers of our securities during the period from March 11, 2016 through July 29, 2019. The complaint alleged that the defendants violated federal securities laws by making materially false and misleading statements and/or omissions concerning data from our Phase 3 clinical trials of sotagliflozin in type 1 diabetes patients and the prospects of FDA approval of sotagliflozin for the treatment of type 1 diabetes. The complaint purported to assert claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint sought, on behalf of the purported class, an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief.

Sanofi Arbitration. On October 16, 2020, we initiated arbitration proceedings against Sanofi seeking to recover damages for breach of contract relating to the Termination and Settlement Agreement and Mutual Releases with Sanofi, dated September 9, 2019. In September 2020, Sanofi withheld approximately $23.2 million from the final $26 million payment due to us under the termination and settlement agreement, offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable by us under the terms of the termination and settlement agreement. We disputed that at least a significant portion of such costs were properly reimbursable by us under the terms of the termination and settlement agreement and asserted that, in any event, Sanofi was not permitted to withhold any of such costs under the terms of the termination and settlement agreement. We were seeking payment of $15.6 million in such disputed costs, together with late interest and attorneys’ fees and costs. Sanofi was seeking a declaratory judgment that we are liable for all disputed costs previously withheld and damages for any additional costs properly reimbursable under the terms of the termination and settlement agreement in excess of those previously withheld, together with late interest and attorneys’ fees. On November 5, 2021, the arbitration panel issued a judgment in Sanofi’s favor. The amount of Sanofi’s attorneys’ fees and costs subject to reimbursement cannot be reasonably estimated at this time.

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

Lexicon Pharmaceuticals, Inc.

Date:	November 9, 2021	By:	/s/ Lonnel Coats
Lonnel Coats
Chief Executive Officer

Date:	November 9, 2021	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
President and Chief Financial Officer