Form 10-K
period 2021-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2022-03-10
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2021
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________
Commission File Number:  000-30111
Lexicon Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0474169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2445 Technology Forest Blvd., 11th Floor			(281)	863-3000
The Woodlands	Texas	77381	(Registrant’s Telephone Number, Including Area Code)
(Address of Principal Executive Offices and Zip Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	LXRX	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (check one):  Large accelerated filer  ☐  Accelerated filer  ☐ Non-accelerated filer ☑   Smaller reporting company ☑ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $309.4 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2021 of $4.59 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of March 8, 2022, 149,593,551 shares of common stock were outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2022 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

Item 1. Business

Overview

Lexicon Pharmaceuticals is a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the research, development and preparation for commercialization of our most advanced drug candidates:

•We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for heart failure and type 1 diabetes. We have reported positive results from two Phase 3 clinical trials evaluating the effect of sotagliflozin on long-term outcomes related to cardiovascular death and heart failure in approximately 10,500 and 1,200 patients, respectively. We are now preparing a resubmission of our application for regulatory approval to market sotagliflozin in the United States for heart failure after voluntarily withdrawing our initial application to correct a technical issue with the initial submission.

We have reported positive results from three Phase 3 clinical trials evaluating the effect of sotagliflozin on type 1 diabetes in approximately 800, 800 and 1,400 patients, respectively. The U.S. Food and Drug Administration, or FDA, issued a complete response letter regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States. At our request, the FDA has issued a public Notice of Opportunity for Hearing on whether there are grounds for denying approval of our application and the hearing process is ongoing. Sotagliflozin has been approved in the European Union for use as an adjunct to insulin therapy in the treatment of type 1 diabetes, but has not yet been commercially launched.

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

Lexicon Pharmaceuticals was incorporated in Delaware in July 1995, commenced operations in September 1995 and was listed on The Nasdaq Global Select Market in April 2000. Our corporate headquarters are located at 2445 Technology Forest Blvd., 11th Floor, The Woodlands, Texas 77381, and our telephone number is (281) 863-3000.

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

Drug Development Programs

We are devoting most of our resources to the research, development and preparation for commercialization of our most advanced drug candidates: sotagliflozin, which we are developing as a treatment for heart failure and type 1 diabetes, and LX9211, which we are developing as a treatment for neuropathic pain. We have also advanced a number of additional compounds into various stages of clinical and preclinical development.

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

Results from both the SCORED and SOLOIST clinical trials were published in the New England Journal of Medicine in November 2020. In December 2021, we submitted an application for regulatory approval to market sotagliflozin in the United States for heart failure. In February 2022, we voluntarily withdrew the application to correct a technical issue we identified in the initial submission and are now preparing a resubmission of the application.
Type 1 Diabetes.

The FDA issued a complete response letter in March 2019 regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States and has confirmed that position in denying two appeals of the complete response letter in November 2019 and March 2020. In November 2020, we requested an opportunity for an administrative hearing on whether there are grounds for denying approval of our application. In response to such request, the FDA issued a public Notice of Opportunity for Hearing in March 2021 and the hearing process is ongoing.

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

We have completed two Phase 1 clinical trials evaluating the safety, tolerability and pharmacokinetics of LX9211. The first trial enrolled 11 dose cohorts of healthy volunteers in a randomized, double-blind, placebo-controlled, ascending single dose study of daily doses of LX9211. The second trial enrolled five dose cohorts of healthy volunteers in a randomized, double-blind, placebo-controlled, ascending multiple dose study of daily doses of LX9211, followed by a maintenance dose for 14 days. In both trials, LX9211 demonstrated a safety, tolerability and pharmacokinetics profile identifying the maximum tolerated dose and supportive of once-daily dosing, while exhibiting dose proportional pharmacokinetics. The most common adverse events were headache and dizziness, and there were no drug-related serious adverse events.

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

Manufacturing and Product Supply

We do not own or operate manufacturing or distribution facilities or resources for production and distribution of sotagliflozin, LX9211 or our other drug candidates. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations, or CMOs, who, on our behalf, manufacture supplies of sotagliflozin, LX9211 and our other drug candidates, and will continue to do so for the foreseeable future. We have selected well-established and reputable global CMOs for our active pharmaceutical ingredient, or API, and drug product manufacturing that have good regulatory standing, large manufacturing capacities, and multiple manufacturing sites within their business footprint. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our CMOs. Our quality department audits these suppliers on a periodic basis. We work closely with our third-party manufacturers to ensure compliance with current good manufacturing practices, or cGMP, and other stringent regulatory requirements enforced by the FDA and foreign regulatory agencies in other territories, as applicable.

Raw materials that are used to manufacture our API are sourced from multiple third-party suppliers in Asia and Europe. Third-party API contract manufacturers in Asia and Europe stock sufficient quantities of these materials to ensure they can manufacture adequate API quantities per our requirements for clinical purposes. We store API at third-party facilities in North America, and provide appropriate amounts to third-party drug product contract manufacturers in North America who then manufacture, package and label our specified quantities of finished goods for sotagliflozin and our other drug candidates. Our third-party contract manufacturers also need to obtain materials such as excipients, components and reagents to manufacture our API and finished drug products.

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

We expect that our principal competition for sotagliflozin for the treatment of heart failure would include selective SGLT2 inhibitors which have gained or may gain regulatory approval for the treatment of heart failure. Such selective SGLT2 inhibitors include dapagliflozin and empagliflozin, currently marketed for the treatment of heart failure by AstraZeneca and through an alliance between Boehringer Ingelheim and Eli Lilly, respectively. We expect that such competition would also include, to some extent, other classes of drugs used in the treatment of heart failure, such as the combination drug sacubitril/valsartan, currently marketed for the treatment of heart failure by Novartis, and vericiguat, currently marketed for the treatment of heart failure by Merck, or which may gain regulatory approval for the treatment of heart failure, such as omecamtiv mecarbil, currently being developed for the treatment of heart failure by Cytokinetics.
We expect that our principal competition for sotagliflozin in the treatment of type 1 diabetes would include established insulin therapies, as well as selective SGLT2 inhibitors currently being prescribed off-label. Such selective SGLT2 inhibitors include dapagliflozin, empagliflozin and canagliflozin, currently marketed for the treatment of type 2 diabetes by AstraZeneca, through an alliance between Boehringer Ingelheim and Eli Lilly, and by Janssen (a subsidiary of Johnson & Johnson), respectively.
We expect that our principal competition for LX9211 for the treatment of DPN would include duloxetine and pregabalin, which are currently marketed for the treatment of DPN by Eli Lilly and Pfizer, respectively, and are also available as generics. We expect that our principal competition for LX9211 for the treatment of PHN would include gabapentin and pregabalin, both of which are currently marketed for the treatment of PHN by Pfizer and also available as generics.

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

In addition, the Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act of 2010, or the ACA, created a federal requirement under the federal Open Payments program, that requires certain manufacturers to track and report to the Centers for Medicare and Medicaid Services, or CMS, annually certain payments and other transfers of value provided to physicians and certain advanced non-physician health care practitioners and teaching hospitals made in the previous calendar year, as well as ownership and investment interests held by physicians and their immediate family members. In addition, there are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us. In addition, given the lack of clarity with respect to these laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state and federal authorities.

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

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of pharmaceutical products, restrict or regulate post-approval activities, and affect the ability to profitably sell pharmaceutical products that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of drug candidates. Moreover, among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access.

For example, the ACA has had a significant impact on the health care industry in the United States. The ACA was designed to expand coverage for the uninsured while at the same time contain overall healthcare costs. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program. Additionally, the Creating and Restoring Equal Access to Equivalent Samples Act of 2019, or the CREATES Act, aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a risk evaluation and mitigation strategies, or

REMS, program for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act established a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on future competition are unknown.

As another example, the 2021 Consolidated Appropriations Act incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the Department of Health and Human Services, or DHHS, beginning on January 1, 2022, subject to enforcement via civil money penalties.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA and we expect there will be additional challenges and amendments to the ACA in the future. Members of the United States Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. For example, the Tax Cuts and Jobs Act, among other things, removed penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance, commonly referred to as the “individual mandate.” It is unclear how this and other efforts to repeal and replace the ACA will impact the implementation of the ACA, the pharmaceutical industry more generally, and our business.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. DHHS has solicited feedback on some of various measures intended to lower drug prices and reduce the out of pocket costs of drugs and implemented others under its existing authority. Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs, making this area subject to ongoing uncertainty.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the United States Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

Environmental and Worker Safety Matters

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

Patents and Proprietary Rights

We can protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own or exclusively license patents and patent applications throughout the world that claim our products and drug candidates, including:

•issued patents and pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Argentina, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that claim sotagliflozin, crystalline forms of sotagliflozin, pharmaceutical compositions comprising sotagliflozin, and methods of its manufacture and use; and
•issued patents and pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that claim LX9211, pharmaceutical compositions comprising LX9211, and methods of its use.
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

Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Lonnel Coats	57	Chief Executive Officer and Director
Jeffrey L. Wade	57	President and Chief Financial Officer
Brian T. Crum	49	Senior Vice President and General Counsel
Craig B. Granowitz, M.D., Ph.D.	57	Senior Vice President and Chief Medical Officer
Kenneth B. Kassler-Taub, M.D.	66	Senior Vice President, Regulatory and Quality Assurance
Alan J. Main, Ph.D.	68	Executive Vice President, Innovation and Chemical Sciences
Wendy E. McDermott	51	Vice President, Human Resources
Kiernan A. Seth, Ph.D.	56	Vice President and Chief Commercial Officer
Kristen L. Alexander	54	Vice President, Finance and Accounting

Lonnel Coats has been our chief executive officer and a director since July 2014. Mr. Coats previously served in a series of executive leadership positions at Eisai Inc. and Eisai Corporation of North America, where he worked for 18 years before joining our company, most recently as chief executive officer from 2010 to 2014. Prior to joining Eisai, Mr. Coats spent eight years with Janssen Pharmaceuticals, Inc., a division of Johnson & Johnson, where he held a variety of management and sales positions. Mr. Coats serves as a director of Blueprint Medicines Corporation and holds a B.S. from Oakland University.
Jeffrey L. Wade has been our president and chief financial officer since October 2021, having previously served in a series of finance, corporate development, administrative and legal leadership positions since joining our company in

1999.  Before joining Lexicon, Mr. Wade was a partner with the law firm of Andrews & Kurth L.L.P., where he represented companies in the biotechnology, information technology and energy industries in venture capital financings, public offerings and private placements, mergers and acquisitions, collaborations and licensing, and other corporate matters.  Mr. Wade is a member of the boards of directors of the Texas Healthcare and Bioscience Institute and BioHouston.  He received his B.A. and J.D. from the University of Texas.
Brian T. Crum has been our senior vice president and general counsel since October 2021 and previously served in a series of legal leadership positions since joining our company in 2001. Mr. Crum was previously a corporate securities attorney with the law firms of Brobeck, Phleger & Harrison LLP and Andrews & Kurth L.L.P., where he represented companies in the energy and information technology industries. Mr. Crum received his B.B.A. and J.D. from the University of Texas.
Craig B. Granowitz, M.D., Ph.D. has been our senior vice president and chief medical officer since August 2021. Dr. Granowitz previously served as chief medical officer of Amarin Corporation plc since 2016. Prior to joining Amarin, Dr. Granowitz served as senior vice president and head of global medical affairs, global human health of Merck & Co., Inc. and in a variety of medical and commercial management positions for Schering-Plough Corporation. Dr. Granowitz received his B.A. from Dartmouth College and his M.D. and Ph.D. from Columbia University.
Kenneth B. Kassler-Taub, M.D. has been our senior vice president, regulatory affairs and quality assurance since October 2021 and previously served as vice president, clinical operations and in other senior capacities since joining our company in 2014. Dr. Kassler-Taub previously served in various senior clinical and medical leadership positions at Becton Dickinson and Company, where he worked for 12 years, most recently as vice president, corporate clinical development. Prior to joining Becton Dickinson, Dr. Kassler-Taub spent 14 years with Bristol-Myers Squibb Company Pharmaceutical Research Institute, where he held a variety of clinical and drug safety positions. Dr. Kassler-Taub received his B.A. from Amherst College and M.D. from the Boston University School of Medicine.
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

Wendy E. McDermott has been our vice president, human resources since January 2022. Ms. McDermott previously served as chief people officer of Rafael Pharmaceuticals, Inc. since 2019, vice president, human resources of Sanofi from 2017 to 2019 and in a variety of human resources positions with Sanofi, Schering-Plough Corporation and other companies in the tobacco, media and talent and event management industries. Ms. McDermott received her B.A. from State University of New York at Plattsburgh.

Kiernan A. Seth, Ph.D. has been our vice president and chief commercial officer since October 2021 and previously served in a series of commercial and medical leadership positions since joining our company in 2014. Dr. Seth previously served as executive director and head of the oncology business unit with Eisai, Inc. and in a series of marketing roles with Bristol-Myers Squibb Company, Pfizer Inc. and Schering Plough Corporation. Dr. Seth received his B.S. from Norfolk State University, his M.B.A. from St. Joseph’s University and his Ph.D. from Meharry Medical College.

Kristen L. Alexander has been our vice president of finance and accounting and principal accounting officer since September 2021 and previously served as controller since joining our company in 2017. Ms. Alexander previously served as controller of Johnson Specialty Tools, LLC and in a variety of finance and accounting management positions for Trican Well Services, L.P., Nabors Industries Ltd. and Ernst & Young, LLP. Ms. Alexander is a certified public accountant and received her B.B.A. from the University of Oklahoma.

Significant Shareholders

We have valuable relationships with Invus, L.P. and its affiliates, which we collectively refer to as Invus. Invus currently owns approximately 50.7% of the outstanding shares of our common stock.

Human Capital Resources

As of February 28, 2022, we employed 87 persons, of whom 14 hold M.D. or Ph.D. degrees and another 24 hold other advanced degrees.  All of our employees are located in the United States. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

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

Research and Development Expenses

In 2021, 2020 and 2019, respectively, we incurred expenses of $55.0 million, $153.6 million and $91.9 million in company-sponsored as well as collaborative research and development activities, including $4.3 million, $6.4 million and $7.1 million of stock-based compensation expense in 2021, 2020 and 2019, respectively.

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

Risks Related to Our Business and Industry

•We depend heavily on our ability to obtain regulatory approval in the United States for sotagliflozin in heart failure. If we fail to obtain such regulatory approval, our business will suffer and our stock price will likely decline.

•If approved, we will depend heavily on the commercial success of sotagliflozin in heart failure. If we do not achieve commercial success with sotagliflozin, our business will suffer and our stock price will likely decline.

•We depend heavily on our ability to obtain positive results from our ongoing Phase 2 clinical trials of LX9211 in diabetic neuropathic pain and post-herpetic neuralgia. If we fail to successfully complete and obtain positive results from such clinical trials, our business will suffer and our stock price will likely decline.

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

•Invus has additional rights under its stockholders’ agreement relating to the membership of our board of directors and under our certificate of incorporation relating to preemptive and consent rights, which provide Invus with substantial influence over significant corporate matters.

Risks Related to Our Business and Industry
We depend heavily on our ability to obtain regulatory approval in the United States for sotagliflozin in heart failure. If we fail to obtain such regulatory approval, our business will suffer and our stock price will likely decline.
We are preparing a resubmission of our application for regulatory approval to market sotagliflozin in the United States for heart failure after voluntarily withdrawing our initial application to correct a technical issue with the submission.
We cannot offer any assurances that the FDA will accept our resubmission or grant marketing approval for sotagliflozin in heart failure, on acceptable timelines or at all. Furthermore, regulatory approval in the United States for sotagliflozin in heart failure, even if obtained, may limit the type of patients in which sotagliflozin may be used or otherwise require specific warning or labeling language, any of which may reduce the commercial potential of sotagliflozin in heart failure. Even if approved, our existing capital resources and commercial infrastructure are insufficient to commercially launch sotagliflozin for heart failure and we may not be successful in obtaining such resources, building such infrastructure or otherwise effectively commercializing sotagliflozin for heart failure. Should we fail to obtain regulatory approval in the United States, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.
If approved, we will depend heavily on the commercial success of sotagliflozin in heart failure. If we do not achieve commercial success with sotagliflozin, our business will suffer and our stock price will likely decline.
If approved, we expect that a significant portion of our total revenues will be attributable to sales of sotagliflozin for heart failure in the United States, but we cannot be certain that sotagliflozin will be commercially successful. If approved, our future sales of sotagliflozin will depend on numerous factors, including:
•the number of patients suffering from heart failure;
•competition from dapagliflozin, empagliflozin and, to some extent, other classes of drugs used in the treatment of heart failure, such as the combination drug sacubitril/valsartan;
•the safety profile of sotagliflozin, including whether previously unknown side effects or increased incidence or severity of known side effects as compared to those seen during development are identified with the commercial use of sotagliflozin;
•the effectiveness of our commercial strategy for marketing sotagliflozin and our execution of that strategy, including our pricing strategy and the effectiveness of our efforts to obtain and maintain adequate third-party reimbursement;
•the acceptance of sotagliflozin by patients, the medical community and third-party payers; and

•our ability to meet the demand for commercial supplies of sotagliflozin and to maintain and successfully monitor commercial manufacturing arrangements for sotagliflozin with third-party manufacturers to ensure they meet our standards and those of the FDA, which extensively regulates and monitors pharmaceutical manufacturing facilities.
While we believe that sotagliflozin, if approved, will have a competitive commercial profile, our current estimates of the revenues that sotagliflozin could generate in future periods may change based upon the above factors, and could prove to be incorrect. If our revenues, market share or other indicators of market acceptance of sotagliflozin fail to meet the expectations of investors or public market analysts, the market price of our common stock could decline. In addition, if one or more of the factors above negatively affects sotagliflozin sales, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.
We depend heavily on our ability to obtain positive results from our ongoing Phase 2 clinical trials of LX9211 in diabetic neuropathic pain and post-herpetic neuralgia. If we fail to successfully complete and obtain positive results from such clinical trials, our business will suffer and our stock price will likely decline.
We are conducting a Phase 2 clinical trial of LX9211 in diabetic peripheral neuropathic pain and a second Phase 2 clinical trial of LX9211 in post-herpetic neuralgia. We cannot offer any assurances or predict with any certainty that such Phase 2 clinical trials will be successfully completed, that positive clinical data will be obtained from such clinical trials or that such clinical trials will demonstrate a competitive commercial profile for LX9211, in any such case on the expected timelines. Should we fail to obtain positive results from such clinical trials, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.
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
In order to successfully commercialize any product that we or our collaborators may develop, we or they must establish or maintain an effective commercialization infrastructure supporting such product, including sales force, marketing organization and distribution capabilities. We no longer maintained a commercialization infrastructure following our sale of XERMELO (telotristat ethyl) and related assets to TerSera and will need to reestablish such capabilities in order to commercialize any future products, including sotagliflozin for heart failure. Factors that may hinder efforts to effectively reestablish, manage and maintain such infrastructure for products that we or our collaborators may develop include:
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

Our drug candidates have been manufactured in relatively small quantities for nonclinical and clinical trials.  If any of these drug candidates, including sotagliflozin, are approved by the FDA or other regulatory agencies for commercial sale, we or our collaborators will need to manufacture them in larger quantities. We may not be able to successfully increase the manufacturing capacity, whether in collaboration with third-party manufacturers or on our own, for any approved product in a timely or economic manner, or at all.  Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve.  If we or our collaborators are unable to successfully increase the manufacturing capacity for any such product, the regulatory approval or commercial launch of that product may be delayed or there may be a shortage in supply.  Pharmaceutical products typically require precise, high-quality manufacturing.  The failure to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business.

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

•state and federal government price reporting laws that require us to calculate and report complex pricing metrics to government programs, where such reported price may be used in the calculation of reimbursement and/or discounts on our marketed drugs (participation in these programs and compliance with the applicable requirements may subject us to potentially significant discounts on our products, increased infrastructure costs, and potentially limit our ability to offer certain marketplace discounts); and

•state and federal expenditure tracking and reporting laws, which generally require certain types of expenditures in the United States to be tracked and reported. For example, the Physician Payments Sunshine Act, among other things, imposes reporting requirements on certain manufacturers to annually report to CMS information related to payments and other transfers of value to physicians and certain advanced non-physician health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships, which could potentially have a negative effect on our business and/or increase enforcement scrutiny of our activities.

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

In the United States and some foreign countries, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of pharmaceutical products, restrict or regulate post-approval activities, and affect the ability to profitably sell pharmaceutical products that obtain marketing approval. The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability. Moreover, complying with any new legislation or regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

The pharmaceutical and biotechnology industries are highly diversified and are characterized by rapid technological change.  We and our collaborators face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our or our collaborators’ ability to commercialize our drug candidates.  Any products that we or our collaborators develop will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop products that would render any products that we or our collaborators develop obsolete and noncompetitive.  For example, dapagliflozin and empagliflozin are currently being marketed by AstraZeneca and through an alliance between Boehringer Ingelheim and Eli Lilly, respectively, for the treatment of heart failure and certain other indications. Each of those products act through SGLT2, one of the targets of sotagliflozin. We expect that our principal competition for sotagliflozin for the treatment of heart failure would include such selective SGLT2 inhibitors which have already received or may gain regulatory approval for the treatment of heart failure, as well as other classes of drugs used in the treatment of heart failure, such as the combination drug sacubitril/valsartan, currently marketed for the treatment of heart failure by Novartis, and vericiguat, currently marketed for the treatment of heart failure by Merck, or which may gain regulatory approval for the treatment of heart failure, such as omecamtiv mecarbil, currently being developed for the treatment of heart failure by Cytokinetics. In addition, there may be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates.

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
Clinical site initiation and patient enrollment may be delayed due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure to COVID-19) may be hindered, which would adversely impact our clinical trial operations. For example, due to the impact of the COVID-19 pandemic, we delayed initiation of our Phase 2 clinical trials of LX9211 and enrollment in such trials have been negatively affected by the pandemic. In addition, the pandemic could cause significant disruption in the operations of third party manufacturers and research and development organizations upon whom we rely and, as a result, could severely impact our business operations. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.

While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic has also resulted in disruption of global financial markets and supply chains. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity, and effectively manage the clinical and commercial supply of our products. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations.

 Risks Related to Our Capital Requirements and Financial Results
We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our research and development programs.  If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.
As of December 31, 2021, we had $86.7 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from collaborations and other sources will enable us to fund our currently planned operations for at least the next 12 months from the date of this report. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate. Our currently planned operations for the next twelve months include the continued nonclinical and clinical development of sotagliflozin, LX9211 and our other drug candidates and preparations for the commercial launch of sotagliflozin in the United States for the treatment of heart failure, if approved.
Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:
•the timing, progress and results of our clinical trials of sotagliflozin, LX9211 and our other drug candidates and our ability to obtain necessary regulatory approvals based on such clinical trials, including for sotagliflozin for the treatment of heart failure;
•our success in establishing new collaborations and licenses;
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

We have incurred aggregate net losses since our inception, including an aggregate net loss of $16.2 million for the three years ended December 31, 2021.  As of December 31, 2021, we had an accumulated deficit of $1.5 billion.  Because of the numerous risks and uncertainties associated with successfully developing and commercializing drug products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the amount of our expenses. We expect to continue to incur significant expenses over the next several years as we expect to make significant investments in the continued nonclinical and clinical development of sotagliflozin, LX9211 and our other drug candidates, and in the commercial launch of sotagliflozin in the United States for the treatment of heart failure, if approved.

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

We expect to spend significant amounts to fund our planned nonclinical and clinical development of sotagliflozin, LX9211 and our other drug candidates and our planned commercial launch of sotagliflozin in the United States for the treatment of heart failure, if approved. As a result, we will need to generate substantial additional revenues to achieve profitability in future periods.  Even if we do achieve profitability in future periods, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

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

Our operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•the success of our ongoing nonclinical and clinical development efforts and our ability to obtain regulatory approval of our drug candidates as a result of such efforts, including for sotagliflozin for the treatment of heart failure;

•the timing and amount of expenses incurred with respect to our nonclinical and clinical development and commercialization efforts;

•our success in establishing new collaborations and technology licenses and the timing and financial terms of such arrangements;

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
We lack the capability to manufacture materials for nonclinical studies and clinical trials and commercial supplies for any products which gain regulatory approval. Our reliance on third parties to manufacture our drug candidates may harm or delay our research, development and commercialization efforts.
We currently do not have the manufacturing capabilities or experience necessary to produce materials for nonclinical studies or clinical trials or commercial supplies for any products which gain regulatory approval and intend in the future to continue to rely on collaborators and third-party contractors to produce such materials.  We will rely on selected manufacturers to deliver materials on a timely basis and to comply with applicable regulatory requirements, including the current Good Manufacturing Practices of the FDA, which relate to manufacturing and quality control activities.  These manufacturers may not be able to produce material on a timely basis or manufacture material at the quality level or in the quantity required to meet our development and commercialization timelines and applicable regulatory requirements.  In addition, there are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practices and that are capable of producing such materials, and we may experience difficulty finding manufacturers with adequate capacity for our needs.  If we are unable to contract for the production of sufficient quantity and quality of materials on acceptable terms, our product development or commercialization efforts may be delayed.  Moreover, noncompliance with the FDA’s current Good Manufacturing Practices can result in, among other things, fines, injunctions, civil and criminal penalties, product recalls or seizures, suspension of production, failure to obtain marketing approval and withdrawal, suspension or revocation of marketing approvals.

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

We are highly dependent upon the principal members of our management, as well as medical and clinical staff, the loss of whose services might adversely impact the achievement of our objectives.  Retaining and, where advisable, recruiting qualified commercial, medical and clinical personnel will be critical to commercially launching sotagliflozin for heart failure, if approved, and advancing our nonclinical and clinical development programs for sotagliflozin, LX9211 and our other drug candidates.  Competition is intense for experienced commercial, medical and clinical personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Invus, L.P. and its affiliates, which we collectively refer to as Invus, currently own approximately 50.7% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not be aligned with the interests of other holders of our common stock.

Invus has additional rights under its stockholders’ agreement relating to the membership of our board of directors and under our certificate of incorporation relating to preemptive and consent rights, which provide Invus with substantial influence over significant corporate matters.

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

Our second amended and restated certificate of incorporation also grants holders of 20% or more of our issued and outstanding common stock customary preemptive rights and consent rights prior to us taking any of the following actions: (1) creating or issuing any new class or series of shares of capital stock (or securities convertible into or exercisable for shares of capital stock) having rights, preferences or privileges senior to or on parity with the common stock, (2) subject to certain exceptions, repurchasing, retiring, redeeming or otherwise acquiring any equity securities (or securities convertible into or exchangeable for equity securities) or any subsidiary and (3) adopting, or proposing to adopt, or maintaining any shareholders’ rights plan, “poison pill” or other similar plan or agreement, unless such stockholder is exempt from such plan or agreement. Invus currently has such preemptive and consent rights as a result of its ownership position in our issued and outstanding common stock.

Each of these rights provide Invus with substantial influence over significant corporate matters and Invus’ interest in those matters may not be aligned with the interests of other holders of our common stock.

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
•actions taken by regulatory agencies with respect to sotagliflozin, LX9211 and our other drug candidates;
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

A substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and vesting of restricted stock units. If we or our stockholders issue or sell substantial amounts of our common stock (including shares issued upon the exercise of stock options or vesting of restricted stock units) in the public market, or if the market perceives that such sales may occur, the market price of our common stock could fall and it may become more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.  In addition, any such issuance or sale of our common stock will dilute the ownership interests of existing stockholders and may cause the market price of our common stock to decline.

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

Item 1B. Unresolved Staff Comments

None.

34

Item 2.  Properties

In February 2021, we leased a 25,000 square-foot office space in The Woodlands, Texas. The term of the sublease extends from March 1, 2021 through August 31, 2025, and provides for escalating yearly base rent payments starting at $506,000 and increasing to $557,000 in the final year of the lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “LXRX.” As of March 8, 2022, there were approximately 298 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2016 and ending December 31, 2021. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2016, and that all dividends were reinvested. The stock performance shown on the graph below represents historical performance and is not necessarily indicative of future stock price performance.

	December 31,
	2016	2017	2018	2019	2020	2021
Lexicon Pharmaceuticals, Inc.	100	71	48	30	25	28
Nasdaq Composite Index	100	128	123	167	239	291
Nasdaq Biotechnology Index	100	121	110	137	172	171
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

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read with our financial statements and notes included elsewhere in this annual report on Form 10-K.

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the research, development and preparation for commercialization of our most advanced drug candidates:

•We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for heart failure and type 1 diabetes. We have reported positive results from two Phase 3 clinical trials evaluating the effect of sotagliflozin on long-term outcomes related to cardiovascular death and heart failure in approximately 10,500 and 1,200 patients, respectively. We are now preparing a resubmission of our application for regulatory approval to market sotagliflozin in the United States for heart failure after voluntarily withdrawing our initial application to correct a technical issue with the initial submission.

We have reported positive results from three Phase 3 clinical trials evaluating the effect of sotagliflozin on type 1 diabetes in approximately 800, 800 and 1,400 patients, respectively. The FDA issued a complete response letter regarding our application for regulatory approval to market sotagliflozin for type 1 diabetes in the United States. At our request, the FDA has issued a public Notice of Opportunity for Hearing on whether there are grounds for denying approval of our application and the hearing process is ongoing. Sotagliflozin has been approved in the European Union for use as an adjunct to insulin therapy in the treatment of type 1 diabetes, but has not yet been commercially launched.

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

We have derived substantially all of our revenues from strategic collaborations and other research and development collaborations and technology licenses, as well as from commercial sales of our XERMELO product following its commercial launch in February 2017 until our sale of XERMELO and related assets to TerSera Therapeutics, LLC in September 2020. To date, we have generated a substantial portion of our revenues from a limited number of sources.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; and general and industry-specific economic conditions which may affect research, development and commercialization expenditures.

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

Since our inception, we have incurred significant losses and, as of December 31, 2021, we had an accumulated deficit of $1.5 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies

Our Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), which require that we make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires our most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Note 2, "Summary of Significant Accounting Policies," to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates was based on statutory discount rates and expected utilization. Our estimates for expected utilization of rebates were based on third party market research data and data received from the specialty pharmacies dispensing XERMELO. Rebates were generally invoiced and paid in arrears so that the accrual balance consisted of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known unpaid rebates from the prior quarter. If actual rebates varied from estimates, we adjusted prior period accruals, which affected revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy or distributor, who acts as a retailer. Contracted customers, which consisted primarily of Public Health Service Institutions, non-profit clinics, and federal government entities purchasing via the Federal Supply Schedule, generally purchased XERMELO at a discounted price. The specialty pharmacy or distributor, in turn, charged back to us the difference between the price paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The allowance for chargeback was based on known sales to contracted customers.

Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. Our estimates for the expected Medicare Part D coverage gap were based on data received from the specialty pharmacies dispensing XERMELO and projections based on historical data. Funding of the coverage gap was generally invoiced and paid in arrears so that the accrual balance consisted of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual funding varied from estimates, we adjusted prior period accruals, which affected revenues in the period of adjustment.

Co-payment assistance: Patients with commercial insurance who met certain eligibility requirements were eligible to may receive co-payment assistance. We accrued a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Collaborative Agreements

Revenues under collaborative agreements include both license revenue and contract research revenue. We perform the following five steps in determining the amount of revenue to recognize as we fulfill our performance obligations under each of our collaborative agreements: (i) identify the contract(s) with a customer; (ii) identify the performance obligation in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. We apply this five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. At contract inception, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

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

We are presently devoting most of our resources to the research and development of our most advanced drug candidates:

•Sotagliflozin, an orally-delivered small molecule drug candidate that we are developing as a treatment for heart failure and type 1 diabetes; and
•LX9211, an orally-delivered small molecule drug candidate that we are developing as a treatment for neuropathic pain.
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

Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, right-of-use assets for leases and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the assets carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. In 2020, we recognized an impairment loss of $1.6 million to reduce the carrying value of the assets comprising our campus in The Woodlands, Texas, which were sold in December 2020, to an estimated fair value, less estimated selling costs. There were no significant impairments of long-lived assets in 2021 or 2019.

Indefinite-lived intangible assets, which was comprised primarily of in-process research and development, or IPR&D, projects acquired in business combinations which had not reached technological feasibility, is reviewed annually for impairment and whenever events or changes in circumstances indicated that the carrying amount may not have been recoverable. In 2019, we terminated certain research and development activities related to a program for the treatment of irritable bowel syndrome and as a result, recognized $28.6 million of impairment to indefinite-lived intangible assets. There were no impairments to indefinite-lived intangible assets in 2021 or 2020.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2021, 2020 and 2019.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements, for a discussion of the impact of new accounting standards on our consolidated financial statements.

Results of Operations – Comparison of Years Ended December 31, 2021, 2020 and 2019

The following discussion and analysis should be read with “Results of Operations” and our financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2020.

Revenues

Total revenues and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2021	2020	2019
Total revenues	$0.3	$24.0	$322.1
Dollar decrease	$(23.7)	$(298.1)
Percentage decrease	(99)%	(93)%

Years Ended December 31, 2021 and 2020

•Net product revenues – Net product revenue recognized from XERMELO sales were $23.4 million in 2020 prior to the sale of XERMELO and related assets to TerSera on September 8, 2020. Product revenues were recorded net of estimated product returns, pricing discounts including rebates offered pursuant to mandatory federal and state government programs and chargebacks, prompt pay discounts and distribution fees and co-pay assistance. Revenue recognition policies require estimates of the aforementioned sales allowances each period.

•Royalties and other revenue – Revenues from royalties and other revenue decreased to $0.3 million in 2021 from $0.6 million in 2020.

In 2021, two companies, AC Biosciences Ltd. and Taconic Farms, Inc. represented 76% and 24% of revenues, respectively. In 2020, two specialty pharmacies, Biologics, Inc. and Diplomat Pharmacy, represented 65% and 22% of revenues, respectively.

Cost of Sales

Cost of sales was $1.9 million in 2020 prior to the sale of XERMELO in September 2020.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2021	2020	2019
Total research and development expense	$55.0	$153.6	$91.9
Dollar (decrease) increase	$(98.6)	$61.7
Percentage (decrease) increase	(64)%	67%

Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs and stock-based compensation.

Years Ended December 31, 2021 and 2020

•Third-party and other services – Third-party and other services decreased 71% in 2021 to $34.9 million, primarily due to decreases in external clinical development costs relating to sotagliflozin subsequent to the wind down of the activities beginning in March 2020. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs decreased 41% in 2021 to $10.8 million, primarily due to lower headcount as a result of the reduction in force of our personnel in September 2020. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expense decreased 33% in 2021 to $4.3 million, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs decreased to $1.5 million in 2021 from $2.5 million in 2020, primarily due to lower depreciation expense subsequent to the sale of our facilities in December 2020.

•Other – Other costs decreased to $3.5 million in 2021 from $5.1 million in 2020, primarily due to lower insurance and software license expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2021	2020	2019
Total selling, general and administrative expense	$32.3	$47.2	$56.8
Dollar decrease	$(14.9)	$(9.6)
Percentage decrease	(32)%	(17)%

Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of XERMELO and our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

Years Ended December 31, 2021 and 2020

•Personnel – Personnel costs decreased 57% in 2021 to $10.8 million, primarily due to lower headcount as a result of the reduction in force of our personnel in September 2020. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees increased 18% in 2021 to $10.8 million, primarily as a result of higher legal expenses, partially offset by lower marketing expenses.

•Stock-based compensation – Stock-based compensation expense decreased 9% in 2021 to $6.3 million, primarily due to cancellation of unvested share-based awards as a result of the reduction in force of our personnel in September 2020.

•Facilities and equipment – Facilities and equipment costs decreased to $1.4 million in 2021 from $1.7 million in 2020, primarily due to lower property taxes and depreciation expense subsequent to the sale of our facilities in December 2020.

•Other – Other costs decreased to $3.1 million in 2021 from $4.6 million in 2020, primarily due to decreases in travel expenses due to the COVID-19 pandemic and lower software license expenses.

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

Interest Expense and Interest and Other Income, Net

Interest Expense.  Interest expense decreased to $0.8 million in 2021 from $14.5 million in 2020, primarily due to the $150 million payoff of the BioPharma term loan in September 2020 and the $75.8 million exchange of convertible notes in September and October 2020.

Interest and Other Income (Expense), Net.  Interest and other income, net was $0.1 million and $2.8 million in the years ended December 31, 2021 and 2020, respectively.

Net Loss and Net Loss per Common Share
Net loss was $87.8 million, or a loss of $0.60 per share, in 2021 as compared to a net loss of $58.6 million, or $0.53 per share in 2020.

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

As of December 31, 2021, we had $86.7 million in cash, cash equivalents and short-term investments.  As of December 31, 2020, we had $152.3 million in cash, cash equivalents and short-term investments.  We used cash of $87.0 million in our operations in 2021. This consisted primarily of the net loss for the year of $87.8 million, and a net decrease in operating liabilities net of assets of $10.2 million, partially offset by non-cash charges of $10.9 million primarily related to stock-based compensation expense. Investing activities provided cash of $2.1 million in 2021, primarily due to net maturities of investments of $3.3 million partially offset by $1.2 million of asset purchases. Financing activities provided cash of $22.7 million, primarily as a result of $37.1 million net proceeds from the sales of common stock during January, August and September of 2021 under our Open Market Agreement with Jefferies LLC which was partially offset by $11.7 million used to pay off the matured convertible notes and $2.7 million used to repurchase common stock.

Other commitments. In April 2019, sotagliflozin was approved in the European Union for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index ≥ 27 kg/m2, who could not achieve adequate glycemic control despite optimal insulin therapy. Upon the achievement of certain European regulatory pricing approvals, we will be required to make certain royalty payments, totaling $4.5 million, in three equal annual installments of $1.5 million. In September 2020, we initiated a Phase 2 clinical trial of LX9211 in diabetic peripheral neuropathic pain. As a result of the commencement of the Phase 2 trial, we were required to make a royalty payment to Bristol-Myers Squibb of $2.5 million, which was paid in October 2020.

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

Our future capital requirements will be substantial and will depend on many factors, including the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to prepare for the commercialization of sotagliflozin, if approved; successfully complete our nonclinical and clinical development efforts with respect to sotagliflozin, LX9211 and our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our currently planned operations for at least the next 12 months from the date of this report.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

From time to time, our board of directors may authorize us to repurchase shares of our common stock. If and when our board of directors should determine to authorize any such action, it would be on terms and under market conditions that our board of directors determines are in the best interest of us and our stockholders. Any such actions could deplete significant amounts of our cash resources and/or result in additional dilution to our stockholders.

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

We had approximately $86.7 million in cash and cash equivalents and short-term investments as of December 31, 2021. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on such assessment using those criteria, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, Houston, Texas, PCAOB ID: 42, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control Over Financial Reporting

Subsequent to our evaluation described above, there were no significant changes in internal controls or other factors during the fiscal quarter ended December 31, 2021 that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lexicon Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Lexicon Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 10, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas
March 10, 2022

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2021 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2021. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2021.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2021.

Item 14.   Principal Accountant Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2021.

PART IV

Item 15.               Exhibit and Financial Statement Schedules
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

*4.8	—	Description of Common Stock
10.1	—
Offer Letter, dated July 1, 2014, with Lonnel Coats, as amended (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 and incorporated by reference herein).

10.2	—
Employment Agreement, dated January 1, 1999, with Jeffrey L. Wade (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

*10.3	—	Offer Letter, dated July 27, 2021, with Craig B. Granowitz, M.D., Ph.D.
10.4	—
Employment Agreement, dated July 12, 2001, with Alan J. Main, Ph.D. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001 and incorporated by reference herein).

10.5	—
Form of Indemnification Agreement with Officers and Directors (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

10.6	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated by reference herein).
10.7	—	2017 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2020 and incorporated by reference herein).
10.8	—	2017 Non-Employee Directors’ Equity Incentive Plan, as amended, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 2021 and incorporated by reference herein).
10.9	—
Form of Stock Option Agreement with Officers under the 2017 Equity Incentive Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 and incorporated by reference herein).

*10.10	—	Form of Restricted Stock Unit Agreement with Officers under the 2017 Equity Incentive Plan
10.11	—
Form of Notice of Stock Option Grant to Directors under the 2017 Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated by reference herein).

10.12	—
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

10.14	—
First Amendment, dated May 30, 2006, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated by reference herein).

†10.15	—
Second Amendment, dated November 2, 2016, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2016 and incorporated by reference herein).

†10.16	—
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

10.18	—
Sublease Agreement, dated February 8, 2021, with Repsol Oil & Gas USA, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2021 and incorporated by reference herein).

*21.1	—	Subsidiaries
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*24.1	—	Power of Attorney (contained in signature page).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.
†	Confidential treatment has been requested for portions of this exhibit (indicated by “[**]”). The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Table of Contents

Item 16. Form 10-K Summary

Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date:	March 10, 2022	By:	/s/ LONNEL COATS
Lonnel Coats
Chief Executive Officer

Date:	March 10, 2022	By:	/s/ JEFFREY L. WADE
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

Signature	Title	Date

/s/ LONNEL COATS	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Lonnel Coats

/s/ JEFFREY L. WADE	President and Chief Financial Officer (Principal Financial Officer)	March 10, 2022
Jeffrey L. Wade

/s/ KRISTEN L. ALEXANDER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 10, 2022
Kristen L. Alexander

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 10, 2022
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 10, 2022
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 10, 2022
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 10, 2022
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 10, 2022
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 10, 2022
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 10, 2022
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 10, 2022
Judith L. Swain, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued research and development expenses
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial in accordance with agreements established with contract research organizations ("CROs"), clinical trial sites and other third parties. Estimates are determined by reviewing contracts, vendor agreements, purchase orders, change orders and trial budgets, as well as through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

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

Our audit procedures included, among others, testing the accuracy and completeness of the underlying inputs used in management’s analysis to determine costs incurred. We compared expenses incurred to budgeted amounts per executed vendor contracts and to expenses incurred in prior periods and obtained an understanding of the reasons for changes. We inspected the terms and conditions of vendor contracts, change orders and trial budgets, and clerically tested the cost models to track progress against trial budgets. We evaluated estimated services incurred by third parties by understanding the terms and timeline of significant projects, evaluating management’s estimate of work performed and costs incurred by meeting with members of the Company’s clinical operations team, and obtaining external confirmation of key terms and conditions and other key inputs to the accrual calculation, such as total approved trial budgets and amounts invoiced, and number and timing of patients enrolled in clinical studies. Further, we inspected invoices received from third parties during the year as well as after the balance sheet date and performed a lookback analysis to evaluate the completeness of accrued research and development expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
March 10, 2022

Lexicon Pharmaceuticals, Inc.

Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$64,065	$126,263
Short-term investments	22,678	26,012
Accounts receivable, net	14	395
Prepaid expenses and other current assets	2,164	5,049
Total current assets	88,921	157,719
Property and equipment, net of accumulated depreciation and amortization of $4,853 and $5,815, respectively	1,176	295
Goodwill	44,543	44,543
Other assets	2,269	1,231
Total assets	$136,909	$203,788
Liabilities and Equity
Current liabilities:
Accounts payable	$9,152	$5,469
Accrued liabilities	12,972	29,691
Current portion of long-term debt, net of deferred issuance costs	—	11,646
Total current liabilities	22,124	46,806
Other long-term liabilities	1,190	611
Total liabilities	23,314	47,417
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 225,000 shares authorized; 150,082 and 142,289 shares issued, respectively	150	142
Additional paid-in capital	1,608,749	1,561,096
Accumulated deficit	(1,487,776)	(1,400,018)
Accumulated other comprehensive income (loss)	(10)	(6)
Treasury stock, at cost, 1,165 and 793 shares, respectively	(7,518)	(4,843)
Total stockholders' equity	113,595	156,371
Total liabilities and equity	$136,909	$203,788

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net product revenue	$—	$23,404	$32,331
Collaborative agreements	—	33	289,231
Royalties and other revenue	298	558	511
Total revenues	298	23,995	322,073
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	—	1,929	3,231
Research and development, including stock-based compensation of $4,284, $6,376 and $7,096 respectively	55,046	153,621	91,924
Selling, general and administrative, including stock-based compensation of $6,293, $6,898 and $7,122, respectively	32,342	47,230	56,835
Impairment loss on buildings	—	1,600	—
Impairment loss on intangible asset	—	—	28,638
Total operating expenses	87,388	204,380	180,628
Other operating income:
Gain on sale of XERMELO	—	132,585	—
Income (loss) from operations	(87,090)	(47,800)	141,445
Gain on debt extinguishments, net	—	1,003	—
Interest expense	(802)	(14,544)	(20,676)
Interest and other income, net	134	2,767	3,350
Net income (loss) before taxes	(87,758)	(58,574)	124,119
Income tax benefit	—	—	6,014
Net income (loss)	$(87,758)	$(58,574)	$130,133
Net income (loss) per common share, basic	$(0.60)	$(0.53)	$1.23
Net income (loss) per common share, diluted	$(0.60)	$(0.53)	$1.16
Shares used in computing net income (loss) per common share, basic	145,652	110,841	106,218
Shares used in computing net income (loss) per common share, diluted	145,652	110,841	116,747

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(4)	(90)	96
Comprehensive income (loss)	$(87,762)	$(58,664)	$130,229

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Stock	Total
Balance at December 31, 2018	106,162	106	1,447,954	(1,471,577)	(12)	(2,876)	(26,405)
Stock-based compensation	—	—	14,218	—	—	—	14,218
Issuance of common stock under Equity Incentive Plans	517	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(941)	(941)
Net income	—	—	—	130,133	—	—	130,133
Unrealized gain on investments	—	—	—	—	96	—	96
Balance at December 31, 2019	106,679	106	1,462,172	(1,341,444)	84	(3,817)	117,101
Stock-based compensation	—	—	13,274	—	—	—	13,274
Issuance of common stock under an Open Market Sale Agreement, net of issuance fees	3,709	4	6,959	—	—	—	6,963
Issuance of common stock upon private placement, net of issuance fees	20,313	20	62,987	—	—	—	63,007
Issuance of common stock in settlement of convertible notes, net of issuance fees	10,369	10	15,704	—	—	—	15,714
Issuance of common stock under Equity Incentive Plans	1,219	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(1,026)	(1,026)
Net loss	—	—	—	(58,574)	—	—	(58,574)
Unrealized loss on investments	—	—	—	—	(90)	—	(90)
Balance at December 31, 2020	142,289	$142	$1,561,096	$(1,400,018)	$(6)	$(4,843)	$156,371
Stock-based compensation	—	—	10,577	—	—	—	10,577
Issuance of common stock under an Open Market Sale Agreement, net of issuance fees	6,177	6	35,485	—	—	—	35,491
Issuance of common stock under Equity Incentive Plans	1,616	2	1,591	—	—	—	1,593
Repurchase of common stock	—	—	—	—	—	(2,675)	(2,675)
Net loss	—	—	—	(87,758)	—	—	(87,758)
Unrealized loss on investments	—	—	—	—	(4)	—	(4)
Balance at December 31, 2021	150,082	$150	$1,608,749	$(1,487,776)	$(10)	$(7,518)	$113,595

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(87,758)	$(58,574)	$130,133
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	292	2,934	3,654
Stock-based compensation	10,577	13,274	14,218
Amortization of debt issuance costs	54	1,013	1,465
Deferred tax benefit	—	—	(6,014)
Gain on sale of XERMELO	—	(132,585)	—
Impairment loss on building	—	1,600	—
Impairment loss on intangible asset	—	—	28,638
Gain on debt extinguishments, net	—	(1,003)	—
(Gain) loss on disposal of property and equipment	49	(707)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	381	53,227	(50,608)
Decrease in inventory	—	345	437
Decrease (increase) in prepaid expenses and other current assets	2,885	(1,948)	(2,652)
Decrease in other assets	661	424	429
(Decrease) increase in accounts payable and other liabilities	(14,158)	(20,969)	20,097
Decrease in deferred revenue	—	—	(25,990)
Net cash (used in) provided by operating activities	(87,017)	(142,969)	113,807
Cash flows from investing activities:
Purchases of property and equipment	(1,221)	(87)	(70)
Proceeds from XERMELO sale	—	160,385	—
Proceeds from disposal of property and equipment	—	11,013	—
Purchases of investments	(34,261)	(58,555)	(322,385)
Maturities of investments	37,592	268,000	166,600
Net cash provided by (used in) investing activities	2,110	380,756	(155,855)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	37,084	69,970	—
Repurchase of common stock	(2,675)	(1,026)	(941)
Repayment of debt borrowings	(11,700)	(216,580)	(1,285)
Net cash provided by (used in) financing activities	22,709	(147,636)	(2,226)
Net (decrease) increase in cash and cash equivalents	(62,198)	90,151	(44,274)
Cash and cash equivalents at beginning of year	126,263	36,112	80,386
Cash and cash equivalents at end of year	$64,065	$126,263	$36,112

Supplemental disclosure of cash flow information:
Cash paid for interest	$799	$17,353	$19,211

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset	$1,704	$—	$1,799
Liabilities assumed by TerSera from the XERMELO sale	$—	$3,437	$—
Common stock issued in satisfaction of convertible debt exchanges	$—	$15,714	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

1. Organization and Operations

Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to discover the functions and pharmaceutical utility of genes and use those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease.

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, contract and milestone payments to it under strategic collaborations and other research and development collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts and financing under debt and lease arrangements. The Company’s future success is dependent upon many factors, including, but not limited to, the success of its ongoing nonclinical and clinical development efforts and its ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; its success in establishing new collaborations and licenses and its receipt of milestones, royalties and other payments under such arrangements; the amount and timing of research, development and commercialization expenditures; its resources devoted to developing and supporting its products; general and industry-specific economic conditions which may affect research, development and commercialization expenditures; and its ability to obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company’s future success.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2021, short-term investments consist of U.S. treasury bills and corporate debt securities. As of December 31, 2020, short-term investments consist of corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services, net of an allowance for expected credit losses.

Concentration of Credit Risk: Lexicon’s cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in Europe and the United States.  The Company has not experienced any significant credit losses to date.  In 2021, customers in Switzerland and the United States represented 76% and 24% of revenue, respectively. In 2020, customers in the United States represented 98% of revenue. In 2019, customers in Germany and the United States represented 89% and 10% of revenues, respectively.   At December 31, 2021, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery, development and commercialization of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, product sales, government grants and contracts and compound library sales. In 2021, AC Bioscience Ltd. represented 76% of revenues and Taconic Farms, Inc. represented 24% of revenues, respectively. In 2020, two specialty pharmacies, Biologics, Inc. and Diplomat Pharmacy, represented 65% and 22% of revenues, respectively. In 2019, Sanofi represented 89% of revenues and no individual XERMELO customer represented more than 10% of revenues.

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

Accrued liabilities: Accrued liabilities consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Accrued research and development services	$3,669	$21,962
Accrued compensation and benefits	5,711	6,200
Short term lease liability	1,089	553
Other	2,503	976
Accrued liabilities	$12,972	$29,691

Impairment of Long-Lived Assets:  Long-lived assets, right-of-use assets for leases and finite-lived intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2020, the Company recognized an impairment loss of $1.6 million to reduce the carrying value of the assets comprising our campus in The Woodlands, Texas, which were sold in December 2020, to an estimated fair value, less estimated selling costs. There were no impairments of long-lived assets, including finite-lived intangible assets, in 2021 or 2019.

Indefinite-lived intangible assets are also tested annually for impairment and whenever indicators of impairment are present. When performing the impairment assessment, the Company first assesses qualitative factors to determine whether it is necessary to recalculate the fair value of its intangible assets. If management believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of the intangible assets is less than the Company’s carrying amount, the Company calculates the asset’s fair value. If the carrying value of the asset exceeds its fair value, then the intangible asset is written down to its fair value. In 2019, Lexicon determined that a triggering event occurred upon execution of the Termination Agreement with Sanofi (as defined in Note 14) and Lexicon’s resulting decision to substantially reallocate resources from the development of certain programs, including LX1031 and LX1033 for irritable bowel syndrome, to the development of sotagliflozin. In connection with such triggering event, Lexicon determined that its LX1031 and LX1033 programs for irritable bowel syndrome, collectively an intangible asset, were considered to be impaired and recorded an impairment charge of $28.6 million to IPR&D in 2019. The impairment reduced the remaining book value to zero. There was no impairment of indefinite lived intangible assets in 2020 or 2021.

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2021, 2020 or 2019.

Revenue Recognition:

Product Revenues

Prior to the Company’s sale of XERMELO and related assets to TerSera Therapeutics, LLC (“TerSera”) in September 2020, product revenues consisted of commercial sales of XERMELO in the United States and sales of bulk tablets of XERMELO to Ipsen. Product revenues were recognized when the customer obtained control of the Company’s product, which occured upon delivery to the customer. The Company recognized product revenue net of applicable reserves for variable consideration, including allowances for customer credits, estimated rebates, chargebacks, discounts, returns, distribution service fees, and government rebates, such as Medicare Part D coverage gap reimbursements in the United States, as discussed below. These estimates were based on the most likely amount method for relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. Product shipping and handling costs were considered a fulfillment activity when control transfers to the Company’s customers and such costs were included in cost of sales.

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

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program. Rebate amounts are based upon contractual agreements or legal requirements with public sector (e.g., Medicaid) benefit providers. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements or legal requirements with public sector benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company’s estimates for expected utilization of rebates were based on third party market research data and data received from the specialty pharmacies dispensing XERMELO. Rebates were generally invoiced and paid in arrears so that the accrual balance consisted of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known unpaid rebates from the prior quarter. If actual future rebates varied from estimates, the Company adjusted prior period accruals, which affected revenue in the period of adjustment.

Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a specialty pharmacy or distributor, who acts as a retailer. Contracted customers, which consisted primarily of Public Health Service Institutions, non-profit clinics, and federal government entities purchasing via the Federal Supply Schedule, generally purchased XERMELO at a discounted price. The specialty pharmacy or distributor, in turn, charged back to Lexicon the difference between the price paid by the specialty pharmacy or distributor and the discounted price paid to the specialty pharmacy or distributor by the customer. The allowance for chargeback was based on known sales to contracted customers.

Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company’s estimates for the expected Medicare Part D coverage gap were based on data received from the specialty pharmacies dispensing XERMELO and projections based on historical data. Funding of the coverage gap was generally invoiced and paid in arrears so that the accrual balance consisted of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known prior quarters. If actual future funding varied from estimates, the Company adjusted prior period accruals, which affected revenues in the period of adjustment.

Co-payment assistance: Patients with commercial insurance who met certain eligibility requirements were eligible to receive co-payment assistance. The Company accrued a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Collaborative Agreements

Revenues under collaborative agreements include both license revenue and contract research revenue. The Company performs the following five steps in determining the amount of revenue to recognize as it fulfills its performance obligations under each of its collaborative agreements: (i) identify the contract(s) with a customer; (ii) identify the performance obligation in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company applies this five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company develops assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

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

Research and Development Expenses: Research and development expenses consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred.  Technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred. Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the duration of the study. The Company’s estimates of the clinical study costs and costs to transition activities from Sanofi for the development of sotagliflozin for type 2 diabetes and heart failure, as well as the wind down of those activities, were based on estimates of the services to be received and efforts to be expended pursuant to contracts with multiple vendors and the contract research organization that conducted and managed the clinical studies on its behalf. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the vendors and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

Stock-Based Compensation:  The Company recognizes compensation expense in its statements of comprehensive income (loss) for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2021, stock-based compensation cost for all outstanding unvested stock options and restricted stock units was $15.9 million, which is expected to be recognized over a weighted-average period of 1.2 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for stock options granted in the years ended December 31, 2021, 2020 and 2019, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2021:
Employees	104%	0.7%	4	0%
Officers and non-employee directors	90%	1.0%	6	0%
December 31, 2020:
Employees	98%	1.3%	4	0%
Officers and non-employee directors	85%	1.4%	7	0%
December 31, 2019:
Employees	88%	2.2%	4	0%
Officers and non-employee directors	77%	2.6%	8	0%

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

The Company maintains a valuation allowance on net operating losses and other deferred tax assets. Accordingly, the Company has not reported any tax benefit relating to the remaining net operating loss carryforwards and income tax credit carryforwards that are available for utilization in future periods. On a periodic basis, the valuation allowance is reassessed on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In 2021, the Company reassessed the valuation allowance and considered negative evidence, including the cumulative losses over the three years ended December 31, 2021 and positive evidence including the projections of future income. After assessing both the negative and the positive evidence, the Company concluded that it should continue to maintain the valuation allowance on net operating losses and other deferred tax assets as of December 31, 2021 given the significance of the weight of the negative evidence. Based on recent financial performance and future projections, the Company could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. The total gross deferred tax asset balance subject to the valuation allowance assessment was approximately $326.6 million at December 31, 2021.

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

3. Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The guidance amended certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates, and simplifies aspects of the accounting for franchise taxes. The guidance is effective for annual periods beginning after December 15, 2020, including interim periods therein. The adoption of ASU 2019-12 in the first quarter of 2021 did not have a material impact on the Company’s condensed consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other, which is intended to simplify the subsequent measurement of goodwill. The pronouncement allows an entity, during its annual or interim goodwill impairment evaluation, to compare the fair value of a reporting unit with its carrying amount. An impairment charge is immediately recognized by which the carrying amount exceeds the fair value. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The adoption of this ASU during the first quarter of 2020 did not have a material impact on the consolidated financial statements.

4. Asset Sale
In September 2020, the Company completed the sale of its XERMELO product and related assets (the “XERMELO sale”) to TerSera pursuant to an Asset Purchase and Sale Agreement entered into in July 2020. The final consideration paid by TerSera was $160.0 million and the net gain recognized in connection with the XERMELO sale was $132.6 million. The gain is reflected on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020.

The Company remains eligible to receive development, regulatory and sales milestone payments of up to an aggregate of $65.0 million for the development and commercialization of XERMELO in patients with biliary tract cancer and mid-teens royalty payments on net sales of XERMELO in biliary tract cancer. The Company has determined that these amounts are constrained until the achievement, if any, of specific events. If or when the constraint is determined to be resolved, the Company will re-evaluate the overall gain in connection with the XERMELO sale and recognize an adjustment on a cumulative catch-up basis in the period that the determination is made. Such adjustment would be included in Gain on sale of XERMELO in the consolidated statement of comprehensive income (loss).

The XERMELO sale did not meet the criteria for reporting discontinued operations as there was not a strategic shift that has (or will have) a major effect on the Company’s operations. For the years ended December 31, 2020 and 2019, the pretax net loss on the condensed consolidated statement of comprehensive income (loss) for the Company’s XERMELO operations is $12.2 million, and $15.4 million, respectively.
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

5. Cash, Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2021 and 2020 are as follows:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$64,066	$—	$(1)	$64,065
Securities maturing within one year:
U.S. treasury securities	7,562	—	(1)	7,561
Corporate debt securities	15,125	—	(8)	15,117
Total short-term investments	$22,687	$—	$(9)	$22,678
Total cash and cash equivalents and investments	$86,753	$—	$(10)	$86,743

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$126,263	$—	$—	$126,263
Securities maturing within one year:
Corporate debt securities	26,018	5	(11)	26,012
Total short-term investments	$26,018	$5	$(11)	$26,012
Total cash and cash equivalents and investments	$152,281	$5	$(11)	$152,275

There were no realized gains or losses for the years ended December 31, 2021, 2020, and 2019.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2021 and 2020.

	Assets and Liabilities at Fair Value
	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$64,065	$—	$—	$64,065
Short-term investments	7,561	15,117	—	22,678
Total cash and cash equivalents and investments	$71,626	$15,117	$—	$86,743

	Assets and Liabilities at Fair Value
	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$126,263	$—	$—	$126,263
Short-term investments	—	26,012	—	26,012
Total cash and cash equivalents and investments	$126,263	$26,012	$—	$152,275

The Company did not have any Level 3 assets or liabilities at December 31, 2021 or 2020. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.

7. Property and Equipment

Property and equipment at December 31, 2021 and 2020 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2021	2020
		(in thousands)
Computers and software	3-5	$3,027	$3,826
Furniture and fixtures	5-7	1,692	1,867
Leasehold improvements	3-7	1,310	417
Total property and equipment		6,029	6,110
Less: Accumulated depreciation and amortization		(4,853)	(5,815)
Net property and equipment		$1,176	$295

In December 2020, the Company’s subsidiary, Lex-Gen Woodlands, L.P., sold its facilities in The Woodlands, Texas for $11.9 million. The land had a carrying value of $2.7 million and buildings and related assets sold had a net carrying value of $7.9 million. Concurrent with the sale, the Company entered into a leaseback agreement with the purchaser with respect to a portion of such facilities for a period of up to six months. In connection with the sale, the Company recorded an impairment loss of $1.6 million to reduce the carrying value of the assets to its estimated fair value, less estimated selling costs.

During the year ended December 31, 2021, the Company retired $1.3 million of computers and software and furniture and fixtures, which had been fully depreciated. During the year ended December 31, 2021, the Company purchased $1.2 million of assets comprised of leasehold improvements, computers and software and furniture. The leasehold improvements are being amortized over the lease term.

8. Income Taxes

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States to provide emergency assistance to individuals and businesses affected by the COVID-19 pandemic. The CARES Act includes temporary changes to both income and non-income based tax laws. For the year ended December 31, 2020, the impact of the CARES Act was immaterial to the Company’s tax provision. Future regulatory guidance under the CARES Act or additional legislation enacted by Congress in connection with the COVID-19 pandemic could impact our tax provision in future periods.

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$229,427	$201,610
Research and development tax credits	29,290	29,304
Orphan drug credits	24,524	24,524
Capitalized research and development	36,770	47,075
Stock-based compensation	5,163	5,651
Interest	148	—
Other	1,308	844
Total deferred tax assets	326,630	309,008
Deferred tax liabilities:
Other	(412)	—
Total deferred tax liabilities	(412)	—
Less: valuation allowance	(326,218)	(309,008)
Net deferred tax liabilities	$—	$—

A reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2021, 2020 and 2019 consists of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Expected income tax expense (benefit) at 21%	$(18,429)	$(12,300)	$26,065
State income taxes, net of federal benefit	—	(269)	445
Equity compensation	851	1,777	1,688
Write off of credit carryover due to 382 study	—	31,053	—
Change in valuation allowance	17,210	(20,418)	(35,276)
Other (1)	368	157	1,064
Income tax benefit	$—	$—	$(6,014)

(1) Other is primarily comprised of expiring Research and Development credits for the year ended December 31, 2019 and nondeductible expenses for the years ended December 31, 2021 and 2020.

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

At December 31, 2021, Lexicon had both federal and state NOL carryforwards of approximately $1.1 billion and $86.9 million, respectively.  In 2021, federal NOLs increased by $132.7 million related to a current year NOL. The Company had $342.0 million of U.S. federal NOL carryforwards as of December 31, 2021, which can be carried forward indefinitely. The remaining federal and state NOL carryforwards will begin to expire in 2022. Based on the federal tax law limits and the Company’s cumulative loss position, the Company concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2021, the valuation allowance increased $17.2 million, primarily due to NOLs generated partially offset by decreases in deferred tax assets associated with capitalized research and development expenses.

As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1999 to current remain open to examination by U.S. federal authorities and 2012 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2021 and 2020, the Company had no accruals for interest or penalties related to income tax matters.

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

10. Debt Obligations

Convertible Notes. In November 2014, Lexicon completed an offering of $87.5 million in aggregate principal amount of 5.25% Convertible Senior Notes due 2021 (the “Convertible Notes”). The conversion feature did not meet the criteria for bifurcation as required by generally accepted accounting principles and the entire principal amount was recorded as long-term debt on the Company’s consolidated balance sheets. The Convertible Notes were governed by an indenture between the Company and Wells Fargo Bank, N.A., as trustee. The Convertible Notes bore interest at a rate of 5.25% per year, which was payable semiannually in arrears on June 1 and December 1 of each year, beginning on June 1, 2015.

In 2020, the Company entered into separate, privately negotiated exchange agreements to exchange $75.8 million aggregate principal amount of the Convertible Notes for consideration valued at 85% of the principal amount of the Convertible Notes. In 2020, the Company issued 10,368,956 shares of the Company’s common stock and paid $50.0 million in cash, which included $1.3 million of accrued interest, to exchange such Convertible Notes. The Company recorded the exchanges under the accounting requirements for debt extinguishment of convertible instruments. As a result, a debt extinguishment gain of $9.6 million was recorded and is included in the accompanying consolidated statement of comprehensive income (loss) for the year ended December 31, 2020. As of December 31, 2020, the carrying value of the remaining Convertible Notes was $11.6 million. In December 2021, the remaining balance of $11.6 million was repaid in cash.

In connection with the issuance of the Convertible Notes, the Company incurred $3.4 million of debt issuance costs. The debt issuance costs were amortized as interest expense over the expected life of the Convertible Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Convertible Notes. There are no debt issuance costs as of December 31, 2021.
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

In connection with the BioPharma Term Loan, the Company incurred $4.1 million of debt issuance costs. The debt issuance costs were being amortized as interest expense over the expected life of the BioPharma Term Loan using the effective interest method. The Company determined the expected life of the debt was equal to the five-year term of the BioPharma Term Loan. There are no debt issuance costs as of December 31, 2021.

11. Commitments and Contingencies

Operating Lease Obligations:  Lexicon’s operating leases include leases of office space in The Woodlands, Texas and Basking Ridge, New Jersey that will expire in August 2025 and December 2022, respectively. Under its lease agreements, Lexicon is obligated to pay property taxes, insurance, and maintenance costs. As of December 31, 2021, the right-of-use assets for the office space leases had a balance of $2.3 million, which is included in other assets in the consolidated balance sheet. Current and non-current liabilities relating to the leases were $1.1 million and $1.2 million, respectively, which are included in accrued liabilities and other long-term liabilities in the consolidated balance sheet, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at December 31, 2021:

(in thousands)
2022	$1,163
2023	531
2024	544
2025	371
2026	—
Thereafter	—
Total undiscounted operating lease liability	$2,609
Less: amount of lease payments representing interest	(330)
Present value of future lease payments	2,279
Less: short-term operating lease liability	(1,089)
Long-term operating lease liability	$1,190

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 30,000,000 shares at December 31, 2021.  As of December 31, 2021, options to purchase

7,958,179 shares and 1,822,043 restricted stock units were outstanding, 2,285,702 shares had been issued upon the exercise of stock options, 4,314,948 shares had been issued pursuant to restricted stock units and 113,940 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 1,200,000 shares.  As of December 31, 2021, stock options to purchase 408,864 shares were outstanding, none had been issued upon the exercise of stock options, 32,192 restricted stock units were outstanding and 216,040 shares had been issued pursuant to restricted stock and restricted stock unit awards granted under the Directors’ Plan.

Stock Option Activity:

The following is a summary of stock option activity under Lexicon’s equity incentive plans:

	2021		2020		2019
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	8,397	$7.12	7,695	$8.95	6,152	$10.68
Granted	1,808	6.39	3,495	3.24	2,435	5.06
Exercised	(376)	4.37	—	—	—	—
Expired	(191)	12.50	(236)	12.91	(212)	9.95
Forfeited	(1,271)	8.17	(2,557)	6.78	(680)	10.42
Outstanding at end of year	8,367	6.80	8,397	7.12	7,695	8.95
Exercisable at end of year	5,032	$7.99	4,684	$9.48	4,275	$10.56

The weighted average estimated grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 were $4.85, $2.35 and $3.18, respectively.  The total intrinsic value of stock options exercised during the year ended December 31, 2021 was $0.6 million.  The weighted average remaining contractual term of stock options outstanding and exercisable was 6.7 and 5.3 years, respectively, as of December 31, 2021.  At December 31, 2021, the aggregate intrinsic value of the outstanding stock options was $1.8 million. At December 31, 2021, the intrinsic value of exercisable stock options was $0.7 million.

Stock Bonus and Restricted Stock Unit Activity:

During the years ended December 31, 2021, 2020 and 2019, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in three annual installments. The total fair value of shares vested in 2021, 2020 and 2019 was $8.7 million, $3.2 million and $2.9 million, respectively.

During the years ended December 31, 2021, 2020 and 2019, Lexicon granted its non-employee directors 32,192, 85,104 and 27,728 restricted stock units, respectively. The restricted stock granted in 2021, 2020 and 2019 had weighted average grant date fair values of $5.04, $1.86, and $5.67 per share, respectively. Vesting of restricted stock units occurs on the first anniversary of the grant date.

The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2020	2,769	$4.35
Granted	663	8.22
Vested	(1,239)	5.04
Forfeited	(339)	5.03
Outstanding at December 31, 2021	1,854	$5.16

Aggregate Shares Reserved for Issuance

As of December 31, 2021, an aggregate of 10,221,278 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 14,048,092 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

13. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $0.4 million, $0.9 million and $1.2 million in the years ended December 31, 2021, 2020 and 2019, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

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

Under the Ipsen Agreement, Lexicon granted Ipsen an exclusive, royalty-bearing right and license under its patent rights and know-how to commercialize XERMELO in the Licensed Territory. Ipsen was responsible for using diligent efforts to commercialize XERMELO in the Licensed Territory pursuant to a mutually approved commercialization plan. Subject to certain exceptions, Lexicon was responsible for conducting clinical trials required to obtain regulatory approval for XERMELO for carcinoid syndrome in the European Union, including those contemplated by a mutually approved initial development plan, and had the first right to conduct most other clinical trials of XERMELO. Lexicon was responsible for the costs of all clinical trials contemplated by the initial development plan. The costs of additional clinical trials were to be allocated between the parties based on the nature of such clinical trials. Under the Ipsen Agreement, Ipsen paid Lexicon an aggregate of $47.2 million through September 30, 2020.

Revenue recognized under the Agreement was $0.3 million and $4.9 million for the years ended December 31, 2020 and 2019, respectively. Revenue for each of the years ended December 31, 2020 and 2019 included $0.3 million of royalties from Ipsen. Revenue for the year ended December 31, 2019 included $1.3 million from sales of bulk tablets of XERMELO to Ipsen.

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

Under the terms of the Termination Agreement, Lexicon regained all rights to sotagliflozin and assumed full responsibility for the worldwide development and commercialization of sotagliflozin in all indications. Sanofi paid Lexicon $208 million in September 2019, $12.1 million in March 2020 and $2.7 million in September 2020. An arbitration panel issued a judgment in Sanofi’s favor in November 2021 with respect to a dispute regarding amounts withheld by Sanofi from its March and September 2020 payments offsetting certain third party costs and internal costs incurred by Sanofi and asserted by Sanofi to be payable under the terms of the Termination Agreement. Such judgment obligates Lexicon to reimburse Sanofi for its attorneys’ fees and costs relating to the arbitration proceedings, which could require a payment up to $2.1 million. Neither party will owe any additional payments pursuant to the Sanofi Agreement or Termination Agreement. The parties have cooperated in the transition of responsibility for ongoing clinical studies and other activities, and each party is responsible for its own expenses associated with such transition, subject to certain exceptions. Beginning in March 2020, Lexicon closed out early the clinical studies related to the Phase 3 development program for sotagliflozin in type 2 diabetes and heart failure.

Under the Sanofi Agreement, Sanofi paid Lexicon an upfront payment of $300 million in December 2015. The Company recognized $126.8 million of the $300 million upfront payment for the license in 2015. The Company was recognizing the $113.8 million allocated to the development services performance obligation and the $59.4 million allocated to the funding performance obligation over the estimated period of performance as the development and funding occurred. The Termination Agreement was accounted for as a modification under ASC 606. Upon execution of the Termination Agreement in September 2019, the Company recognized the remaining $23.5 million allocated to its performance obligations as revenue and reduced its remaining deferred revenue balance accordingly. In addition, the Company recognized revenue of $260 million, representing the full expected cash consideration from the Termination Agreement. Subsequent to the Termination Agreement, the Company has no remaining performance obligations to Sanofi. Revenue recognized under the collaboration agreements with Sanofi was $286 million for the year ended December 31, 2019.

15. Earnings (Loss) Per Share

The following is a summary of Lexicon’s earnings (loss) per share calculations and reconciliations of the numerators and the denominators of the basic and diluted per share calculations.

	Year Ended December 31,
(In thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income (loss)	$(87,758)	$(58,574)	$130,133
Add interest expense on Convertible Notes	—	—	5,067
Adjusted net income (loss)	$(87,758)	$(58,574)	$135,200

Denominator:
Shares used in computing net income (loss) per common share, basic	145,652	110,841	106,218
Add effect of potential dilutive securities
Share based awards	—	—	164
Convertible Notes	—	—	10,365
Shares used in computing net income (loss) per common share, diluted	145,652	110,841	116,747

Net income (loss) per share - basic	$(0.60)	$(0.53)	$1.23
Net income (loss) per share - diluted	$(0.60)	$(0.53)	$1.16

For periods presented with a net loss, the weighted average number of shares outstanding are the same for both basic and diluted net loss per common share. The average number of shares associated with stock options and restricted stock units that were excluded from diluted earnings per share that would potentially dilute earnings per share in the future was 10,221,278, 11,113,054 and 8,206,390, respectively, for the years ended December 31, 2021, 2020 and 2019. Prior to the extinguishment of the Convertible Notes, for periods presented with a net loss, the shares associated with the Convertible Notes are not included in the computation of diluted earnings per share because they are antidilutive.

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

In October 2020, Lexicon entered into an Open Market Sale AgreementSM (the “sales agreement”) with Jefferies LLC (“Jefferies”) relating to the shares of its common stock. Lexicon may offer and sell common stock having an aggregate sales price of up to $50,000,000 from time to time through Jefferies acting as its sales agent. In November 2020, Lexicon sold 3,709,233 shares of its common stock at a price of $1.992 per share pursuant to the sales agreement, resulting in net proceeds of $7.0 million. In January 2021, Lexicon sold 2,000,000 shares of its common stock at a price of $8.463 per share pursuant to the sales agreement, resulting in net proceeds of $16.4 million. In August and September 2021, Lexicon sold an aggregate of 4,176,953 shares of its common stock at a price of $4.732 per share pursuant to the sales agreement, resulting in net proceeds of $19.1 million. The net proceeds from each of these sales are reflected as issuances of common stock in the accompanying financial statements.