Form 10-Q
period 2022-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2022-08-03
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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

As of August 3, 2022, 183,625,743 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30,	As of December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,450	$64,065
Short-term investments	40,518	22,678
Accounts receivable	34	14
Prepaid expenses and other current assets	2,896	2,164
Total current assets	64,898	88,921
Property and equipment, net of accumulated depreciation and amortization of $5,070 and $4,853, respectively	1,035	1,176
Goodwill	44,543	44,543
Other assets	1,849	2,269
Total assets	$112,325	$136,909
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,347	$9,152
Accrued liabilities	9,515	12,972
Total current liabilities	16,862	22,124
Long-term debt, net of issuance costs	23,631	—
Other long-term liabilities	1,002	1,190
Total liabilities	41,495	23,314
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 150,114 and 150,082 shares issued, respectively	150	150
Additional paid-in capital	1,608,730	1,608,749
Accumulated deficit	(1,535,839)	(1,487,776)
Accumulated other comprehensive loss	(150)	(10)
Treasury stock, at cost, 488 and 1,165 shares, respectively	(2,061)	(7,518)
Total stockholders’ equity	70,830	113,595
Total liabilities and stockholders’ equity	$112,325	$136,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Royalties and other revenue	35	234	72	261
Operating expenses:
Research and development, including stock-based compensation of $1,098, $1,184, $2,130 and $2,470 respectively	13,356	10,257	28,282	22,866
Selling, general and administrative, including stock-based compensation of $1,734, $1,602, $3,474 and $3,167 respectively	10,686	7,936	19,177	16,193
Total operating expenses	24,042	18,193	47,459	39,059
Loss from operations	(24,007)	(17,959)	(47,387)	(38,798)
Interest expense	(703)	(169)	(813)	(336)
Interest and other income, net	123	61	137	109
Net loss	$(24,587)	$(18,067)	$(48,063)	$(39,025)
Net loss per common share, basic and diluted	$(0.16)	$(0.13)	$(0.32)	$(0.27)

Shares used in computing net loss per common share, basic and diluted	149,616	144,451	149,384	143,917

Other comprehensive loss:
Unrealized (loss) gain on investments	(113)	(10)	(140)	1
Comprehensive loss	$(24,700)	$(18,077)	$(48,203)	$(39,024)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock
	Shares	Par Value					Total
Balance at December 31, 2020	142,289	$142	$1,561,096	$(1,400,018)	$(6)	$(4,843)	$156,371
Stock-based compensation	—	—	2,851	—	—	—	2,851
Issuance of common stock under Equity Incentive Plans	1,263	1	547	—	—	—	548
Issuance of common stock under an Open Market Sale Agreement, net of issuance fees	2,000	2	16,397	—	—	—	16,399
Repurchase of common stock	—	—	—	—	—	(2,675)	(2,675)
Net loss	—	—	—	(20,958)	—	—	(20,958)
Unrealized gain on investments	—	—	—	—	11	—	11
Balance at March 31, 2021	145,552	145	1,580,891	(1,420,976)	5	(7,518)	152,547
Stock-based compensation	—	—	2,786	—	—	—	2,786
Issuance of common stock under Equity Incentive Plans	88	1	7	—	—	—	8
Issuance fees related to Open Market Sale Agreement	—	—	(31)	—	—	—	(31)
Net loss	—	—	—	(18,067)	—	—	(18,067)
Unrealized loss on investments	—	—	—	—	(10)	—	(10)
Balance at June 30, 2021	145,640	146	1,583,653	(1,439,043)	(5)	(7,518)	137,233

Balance at December 31, 2021	150,082	150	1,608,749	(1,487,776)	(10)	(7,518)	113,595
Stock-based compensation	—	—	2,772	—	—	—	2,772
Issuance of equity classified warrants	—	—	698	—	—	—	698
Issuance of treasury stock	—	—	(6,321)	—	—	6,321	—
Repurchase of common stock	—	—	—	—	—	(864)	(864)
Net loss	—	—	—	(23,476)	—	—	(23,476)
Unrealized loss on investments	—	—	—	—	(27)	—	(27)
Balance at March 31, 2022	150,082	150	1,605,898	(1,511,252)	(37)	(2,061)	92,698
Issuance of common stock under Equity Incentive Plans	32	—	—	—	—	—	—
Stock-based compensation	—	—	2,832	—	—	—	2,832
Net loss	—	—	—	(24,587)	—	—	(24,587)
Unrealized loss on investments	—	—	—	—	(113)	—	(113)
Balance at June 30, 2022	150,114	$150	$1,608,730	$(1,535,839)	$(150)	$(2,061)	$70,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(48,063)	$(39,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	79
Stock-based compensation	5,604	5,637
Amortization of debt issuance costs	179	29
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(20)	236
(Increase) decrease in prepaid expenses and other current assets	(732)	451
Decrease in other assets	420	261
Decrease in accounts payable and other liabilities	(5,447)	(14,707)
Net cash used in operating activities	(47,843)	(47,039)
Cash flows from investing activities:
Purchases of property and equipment	(76)	(985)
Purchases of investments	(40,171)	(24,373)
Maturities of investments	22,191	21,772
Net cash used in investing activities	(18,056)	(3,586)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	—	16,924
Repurchase of common stock	(864)	(2,675)
Proceeds from debt borrowings, net of fees	24,148	—
Net cash provided by financing activities	23,284	14,249
Net decrease in cash and cash equivalents	(42,615)	(36,376)
Cash and cash equivalents at beginning of period	64,065	126,263
Cash and cash equivalents at end of period	$21,450	$89,887

Supplemental disclosure of cash flow information:
Cash paid for interest	$634	$307

Supplemental disclosure of non-cash activities:
Right-of-use asset	$—	$1,704
Issuance of equity classified warrants	$698	$—
Issuance of treasury stock	$6,321	$—
Recognition of exit fee liability related to debt borrowings	$1,500	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2022 and December 31, 2021, short-term investments consisted of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations as they all contain maturities of less than one year.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accrued liabilities: Accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2022	2021
	(in thousands)
Accrued research and development services	$3,920	$3,669
Accrued compensation and benefits	4,329	5,711
Short term lease liability	789	1,089
Other	477	2,503
Total accrued liabilities	$9,515	$12,972

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

Revenue Recognition:

The Company performs the following five steps in determining the amount of revenue to recognize as its performance obligations under each of its contracts with customers: (i) identify the contract(s) with a customer; (ii) identify the performance obligation in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation in the contract, and (v) recognize revenue when (or as) we satisfy the performance obligation. At contract inception, the Company evaluates whether development milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the associated development milestone value is included in the transaction price. Development milestones that are not within the control of the Company or the licensee, including those requiring regulatory approval, are not considered probable of being achieved until those milestones are achieved. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue when (or as) the performance obligation is satisfied. At the end of each reporting period, the Company re-evaluates the probability of achievement of the development milestones and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment.

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

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for stock options granted in the six months ended June 30, 2022 and 2021:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2022:
Employees	106%	2.1%	4	—%
Officers and non-employee directors	91%	1.9%	7	—%
June 30, 2021:
Employees	101%	0.6%	4	—%
Officers and non-employee directors	90%	1.1%	7	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2022:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2021	8,367	$6.80
Granted	4,257	3.06
Expired	(163)	12.50
Forfeited	(353)	9.20
Outstanding at June 30, 2022	12,108	5.34
Exercisable at June 30, 2022	5,423	$7.35

During the six months ended June 30, 2022, Lexicon granted its employees and non-employee directors annual restricted stock units. Outstanding employee restricted stock units vest in three annual installments. Outstanding non-employee director restricted stock units vest fully on the first anniversary of the grant. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2021	1,854	$5.16
Granted	2,185	2.25
Vested	(1,012)	4.86
Forfeited	(108)	3.40
Outstanding at June 30, 2022	2,919	$3.17

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

2.           Recent Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740) Simplifying Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The guidance amended certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates, and simplifies aspects of the accounting for franchise taxes. The guidance is effective for annual periods beginning after December 15, 2020, including interim periods therein. The adoption of ASU 2019-12 in the first quarter of 2021 did not have a material impact on the condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which removes the separation models for convertible debt with cash conversion or beneficial conversion features. ASU 2020-06 also requires the application of the if-converted method for calculating earnings per diluted share, as the treasury stock method will no longer be permitted for convertible instruments. The adoption of ASU 2020-06 during the first quarter of 2022 did not have a material impact on the condensed consolidated financial statements.

3.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2022 and December 31, 2021 are as follows:

	As of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$21,450	$—	$—	$21,450
Securities maturing within one year:
U.S. treasury securities	30,419	—	(89)	30,330
Corporate debt securities	10,249	—	(61)	10,188
Total short-term investments	$40,668	$—	$(150)	$40,518
Total cash and cash equivalents and investments	$62,118	$—	$(150)	$61,968

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$64,066	$—	$(1)	$64,065
Securities maturing within one year:
U.S. treasury securities	7,562	—	(1)	7,561
Corporate debt securities	15,125	—	(8)	15,117
Total short-term investments	$22,687	$—	$(9)	$22,678
Total cash and cash equivalents and investments	$86,753	$—	$(10)	$86,743

There were no realized losses during either of the six months ended June 30, 2022 and 2021, respectively. The cost of securities sold is based on the specific identification method.

4.            Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•Level 1 - quoted prices in active markets for identical investments, which include U.S. treasury securities
•Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.), which includes corporate debt securities
•Level 3 - significant unobservable inputs
The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of June 30, 2022 and December 31, 2021.

	Assets and Liabilities at Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$21,450	$—	$—	$21,450
Short-term investments	30,330	10,188	—	40,518
Total cash and cash equivalents and investments	$51,780	$10,188	$—	$61,968

	Assets and Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$64,065	$—	$—	$64,065
Short-term investments	7,561	15,117	—	22,678
Total cash and cash equivalents and investments	$71,626	$15,117	$—	$86,743

The Company did not have any Level 3 assets or liabilities as of June 30, 2022 or December 31, 2021. Transfers between levels are recognized at the actual date of the circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.
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
The first $25 million tranche was funded at closing. The second $25 million tranche is available for draw at Lexicon’s option prior to August 25, 2022. The third $50 million tranche is available for draw at Lexicon’s option prior to June 30, 2023, but within 60 days of U.S. regulatory approval of sotagliflozin for heart failure. The fourth $50 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only payment period.

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

The Oxford Term Loans bear interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%, subject to additional interest if an event of default occurs and is continuing. As of June 30, 2022, the interest rate was 9.02%. If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the loan and security agreement to be immediately due and payable. Lexicon may prepay the Oxford Term Loans in whole at its option at any time. Any prepayment of the Oxford Term Loans is subject to prepayment fees for up to three years after the funding of each tranche of the loans. A final payment exit fee equal to 6% of the amount funded under the Oxford Term Loans is due upon prepayment or maturity, which final payment will be adjusted to 7% of the amount funded upon extension of the interest-only payment period. The final payment exit fee of $1.5 million was recorded as a debt discount on the closing date of the first tranche.

During March 2022, in connection with the first tranche of the loan and security agreement, the Company received cash proceeds of $24.2 million, net of debt issuance costs of $0.4 million and a facility fee of $0.5 million. The debt issuance costs and facility fee have been recorded as a debt discount on the Company’s condensed consolidated balance sheet, which together with the final payment exit fee of $1.5 million and warrant fair value of $0.7 million are being amortized to interest expense throughout the life of the term loan using the effective interest rate method. As of June 30, 2022, the balance of the debt discount was $2.9 million. During the six months ended June 30, 2022, the Company recognized interest expense of $0.8 million. As of June 30, 2022, the carrying value of the Oxford Term Loans was $23.6 million. The fair value of the Oxford Term Loans approximates its carrying value and was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. In addition to the financial covenant, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Company was in compliance with its debt covenants as of June 30, 2022.

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

6.            Commitments and Contingencies

Operating Lease Obligations:  Lexicon’s operating leases include office space in The Woodlands, Texas and Basking Ridge, New Jersey and will expire in August 2025 and December 2022, respectively. Under its lease agreements, Lexicon is obligated to pay property taxes, insurance, and maintenance costs. In July 2022, the Company entered into a lease agreement for a 22,000 square-foot office space in Bridgewater, New Jersey to which it plans to relocate the New Jersey offices. The term of the lease is expected to commence in December 2022, will extend for ten years and 11 months from such commencement date and provides for escalating yearly base rent payments starting at $820,000 and increasing to $986,000 in the final year of the lease.

As of June 30, 2022, the right-of-use assets for the office space leases had a balance of $1.8 million, which is included in other assets in the condensed consolidated balance sheet. Current and non-current liabilities relating to the leases were $0.8 million and $1.0 million, respectively, which are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at June 30, 2022:

(in thousands)
2022	$583
2023	531
2024	544
2025	370
2026	—
Thereafter	—
Total undiscounted operating lease liability	2,028
Less: amount of lease payments representing interest	(237)
Present value of future lease payments	1,791
Less: short-term operating lease liability	(789)
Long-term operating lease liability	$1,002

Legal Proceedings.

Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

7.           Collaboration and License Agreements

Lexicon has derived substantially all of its revenues from drug discovery and development alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, product sales, government grants and contracts, technology licenses, subscriptions to its databases and compound library sales, as well as from commercial sales of its XERMELO product following its commercial launch in February 2017 until its sale of XERMELO and related assets to TerSera Therapeutics, LLC in September 2020.

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

9.     Subsequent Events

Common Stock: In August 2022, Lexicon sold an aggregate of 34,000,000 shares of its common stock at a price of $2.50 per share in a public offering and concurrent private placement to two affiliates of Invus, L.P., resulting in net proceeds of approximately $82.2 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives. We are devoting most of our resources to the research, development and preparation for commercialization of our most advanced drug candidates:

•We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for heart failure and type 1 diabetes. We have reported positive results from two Phase 3 clinical trials evaluating the effect of sotagliflozin on long-term outcomes related to cardiovascular death and heart failure in approximately 10,500 and 1,200 patients, respectively. The U.S. Food and Drug Administration, or FDA, has accepted for filing our submission of an application for regulatory approval to market sotagliflozin for the reduction of the risk of cardiovascular death, hospitalization for heart failure and urgent heart failure visits in adults with heart failure, including those with worsening heart failure, and reduction in the risk of cardiovascular death, hospitalization for heart failure, urgent heart failure visits, nonfatal myocardial infarction and nonfatal stroke in adults with type 2 diabetes, chronic kidney disease and other cardiovascular risk factors, including a history of heart failure. We are now preparing for the commercial launch of sotagliflozin in the United States, if approved.
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

•We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have reported positive top-line results from a Phase 2 clinical trial of LX9211 in painful diabetic neuropathic pain and are conducting a second Phase 2 clinical trial of LX9211 in post-herpetic neuralgia, from which we expect top-line results in the fourth quarter of 2022. LX9211 has received Fast Track designation from the FDA for development in diabetic peripheral neuropathic pain.
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

Since our inception, we have incurred significant losses and, as of June 30, 2022, we had an accumulated deficit of $1.5 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The guidance amended certain disclosure requirements that had become redundant, outdated or superseded. Additionally, this guidance amends accounting for the interim period effects of changes in tax laws or rates, and simplifies aspects of the accounting for franchise taxes. The guidance is effective for annual periods beginning after December 15, 2020, including interim periods therein. The adoption of ASU 2019-12 in the first quarter of 2021 did not have a material impact on the condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which removes the separation models for convertible debt with cash conversion or beneficial conversion features. ASU 2020-06 also requires the application of the if-converted method for calculating earnings per diluted share, as the treasury stock method will no longer be permitted for convertible instruments. The adoption of ASU 2020-06 during the first quarter of 2022 did not have a material impact on the condensed consolidated financial statements.

Results of Operations

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total research and development expense	$13.4	$10.3	$28.3	$22.9
Dollar increase	$3.1		$5.4
Percentage increase	30%		24%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•Third-party and other services – Third-party and other services for the three months ended June 30, 2022 increased 37% to $7.6 million, and for the six months ended June 30, 2022 increased 34% to $17.0 million, as compared to the corresponding periods in 2021 primarily due to increases in both clinical trial and related development and professional and consulting fees relating to preparations for the submission of our application for regulatory approval to market sotagliflozin in the United States for heart failure. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs for the three months ended June 30, 2022 increased 61% to $3.5 million, and for the six months ended June 30, 2022 increased 32% to $6.7 million, as compared to the corresponding periods in 2021, primarily due to higher employee salaries and benefit costs as a result of increasing headcount during 2022 in preparation for commercialization of sotagliflozin. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2022 decreased 7% to $1.1 million, and for the six months ended June 30, 2022 decreased 14% to $2.1 million, as compared to the corresponding periods in 2021, primarily due to cancellation of unvested share-based awards during 2021.

•Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2022 and 2021 were $0.3 million and $0.4 million, respectively. Facilities and equipment costs for the six months ended June 30, 2022 and 2021 were $0.6 million and $0.7 million, respectively.

•Other – Other costs for the three months ended June 30, 2022 and 2021 were $0.9 million and $1.0 million, respectively. Other costs for the six months ended June 30, 2022 and 2021 were $1.8 million and $1.9 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total selling, general and administrative expense	$10.7	$7.9	$19.2	$16.2
Dollar increase	$2.8		$3.0
Percentage increase	35%		19%
Selling, general and administrative expenses consist primarily of personnel costs to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•Personnel – Personnel costs for the three months ended June 30, 2022 increased 79% to $4.2 million, and for the six months ended June 30, 2022 increased 36% to $7.6 million, as compared to the corresponding periods in 2021, primarily due to higher employee salaries and benefit costs as a result of increasing headcount during 2022 in preparation for commercialization of sotagliflozin. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended June 30, 2022 increased 24% to $3.5 million, and for the six months ended June 30, 2022 increased 11% to $5.7 million, as compared to the corresponding periods in 2021, primarily due to higher marketing and professional fees, partially offset by lower legal fees.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2022 increased 8% to $1.7 million, and for the six months ended June 30, 2022 increased 10% to $3.5 million as compared to the corresponding periods in 2021.

•Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2022 and 2021 were $0.3 million and $0.4 million, respectively. Facilities and equipment costs for the six months ended June 30, 2022 and 2021 were $0.6 million and $0.7 million, respectively.

•Other – Other costs for the three months ended June 30, 2022 and 2021 were $1.0 million and $0.8 million, respectively. Other costs for the six months ended June 30, 2022 and 2021 were $1.8 million and $1.6 million, respectively.

Net Loss and Net Loss per Common Share
Net loss and Net loss per Common Share. Net loss was $24.6 million, or $0.16 per share, in the three months ended June 30, 2022 as compared to a net loss of $18.1 million, or $0.13 per share, in the corresponding period in 2021. Net loss was $48.1 million, or $0.32 per share, in the six months ended June 30, 2022 as compared to a net loss of $39.0 million, or $0.27 per share, in the corresponding period in 2021.
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

As of June 30, 2022, we had $62.0 million in cash, cash equivalents and short-term investments. As of December 31, 2021, we had $86.7 million in cash, cash equivalents and short-term investments. We used cash of $47.8 million from operations in the six months ended June 30, 2022. This consisted primarily of the net loss for the period of $48.1 million and a net decrease in operating liabilities net of assets of $5.8 million, partially offset by non-cash charges of $5.6 million related to stock-based compensation expense. Investing activities used cash of $18.1 million in the six months ended June 30, 2022, primarily due to net purchases of investments. Financing activities provided cash of $23.3 million primarily from $24.2 million of net proceeds from the Oxford debt financing during March 2022, which was partially offset by $0.9 million used to repurchase common stock by retaining shares in substitution of the tax withholding obligations of recipients of restricted stock units granted under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.
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
In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease. In July 2022, Lexicon Pharmaceuticals (New Jersey), Inc. entered into an agreement to lease a 22,000 square-foot office space in Bridgewater, New Jersey to which we plan to relocate our New Jersey offices. The term of the lease is expected to commence in December 2022, will extend for ten years and 11 months from such commencement date and provides for escalating yearly base rent payments starting at $820,000 and increasing to $986,000 in the final year of the lease.
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
We had approximately $62.0 million in cash and cash equivalents and short-term investments as of June 30, 2022. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are subject to interest rate sensitivity on our outstanding Oxford Term Loans as they contain a floating rate tied to the 30-

day LIBOR rate. The Oxford Term Loans interest is payable in cash monthly and matures in March 2027, unless earlier repaid in accordance with their terms.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•    We depend on our ability to obtain positive results from our ongoing Phase 2 clinical trial of LX9211 in post-herpetic neuralgia. If we fail to successfully complete and obtain positive results from such clinical trial, our business will suffer and our stock price will likely decline.

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

Risks Related to Our Relationships with Third Parties

•    We depend on our ability to establish collaborations with pharmaceutical and biotechnology companies for the development and commercialization of our drug candidates, particularly for the development and commercialization of LX9211 for neuropathic pain. If we are unable to establish such collaborations, or if pharmaceutical products are not successfully and timely developed and commercialized under such collaborations, our opportunities to generate revenues from our drug candidates will be greatly reduced.

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

Item 6.  Exhibits

Exhibit No.		Description
3.1	—	Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 20, 2022 and incorporated by reference herein).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	August 3, 2022	By:	/s/ Lonnel Coats
Lonnel Coats
Chief Executive Officer

Date:	August 3, 2022	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
President and Chief Financial Officer