Form 10-Q
period 2022-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2022-11-09
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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

As of November 7, 2022, 188,725,743 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30,	As of December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,834	$64,065
Short-term investments	117,369	22,678
Accounts receivable	39	14
Prepaid expenses and other current assets	2,821	2,164
Total current assets	139,063	88,921
Property and equipment, net of accumulated depreciation and amortization of $5,177 and $4,853, respectively	932	1,176
Goodwill	44,543	44,543
Other assets	7,147	2,269
Total assets	$191,685	$136,909
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,427	$9,152
Accrued liabilities	9,018	12,972
Total current liabilities	18,445	22,124
Long-term debt, net of issuance costs	23,784	—
Other long-term liabilities	5,438	1,190
Total liabilities	47,667	23,314
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 189,214 and 150,082 shares issued, respectively	189	150
Additional paid-in capital	1,705,607	1,608,749
Accumulated deficit	(1,559,226)	(1,487,776)
Accumulated other comprehensive loss	(491)	(10)
Treasury stock, at cost, 488 and 1,165 shares, respectively	(2,061)	(7,518)
Total stockholders’ equity	144,018	113,595
Total liabilities and stockholders’ equity	$191,685	$136,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Royalties and other revenue	$39	$23	$111	$284
Operating expenses:
Research and development, including stock-based compensation of $939, $1,138, $3,069 and $3,608 respectively	10,557	15,682	38,839	38,548
Selling, general and administrative, including stock-based compensation of $1,709, $1,574, $5,183 and $4,741 respectively	12,577	7,303	31,754	23,496
Total operating expenses	23,134	22,985	70,593	62,044
Loss from operations	(23,095)	(22,962)	(70,482)	(61,760)
Interest expense	(864)	(171)	(1,677)	(507)
Interest and other income, net	572	11	709	120
Net loss	$(23,387)	$(23,122)	$(71,450)	$(62,147)
Net loss per common share, basic and diluted	$(0.13)	$(0.16)	$(0.45)	$(0.43)

Shares used in computing net loss per common share, basic and diluted	174,904	145,820	157,984	144,558

Other comprehensive loss:
Unrealized (loss) gain on investments	(341)	—	(481)	1
Comprehensive loss	$(23,728)	$(23,122)	$(71,931)	$(62,146)

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

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2021	150,082	$150	$1,608,749	$(1,487,776)	$(10)	$(7,518)	$113,595
Stock-based compensation	—	—	2,772	—	—	—	2,772
Issuance of equity classified warrants	—	—	698	—	—	—	698
Issuance of treasury stock	—	—	(6,321)	—	—	6,321	—
Repurchase of common stock	—	—	—	—	—	(864)	(864)
Net loss	—	—	—	(23,476)	—	—	(23,476)
Unrealized loss on investments	—	—	—	—	(27)	—	(27)
Balance at March 31, 2022	150,082	150	1,605,898	(1,511,252)	(37)	(2,061)	92,698
Issuance of common stock under Equity Incentive Plans	32	—	—	—	—	—	—
Stock-based compensation	—	—	2,832	—	—	—	2,832
Net loss	—	—	—	(24,587)	—	—	(24,587)
Unrealized loss on investments	—	—	—	—	(113)	—	(113)
Balance at June 30, 2022	150,114	$150	$1,608,730	$(1,535,839)	$(150)	$(2,061)	$70,830
Stock-based compensation	—	—	2,648	—	—	—	2,648
Issuance of common stock, net of issuance fees	39,100	39	94,229	—	—	—	94,268
Net loss	—	—	—	(23,387)	—	—	(23,387)
Unrealized loss on investments	—	—	—	—	(341)	—	(341)
Balance at September 30, 2022	189,214	$189	$1,705,607	$(1,559,226)	$(491)	$(2,061)	$144,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(71,450)	$(62,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	324	180
Stock-based compensation	8,252	8,349
Amortization of debt issuance costs	396	46
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(26)	372
(Increase) decrease in prepaid expenses and other current assets	(470)	1,985
Decrease in other assets	329	459
Decrease in accounts payable and other liabilities	(4,637)	(13,433)
Net cash used in operating activities	(67,282)	(64,189)
Cash flows from investing activities:
Purchases of property and equipment	(80)	(1,198)
Purchases of investments	(133,363)	(28,880)
Maturities of investments	38,191	26,092
Net cash used in investing activities	(95,252)	(3,986)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	94,268	36,705
Repurchase of common stock	(864)	(2,675)
Proceeds from debt borrowings, net of fees	23,899	—
Net cash provided by financing activities	117,303	34,030
Net decrease in cash and cash equivalents	(45,231)	(34,145)
Cash and cash equivalents at beginning of period	64,065	126,263
Cash and cash equivalents at end of period	$18,834	$92,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,281	$307

Supplemental disclosure of non-cash activities:
Right-of-use asset	$5,206	$1,704
Issuance of equity classified warrants	$698	$—
Issuance of treasury stock	$6,321	$—
Recognition of exit fee liability related to debt borrowings	$1,500	$—

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of September 30, 2022 and December 31, 2021, short-term investments consisted of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations as they all contain maturities of less than one year.  Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accrued liabilities: Accrued liabilities consisted of the following:

	As of September 30,	As of December 31,
	2022	2021
	(in thousands)
Accrued research and development services	$1,184	$3,669
Accrued compensation and benefits	5,709	5,711
Short term lease liability	1,406	1,089
Other	719	2,503
Total accrued liabilities	$9,018	$12,972

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

Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future lease payments to be made over the expected lease term. As the implicit rate is not determinable in its leases, Lexicon used a borrowing rate ranging between 9% and 9.7% at the commencement date in determining the present value of future payments.

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

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for stock options granted in the nine months ended September 30, 2022 and 2021:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2022:
Employees	107%	2.4%	4	—%
Officers and non-employee directors	91%	1.9%	7	—%
September 30, 2021:
Employees	102%	0.6%	4	—%
Officers and non-employee directors	90%	1.1%	7	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2022:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2021	8,367	$6.80
Granted	4,587	3.05
Expired	(163)	12.50
Forfeited	(609)	7.41
Outstanding at September 30, 2022	12,182	5.28
Exercisable at September 30, 2022	5,728	$7.18

During the nine months ended September 30, 2022, Lexicon granted its employees and non-employee directors annual restricted stock units. Outstanding employee restricted stock units vest in three annual installments. Outstanding non-employee director restricted stock units vest fully on the first anniversary of the grant. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2021	1,854	$5.16
Granted	2,185	2.25
Vested	(1,012)	4.86
Forfeited	(254)	3.47
Outstanding at September 30, 2022	2,773	$3.15

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with convertible debt, stock options and restricted stock units are not included because they are antidilutive.

2.           Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which removes the separation models for convertible debt with cash conversion or beneficial conversion features. ASU 2020-06 also requires the application of the if-converted method for calculating earnings per diluted share, as the treasury stock method will no longer be permitted for convertible instruments. The adoption of ASU 2020-06 during the first quarter of 2022 did not have a material impact on the condensed consolidated financial statements.

3.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2022 and December 31, 2021 are as follows:

	As of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$18,834	$—	$—	$18,834
Securities maturing within one year:
U.S. treasury securities	97,984	—	(385)	97,599
Corporate debt securities	19,876	1	(107)	19,770
Total short-term investments	$117,860	$1	$(492)	$117,369
Total cash and cash equivalents and investments	$136,694	$1	$(492)	$136,203

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$64,066	$—	$(1)	$64,065
Securities maturing within one year:
U.S. treasury securities	7,562	—	(1)	7,561
Corporate debt securities	15,125	—	(8)	15,117
Total short-term investments	$22,687	$—	$(9)	$22,678
Total cash and cash equivalents and investments	$86,753	$—	$(10)	$86,743

There were no realized losses during either of the nine months ended September 30, 2022 and 2021, respectively. The cost of securities sold is based on the specific identification method.

4.            Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•Level 1 - quoted prices in active markets for identical investments, which include U.S. treasury securities
•Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.), which includes corporate debt securities
•Level 3 - significant unobservable inputs
The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of September 30, 2022 and December 31, 2021.

	Assets and Liabilities at Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$18,834	$—	$—	$18,834
Short-term investments	97,599	19,770	—	117,369
Total cash and cash equivalents and investments	$116,433	$19,770	$—	$136,203

	Assets and Liabilities at Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$64,065	$—	$—	$64,065
Short-term investments	7,561	15,117	—	22,678
Total cash and cash equivalents and investments	$71,626	$15,117	$—	$86,743

The Company did not have any Level 3 assets or liabilities as of September 30, 2022 or December 31, 2021. Transfers between levels are recognized at the actual date of the circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.
Refer to Note 5, Debt Obligations, for fair value measurements of debt obligations.

5.          Debt Obligations
On March 17, 2022, Lexicon and one of its subsidiaries entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) that provides up to $150 million in borrowing capacity (the “Oxford Term Loans”) available in four tranches, each maturing in March 2027. Monthly interest-only payments are due during an initial 36-month period, which may be extended at Lexicon’s option to 48 months if Lexicon maintains compliance with a financial covenant relating to net sales of sotagliflozin following regulatory approval. The interest-only period will be followed by an amortization period extending through the maturity date. Principal payments of $8.7 million, $13.0 million, and $4.8 million will be due during the fiscal years ended December 31, 2025, December 31, 2026 and December 31, 2027, respectively, with respect to the first tranche.
The first $25 million tranche was funded at closing. The second $25 million tranche is available for draw at Lexicon’s option from December 1 through December 31, 2022. The third $50 million tranche is available for draw at Lexicon’s option prior to June 30, 2023, but within 60 days of U.S. regulatory approval of sotagliflozin for heart failure. The fourth $50 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only payment period.

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

The Oxford Term Loans bear interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%, subject to additional interest if an event of default occurs and is continuing. As of September 30, 2022, the interest rate was 10.45%. If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the loan and security agreement to be immediately due and payable. Lexicon may prepay the Oxford Term Loans in whole at its option at any time. Any prepayment of the Oxford Term Loans is subject to prepayment fees for up to three years after the funding of each tranche of the loans. A final payment exit fee equal to 6% of the amount funded under the Oxford Term Loans is due upon prepayment or maturity, which final payment will be adjusted to 7% of the amount funded upon extension of the interest-only payment period. The final payment exit fee of $1.5 million was recorded as a debt discount on the closing date of the first tranche.

During March 2022, in connection with the first tranche of the loan and security agreement, the Company received cash proceeds of $24.2 million, net of debt issuance costs of $0.4 million and a facility fee of $0.5 million. The debt issuance costs and facility fee have been recorded as a debt discount on the condensed consolidated balance sheet, which together with the final payment exit fee of $1.5 million and warrant fair value of $0.7 million are being amortized to interest expense throughout the life of the term loan using the effective interest rate method. On August 29, 2022, the Company entered into a first amendment to its loan and security agreement with Oxford providing that the second $25 million tranche under the facility will be available for draw at Lexicon’s option from December 1 through December 31, 2022 in exchange for $0.3 million of cash consideration. As of September 30, 2022, the balance of the debt discount was $2.7 million. During the nine months ended September 30, 2022, the Company recognized interest expense of $1.6 million. As of September 30, 2022, the carrying value of the Oxford Term Loans was $23.8 million. The fair value of the Oxford Term Loans approximates its carrying value and was determined using Level 2 inputs using discounted cash flow analysis, based on the Company’s estimated current incremental borrowing rate.

Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. In addition to the financial covenant, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Company was in compliance with its debt covenants as of September 30, 2022.

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

6.            Commitments and Contingencies

Operating Lease Obligations:  Lexicon’s operating leases include office space in The Woodlands, Texas and Basking Ridge, New Jersey and will expire in August 2025 and December 2022, respectively. Under its lease agreements, Lexicon is obligated to pay property taxes, insurance, and maintenance costs. In July 2022, the Company entered into a lease agreement for a 22,000 square-foot office space in Bridgewater, New Jersey to which it plans to relocate the New Jersey offices. The lease agreement will extend for ten years and 11 months from the date Lexicon occupies the building and provides for escalating yearly base rent payments starting at $820,000 and increasing to $986,000 in the final year of the lease.

As of September 30, 2022, the right-of-use assets for the office space leases had a balance of $7.1 million, which is included in other assets in the condensed consolidated balance sheet. Current and non-current liabilities relating to the leases were $1.4 million and $5.4 million, respectively, which are included in accrued liabilities and other long-term liabilities in the condensed consolidated balance sheet, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at September 30, 2022:

(in thousands)
2022	$292
2023	805
2024	1,378
2025	1,219
2026	865
Thereafter	6,525
Total undiscounted operating lease liability	11,084
Less: amount of lease payments representing interest	(4,240)
Present value of future lease payments	6,844
Less: short-term operating lease liability	(1,406)
Long-term operating lease liability	$5,438

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

In August 2022, Lexicon sold an aggregate of 39,100,000 shares of its common stock at a price of $2.50 per share in a public offering and concurrent private placement to two affiliates of Invus, L.P., resulting in net proceeds of approximately $94.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Since our inception, we have incurred significant losses and, as of September 30, 2022, we had an accumulated deficit of $1.6 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total research and development expense	$10.6	$15.7	$38.8	$38.5
Dollar (decrease) increase	$(5.1)		$0.3
Percentage (decrease) increase	(33)%		1%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•Third-party and other services – Third-party and other services for the three months ended September 30, 2022 decreased 54% to $4.9 million, and for the nine months ended September 30, 2022 decreased 6% to $21.9 million, as compared to the corresponding periods in 2021 primarily due to decreases in external research development costs and professional and consulting fees relating to preparations for the submission of our application for regulatory approval to market sotagliflozin in the United States for heart failure. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs for the three months ended September 30, 2022 increased 39% to $3.5 million, and for the nine months ended September 30, 2022 increased 34% to $10.2 million, as compared to the corresponding periods in 2021, primarily due to higher employee salaries and benefit costs as a result of increasing headcount during 2022 in preparation for commercialization of sotagliflozin. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended September 30, 2022 decreased 18% to $0.9 million, and for the nine months ended September 30, 2022 decreased 15% to $3.1 million, as compared to the corresponding periods in 2021, primarily due to cancellation of unvested share-based awards during 2021.

•Facilities and equipment – Facilities and equipment costs for each of the three months ended September 30, 2022 and 2021 was $0.4 million. Facilities and equipment costs for the nine months ended September 30, 2022 and 2021 were $1.0 million and $1.2 million, respectively.

•Other – Other costs for each of the three months ended September 30, 2022 and 2021 were $0.9 million. Other costs for the nine months ended September 30, 2022 and 2021 were $2.7 million and $2.8 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total selling, general and administrative expense	$12.6	$7.3	$31.8	$23.5
Dollar increase	$5.3		$8.3
Percentage increase	72%		35%
Selling, general and administrative expenses consist primarily of personnel costs to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•Personnel – Personnel costs for the three months ended September 30, 2022 increased 96% to $4.7 million, and for the nine months ended September 30, 2022 increased 54% to $12.2 million, as compared to the corresponding periods in 2021, primarily due to higher employee salaries and benefit costs as a result of increasing headcount during 2022 in preparation for commercialization of sotagliflozin. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended September 30, 2022 increased 117% to $4.9 million, and for the nine months ended September 30, 2022 increased 43% to $10.6 million, as compared to the corresponding periods in 2021, primarily due to higher marketing and professional fees, partially offset by lower legal fees.

•Stock-based compensation – Stock-based compensation expenses for the three months ended September 30, 2022 increased 9% to $1.7 million, and for the nine months ended September 30, 2022 increased 9% to $5.2 million as compared to the corresponding periods in 2021 due to increasing headcount in the current year.

•Facilities and equipment – Facilities and equipment costs for the three months ended September 30, 2022 and 2021 was $0.4 million. Facilities and equipment costs for the nine months ended September 30, 2022 and 2021 were $0.9 million and $1.1 million, respectively.

•Other – Other costs for the three months ended September 30, 2022 and 2021 were $1.0 million and $0.7 million, respectively. Other costs for the nine months ended September 30, 2022 and 2021 were $2.8 million and $2.3 million, respectively.

Net Loss and Net Loss per Common Share
Net loss and Net loss per Common Share. Net loss was $23.4 million, or $0.13 per share, in the three months ended September 30, 2022 as compared to a net loss of $23.1 million, or $0.16 per share, in the corresponding period in 2021. Net loss was $71.5 million, or $0.45 per share, in the nine months ended September 30, 2022 as compared to a net loss of $62.1 million, or $0.43 per share, in the corresponding period in 2021.
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

As of September 30, 2022, we had $136.2 million in cash, cash equivalents and short-term investments. As of December 31, 2021, we had $86.7 million in cash, cash equivalents and short-term investments. We used cash of $67.3 million from operations in the nine months ended September 30, 2022. This consisted primarily of the net loss for the period of $71.5 million and a net decrease in operating liabilities net of assets of $4.8 million, partially offset by non-cash charges of $8.3 million related to stock-based compensation expense. Investing activities used cash of $95.3 million in the nine months ended September 30, 2022, primarily due to net purchases of investments. Financing activities provided cash of $117.3 million primarily from $94.3 million of net proceeds from the issuance of common stock and $23.9 million of net proceeds from the Oxford debt financing, which were partially offset by $0.9 million used to repurchase common stock by retaining shares in substitution of the tax withholding obligations of recipients of restricted stock units granted under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.
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
In March 2015, our subsidiary Lexicon Pharmaceuticals (New Jersey), Inc. leased a 25,000 square-foot office space in Basking Ridge, New Jersey. The term of the lease extends from June 1, 2015 through December 31, 2022, and provides for escalating yearly base rent payments starting at $482,000 and increasing to $646,000 in the final year of the lease. In July 2022, Lexicon Pharmaceuticals (New Jersey), Inc. entered into an agreement to lease a 22,000 square-foot office space in Bridgewater, New Jersey to which we plan to relocate our New Jersey offices. The lease agreement will extend for ten years and 11 months from the date that Lexicon occupies the building and provides for escalating yearly base rent payments starting at $820,000 and increasing to $986,000 in the final year of the lease.
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
We had approximately $136.2 million in cash and cash equivalents and short-term investments as of September 30, 2022. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next

12 months. We are subject to interest rate sensitivity on our outstanding Oxford Term Loans as they contain a floating rate tied to the 30-day LIBOR rate. The Oxford Term Loans interest is payable in cash monthly and matures in March 2027, unless earlier repaid in accordance with their terms.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
First Amendment to Loan and Security Agreement, dated August 29, 2022, with Oxford Finance, LLC (filed as Exhibit 10.1 to Company’s Current Report on Form 8-K dated August 29, 2022 and incorporated by reference herein)

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

Lexicon Pharmaceuticals, Inc.

Date:	November 9, 2022	By:	/s/ Lonnel Coats
Lonnel Coats
Chief Executive Officer

Date:	November 9, 2022	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
President and Chief Financial Officer