Form 10-K
period 2022-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2023-03-03
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2022
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________
Commission File Number:  000-30111
Lexicon Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0474169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2445 Technology Forest Blvd., 11th Floor
The Woodlands,	TX	77381	(281)	863-3000
(Address of Principal Executive Offices and Zip Code)			(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	LXRX	Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.   Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.  (check one):  Large accelerated filer  ☐  Accelerated filer  ☐ Non-accelerated filer ☑   Smaller reporting company ☑ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $134.4 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2022 of $1.86 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of March 1, 2023, 188,725,743 shares of common stock were outstanding.
Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2023 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the research, development and preparation for commercialization of our most advanced drug candidates:

•We have a pending New Drug Application, or NDA, for sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for heart failure. The NDA is currently under review by the U.S. Food and Drug Administration, or FDA, and has been assigned a target action date of May 27, 2023 under the Prescription Drug User Fee Act VI, or PDUFA. The NDA is supported by positive results from two Phase 3 clinical trials evaluating the effect of sotagliflozin on long-term outcomes related to cardiovascular death and heart failure in approximately 10,500 and 1,200 patients, respectively. Under the NDA, we are seeking regulatory approval to market sotagliflozin to reduce the risk of cardiovascular death and hospitalization for heart failure in adults with heart failure and in adults with type 2 diabetes mellitus, chronic kidney disease and other cardiovascular risk factors. We are now preparing for the anticipated commercial launch of sotagliflozin in the United States following approval.

We have also engaged in the development of sotagliflozin in type 1 diabetes, which was the subject of a separate NDA. That NDA was supported by positive results from three Phase 3 clinical trials evaluating the effect of sotagliflozin on type 1 diabetes in approximately 800, 800 and 1,400 patients, respectively. The FDA issued a complete response letter regarding our NDA for sotagliflozin in type 1 diabetes. At our request, the FDA has issued a public Notice of Opportunity for Hearing on whether there are grounds for denying approval of our NDA and the hearing process is ongoing.

•We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have reported positive results from a Phase 2 clinical trial of LX9211 in diabetic peripheral neuropathic pain. We have reported top-line results from a separate Phase 2 clinical trial of LX9211 in post-herpetic neuralgia which demonstrated clear evidence of effect. LX9211 has received Fast Track designation from the FDA for development in diabetic peripheral neuropathic pain.

•We are conducting preclinical research and development and preparing to conduct clinical development of compounds from a number of additional drug programs originating from our internal drug discovery efforts.

     Sotagliflozin and compounds from a number of additional drug programs originated from our own internal drug discovery efforts, and LX9211 originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb. Our efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

We were incorporated in Delaware in July 1995, commenced operations in September 1995 and were listed on The Nasdaq Global Select Market in April 2000. Our corporate headquarters are located at 2445 Technology Forest Blvd., 11th Floor, The Woodlands, Texas 77381, and our telephone number is (281) 863-3000.

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

Sotagliflozin

Sotagliflozin is an orally-delivered small molecule compound for which we have a pending NDA for heart failure and that we have separately been developing for type 1 diabetes. Our scientists identified the targets of sotagliflozin, sodium-glucose cotransporter type 1, or SGLT1, and sodium-glucose cotransporter type 2, or SGLT2, in our target discovery efforts based on their discovery that mice lacking SGLT1, SGLT2 or both exhibited favorable phenotypes across multiple measures of glucose control and metabolism in preclinical models. Preclinical studies of sotagliflozin demonstrated that compounds inhibiting both targets had a favorable preclinical profile relative to compounds selective for SGLT2.

Heart Failure

The FDA is currently reviewing our NDA for sotagliflozin in heart failure and has assigned a PDUFA target action date of May 27, 2023. Under the NDA, we are seeking regulatory approval to market sotagliflozin to reduce the risk of cardiovascular death and hospitalization for heart failure in adults with heart failure and in adults with type 2 diabetes mellitus, chronic kidney disease and other cardiovascular risk factors.

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
Type 1 Diabetes.

We previously filed an NDA for sotagliflozin in type 1 diabetes, regarding which the FDA issued a complete response letter in March 2019 and confirmed that position in denying two appeals of the complete response letter in November 2019 and March 2020. In November 2020, we requested an opportunity for an administrative hearing on whether there are grounds for denying approval of our NDA. In response to such request, the FDA issued a public Notice of Opportunity for Hearing in March 2021 and the hearing process is ongoing.

In January 2021, sotagliflozin was approved in the United Kingdom for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index > 27 kg/m2 , who could not achieve adequate glycemic control despite optimal insulin therapy. We have not commercially launched sotagliflozin for the treatment of type 1 diabetes in the United Kingdom or any other region.

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

LX9211

LX9211 is an orally-delivered small molecule compound that we are developing as a treatment for neuropathic pain. Our scientists identified the target of LX9211, adapter-associated kinase 1, or AAK1, in our target discovery efforts based on their discovery that mice lacking AAK1 exhibited increased resistance to induced neuropathic pain in preclinical models. LX9211 and another development candidate were discovered by scientists working within our drug discovery alliance with Bristol-Myers Squibb from which we hold exclusive development and commercialization rights. Preclinical studies of LX9211 demonstrated central nervous system penetration and reduction in pain behavior in models of neuropathic pain without affecting opiate pathways. LX9211 has received Fast Track designation from the FDA for development in diabetic peripheral neuropathic pain, or DPN.

We have completed two Phase 2 clinical trials evaluating LX9211 in neuropathic pain. The first trial, RELIEF-DPN-1, evaluated the safety and tolerability of LX9211 and its effects on DPN, and the second trial, RELIEF-PHN-1, evaluated the safety and tolerability of LX9211 and its effects on post-herpetic neuralgia, or PHN.

Our RELIEF-DPN-1 clinical trial enrolled 319 patients experiencing DPN in a randomized, double-blind, placebo-controlled study of LX9211 evaluating three treatment groups receiving an initial loading dose of 100mg or 200mg of LX9211 or placebo, followed by once daily doses of 10mg or 20mg of LX9211 or placebo, respectively. The effects of LX9211 were assessed over an 11-week evaluation period, which included a 5-week placebo run-off period following the initial 6-week treatment period. The primary efficacy endpoint under evaluation in the study was the change from baseline to week 6 in average daily pain score, or ADPS, based on the 11-point numerical rating scale in patients treated with LX9211 compared with placebo. Data from the study showed a statistically significant reduction from baseline to week 6 in ADPS of 1.39 points in the low dose arm, compared to 0.72 in the placebo arm (p=0.007 versus placebo), meeting the study’s primary endpoint. The high dose arm demonstrated a reduction from baseline to week 6 in ADPS of 1.27 points (p=0.030 versus placebo), narrowly missing statistical significance. Consistent and statistically significant benefits in burning pain, pain interference with sleep and other measures of particular importance in DPN were also observed in both LX9211 treatment arms as compared to placebo during the initial 6-week treatment period. During the blinded 5-week placebo run-off period, there was a gradual tapering of efficacy in both treatment arms with no evidence of rebound pain or withdrawal symptoms. Adverse events were more frequent in the LX9211 treatment arms and at the higher dose during the initial 6-week treatment period, with the most common being dizziness, headache and nausea and nearly all being reported as mild or moderate. There were no observed differences in drug-related treatment-emergent adverse events between the treatment and placebo arms during the run-off period, and no drug-related serious adverse events or deaths were reported in the study.

Our RELIEF-PHN-1 clinical trial enrolled 79 patients experiencing PHN in a randomized, double-blind, placebo-controlled study of LX9211 evaluating two treatment groups receiving an initial loading dose of 200mg of LX9211 or placebo, followed by once daily doses of 20mg of LX9211 or placebo, respectively. The effects of LX9211 were assessed over an 11-week evaluation period, which included a 5-week placebo run-off period following the initial 6-week treatment period. The primary efficacy endpoint under evaluation in the study was the change from baseline to week 6 in ADPS based on the 11-point numerical rating scale in patients treated with LX9211 compared with placebo. Topline data from the study showed a reduction from baseline to week 6 in ADPS of 2.42 points in the LX9211 arm, compared to a reduction of 1.62 points in the placebo arm (p=0.120 versus placebo), missing statistical significance in the study’s primary endpoint but demonstrating clear evidence of effect. Separation of LX9211 from placebo on ADPS was observed at week 1 and maintained consistently thereafter, with an average placebo-adjusted reduction over the 6-week treatment period of 0.80 points (p=0.031 versus placebo). Adverse events were consistent with those observed in our RELIEF-DPN-1 clinical trial, with dizziness as the most commonly reported and the most frequently associated with patient dropouts from the study. No drug-related serious adverse events or deaths were reported in the study.

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

Raw materials that are used to manufacture our API are sourced from multiple third-party suppliers in Asia and Europe. Third-party API contract manufacturers in Asia and Europe stock sufficient quantities of these materials to ensure they can manufacture quantities of API sufficient to meet our requirements. We store API at third-party facilities in North America, and provide appropriate amounts to third-party drug product contract manufacturers in North America who then manufacture, package and label our specified quantities of finished goods for sotagliflozin, LX9211 and our other drug candidates. Our third-party contract manufacturers also need to obtain materials such as excipients, components and reagents to manufacture our API and finished drug products.

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

We expect that our principal competition for sotagliflozin for the treatment of heart failure would include selective SGLT2 inhibitors which have gained or may gain regulatory approval for the treatment of heart failure. Such selective SGLT2 inhibitors include dapagliflozin and empagliflozin, currently marketed for the treatment of heart failure by AstraZeneca and through an alliance between Boehringer Ingelheim and Eli Lilly, respectively. We expect that such competition would also include, to some extent, other classes of drugs used in the treatment of heart failure, such as the combination drug sacubitril/valsartan, currently marketed for the treatment of heart failure by Novartis, and vericiguat, currently marketed for the treatment of heart failure by Merck.
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
We expect that our principal competition for LX9211 for the treatment of DPN would include duloxetine and pregabalin, which are currently marketed for the treatment of DPN by Eli Lilly and Pfizer, respectively, and are also available as generics. We also expect that we would experience competition from gabapentin, which is available as a generic and is frequently prescribed off-label for the treatment of DPN. We expect that our principal competition for LX9211 for the treatment of PHN would include gabapentin and pregabalin, both of which are currently marketed for the treatment of PHN by Pfizer and also available as generics.

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
•submission of an NDA, for approval of commercial marketing and sale, or of an NDA supplement, or sNDA, for approval of a new indication if the product is already approved for another indication;
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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA and we expect there will be additional challenges and amendments to the ACA in the future. Members of the United States Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the ACA. For example, the Tax Cuts and Jobs Act, among other things, removed penalties for not complying with the ACA’s individual mandate to carry health insurance, commonly referred to as the “individual mandate.” It is unclear how this and other efforts to repeal and replace the ACA will impact the implementation of the ACA, the pharmaceutical industry more generally, and our business.

In addition, the Inflation Reduction Act of 2022, or the Inflation Reduction Act, imposed significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. The long-term implications of the Inflation Reduction Act remain uncertain and subject to various factors, including the manner in which the Department of Health and Human Services, or DHHS, decides to implement the statute. Many experts and analysts, both within the industry and outside, have predicted that the law will harm innovation in the pharmaceutical industry and result in fewer new treatments being developed and approved over time.

As another example, the 2021 Consolidated Appropriations Act incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the DHHS, subject to enforcement via civil money penalties.

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

Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Lonnel Coats	58	Chief Executive Officer and Director
Jeffrey L. Wade	58	President and Chief Financial Officer
Brian T. Crum	50	Senior Vice President and General Counsel
Craig B. Granowitz, M.D., Ph.D.	58	Senior Vice President and Chief Medical Officer
Kenneth B. Kassler-Taub, M.D.	66	Senior Vice President, Regulatory and Quality Assurance
Alan J. Main, Ph.D.	69	Executive Vice President, Innovation and Chemical Sciences
Wendy E. McDermott	52	Vice President, Human Resources
Kiernan A. Seth, Ph.D.	56	Vice President and Chief Commercial Officer
Kristen L. Alexander	55	Vice President, Finance and Accounting

Lonnel Coats has been our chief executive officer and a director since July 2014. Mr. Coats previously served in a series of executive leadership positions at Eisai Inc. and Eisai Corporation of North America, where he worked for 18 years before joining our company, most recently as chief executive officer from 2010 to 2014. Prior to joining Eisai, Mr. Coats spent eight years with Janssen Pharmaceuticals, Inc., a division of Johnson & Johnson, where he held a variety of management and sales positions. Mr. Coats serves as a director of Blueprint Medicines Corporation and Verve Therapeutics, Inc., and holds a B.S. from Oakland University.

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

Significant Shareholders

We have valuable relationships with Invus, L.P. and its affiliates, which we collectively refer to as Invus. Invus currently owns approximately 50.5% of the outstanding shares of our common stock.

Human Capital Resources

As of February 28, 2023, we employed 135 persons, of whom 18 hold M.D. or Ph.D. degrees and another 47 hold other advanced degrees.  All of our employees are located in the United States. None of our employees are represented by a labor union and we believe that our relationship with our employees is good.

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

Research and Development Expenses

In 2022, 2021 and 2020, respectively, we incurred expenses of $52.8 million, $55.0 million and $153.6 million in company-sponsored as well as collaborative research and development activities, including $4.3 million, $4.3 million and $6.4 million of stock-based compensation expense in 2022, 2021 and 2020, respectively.

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

•We do not have sufficient capital to support a full Phase 3 development program for LX9211 in neuropathic pain. If we are unable to establish a strategic collaboration or other arrangement for that purpose, our capital needs will be substantially higher and we may be unable to obtain financing sufficient to fund Phase 3 development of LX9211 in neuropathic pain on acceptable terms, or at all, or may be required to reduce the scope of any such Phase 3 development program.

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
Our NDA for sotagliflozin in heart failure is currently under review by the FDA and has been assigned a PDUFA target action date of May 27, 2023. We cannot offer any assurances that the FDA will grant marketing approval for sotagliflozin in heart failure, on acceptable timelines or at all. Furthermore, regulatory approval in the United States for sotagliflozin, even if obtained, may limit the type of patients in which sotagliflozin may be used or otherwise require specific warning or labeling language, any of which may reduce the commercial potential of sotagliflozin in heart failure. Should we fail to obtain regulatory approval in the United States or obtain regulatory approval with limits that disadvantage us as compared to competitive products, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.
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
•the specific indication, warnings and other labeling language approved by the FDA;
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

If we are unable to establish an effective sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize any products that we or our collaborators may develop.
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

For example, the Inflation Reduction Act imposed significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. The long-term implications of the Inflation Reduction Act remain uncertain and subject to various factors, including the manner in which the DHHS decides to implement the statute.

A primary trend in the United States and some foreign countries is toward reform and cost containment in the health care industry.  The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals, such as the Inflation Reduction Act, that may have the effect of reducing the prices that we are able to charge for products we or our collaborators may develop. Healthcare reform measures which may be adopted in the future in the United States and foreign jurisdictions may result in more rigorous coverage criteria and significant downward pressure on the prices drug manufacturers may charge. As a result, our revenues and prospects for profitability could be significantly harmed.

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

The pharmaceutical and biotechnology industries are highly diversified and are characterized by rapid technological change.  We and our collaborators face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our or our collaborators’ ability to commercialize our drug candidates.  Any products that we or our collaborators develop will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop products that would render any products that we or our collaborators develop obsolete and noncompetitive.  For example, dapagliflozin and empagliflozin are currently being marketed by AstraZeneca and through an alliance between Boehringer Ingelheim and Eli Lilly, respectively, for the treatment of heart failure and certain other indications. Each of those products act through SGLT2, one of the targets of sotagliflozin. We expect that our principal competition for sotagliflozin for the treatment of heart failure would include such selective SGLT2 inhibitors which have already received or may gain regulatory approval for the treatment of heart failure, as well as other classes of drugs used in the treatment of heart failure, such as the combination drug sacubitril/valsartan, currently marketed for the treatment of heart failure by Novartis, and vericiguat, currently marketed for the treatment of heart failure by Merck. In addition, there may be drug candidates of which we are not aware at an earlier stage of development that may compete with our drug candidates.

The outbreak of the novel coronavirus, or COVID-19, has had an adverse impact on our business operations and clinical trials and it could continue to adversely affect our business in the future.

Our business was disrupted and could continue to be materially adversely affected by the COVID-19 pandemic. In response to the pandemic and resulting state and local restrictions, we implemented mandatory work-from-home policies for the majority of our employees. Although the majority of our employees have now returned to the office, the emergence of any new, more virulent SARS-CoV-2 variants could negatively affect the health and availability of our workforce and cause new disruptions to our business operations. Any such disruptions could negatively impact productivity and delay our ongoing commercialization plans and research and development efforts.

The emergence of new, more infectious and virulent variants may also negatively impact future clinical trials by impeding our ability to effectively recruit and retain patients, principal investigators and site staff due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. In addition, significant disruption in the operations of third party manufacturers and research and development organizations upon whom we rely may occur and, as a result, our business operations could be severely impacted. These and similar, and perhaps more severe, disruptions in our operations due to a resurgence of the COVID-19 pandemic could negatively impact our business, operating results and financial condition.

While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic has also resulted in disruption of global financial markets and supply chains. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity, and effectively manage the clinical and commercial supply of our products. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations.

 Risks Related to Our Capital Requirements and Financial Results
We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our research and development programs.  If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.
As of December 31, 2022, we had $138.4 million in cash, cash equivalents and investments.  We anticipate that our existing capital resources and the cash and revenues we expect to derive from collaborations and other sources will enable us to fund our currently planned operations for at least the next 12 months from the date of this report. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate. Our currently planned operations for the next twelve months include the commercial launch of sotagliflozin in the United States for the treatment of heart failure, if approved, and the continued nonclinical and clinical development of sotagliflozin, LX9211 and our other drug candidates.
Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:
•the success of our commercial launch of sotagliflozin in the United States for the treatment of heart failure, if approved;
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
If our capital resources are insufficient to meet future capital requirements, we will need to raise additional funds to continue our currently planned operations.  Our ability to raise additional capital is dependent on a number of factors, including the market demand for our securities, which itself is subject to a number of pharmaceutical development and business risks and uncertainties, as well as uncertainty that we would be able to raise such additional capital at a price or on terms that are favorable to us. If we raise additional capital by issuing equity securities, our then-existing stockholders will experience dilution and the terms of any new equity securities may have preferences over our common stock. The affirmative and restrictive covenants and the pledge of all of our assets as collateral under our existing term loans with Oxford Finance LLC, or the Oxford Term Loans, restrict our ability to raise additional capital by issuing debt securities. We cannot be certain that additional financing, whether debt or equity, will be available in amounts or on terms acceptable to us, if at all.  We may be unable to raise sufficient additional capital on reasonable terms, and if so, we will be forced to delay, reduce or eliminate our clinical development programs or commercialization efforts or obtain funds, if at all, by entering into financing agreements on unattractive terms.

We do not have sufficient capital to support a full Phase 3 development program for LX9211 in neuropathic pain. If we are unable to establish a strategic collaboration or other arrangement for that purpose, our capital needs will be substantially higher and we may be unable to obtain financing sufficient to fund Phase 3 development of LX9211 in neuropathic pain on acceptable terms, or at all, and may be required to reduce the scope of any such Phase 3 development program.

Our existing resources are insufficient to support a full Phase 3 development program for LX9211 in neuropathic pain. Although we seek to collaborate with another pharmaceutical or biotechnology company or strategic partner under terms which would enable reliance on their resources, in whole or in part, and provide additional funding for such Phase 3 development program, we may be unable to successfully enter into any such collaboration or other arrangement on reasonable terms, or at all. In such event, our capital needs will be substantially higher and we will be reliant on obtaining financing in support of any such Phase 3 development program from alternative sources. We cannot be certain that such financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to secure such financing, we may be required to reduce the scope of any such Phase 3 development program.

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred aggregate net losses since our inception, including an aggregate net loss of $248.3 million for the three years ended December 31, 2022.  As of December 31, 2022, we had an accumulated deficit of $1.6 billion.  Because of the numerous risks and uncertainties associated with successfully developing and commercializing drug products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the amount of our expenses. We expect to continue to incur significant expenses over the next several years as we expect to make significant investments in the commercial launch of sotagliflozin in the United States for the treatment of heart failure, if approved, and the continued nonclinical and clinical development of sotagliflozin, LX9211 and our other drug candidates.

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

We expect to spend significant amounts to fund our planned commercial launch of sotagliflozin in the United States for the treatment of heart failure, if approved, and nonclinical and clinical development of sotagliflozin, LX9211 and our other drug candidates. As a result, we will need to generate substantial additional revenues to achieve profitability in future periods.  Even if we do achieve profitability in future periods, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

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

Our operating results have fluctuated in the past and are likely to fluctuate in the future. A number of factors, many of which we cannot control, could subject our operating results to volatility, including:

•the success of our commercial launch of sotagliflozin in the United States for the treatment of heart failure, if approved;

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

We have incurred $48.9 million of indebtedness. Although the affirmative and restrictive covenants and the pledge of substantially all of our assets as collateral under the Oxford Term Loans restrict our ability to obtain additional debt financing, we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Our obligations under the Oxford Term Loans are secured by a first lien security interest in substantially all of our assets. In addition, the Oxford Term Loans require that we comply with certain affirmative and restrictive covenants, including a financial covenant relating to net sales of sotagliflozin following regulatory approval and additional covenants restricting dispositions, fundamental changes in our business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of these covenants could result in a default under the Oxford Term Loans, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders could enforce the security interest granted to them to secure that debt, which would seriously harm our business.

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

We have derived a substantial majority of our revenues to date from collaborative arrangements with other pharmaceutical and biotechnology companies for the research, development and commercialization of our drug candidates and other research and development collaborations and technology licenses. Future revenues from our existing and future collaborations depend upon the achievement of milestones and payment of royalties we earn from any future products developed under those arrangements.  If our relationship terminates with any collaborator, our reputation in the business and scientific community may suffer and revenues will be negatively impacted to the extent such losses are not offset by additional collaborations or strategic alliances.  If milestones are not achieved or our collaborators are unable to successfully develop and commercialize products from which milestones and royalties are payable, we will not earn the revenues contemplated by those arrangements.

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

We expect substantial growth in the number of our employees and in the scope of our operations as a result of our planned commercial launch of sotagliflozin in the Untied States for heart failure, if approved. This growth would place significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our expected growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We will need to increase our commercial, medical, clinical, and other personnel, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, or are unsuccessful in recruiting qualified personnel when advisable, our business, financial condition, results of operations and prospects may be adversely affected.

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

Our facilities are located in The Woodlands, Texas and Bridgewater, New Jersey, and therefore our facilities are vulnerable to damage from hurricanes. We are also vulnerable to damage from other types of disasters, including fire, floods, power loss, communications failures, terrorism and similar events and any insurance we may maintain may not be adequate to cover our losses. If any disaster were to occur, our ability to operate our business at our facilities could be seriously, or potentially completely, impaired.

Risks Related to Environmental and Product Liability

We have used hazardous chemicals and radioactive and biological substances in our business. Any claims relating to improper handling, storage or disposal of these substances could be time consuming and costly.

Our research and development processes have historically involved the controlled use of hazardous substances, including chemicals and radioactive and biological materials, and our operations have produced hazardous waste products.  See “Part I, Item 1. Business – Government Regulation – Environmental and Worker Safety Matters” for more discussion on these and other environmental matters. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

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

Invus, L.P. and its affiliates, which we collectively refer to as Invus, currently own approximately 50.5% of the outstanding shares of our common stock and are thereby able to control the election and removal of our directors and determine our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not be aligned with the interests of other holders of our common stock.

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

Our fifth amended and restated certificate of incorporation also grants holders of 20% or more of our issued and outstanding common stock customary preemptive rights and consent rights prior to us taking any of the following actions: (1) creating or issuing any new class or series of shares of capital stock (or securities convertible into or exercisable for shares of capital stock) having rights, preferences or privileges senior to or on parity with the common stock, (2) subject to certain exceptions, repurchasing, retiring, redeeming or otherwise acquiring any equity securities (or securities convertible into or exchangeable for equity securities) or any subsidiary and (3) adopting, or proposing to adopt, or maintaining any shareholders’ rights plan, “poison pill” or other similar plan or agreement, unless such stockholder is exempt from such plan or agreement. Invus currently has such preemptive and consent rights as a result of its ownership position in our issued and outstanding common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

In February 2021, we leased a 25,000 square-foot office space in The Woodlands, Texas. The term of the sublease extends from March 2021 through August 2025, and provides for escalating yearly base rent payments starting at $506,000 and increasing to $557,000 in the final year of the lease.

In July 2022, our subsidiary, Lexicon Pharmaceuticals (New Jersey), Inc. leased a 22,000 square-foot office space in Bridgewater, New Jersey. The term of the lease extends from February 2023 through January 2034 and provides for escalating yearly base rent payments starting at $820,000 and increasing to $986,000 in the final year of the lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “LXRX.” As of February 27, 2023, there were approximately 257 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2017 and ending December 31, 2022. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2017, and that all dividends were reinvested. The stock performance shown on the graph below represents historical performance and is not necessarily indicative of future stock price performance.

	December 31,
	2017	2018	2019	2020	2021	2022
Lexicon Pharmaceuticals, Inc.	100	67	42	35	40	19
Nasdaq Composite Index	100	96	130	187	227	152
Nasdaq Biotechnology Index	100	91	113	142	141	126
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

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the research, development and preparation for commercialization of our most advanced drug candidates:

•We have a pending NDA for sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for heart failure. The NDA is currently under review by the FDA and has been assigned a PDUFA target action date of May 27, 2023. The NDA is supported by positive results from two Phase 3 clinical trials evaluating the effect of sotagliflozin on long-term outcomes related to cardiovascular death and heart failure in approximately 10,500 and 1,200 patients, respectively. Under the NDA, we are seeking regulatory approval to market sotagliflozin to reduce the risk of cardiovascular death and hospitalization for heart failure in adults with heart failure and in adults with type 2 diabetes mellitus, chronic kidney disease and other cardiovascular risk factors. We are now preparing for the anticipated commercial launch of sotagliflozin in the United States following approval.

We have also engaged in the development of sotagliflozin in type 1 diabetes, which was the subject of a separate NDA. That NDA was supported by positive results from three Phase 3 clinical trials evaluating the effect of sotagliflozin on type 1 diabetes in approximately 800, 800 and 1,400 patients, respectively. The FDA issued a complete response letter regarding our NDA for sotagliflozin in type 1 diabetes. At our request, the FDA has issued a public Notice of Opportunity for Hearing on whether there are grounds for denying approval of our NDA and the hearing process is ongoing.

•We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have reported positive results from a Phase 2 clinical trial of LX9211 in diabetic peripheral neuropathic pain. We have reported top-line results from a separate Phase 2 clinical trial of LX9211 in post-herpetic neuralgia which demonstrated clear evidence of effect. LX9211 has received Fast Track designation from the FDA for development in diabetic peripheral neuropathic pain.

•We are conducting preclinical research and development and preparing to conduct clinical development of compounds from a number of additional drug programs originating from our internal drug discovery efforts.

    Sotagliflozin and compounds from a number of additional drug programs originated from our own internal drug discovery efforts, and LX9211 originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb. Our efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including the success of our planned commercial launch of sotagliflozin in the United States for heart failure, if approved; the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; and general and industry-specific economic conditions which may affect research, development and commercialization expenditures.

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

Since our inception, we have incurred significant losses and, as of December 31, 2022, we had an accumulated deficit of $1.6 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, right-of-use assets for leases and goodwill. We regularly review long-lived assets for impairment. The recoverability of long-lived assets, other than goodwill, is measured by comparing the assets carrying amount to the expected undiscounted future cash flows that the asset is expected to generate. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. In 2020, we recognized an impairment loss of $1.6 million to reduce the carrying value of the assets comprising our campus in The Woodlands, Texas, which were sold in December 2020, to an estimated fair value, less estimated selling costs. There were no significant impairments of long-lived assets in 2022 or 2021.

Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  We have determined that the reporting unit is the single operating segment disclosed in our current financial statements.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit.  Under this approach, fair value is calculated as the average closing price of our common stock for the 30 days preceding the date that the annual impairment test is performed, multiplied by the number of outstanding shares on that date.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2022, 2021 and 2020.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, of the Notes to Consolidated Financial Statements, for a discussion of the impact of new accounting standards on our consolidated financial statements.

Results of Operations – Comparison of Years Ended December 31, 2022, 2021 and 2020

The following discussion and analysis should be read with “Results of Operations” and our financial statements and notes included in our annual report on Form 10-K for the year ended December 31, 2021.

Revenues

Royalties and other revenue – Revenues from royalties and other revenue decreased to $0.1 million in 2022 from $0.3 million in 2021. In 2022, one company represented 100% of revenues. In 2021, two companies represented 76% and 24% of revenues, respectively.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2022	2021	2020
Total research and development expense	$52.8	$55.0	$153.6
Dollar decrease	$(2.2)	$(98.6)
Percentage decrease	(4)%	(64)%

Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs and stock-based compensation.

Years Ended December 31, 2022 and 2021

•Third-party and other services – Third-party and other services decreased 14% in 2022 to $29.9 million, primarily due to decreases in professional and consulting fees relating to preparations for the submission of our application for regulatory approval to market sotagliflozin in the United States for heart failure. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs increased 25% in 2022 to $13.5 million, primarily due to higher employee salaries and benefit costs as a result of increasing headcount during 2022 in preparation for commercialization of sotagliflozin. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expense was $4.3 million in 2022 and 2021.

•Facilities and equipment – Facilities and equipment costs was $1.6 million and $1.5 million in 2022 and 2021, respectively.

•Other – Other costs was $3.6 million and $3.5 million in 2022 and 2021, respectively. Other costs primarily include travel, training, software licenses and insurance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2022	2021	2020
Total selling, general and administrative expense	$48.1	$32.3	$47.2
Dollar increase (decrease)	$15.8	$(14.9)
Percentage increase (decrease)	49%	(32)%

Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of sotagliflozin and activities from research and development; professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

Years Ended December 31, 2022 and 2021

•Personnel – Personnel costs increased 75% in 2022 to $18.8 million, primarily due to higher employee salaries and benefit costs as a result of increasing headcount during 2022 in preparation for commercialization of sotagliflozin. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees increased 50% in 2022 to $16.3 million, primarily as a result of higher marketing and professional and consulting fees, partially offset by lower legal fees.

•Stock-based compensation – Stock-based compensation expense increased 15% in 2022 to $7.3 million, primarily due to increasing headcount in the current year.

•Facilities and equipment – Facilities and equipment costs was $1.4 million in 2022 and 2021.

•Other – Other costs increased 39% in 2022 to $4.3 million, primarily due to increases in travel, training and software license expenses in 2022.

Interest Expense and Interest and Other Income, Net

Interest Expense.  Interest expense increased to $2.8 million in 2022 from $0.8 million in 2021, primarily due to the Oxford debt financings during March and December of 2022.

Interest and Other Income (Expense), Net.  Interest and other income, net was $1.6 million and $0.1 million in the years ended December 31, 2022 and 2021, respectively.

Net Loss and Net Loss per Common Share
Net loss was $101.9 million, or a loss of $0.62 per share, in 2022, as compared to a net loss of $87.8 million, or $0.60 per share in 2021.

Liquidity and Capital Resources

We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we received under our collaborations and strategic licenses, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt, lease and other project financing arrangements, as well as from commercial sales of our XERMELO product following its commercial launch in February 2017 until our sale of XERMELO and related assets to TerSera Therapeutics, LLC in September 2020. In March 2022, we entered into a loan and security agreement with Oxford Finance LLC that provides up to $150 million in borrowing capacity, available in four tranches, under which $50 million has been funded.

As of December 31, 2022, we had $138.4 million in cash, cash equivalents and short-term investments.  As of December 31, 2021, we had $86.7 million in cash, cash equivalents and short-term investments.  We used cash of $88.9 million in our operations in 2022. This consisted primarily of the net loss for the year of $101.9 million, partially offset by a net decrease in operating assets net of liabilities of $0.4 million and non-cash charges of $12.7 million primarily related to stock-based compensation expense. Investing activities used cash of $71.1 million in 2022, primarily due to $69.8 million net purchases of investments and $1.3 million of asset purchases. Financing activities provided cash of $142.2 million, primarily as a result of $94.2 million net proceeds from the issuance of common stock and $48.9 million of net proceeds from the Oxford debt financing, which were partially offset by $0.9 million used to repurchase common stock by retaining shares in substitution of the tax withholding obligations of recipients of restricted stock units granted under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.

Other commitments. In January 2021, sotagliflozin was approved in the United Kingdom for use as an adjunct to insulin therapy to improve glycemic control in adults with type 1 diabetes and a body mass index ≥ 27 kg/m2, who could not achieve adequate glycemic control despite optimal insulin therapy. Upon the achievement of certain European regulatory approvals, we will be required to make certain royalty payments, totaling $4.5 million, in three equal annual installments of $1.5 million.

Under our drug discovery alliance with Bristol-Myers Squibb, we will be required to make a royalty payment of $5 million upon dosing of the first patient in a Phase 3 clinical trial of LX9211.

Facilities. In February 2021, we leased a 25,000 square-foot office space in The Woodlands, Texas. The term of the sublease extends from March 1, 2021 through August 31, 2025, and provides for escalating yearly base rent payments starting at $506,000 and increasing to $557,000 in the final year of the lease.

In July 2022, our subsidiary, Lexicon Pharmaceuticals (New Jersey), Inc. leased a 22,000 square-foot office space in Bridgewater, New Jersey. The term of the lease extends from February 2023 through January 2034 and provides for escalating yearly base rent payments starting at $820,000 and increasing to $986,000 in the final year of the lease.

Our future capital requirements will be substantial and will depend on many factors, including the success of our planned commercial launch of sotagliflozin in heart failure, if approved,; the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.  We expect to continue to devote substantial capital resources to prepare for the commercialization of sotagliflozin, if approved; to successfully complete our nonclinical and clinical development efforts with respect to sotagliflozin, LX9211 and our other drug candidates; and for other general corporate activities.  We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our currently planned operations for at least the next 12 months from the date of this report.  During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements.  If we are unable to obtain adequate financing when needed, we may have to delay or reduce the scope of one or more of our clinical trials, or research and development programs. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

We had approximately $138.4 million in cash and cash equivalents and short-term investments as of December 31, 2022. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are subject to interest rate sensitivity on our outstanding Oxford Term Loans which bear interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%, subject to additional interest if an event of default occurs and is continuing. As of December 31, 2022, the interest rate was 12.04%.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on such assessment using those criteria, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Ernst & Young LLP, Houston, Texas, PCAOB ID: 42, has audited the financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting. The report of Ernst & Young LLP is included below.

Changes in Internal Control Over Financial Reporting

Subsequent to our evaluation described above, there were no significant changes in internal controls or other factors during the fiscal quarter ended December 31, 2022 that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lexicon Pharmaceuticals, Inc. internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lexicon Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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
March 3, 2023

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2022 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2022. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2022.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2022.

Item 14.   Principal Accountant Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2022.

PART IV

Item 15.               Exhibit and Financial Statement Schedules
(a)Documents filed as a part of this report:
1.Consolidated Financial Statements
2.Financial Statement Schedules
All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.
3.Exhibits

Exhibit No.		Description
3.1	—	Fifth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8‑K dated May 20, 2022 and incorporated by reference herein).
3.2	—	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8‑K dated April 26, 2012 and incorporated by reference herein).
4.1	—	Securities Purchase Agreement, dated June 17, 2007, with Invus, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2007 and incorporated by reference herein).
4.2	—
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

4.8	—	Description of Common Stock (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 and incorporated by reference herein).
10.1	—
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
Offer Letter, dated July 27, 2021, with Craig B. Granowitz, M.D., Ph.D. (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 and incorporated by reference herein).

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

10.6	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated by reference herein).
10.7	—	2017 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 23, 2020 and incorporated by reference herein).
10.8	—	2017 Non-Employee Directors’ Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 29, 2021 and incorporated by reference herein).
10.9	—
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

10.19
Loan and Security Agreement, dated March 17, 2022, with Oxford Finance, LLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated by reference herein).

10.20
First Amendment to Loan and Security Agreement, dated August 29, 2022, with Oxford Finance, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 29, 2022 and incorporated by reference herein).

21.1	—	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 and incorporated by reference herein).
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*24.1	—	Power of Attorney (contained in signature page).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.
†	Confidential treatment has been requested for portions of this exhibit (indicated by “[**]”). The confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date:	March 3, 2023	By:	/s/ LONNEL COATS
Lonnel Coats
Chief Executive Officer

Date:	March 3, 2023	By:	/s/ JEFFREY L. WADE
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

Signature	Title	Date

/s/ LONNEL COATS	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2023
Lonnel Coats

/s/ JEFFREY L. WADE	President and Chief Financial Officer (Principal Financial Officer)	March 3, 2023
Jeffrey L. Wade

/s/ KRISTEN L. ALEXANDER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 3, 2023
Kristen L. Alexander

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 3, 2023
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 3, 2023
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 3, 2023
Samuel L. Barker, Ph.D.

/s/ ROBERT J. LEFKOWITZ	Director	March 3, 2023
Robert J. Lefkowitz, M.D.

/s/ ALAN S. NIES	Director	March 3, 2023
Alan S. Nies, M.D.

/s/ FRANK P. PALANTONI	Director	March 3, 2023
Frank P. Palantoni

/s/ CHRISTOPHER J. SOBECKI	Director	March 3, 2023
Christopher J. Sobecki

/s/ JUDITH L. SWAIN	Director	March 3, 2023
Judith L. Swain, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2023 expressed an unqualified opinion thereon.

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

Our audit procedures included, among others, testing the accuracy and completeness of the underlying inputs used in management’s analysis to determine costs incurred. We compared expenses incurred to budgeted amounts per executed vendor contracts and to expenses incurred in prior periods and obtained an understanding of the reasons for changes. We inspected the terms and conditions of vendor contracts, change orders and trial budgets, and clerically tested the cost models to track progress against trial budgets. We evaluated estimated services incurred by third parties by understanding the terms and timeline of significant projects, evaluating management’s estimate of work performed and costs incurred by meeting with members of the Company’s clinical operations team, and obtaining external confirmation of key inputs to the accrual calculation, such as total approved trial budgets and amounts invoiced, and number and timing of patients enrolled in clinical studies. Further, we inspected invoices received from third parties during the year as well as after the balance sheet date and performed a lookback analysis to evaluate the completeness of accrued research and development expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas
March 3, 2023

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$46,345	$64,065
Short-term investments	92,012	22,678
Accounts receivable, net	28	14
Prepaid expenses and other current assets	2,481	2,164
Total current assets	140,866	88,921
Property and equipment, net of accumulated depreciation and amortization of $3,984 and $4,853, respectively	2,071	1,176
Goodwill	44,543	44,543
Operating lease right-of-use-assets	6,819	2,269
Total assets	$194,299	$136,909
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,395	$9,152
Accrued liabilities	12,777	12,972
Total current liabilities	23,172	22,124
Long-term debt, net of issuance costs	48,579	—
Long-term operating lease liabilities	5,424	1,190
Total liabilities	77,175	23,314
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 189,214 and 150,082 shares issued, respectively	189	150
Additional paid-in capital	1,709,144	1,608,749
Accumulated deficit	(1,589,720)	(1,487,776)
Accumulated other comprehensive loss	(428)	(10)
Treasury stock, at cost, 488 and 1,165 shares, respectively	(2,061)	(7,518)
Total stockholders' equity	117,124	113,595
Total liabilities and stockholders’ equity	$194,299	$136,909

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net product revenue	$—	$—	$23,404
Collaborative agreements	—	—	33
Royalties and other revenue	139	298	558
Total revenues	139	298	23,995
Operating expenses:
Cost of sales (including finite-lived intangible asset amortization)	—	—	1,929
Research and development, including stock-based compensation of $4,253, $4,284 and $6,376 respectively	52,816	55,046	153,621
Selling, general and administrative, including stock-based compensation of $7,267, $6,293 and $6,898, respectively	48,083	32,342	47,230
Impairment loss on buildings	—	—	1,600
Total operating expenses	100,899	87,388	204,380
Other operating income:
Gain on sale of XERMELO	—	—	132,585
Loss from operations	(100,760)	(87,090)	(47,800)
Gain on debt extinguishments, net	—	—	1,003
Interest expense	(2,780)	(802)	(14,544)
Interest and other income, net	1,596	134	2,767
Net loss	$(101,944)	$(87,758)	$(58,574)
Net loss per common share, basic and diluted	$(0.62)	$(0.60)	$(0.53)
Shares used in computing net loss per common share, basic and diluted	165,733	145,652	110,841

Other comprehensive loss:
Unrealized loss on investments	(418)	(4)	(90)
Comprehensive loss	$(102,362)	$(87,762)	$(58,664)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Capital	Deficit	Gain (Loss)	Stock	Total
Balance at December 31, 2019	106,679	$106	$1,462,172	$(1,341,444)	$84	$(3,817)	$117,101
Stock-based compensation	—	—	13,274	—	—	—	13,274
Issuance of common stock under an Open Market Sale Agreement, net of issuance fees	3,709	4	6,959	—	—	—	6,963
Issuance of common stock upon private placement, net of issuance fees	20,313	20	62,987	—	—	—	63,007
Issuance of common stock in settlement of convertible notes, net of issuance fees	10,369	10	15,704	—	—	—	15,714
Issuance of common stock under Equity Incentive Plans	1,219	2	—	—	—	—	2
Repurchase of common stock	—	—	—	—	—	(1,026)	(1,026)
Net loss	—	—	—	(58,574)	—	—	(58,574)
Unrealized loss on investments	—	—	—	—	(90)	—	(90)
Balance at December 31, 2020	142,289	$142	$1,561,096	$(1,400,018)	$(6)	$(4,843)	$156,371
Stock-based compensation	—	—	10,577	—	—	—	10,577
Issuance of common stock under an Open Market Sale Agreement, net of issuance fees	6,177	6	35,485	—	—	—	35,491
Issuance of common stock under Equity Incentive Plans	1,616	2	1,591	—	—	—	1,593
Repurchase of common stock	—	—	—	—	—	(2,675)	(2,675)
Net loss	—	—	—	(87,758)	—	—	(87,758)
Unrealized loss on investments	—	—	—	—	(4)	—	(4)
Balance at December 31, 2021	150,082	$150	$1,608,749	$(1,487,776)	$(10)	$(7,518)	$113,595
Stock-based compensation	—	—	11,520	—	—	—	11,520
Issuance of common stock under Equity Incentive Plans	32	—	—	—	—	—	—
Issuance of common stock, net of issuance fees	39,100	39	94,166	—	—	—	94,205
Issuance of equity classified warrants	—	—	1,030	—	—	—	1,030
Issuance of treasury stock	—	—	(6,321)	—	—	6,321	—
Repurchase of common stock	—	—	—	—	—	(864)	(864)
Net loss	—	—	—	(101,944)	—	—	(101,944)
Unrealized loss on investments	—	—	—	—	(418)	—	(418)
Balance at December 31, 2022	189,214	$189	$1,709,144	$(1,589,720)	$(428)	$(2,061)	$117,124

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(101,944)	$(87,758)	$(58,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427	292	2,934
Stock-based compensation	11,520	10,577	13,274
Amortization of debt issuance costs	741	54	1,013
Gain on sale of XERMELO	—	—	(132,585)
Impairment loss on building	—	—	1,600
Gain on debt extinguishments, net	—	—	(1,003)
Loss (gain) on disposal of property and equipment	3	49	(707)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(14)	381	53,227
Decrease in inventory	—	—	345
(Increase) decrease in prepaid expenses and other current assets	(316)	2,885	(1,948)
Decrease in other assets	656	661	424
Increase (decrease) in accounts payable and other liabilities	76	(14,158)	(20,969)
Net cash used in operating activities	(88,851)	(87,017)	(142,969)
Cash flows from investing activities:
Purchases of property and equipment	(1,326)	(1,221)	(87)
Proceeds from XERMELO sale	—	—	160,385
Proceeds from disposal of property and equipment	—	—	11,013
Purchases of investments	(133,949)	(34,261)	(58,555)
Maturities of investments	64,197	37,592	268,000
Net cash (used in) provided by investing activities	(71,078)	2,110	380,756
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	94,205	37,084	69,970
Repurchase of common stock	(864)	(2,675)	(1,026)
Proceeds (repayment) of debt borrowings	48,868	(11,700)	(216,580)
Net cash provided by (used in) financing activities	142,209	22,709	(147,636)
Net (decrease) increase in cash and cash equivalents	(17,720)	(62,198)	90,151
Cash and cash equivalents at beginning of year	64,065	126,263	36,112
Cash and cash equivalents at end of year	$46,345	$64,065	$126,263

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,289	$799	$17,353

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease obligations	$5,206	$1,704	$—
Issuance of equity classified warrants	$1,030	$—	$—
Issuance of treasury stock	$6,321	$—	$—
Recognition of exit fee liability related to debt borrowings	$1,500	$—	$—
Liabilities assumed by TerSera from the XERMELO sale	$—	$—	$3,437
Common stock issued in satisfaction of convertible debt exchanges	$—	$—	$15,714

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

1. Organization and Operations

Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) is a Delaware corporation incorporated on July 7, 1995. Lexicon was organized to discover the functions and pharmaceutical utility of genes and use those gene function discoveries in the discovery and development of pharmaceutical products for the treatment of human disease.

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, contract and milestone payments to it under strategic collaborations and other research and development collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts and financing under debt and lease arrangements. The Company’s future success is dependent upon many factors, including, but not limited to, the success of its commercialization efforts for any approved products; ongoing nonclinical and clinical development efforts and its ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; its success in establishing new collaborations and licenses and its receipt of milestones, royalties and other payments under such arrangements; the amount and timing of research, development and commercialization expenditures; its resources devoted to developing and supporting its products; general and industry-specific economic conditions which may affect research, development and commercialization expenditures; and its ability to obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company’s future success.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2022 and 2021, short-term investments consist of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security.  The Company does not intend to sell any of its available-for-sale securities prior to their maturity dates. Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accounts Receivable:  Lexicon records trade accounts receivable in the normal course of business related to the sale of products or services, net of an allowance for expected credit losses.

Concentration of Credit Risk: Lexicon’s cash equivalents, investments and accounts receivable represent potential concentrations of credit risk. The Company attempts to minimize potential concentrations of risk in cash equivalents and investments by placing investments in high-quality financial instruments. The Company has not experienced any realized losses on its cash equivalents or short-term investments. The Company’s accounts receivable are unsecured and are concentrated in pharmaceutical and biotechnology companies located in the United States.  The Company has not experienced any significant credit losses to date. In 2022, one customer in the United States represented 100% of revenue.   In 2021, customers in Switzerland and the United States represented 76% and 24% of revenue, respectively. In 2020, customers in the United States represented 98% of revenue. At December 31, 2022, management believes that the Company has no significant concentrations of credit risk.

Segment Information and Significant Customers: Lexicon operates in one business segment, which primarily focuses on the discovery, development and commercialization of pharmaceutical products for the treatment of human disease.

Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, product sales, government grants and contracts and compound library sales. In 2022, one customer represented 100% of revenue. In 2021, one customer represented 76% of revenues and another customer represented 24% of revenues, respectively. In 2020, two customers represented 65% and 22% of revenues, respectively.

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

Accrued liabilities: Accrued liabilities consisted of the following:

	As of December 31,
	2022	2021
	(in thousands)
Accrued research and development services	$3,252	$3,669
Accrued compensation and benefits	7,830	5,711
Short term lease liability	1,291	1,089
Other	404	2,503
Accrued liabilities	$12,777	$12,972

Impairment of Long-Lived Assets:  Long-lived assets and right-of-use assets for leases are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2020, the Company recognized an impairment loss of $1.6 million to reduce the carrying value of the assets comprising our campus in The Woodlands, Texas, which were sold in December 2020, to an estimated fair value, less estimated selling costs. There were no impairments of long-lived assets, in 2022 or 2021.

Goodwill Impairment:  Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level.  The Company has determined that the reporting unit is the single operating segment disclosed in its current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  There was no impairment of goodwill in 2022, 2021 or 2020.

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

Stock-Based Compensation:  The Company recognizes compensation expense in its statements of comprehensive loss for share-based payments, including stock options and restricted stock units issued to employees, based on their fair values on the date of the grant, with the compensation expense recognized over the period in which an employee is required to provide service in exchange for the stock award.  Stock-based compensation expense for awards without performance conditions is recognized based on the terms of vesting, which is typically on a straight-line basis. Stock-based compensation expense for awards with performance conditions is recognized over the period from the date the performance condition is determined to be probable of occurring through the time the applicable condition is met.  As of December 31, 2022, future stock-based compensation cost for all outstanding unvested stock options and restricted stock units was $21.0 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method.  The Black-Scholes option-pricing model requires the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.  The following weighted-average assumptions were used for stock options granted in the years ended December 31, 2022, 2021 and 2020, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2022:
Employees	109%	2.8%	4	0%
Officers and non-employee directors	91%	1.9%	7	0%
December 31, 2021:
Employees	104%	0.7%	4	0%
Officers and non-employee directors	90%	1.0%	6	0%
December 31, 2020:
Employees	98%	1.3%	4	0%
Officers and non-employee directors	85%	1.4%	7	0%

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

The Company maintains a valuation allowance on net operating losses and other deferred tax assets. Accordingly, the Company has not reported any tax benefit relating to the remaining net operating loss carryforwards and income tax credit carryforwards that are available for utilization in future periods. On a periodic basis, the valuation allowance is reassessed on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In 2022, the Company reassessed the valuation allowance and considered negative evidence, including the cumulative losses over the three years ended December 31, 2022 and positive evidence including the projections of future income. After assessing both the negative and the positive evidence, the Company concluded that it should continue to maintain the valuation allowance on net operating losses and other deferred tax assets as of December 31, 2022 given the significance of the weight of the negative evidence. Based on recent financial performance and future projections, the Company could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. The total gross deferred tax asset balance subject to the valuation allowance assessment was approximately $347.1 million at December 31, 2022.

Significant judgment is required in making these assessments to maintain or reverse valuation allowances and, to the extent future expectations change the Company would have to assess the recoverability of these deferred tax assets at that time.

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with warrants, stock options and restricted stock units that could potentially dilute earnings per share in the future are not included in the computation of diluted earnings per share because they are antidilutive.

3. Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which removes the separation models for convertible debt with cash conversion or beneficial conversion features. ASU 2020-06 also requires the application of the if-converted method for calculating earnings per diluted share, as the treasury stock method will no longer be permitted for convertible instruments. The adoption of ASU 2020-06 during the first quarter of 2022 did not have a material impact on the consolidated financial statements.

4. Cash, Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2022 and 2021 are as follows:

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$46,345	$—	$—	$46,345
Securities maturing within one year:
U.S. treasury securities	74,022	—	(342)	73,680
Corporate debt securities	18,418	—	(86)	18,332
Total short-term investments	$92,440	$—	$(428)	$92,012
Total cash and cash equivalents and investments	$138,785	$—	$(428)	$138,357

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$64,066	$—	$(1)	$64,065
Securities maturing within one year:
Corporate debt securities	26,018	5	(11)	26,012
Total short-term investments	$26,018	$5	$(11)	$26,012
Total cash and cash equivalents and investments	$90,084	$5	$(12)	$90,077

There were no realized gains or losses for the years ended December 31, 2022, 2021, and 2020.

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

     The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets and liabilities that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2022 and 2021.

	Assets and Liabilities at Fair Value
	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$46,345	$—	$—	$46,345
Short-term investments	73,680	18,332	—	92,012
Total cash and cash equivalents and investments	$120,025	$18,332	$—	$138,357

	Assets and Liabilities at Fair Value
	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$64,065	$—	$—	$64,065
Short-term investments	7,561	15,117	—	22,678
Total cash and cash equivalents and investments	$71,626	$15,117	$—	$86,743

The Company did not have any Level 3 assets or liabilities at December 31, 2022 or 2021. Transfers between levels are recognized at the actual date of circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.

Refer to Note 9, Debt Obligations, for fair value measurements of debt obligations.

6. Property and Equipment

Property and equipment at December 31, 2022 and 2021 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2022	2021
		(in thousands)
Computers and software	3-5	$2,209	$3,027
Furniture and fixtures	5-7	1,794	1,692
Leasehold improvements	3-7	2,052	1,310
Total property and equipment		6,055	6,029
Less: Accumulated depreciation and amortization		(3,984)	(4,853)
Net property and equipment		$2,071	$1,176

During each of the years ended December 31, 2022 and 2021, the Company retired $1.3 million of computers and software and furniture and fixtures, which had been fully depreciated. During each of the years ended December 31, 2022 and 2021, the Company purchased $1.3 million of assets comprised of leasehold improvements, computers and software and furniture. The leasehold improvements are being amortized over the applicable lease term.

7. Income Taxes

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

The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$251,331	$229,427
Research and development tax credits	29,290	29,290
Orphan drug credits	24,524	24,524
Capitalized research and development	33,813	36,770
Stock-based compensation	5,445	5,163
Interest	398	148
Other	2,255	1,308
Total deferred tax assets	347,056	326,630
Deferred tax liabilities:
Other	(1,295)	(412)
Total deferred tax liabilities	(1,295)	(412)
Less: valuation allowance	(345,761)	(326,218)
Net deferred tax liabilities	$—	$—

A reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2022, 2021 and 2020 consists of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Expected income tax expense (benefit) at 21%	$(21,408)	$(18,429)	$(12,300)
State income taxes, net of federal benefit	—	—	(269)
Equity compensation	1,627	851	1,777
Write off of credit carryover due to 382 study	—	—	31,053
Change in valuation allowance	19,543	17,210	(20,418)
Other (1)	238	368	157
Income tax benefit	$—	$—	$—

(1) Other is primarily comprised of expiring Research and Development credits for the year ended December 31, 2020 and nondeductible expenses for the years ended December 31, 2022 and 2021.

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

At December 31, 2022, Lexicon had both federal and state NOL carryforwards of approximately $1.2 billion and $86.9 million, respectively.  In 2022, federal NOLs increased by $104.0 million related to a current year NOL. The Company had $446.3 million of U.S. federal NOL carryforwards as of December 31, 2022, which can be carried forward indefinitely. The remaining federal and state NOL carryforwards will begin to expire in 2022. Based on the federal tax law limits and the Company’s cumulative loss position, the Company concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2022, the valuation allowance increased $19.5 million, primarily due to NOLs generated partially offset by decreases in deferred tax assets associated with capitalized research and development expenses.

As of December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense.

The Company is primarily subject to U.S. federal and New Jersey and Texas state income taxes.  The tax years 1999 to current remain open to examination by U.S. federal authorities and 2012 to current remain open to examination by state authorities.  The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense.  As of December 31, 2022 and 2021, the Company had no accruals for interest or penalties related to income tax matters.

8. Goodwill

In July 2001, Lexicon completed the acquisition of Coelacanth Corporation in a merger. Coelacanth, now Lexicon Pharmaceuticals (New Jersey), Inc., formed the core of the Company’s division responsible for small molecule compound discovery.  The results of Lexicon Pharmaceuticals (New Jersey), Inc. are included in the Company’s results of operations for the period subsequent to the acquisition. Goodwill associated with the acquisition of $25.8 million, which represents the excess of the $36.0 million purchase price over the fair value of the underlying net identifiable assets, was assigned to the consolidated entity, Lexicon.

In June 2007, Lexicon entered into an arrangement providing for the financing of the clinical development of certain of its drug candidates. Under the arrangement, Lexicon licensed to Symphony Icon, Inc. its intellectual property rights relating to the drug candidates and obtained an exclusive purchase option that gave Lexicon the right to acquire all the equity of Symphony Icon. In July 2010, Lexicon exercised its purchase option and completed the acquisition of Symphony Icon. Goodwill associated with the acquisition of $18.7 million, which represents the assets recognized in connection with the deferred tax liability acquired and did not result from excess purchase price, was assigned to the consolidated entity, Lexicon.

Goodwill is not subject to amortization, but is tested at least annually for impairment at the reporting unit level, which is the Company’s single operating segment.  The Company performed an impairment test of goodwill on its annual impairment assessment date.  This test did not result in an impairment of goodwill.

9. Debt Obligations

Oxford Term Loans. On March 17, 2022, Lexicon and one of its subsidiaries entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) that provides up to $150 million in borrowing capacity (the “Oxford Term Loans”) available in four tranches, each maturing in March 2027. Monthly interest-only payments are due during an initial 36-month period, which may be extended at Lexicon’s option to 48 months if Lexicon maintains compliance with a financial covenant relating to net sales of sotagliflozin following regulatory approval. The interest-only period will be followed by an amortization period extending through the maturity date.
On August 29, 2022, the Company entered into a first amendment to the loan and security agreement modifying the period during which the second $25 million tranche under the facility would be available for draw in exchange for $0.3 million of cash consideration.
The first $25 million tranche was funded at closing. The second $25 million tranche was funded on December 30, 2022. The third $50 million tranche is available for draw at Lexicon’s option prior to June 30, 2023, but within 60 days of U.S. regulatory approval of sotagliflozin for heart failure. The fourth $50 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only payment period.

Principal payments of $8.7 million, $13.0 million, and $4.8 million will be due during the fiscal years ended December 31, 2025, December 31, 2026 and December 31, 2027, respectively, with respect to the first tranche. Principal payments of $8.7 million, $13.0 million, and $4.8 million will be due during the fiscal years ended December 31, 2025, December 31, 2026 and December 31, 2027, respectively, with respect to the second tranche.

The loan and security agreement provides that, upon funding of the first three tranches, Lexicon will grant Oxford a warrant to purchase shares of its common stock having a value equal to 3.50%, 1.75% and 0.875%, respectively, of each such tranche, as determined by reference to a 10-day average closing price of the shares. Each warrant will have an exercise price equal to such average closing price, be exercisable for a five-year period from the date of issuance and feature a net cashless exercise provision. Concurrent with the funding of the first tranche, Lexicon granted Oxford a warrant to purchase 420,673 shares of Lexicon’s common stock at an exercise price of $2.08 per share. Concurrent with the funding of the second tranche, Lexicon granted Oxford a warrant to purchase 224,128 shares of Lexicon’s common stock at an exercise price of $1.95 per share. The warrants are exercisable for five years from their respective grant dates and are classified as equity instruments. The Company allocated the proceeds from each tranche to the corresponding warrant using the relative fair value method and used the Black-Scholes model to calculate the fair value of the warrants. The fair value of the first tranche warrant of $0.7 million was recognized as equity with a corresponding debt discount of $0.7 million. The fair value of the second tranche warrant of $0.3 million was recognized as equity with a corresponding debt discount of $0.3 million.

The Oxford Term Loans bear interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%, subject to additional interest if an event of default occurs and is continuing. As of December 31, 2022, the interest rate was 12.04%. If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the loan and security agreement to be immediately due and payable. Lexicon may prepay the Oxford Term Loans in whole at its option at any time. Any prepayment of the Oxford Term Loans is subject to prepayment fees for up to three years after the funding of each tranche of the loans. A final payment exit fee equal to 6% of the amount funded under the Oxford Term Loans is due upon prepayment or maturity, which final payment will be adjusted to 7% of the amount funded upon extension of the interest-only payment period. The final payment exit fee of $1.5 million was recorded once for each tranche as a debt discount on the funding date.

During March 2022, in connection with the first tranche of the loan and security agreement, the Company received cash proceeds of $24.15 million, net of debt issuance costs of $0.35 million and a facility fee of $0.50 million. The debt issuance costs and facility fee have been recorded as a debt discount on the consolidated balance sheet, which together with the final payment exit fee of $1.5 million and warrant fair value of $0.7 million are being amortized to interest expense throughout the life of the term loan using the effective interest rate method.

On December 30, 2022, in connection with the second tranche of the loan and security agreement, the Company received cash proceeds of $24.96 million, net of debt issuance costs of $0.04 million. The debt issuance costs were recorded as a debt discount on the consolidated balance sheet, which together with the final payment exit fee of $1.5 million and warrant fair value of $0.3 million are being amortized to interest expense throughout the life of the term loan using the effective interest rate method. As of December 31, 2022, the balance of the debt discount was $4.4 million. During the year ended December 31, 2022, the Company recognized interest expense of $2.8 million. As of December 31, 2022, the carrying value of the Oxford Term Loans was $48.6 million. The carrying value of the Oxford Term Loans approximates its fair value, as the loans bear interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Oxford Term Loans is determined under Level 2 in the fair value hierarchy.

Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. In addition to the financial covenant, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Company was in compliance with its debt covenants as of December 31, 2022.

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

In September 2020, the Company entered into separate, privately negotiated exchange agreements to exchange $75.8 million aggregate principal amount of the Convertible Notes for consideration valued at 85% of the principal amount of the Convertible Notes. In September and October 2020, the Company issued 10,368,956 shares of the Company’s common stock and paid $50.0 million in cash, which included $1.3 million of accrued interest, to exchange such Convertible Notes. The Company recorded the exchanges under the accounting requirements for debt extinguishment of convertible instruments. As a result, a debt extinguishment gain of $9.6 million was recorded and is included in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2020. In December 2021, the remaining balance of $11.6 million was repaid in cash.

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

The BioPharma Term Loan was subject to mandatory prepayment provisions that required prepayment upon a change of control or receipt of proceeds from certain non-ordinary course transfers of assets. The Company repaid the BioPharma Term Loan in whole, together with required prepayment and make-whole premiums, upon closing of the sale of XERMELO and related assets to TerSera Therapeutics LLC in September 2020. The Company recorded the repayment under the accounting requirements for debt extinguishment and as a result, a loss of $8.6 million was recognized and is included in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2020.

10. Commitments and Contingencies

Operating Lease Obligations:  Lexicon’s operating leases include leases of office space in The Woodlands, Texas and Bridgewater, New Jersey that will expire in August 2025 and January 2034, respectively. In February 2021, the Company leased a 25,000 square-foot office space in The Woodlands, Texas and relocated the corporate offices. The term of the sublease extends from March 1, 2021 through August 31, 2025, and provides for escalating yearly base rent payments starting at $506,000 and increasing to $557,000 in the final year of the lease. In July 2022, the Company’s subsidiary, Lexicon Pharmaceuticals (New Jersey), Inc. leased a 22,000 square-foot office space in Bridgewater, New Jersey. The lease agreement will expire January 2034 and provides for escalating yearly base rent payments starting at $820,000 and increasing to $986,000 in the final year of the lease. Under its lease agreements, Lexicon is obligated to pay property taxes, insurance, and maintenance costs.

As of December 31, 2022 and 2021, the right-of-use assets for the office space leases had a balance of $6.8 million and $2.3 million, respectively, which are included in operating lease right-of-use-assets in the consolidated balance sheet. Current and long-term liabilities as of December 31, 2022, relating to the leases were $1.3 million and $5.4 million, respectively, which are included in accrued liabilities and long-term operating lease liabilities in the consolidated balance sheet, respectively. Current and long-term liabilities as of December 31, 2021, relating to the leases were $1.1 million and $1.2 million, respectively, which are included in accrued liabilities and long-term operating lease liabilities in the consolidated balance sheet, respectively. During the years ended December 31, 2022 and 2021, the Company incurred lease expense of $1.8 million and $1.7 million, respectively.

During the years ended December 31, 2022 and 2021, the Company made cash payments for lease liabilities of $1.1 million and $0.8 million, respectively. As of December 31, 2022 and 2021, the weighted-average remaining lease terms were 9.5 years and 2.9 years, respectively, with weighted-average discount rates of 9.6% and 9.0%, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at December 31, 2022:

(in thousands)
2023	$805
2024	1,378
2025	1,220
2026	865
2027	881
Thereafter	5,644
Total undiscounted operating lease liability	$10,793
Less: amount of lease payments representing interest	(4,078)
Present value of future lease payments	6,715
Less: short-term operating lease liability	(1,291)
Long-term operating lease liability	$5,424

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

The Equity Incentive Plan permits the grant of incentive stock options to employees and nonstatutory stock options to employees, directors and consultants of the Company. The plan also permits the grant of stock bonus awards, restricted stock awards, restricted stock unit awards, stock appreciation rights and performance stock awards. Incentive and nonstatutory stock options have an exercise price of 100% or more of the fair market value of the Company’s common stock on the date of grant.  Most stock options granted under the Equity Incentive Plan become vested and exercisable over a period of four years; however some have been granted with different vesting schedules.  Stock options granted under the Equity Incentive Plan have a term of ten years from the date of grant.

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan shall not exceed in the aggregate 30,000,000 shares at December 31, 2022.  As of December 31, 2022, options to purchase 11,847,723 shares and 2,559,306 restricted stock units were outstanding, 2,285,702 shares had been issued upon the exercise of stock options, 5,294,942 shares had been issued pursuant to restricted stock units and 113,940 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the Equity Incentive Plan.

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Directors’ Plan shall not exceed in the aggregate 1,200,000 shares at December 31, 2022.  As of December 31, 2022, stock options to purchase 501,224 shares were outstanding, none had been issued upon the exercise of stock options, 74,416 restricted stock units were outstanding and 248,232 shares had been issued pursuant to restricted stock and restricted stock unit awards granted under the Directors’ Plan.

Stock Option Activity:

The following is a summary of stock option activity under Lexicon’s equity incentive plans:

	2022		2021		2020
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	8,367	$6.80	8,397	$7.12	7,695	$8.95
Granted	5,099	2.97	1,808	6.39	3,495	3.24
Exercised	—	—	(376)	4.37	—	—
Expired	(163)	12.50	(191)	12.50	(236)	12.91
Forfeited	(954)	7.41	(1,271)	8.17	(2,557)	6.78
Outstanding at end of year	12,349	5.10	8,367	6.80	8,397	7.12
Exercisable at end of year	5,747	$7.00	5,032	$7.99	4,684	$9.48

The weighted average estimated grant date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 were $2.30, $4.85 and $2.35, respectively.  The total intrinsic value of stock options exercised during the year ended December 31, 2022 was $0.  The weighted average remaining contractual term of stock options outstanding and exercisable was 7.2 and 5.3 years, respectively, as of December 31, 2022.  At December 31, 2022, the aggregate intrinsic value of the outstanding stock options was $0.1 million. At December 31, 2022, the intrinsic value of exercisable stock options was $0.

Stock Bonus and Restricted Stock Unit Activity:

During the years ended December 31, 2022, 2021 and 2020, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. These restricted stock units vest in three annual installments. The total fair value of shares vested in 2022, 2021 and 2020 was $2.9 million, $8.7 million and $3.2 million, respectively.

During the years ended December 31, 2022, 2021 and 2020, Lexicon granted its non-employee directors 74,416, 32,192 and 85,104 restricted stock units, respectively. The restricted stock granted in 2022, 2021 and 2020 had weighted average grant date fair values of $1.77, $5.04 and $1.86 per share, respectively. Vesting of restricted stock units occurs on the first anniversary of the grant date.

The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2021	1,854	$5.16
Granted	2,185	3.15
Vested	(1,012)	4.86
Forfeited	(279)	4.03
Outstanding at December 31, 2022	2,748	$3.78

During the year ended December 31, 2022, the Company issued $6.3 million of Treasury shares in lieu of issuing additional authorized common shares in order to satisfy the annual vesting of restricted stock units for its employees and officers.

Aggregate Shares Reserved for Issuance

As of December 31, 2022, an aggregate of 15,096,609 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 8,160,575 additional shares were available for future grants under Lexicon’s equity incentive plans.  The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises.

12. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  Beginning in 2000, the Company was required to match employee contributions according to a specified formula.  The matching contributions totaled $0.7 million, $0.4 million and $0.9 million in the years ended December 31, 2022, 2021 and 2020, respectively.  Company contributions are vested based on the employee’s years of service, with full vesting after four years of service.

13. Asset Sale
In September 2020, the Company completed the sale of its XERMELO product and related assets (the “XERMELO sale”) to TerSera pursuant to an Asset Purchase and Sale Agreement entered into in July 2020. The final consideration paid by TerSera was $160.0 million and the net gain recognized in connection with the XERMELO sale was $132.6 million. The gain is reflected on the consolidated statement of comprehensive loss for the year ended December 31, 2020. For the year ended December 31, 2020, the pretax net loss on the consolidated statement of comprehensive loss for the Company’s XERMELO operations was $12.2 million.
As a result of the XERMELO sale, the Company implemented a reduction in force which reduced its workforce by approximately fifty percent. The Company incurred and recognized severance charges of approximate $5.5 million. Of this charge, $2.5 million was recorded in research and development expense and $3.0 million was recorded in selling, general and administrative expense in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2020.

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

Ipsen. In October 2014, Lexicon entered into a License and Collaboration Agreement, which was subsequently amended in March 2015 (collectively, the “Ipsen Agreement”), with Ipsen for the development and commercialization of XERMELO outside of the United States and Japan (the “Licensed Territory”). Revenue for the year ended December 31, 2020 included $0.3 million of royalties from Ipsen and $1.3 million from sales of bulk tablets of XERMELO to Ipsen. The Ipsen Agreement was assigned to TerSera in September 2020 in connection with the XERMELO sale.

15. Other Capital Agreements

Common Stock: In December 2020, Lexicon sold 20,312,500 shares of its common stock at a price of $3.20 per share in a registered direct offering pursuant to an existing shelf registration statement. Sale of the shares resulted in net proceeds of $63.0 million, after deducting underwriting discounts and commissions of $1.8 million and offering expenses of $0.2 million. The investors in the offering were Artal International S.C.A., an affiliate of Invus, L.P., the Company’s largest stockholder, and BVF Partners L.P. and certain affiliates of BVF Partners L.P. All of the net proceeds of the registered direct offering are reflected as issuance of common stock in the accompanying financial statements.

In October 2020, Lexicon entered into an Open Market Sale AgreementSM (the “sales agreement”) with Jefferies LLC (“Jefferies”) relating to the shares of its common stock. Under the sales agreement, Lexicon was able to offer and sell common stock having an aggregate sales price of up to $50.0 million from time to time through Jefferies acting as its sales agent. In November 2020, Lexicon sold 3,709,233 shares of its common stock at a price of $1.992 per share pursuant to the sales agreement, resulting in net proceeds of $7.0 million. In January 2021, Lexicon sold 2,000,000 shares of its common stock at a price of $8.463 per share pursuant to the sales agreement, resulting in net proceeds of $16.4 million. In August and September 2021, Lexicon sold an aggregate of 4,176,953 shares of its common stock at a price of $4.732 per share pursuant to the sales agreement, resulting in net proceeds of $19.1 million. The net proceeds from each of these sales are reflected as issuances of common stock in the accompanying financial statements.

In August 2022, Lexicon sold an aggregate of 39,100,000 shares of its common stock at a price of $2.50 per share in a public offering and concurrent private placement to two affiliates of Invus, L.P., resulting in net proceeds of $94.2 million, after deducting underwriting discounts and commissions and offering expenses.