Form 10-Q
period 2023-03-31
LEXICON PHARMACEUTICALS, INC.
filed 2023-05-04
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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

As of May 2, 2023, 189,561,819 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo are registered trademarks of Lexicon Pharmaceuticals, Inc.

——————

Factors Affecting Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Part II, Item 1A. - Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2022, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31,	As of December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$26,001	$46,345
Short-term investments	79,936	92,012
Accounts receivable	261	28
Prepaid expenses and other current assets	3,348	2,481
Total current assets	109,546	140,866
Property and equipment, net of accumulated depreciation and amortization of $4,096 and $3,984, respectively	2,207	2,071
Goodwill	44,543	44,543
Operating lease right-of-use-assets	6,420	6,819
Total assets	$162,716	$194,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,311	$10,395
Accrued liabilities	10,060	12,777
Total current liabilities	20,371	23,172
Long-term debt, net of issuance costs	48,845	48,579
Long-term operating lease liabilities	5,454	5,424
Total liabilities	74,670	77,175
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000 shares authorized; 190,430 and 189,214 shares issued, respectively	190	189
Additional paid-in capital	1,712,558	1,709,144
Accumulated deficit	(1,621,654)	(1,589,720)
Accumulated other comprehensive loss	(163)	(428)
Treasury stock, at cost, 868 and 488 shares, respectively	(2,885)	(2,061)
Total stockholders’ equity	88,046	117,124
Total liabilities and stockholders’ equity	$162,716	$194,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Royalties and other revenue	$24	$37
Operating expenses:
Research and development, including stock-based compensation of $1,203 and $1,032, respectively	12,026	14,926
Selling, general and administrative, including stock-based compensation of $2,212 and $1,740, respectively	19,140	8,491
Total operating expenses	31,166	23,417
Loss from operations	(31,142)	(23,380)
Interest expense	(1,821)	(110)
Interest and other income, net	1,029	14
Net loss	$(31,934)	$(23,476)
Net loss per common share, basic and diluted	$(0.17)	$(0.16)

Shares used in computing net loss per common share, basic and diluted	189,014	149,150

Other comprehensive loss:
Unrealized gain (loss) on investments	265	(27)
Comprehensive loss	$(31,669)	$(23,503)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2021	150,082	$150	$1,608,749	$(1,487,776)	$(10)	$(7,518)	$113,595
Stock-based compensation	—	—	2,772	—	—	—	2,772
Issuance of equity classified warrants	—	—	698	—	—	—	698
Issuance of treasury stock	—	—	(6,321)	—	—	6,321	—
Repurchase of common stock	—	—	—	—	—	(864)	(864)
Net loss	—	—	—	(23,476)	—	—	(23,476)
Unrealized loss on investments	—	—	—	—	(27)	—	(27)
Balance at March 31, 2022	150,082	$150	$1,605,898	$(1,511,252)	$(37)	$(2,061)	$92,698

Balance at December 31, 2022	189,214	$189	$1,709,144	$(1,589,720)	$(428)	$(2,061)	$117,124
Stock-based compensation	—	—	3,415	—	—	—	3,415
Issuance of common stock under Equity Incentive Plans	1,216	1	(1)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(824)	(824)
Net loss	—	—	—	(31,934)	—	—	(31,934)
Unrealized gain on investments	—	—	—	—	265	—	265
Balance at March 31, 2023	190,430	$190	$1,712,558	$(1,621,654)	$(163)	$(2,885)	$88,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,934)	$(23,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	109
Stock-based compensation	3,415	2,772
Amortization of debt issuance costs	265	25
Changes in operating assets and liabilities:
Increase in accounts receivable	(234)	(23)
(Increase) decrease in prepaid expenses and other current assets	(867)	273
Decrease in operating lease right-of-use-assets	400	207
Decrease in accounts payable and other liabilities	(2,770)	(3,308)
Net cash used in operating activities	(31,613)	(23,421)
Cash flows from investing activities:
Purchases of property and equipment	(248)	(76)
Purchases of investments	(28,864)	(17,816)
Maturities of investments	41,205	13,484
Net cash provided by (used in) investing activities	12,093	(4,408)
Cash flows from financing activities:
Repurchase of common stock	(824)	(864)
Proceeds from debt borrowings, net of fees	—	24,148
Net cash (used in) provided by financing activities	(824)	23,284
Net decrease in cash and cash equivalents	(20,344)	(4,545)
Cash and cash equivalents at beginning of period	46,345	64,065
Cash and cash equivalents at end of period	$26,001	$59,520

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,556	$85

Supplemental disclosure of non-cash investing and financing activities:
Issuance of equity classified warrants	$—	$698
Issuance of treasury stock	$—	$6,321
Recognition of exit fee liability related to debt borrowings	$—	$1,500

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023.

The accompanying condensed consolidated financial statements include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation.
For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.
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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of March 31, 2023 and December 31, 2022, short-term investments consisted of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are classified as available-for-sale securities and are carried at fair value, based on quoted market prices of the securities.  The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security. The Company does not intend to sell any of its available-for-sale securities prior to their maturity dates. Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Accrued liabilities: Accrued liabilities consisted of the following:

	As of March 31,	As of December 31,
	2023	2022
	(in thousands)
Accrued research and development services	$3,937	$3,252
Accrued compensation and benefits	4,348	7,830
Short term lease liability	1,291	1,291
Other	484	404
Total accrued liabilities	$10,060	$12,777

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

In agreements that include development milestones, the Company evaluates at contract inception whether development milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the associated development milestone value is included in the transaction price. Development milestones that are not within the control of the Company or the licensee, including those requiring regulatory approval, are not considered probable of being achieved until those milestones are achieved. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue when (or as) the performance obligation is satisfied. At the end of each reporting period, the Company re-evaluates the probability of achievement of the development milestones and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment.

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

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for stock options granted in the three months ended March 31, 2023 and 2022:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2023:
Employees	112%	4.1%	4	—%
Officers and non-employee directors	98%	3.9%	6	—%
March 31, 2022:
Employees	104%	1.8%	4	—%
Officers and non-employee directors	91%	1.9%	7	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2022	12,349	$5.10
Granted	5,077	2.43
Expired	(129)	14.83
Forfeited	(170)	3.65
Outstanding at March 31, 2023	17,127	4.25
Exercisable at March 31, 2023	6,877	$6.20

During the three months ended March 31, 2023, Lexicon granted its employees annual restricted stock units. Outstanding employee restricted stock units vest in three annual installments. The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2022	2,748	$3.78
Granted	4,070	2.43
Vested	(1,216)	3.92
Forfeited	(112)	2.94
Outstanding at March 31, 2023	5,490	$2.77

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock warrants, stock options and restricted stock units are not included because they are antidilutive.

2.           Recent Accounting Pronouncements
We do not expect that any recently issued accounting pronouncements will have a material impact on our financial statements.

3.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2023 and December 31, 2022 are as follows:

	As of March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$26,000	$1	$—	$26,001
Securities maturing within one year:
U.S. treasury securities	70,894	9	(142)	70,761
Corporate debt securities	9,206	—	(31)	9,175
Total short-term investments	$80,100	$9	$(173)	$79,936
Total cash and cash equivalents and investments	$106,100	$10	$(173)	$105,937

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$46,345	$—	$—	$46,345
Securities maturing within one year:
U.S. treasury securities	74,022	—	(342)	73,680
Corporate debt securities	18,418	—	(86)	18,332
Total short-term investments	$92,440	$—	$(428)	$92,012
Total cash and cash equivalents and investments	$138,785	$—	$(428)	$138,357

There were no realized losses during either of the three month periods ended March 31, 2023 and 2022, respectively.
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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of March 31, 2023 and December 31, 2022.

	Assets and Liabilities at Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$26,001	$—	$—	$26,001
Short-term investments	70,761	9,175	—	79,936
Total cash and cash equivalents and investments	$96,762	$9,175	$—	$105,937

	Assets and Liabilities at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$46,345	$—	$—	$46,345
Short-term investments	73,680	18,332	—	92,012
Total cash and cash equivalents and investments	$120,025	$18,332	$—	$138,357

The Company did not have any Level 3 assets or liabilities as of March 31, 2023 or December 31, 2022. Transfers between levels are recognized at the actual date of the circumstance that caused the transfer. There were no transfers between Level 1 and Level 2 during the periods presented.
Refer to Note 5, Debt Obligations, for fair value measurements of debt obligations.

5.          Debt Obligations
Oxford Term Loans. In March 2022, Lexicon and one of its subsidiaries entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) that provides up to $150 million in borrowing capacity (the “Oxford Term Loans”) available in four tranches, each maturing in March 2027. Monthly interest-only payments are due during an initial 36-month period, which may be extended at Lexicon’s option to 48 months if Lexicon maintains compliance with financial covenants relating to net sales of sotagliflozin following regulatory approval and minimum cash balance requirements following funding of the third tranche. The interest-only period will be followed by an amortization period extending through the maturity date.
The first $25 million tranche was funded at closing. The second $25 million tranche was funded on December 30, 2022. The loan and security agreement was amended on May 1, 2023, to increase the amount available for draw under the third tranche from $50 million to $75 million and decrease the amount available for draw under the fourth tranche from $50 million to $25 million. The third tranche is available for draw at Lexicon’s option prior to June 30, 2023, but within 60 days of U.S. regulatory approval of sotagliflozin for heart failure. An unused fee will be due in the event Lexicon does not draw the full amount available under the third tranche. The fourth tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only period.
Concurrent with the funding of the first tranche, Lexicon granted Oxford a warrant to purchase 420,673 shares of Lexicon’s common stock at an exercise price of $2.08 per share. Concurrent with the funding of the second tranche, Lexicon granted Oxford a warrant to purchase 224,128 shares of Lexicon’s common stock at an exercise price of $1.95 per share. The loan and security agreement provides that, upon funding of the third tranche, Lexicon will grant Oxford a warrant to purchase shares of its common stock having a value equal to 0.875% of such tranche, as determined by reference to a 10-day average closing price of the shares, and having an exercise price equal to such average closing price. All warrants are exercisable for five years from their respective grant dates and feature a net cashless exercise provision. The warrants that have been issued in connection with the funding of the first and second tranches are classified as equity instruments.
The Oxford Term Loans bear interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%, subject to additional interest if an event of default occurs and is continuing. As of March 31, 2023, the interest rate was 12.57%. If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the loan and security agreement to be immediately due and payable. Lexicon may prepay the Oxford Term Loans in whole at its option at any time. Any prepayment of the Oxford Term Loans is subject to prepayment fees for up to three years after the funding of each tranche of the loans. A final payment exit fee equal to 6% of the amount funded under the Oxford Term Loans is due upon prepayment or maturity, which final payment will be adjusted to 7% of the amount funded upon extension of the interest-only payment period. The final payment exit fee of $1.5 million was recorded once for each tranche as a debt discount on the funding date.

As of March 31, 2023, the balance of the debt discount was $4.2 million which offsets long-term debt on the condensed consolidated balance sheet. During the three months ended March 31, 2023, the Company recognized interest expense of $1.8 million. As of March 31, 2023, the carrying value of the Oxford Term Loans was $48.8 million. The carrying value of the Oxford Term Loans approximates its fair value, as the loans bear interest at a rate that approximates prevailing market rates for instruments with similar characteristics. The fair value of the Oxford Term Loans is determined under Level 2 in the fair value hierarchy.

Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. In addition to the financial covenants, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Company was in compliance with its debt covenants as of March 31, 2023.

6.            Commitments and Contingencies

Operating Lease Obligations:  Lexicon’s operating leases include office space in The Woodlands, Texas and Bridgewater, New Jersey and will expire in August 2025 and January 2034, respectively.

As of March 31, 2023 and December 31, 2022, the right-of-use assets for the office space leases had a balance of $6.4 million and $6.8 million, respectively, which is included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current and long-term liabilities as of March 31, 2023, relating to the leases were $1.3 million and

$5.5 million, respectively, which are included in accrued liabilities and long-term operating lease liabilities in the condensed consolidated balance sheet, respectively. Current and long-term liabilities as of December 31, 2022, relating to the leases were $1.3 million and $5.4 million, respectively, which are included in accrued liabilities and long-term operating lease liabilities in the condensed consolidated balance sheet, respectively. During each of the three months ended March 31, 2023 and 2022, the Company incurred lease expense of $0.4 million.

During the three months ended March 31, 2023 and 2022, the Company made cash payments for lease liabilities of $0.1 million and $0.3 million, respectively. As of March 31, 2023 and December 31, 2022, the weighted-average remaining lease terms were 9.4 years and 9.5 years, respectively, with weighted-average discount rates of 9.6% and 9.6%, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at March 31, 2023:

(in thousands)
2023	$673
2024	1,378
2025	1,220
2026	865
2027	881
Thereafter	5,644
Total undiscounted operating lease liability	10,661
Less: amount of lease payments representing interest	(3,916)
Present value of future lease payments	6,745
Less: short-term operating lease liability	(1,291)
Long-term operating lease liability	$5,454

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

Since our inception, we have incurred significant losses and, as of March 31, 2023, we had an accumulated deficit of $1.6 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2023	2022
Total research and development expense	$12.0	$14.9
Dollar decrease	$(2.9)
Percentage decrease	(19)%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•Third-party and other services – Third-party and other services for the three months ended March 31, 2023 decreased 42% to $5.5 million as compared to the corresponding period in 2022 primarily due to decreases in external research development costs and professional and consulting fees relating to preparations for the submission of our application for regulatory approval to market sotagliflozin in the United States for heart failure. Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing.

•Personnel – Personnel costs for the three months ended March 31, 2023 increased 24% to $4.0 million as compared to the corresponding period in 2022, primarily due to higher employee salaries and benefit costs as a result of increasing headcount. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended March 31, 2023 increased 17% to $1.2 million as compared to the corresponding period in 2022, primarily due to increased headcount.

•Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2023 and 2022 were $0.4 million and $0.3 million, respectively.

•Other – Other costs for each of the three months ended March 31, 2023 and 2022 were $1.0 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2023	2022
Total selling, general and administrative expense	$19.1	$8.5
Dollar increase	$10.6
Percentage increase	124%
Selling, general and administrative expenses consist primarily of personnel costs to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended March 31, 2023 increased 213% to $7.1 million as compared to the corresponding period in 2022, primarily due to higher marketing and professional fees.

•Personnel – Personnel costs for the three months ended March 31, 2023 increased 131% to $7.7 million as compared to the corresponding period in 2022, primarily due to higher employee salaries and benefit costs as a result of increasing headcount during 2023 in preparation for commercialization of sotagliflozin. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended March 31, 2023 increased 27% to $2.2 million as compared to the corresponding period in 2022 due to increasing headcount in the current period.

•Facilities and equipment – Facilities and equipment costs for the three months ended March 31, 2023 and 2022 were $0.4 million and $0.3 million, respectively.

•Other – Other costs for the three months ended March 31, 2023 increased to $1.7 million from $0.9 million in the corresponding period in 2022, primarily due to travel, training and software licenses in preparation for commercialization of sotagliflozin.

Interest Expense and Interest and Other Income, Net
Interest Expense. Interest expense was $1.8 million during the three months ended March 31, 2023, due to the Oxford debt financings during March and December of 2022.

Interest and Other Income (Expense), Net. Interest and other income, net increased to $1.0 million during the three months ended March 31, 2023 from the corresponding period in 2022.

Net Loss and Net Loss per Common Share
Net loss and Net loss per Common Share. Net loss was $31.9 million, or $0.17 per share, in the three months ended March 31, 2023 as compared to a net loss of $23.5 million, or $0.16 per share, in the corresponding period in 2022.
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

As of March 31, 2023, we had $105.9 million in cash, cash equivalents and short-term investments. As of December 31, 2022, we had $138.4 million in cash, cash equivalents and short-term investments. We used cash of $31.6 million from operations in the three months ended March 31, 2023. This consisted primarily of the net loss for the period of $31.9 million and a net decrease in operating liabilities net of assets of $3.5 million, partially offset by non-cash charges of $3.4 million related to stock-based compensation expense. Investing activities provided cash of $12.1 million in the three months ended March 31, 2023, primarily due to net maturities of investments. Financing activities used cash of $0.8 million to repurchase common stock in satisfaction of tax withholding obligations of recipients of vested restricted stock units granted under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.
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
Under our drug discovery alliance with Bristol-Myers Squibb, we will be required to make a milestone payment of $5 million upon dosing of the first patient in a Phase 3 clinical trial of LX9211.
Facilities. In February 2021, we leased a 25,000 square-foot office space in The Woodlands, Texas. The term of the sublease extends from March 1, 2021 through August 31, 2025, and provides for escalating yearly base rent payments starting at $506,000 and increasing to $557,000 in the final year of the lease.
In July 2022, our subsidiary, Lexicon Pharmaceuticals (New Jersey), Inc., leased a 22,000 square-foot office space in Bridgewater, New Jersey. The term of the lease extends from February 2023 through January 2034 and provides for escalating yearly base rent payments starting at $820,000 and increasing to $986,000 in the final year of the lease.
Our future capital requirements will be substantial and will depend on many factors, including the success of our planned commercial launch of sotagliflozin in heart failure, if approved; the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; the amount and timing of our research, development and commercialization expenditures; the resources we devote to developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to continue to devote substantial capital resources to prepare for the commercialization of sotagliflozin, if approved; to successfully complete our nonclinical and clinical development efforts with respect to sotagliflozin, LX9211 and our other drug candidates; and for other general corporate activities. We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our currently planned operations for at least the next 12 months from the date of this report. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. If we are unable to obtain adequate financing when needed, we may have to delay or reduce the scope of one or more of our clinical trials, or research and development programs. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.
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
We had approximately $105.9 million in cash and cash equivalents and short-term investments as of March 31, 2023. We believe that the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months. We are subject to interest rate sensitivity on our outstanding Oxford Term Loans as they contain a floating rate tied to the 30-day LIBOR rate. The Oxford Term Loans interest is payable in cash monthly and matures in March 2027, unless earlier repaid in accordance with their terms.

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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•If we are unable to establish an effective sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize any products that we or our collaborators may develop.

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

•    The outbreak of the novel coronavirus, or COVID-19, has had an adverse impact on our business operations and clinical trials and it could continue to adversely affect our business in the future.

Risks Related to Our Capital Requirements and Financial Results

•    We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our research and development programs.  If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.

•    We do not have sufficient capital to support a full Phase 3 development program for LX9211 in neuropathic pain. If we are unable to establish a strategic collaboration or other arrangement for that purpose, our capital needs will be substantially higher and we may be unable to obtain financing sufficient to fund Phase 3 development of LX9211 in neuropathic pain on acceptable terms, or at all, and may be required to reduce the scope of any such Phase 3 development program.

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

Risks Related to Our Relationships with Third Parties

•    We depend on our ability to establish collaborations with pharmaceutical and biotechnology companies for the development and commercialization of our drug candidates. If we are unable to establish such collaborations, or if pharmaceutical products are not successfully and timely developed and commercialized under such collaborations, our opportunities to generate revenues from our other drug candidates will be greatly reduced.

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

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2023	—		$—		—	—
February 1-28, 2023	379,768	(1)	$2.17	(2)	—	—
March 1-31, 2023	—		$—		—	—

(1)     Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2020, February 2021 and February 2022 under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.

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

Item 6.  Exhibits

Exhibit No.		Description
10.1	—	2017 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated April 27, 2023 and incorporated by reference herein).
10.2	—	2017 Non-Employee Directors’ Equity Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8‑K dated April 27, 2023 and incorporated by reference herein).
†10.3	—
Second Amendment to Loan and Security Agreement, dated May 1, 2023, with Oxford Finance, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated May 1, 2023 and incorporated by reference herein).

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

Lexicon Pharmaceuticals, Inc.

Date:	May 4, 2023	By:	/s/ Lonnel Coats
Lonnel Coats
Chief Executive Officer

Date:	May 4, 2023	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
President and Chief Financial Officer