Form 10-Q
period 2023-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2023-08-04
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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

As of August 1, 2023, 244,924.695 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of June 30,	As of December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$102,271	$46,345
Short-term investments	154,468	92,012
Accounts receivable	685	28
Inventory	172	—
Prepaid expenses and other current assets	6,124	2,481
Total current assets	263,720	140,866
Property and equipment, net of accumulated depreciation and amortization of $4,240 and $3,984, respectively	2,202	2,071
Goodwill	44,543	44,543
Operating lease right-of-use-assets	6,259	6,819
Total assets	$316,724	$194,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,501	$10,395
Accrued liabilities	15,608	12,777
Total current liabilities	26,109	23,172
Long-term debt, net	98,772	48,579
Long-term operating lease liabilities	5,482	5,424
Total liabilities	130,363	77,175
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 245,792.668 and 189,213.948 shares issued, respectively	245	189
Additional paid-in capital	1,855,659	1,709,144
Accumulated deficit	(1,666,558)	(1,589,720)
Accumulated other comprehensive loss	(100)	(428)
Treasury stock, at cost, 867.973 and 488.205 shares, respectively	(2,885)	(2,061)
Total stockholders’ equity	186,361	117,124
Total liabilities and stockholders’ equity	$316,724	$194,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net product revenue	$291	$—	$291	$—
Royalties and other revenue	26	35	49	72
Total revenues	317	35	340	72
Operating expenses:
Cost of sales	8	—	8	—
Research and development, including stock-based compensation of $1,302, $1,098, $2,505 and $2,130, respectively	14,541	13,356	26,567	28,282
Selling, general and administrative, including stock-based compensation of $2,513, $1,734, $4,725, and $3,474, respectively	30,008	10,686	49,147	19,177
Total operating expenses	44,557	24,042	75,722	47,459
Loss from operations	(44,240)	(24,007)	(75,382)	(47,387)
Interest expense	(1,960)	(703)	(3,781)	(813)
Interest and other income, net	1,296	123	2,325	137
Net loss	$(44,904)	$(24,587)	$(76,838)	$(48,063)
Net loss per common share, basic and diluted	$(0.22)	$(0.16)	$(0.39)	$(0.32)

Shares used in computing net loss per common share, basic and diluted	204,783	149,616	196,942	149,384

Other comprehensive loss:
Unrealized gain (loss) on investments	63	(113)	328	(140)
Comprehensive loss	$(44,841)	$(24,700)	$(76,510)	$(48,203)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2021	150,082	$150	$1,608,749	$(1,487,776)	$(10)	$(7,518)	$113,595
Stock-based compensation	—	—	2,772	—	—	—	2,772
Issuance of equity-classified warrants	—	—	698	—	—	—	698
Issuance of treasury stock	—	—	(6,321)	—	—	6,321	—
Repurchase of common stock	—	—	—	—	—	(864)	(864)
Net loss	—	—	—	(23,476)	—	—	(23,476)
Unrealized gain (loss) on investments	—	—	—	—	(27)	—	(27)
Balance at March 31, 2022	150,082	$150	$1,605,898	$(1,511,252)	$(37)	$(2,061)	$92,698
Issuance of common stock under Equity Incentive Plans	32	—	—	—	—	—	—
Stock-based compensation	—	—	2,832	—	—	—	2,832
Net loss	—	—	—	(24,587)	—	—	(24,587)
Unrealized gain (loss) on investments	—	—	—	—	(113)	—	(113)
Balance at June 30, 2022	150,114	$150	$1,608,730	$(1,535,839)	$(150)	$(2,061)	$70,830

Balance at December 31, 2022	189,214	$189	$1,709,144	$(1,589,720)	$(428)	$(2,061)	$117,124
Stock-based compensation	—	—	3,415	—	—	—	3,415
Issuance of common stock under Equity Incentive Plans	1,216	1	(1)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(824)	(824)
Net loss	—	—	—	(31,934)	—	—	(31,934)
Unrealized gain (loss) on investments	—	—	—	—	265	—	265
Balance at March 31, 2023	190,430	$190	$1,712,558	$(1,621,654)	$(163)	$(2,885)	$88,046
Stock-based compensation	—	—	3,815	—	—	—	3,815
Issuance of equity-classified warrants	—	—	307	—	—	—	307
Issuance of common stock under Equity Incentive Plans	75	—	—	—	—	—	—
Issuance of common stock, net of fees	55,288	55	138,979	—	—	—	139,034
Net loss	—	—	—	(44,904)	—	—	(44,904)
Unrealized gain (loss) on investments	—	—	—	—	63	—	63
Balance at June 30, 2023	245,793	$245	$1,855,659	$(1,666,558)	$(100)	$(2,885)	$186,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(76,838)	$(48,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	216
Stock-based compensation	7,230	5,604
Amortization of debt issuance costs	538	179
Changes in operating assets and liabilities:
Increase in accounts receivable	(657)	(20)
Increase in inventory	(172)	—
Increase in prepaid expenses and other current assets	(3,643)	(732)
Decrease in operating lease right-of-use-assets	561	420
Increase (decrease) in accounts payable and other liabilities	2,995	(5,447)
Net cash used in operating activities	(69,730)	(47,843)
Cash flows from investing activities:
Purchases of property and equipment	(387)	(76)
Purchases of investments	(150,998)	(40,171)
Maturities of investments	88,870	22,191
Net cash used in investing activities	(62,515)	(18,056)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	139,034	—
Repurchase of common stock	(824)	(864)
Proceeds from debt borrowings, net of fees	49,961	24,148
Net cash provided by financing activities	188,171	23,284
Net increase (decrease) in cash and cash equivalents	55,926	(42,615)
Cash and cash equivalents at beginning of period	46,345	64,065
Cash and cash equivalents at end of period	$102,271	$21,450

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,314	$634

Supplemental disclosure of non-cash investing and financing activities:
Issuance of equity-classified warrants	307	698
Issuance of treasury stock	—	6,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023. For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of June 30, 2023 and December 31, 2022, short-term investments consisted of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are available for use in current operations regardless of the stated maturity date of the security and are classified as available-for-sale securities. The short-term investments are carried at fair value, based on quoted market prices of the securities. The Company does not intend to sell any of its available-for-sale securities prior to their maturity dates. Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Inventory: Inventory is comprised of the Company’s approved product that it is commercializing in the United States, INPEFATM (sotagliflozin). Inventories are determined at the lower of cost or market value with cost determined under the specific identification method and consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
	(in thousands)
Raw materials	$—	$—
Work-in-progress	—	—
Finished goods	172	—
Inventory	$172	$—

Accrued liabilities: Accrued liabilities consisted of the following:

	As of June 30,	As of December 31,
	2023	2022
	(in thousands)
Accrued research and development services	$6,071	$3,252
Accrued compensation and benefits	7,566	7,830
Short-term lease liability	1,291	1,291
Other	680	404
Total accrued liabilities	$15,608	$12,777

Revenue Recognition:

Product Revenues. Product revenues consist of U.S. sales of INPEFA. In June 2023, Lexicon began shipping INPEFA to its customers in the U.S. These customers primarily include wholesalers and limited retail pharmacies. The Company has also begun to contract with certain managed care programs or pharmacy benefit managers (PBMs) and has legislatively mandated contracts with the federal and state governments under which rebates are provided based on product utilization. Product revenues are recognized when control is transferred to the customer upon delivery. Product shipping and handling costs are considered a fulfillment activity when control transfers to the Company’s customers and such costs are included in cost of sales.

The Company recognizes product revenue net of applicable estimates of reserves for variable consideration using the most likely amount method. These estimates consider relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. Net product revenue includes variable consideration only to the extent that it is probable that a significant reversal in revenue recognized will not occur in a future period. As necessary, these estimates will be adjusted in the period that such variances to actuals become known. Listed below is a further discussion of these reserves and sales return allowances:

Customer Credits: The Company’s customers are offered various forms of consideration, including allowances, service fees and prompt payment discounts. The Company records allowances, deducts the full amount of prompt payment discounts, and deducts service fees from total product sales when revenues are earned and recognized.

Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program reflecting amounts owed after final dispensing of the product to participants. The Company’s estimates for rebates is based on statutory discount rates, third party market research data and data from sales to its customers. As rebates are generally invoiced and paid in arrears, the Company accrues an estimate of rebates based on the current quarter’s activity, plus any known unpaid prior quarter rebates. If actual future rebates vary from estimates, the Company records adjustments to its net revenue estimates in the period when actual rebates are known.

Chargebacks: Chargebacks are discounts that occur when healthcare providers purchase directly from a wholesaler. Generally, the healthcare providers purchase INPEFA at a discounted price. The wholesaler, in turn, charges back to Lexicon the difference between the price paid by the wholesaler and the discounted price that the wholesaler’s customer pays for that product.

Medicare Part D Coverage Gap: The Medicare Part D prescription drug benefit mandates manufacturers to fund a portion of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. The Company’s estimates for the expected Medicare Part D coverage gap are based on sales data received from a third party and projections based on historical data. As funding of the coverage gap is generally invoiced and paid in arrears, the Company accrues an estimate based on the current quarter’s activity, plus any known unpaid prior quarter estimates. If actual future rebates vary from estimates, the Company records adjustments to its net revenue estimates in the period when actual rebates are known.

Co-payment assistance: Patients with commercial insurance who meet certain eligibility requirements are eligible to receive co-payment assistance. The Company accrues a liability for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Sales returns: The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded based on an assessment of market exclusivity of the product, the patient population, the customers’ return rights and the Company’s historical experience with returns. Because approval is recent and there is a limited number of patients, most customers and retailers carry a limited inventory.

Collaborative Agreements. Revenues under collaborative agreements include both license revenue and contract research revenue. For a further description of the agreements, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

Cost of sales:  Cost of sales consists of third-party manufacturing costs, freight and indirect overhead costs associated with sales of INPEFA. The Company began capitalizing inventory in June 2023 following regulatory approval of INPEFA, as the related costs were expected to be recovered through the commercialization of the product. Costs incurred prior to the approval of INPEFA have been recorded as research and development expense in the condensed consolidated statements of comprehensive loss.

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

Net Loss per Common Share: Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with stock warrants, stock options and restricted stock units are not included because they are antidilutive due to the Company’s net loss.

Recent Accounting Pronouncements. We do not expect that any recently issued accounting pronouncements will have a material impact on our financial statements

2.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2023 and December 31, 2022 are as follows:

	As of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$102,270	$1	$—	$102,271
Securities maturing within one year:
U.S. treasury securities	153,556	9	(108)	153,457
Corporate debt securities	1,013	—	(2)	1,011
Total short-term investments	$154,569	$9	$(110)	$154,468
Total cash and cash equivalents and investments	$256,839	$10	$(110)	$256,739

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$46,345	$—	$—	$46,345
Securities maturing within one year:
U.S. treasury securities	74,022	—	(342)	73,680
Corporate debt securities	18,418	—	(86)	18,332
Total short-term investments	$92,440	$—	$(428)	$92,012
Total cash and cash equivalents and investments	$138,785	$—	$(428)	$138,357

There were no realized losses during either of the six month periods ended June 30, 2023 and 2022, respectively.
3.            Fair Value Measurements

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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of June 30, 2023 and December 31, 2022.

	Assets and Liabilities at Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$102,271	$—	$—	$102,271
Short-term investments	153,457	1,011	—	154,468
Total cash and cash equivalents and investments	$255,728	$1,011	$—	$256,739

	Assets and Liabilities at Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash and cash equivalents	$46,345	$—	$—	$46,345
Short-term investments	73,680	18,332	—	92,012
Total cash and cash equivalents and investments	$120,025	$18,332	$—	$138,357

The fair value of the Oxford Term Loans (see Note 4) is determined under Level 2 in the fair value hierarchy and approximates carrying value as the loans bear interest at a rate that approximates prevailing market rates for instruments with similar characteristics. There were no transfers between Level 1 and Level 2 during the periods presented.

4.          Debt Obligations
Oxford Term Loans. In March 2022, Lexicon and one of its subsidiaries entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) that provides up to $150 million in borrowing capacity (the “Oxford Term Loans”). The loan and security agreement was subsequently amended in August 2022, May 2023 and June 2023. The Oxford Term Loans are available in five tranches, each maturing in March 2027. The first $25 million tranche was funded in March 2022, the second $25 million tranche was funded in December 2022 and the third $50 million tranche was funded on June 28, 2023. The fourth $25 million tranche is available for draw at Lexicon’s option between December 1 and December 31, 2023. The fifth $25 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only period as described below. An unused fee will be due in the event Lexicon does not draw the full amount available under the fourth tranche.
A final payment exit fee equal to 6% of the amount funded under the Oxford Term Loans is due upon prepayment or maturity, which final payment will be adjusted to 7% of the amount funded upon extension of the interest-only payment period. The final payment exit fee of $6.0 million as of June 30, 2023, in the aggregate for the three borrowed tranches, is recorded as a debt discount on the condensed consolidated balance sheet.
Concurrent with the funding of each of the first three tranches, Lexicon granted Oxford warrants to purchase 420,673 shares of Lexicon’s common stock at an exercise price of $2.08 per share, 224,128 shares of Lexicon’s common stock at an exercise price of $1.95 per share and 183,824 shares of Lexicon’s common stock at an exercise price of $2.38 per share, respectively. Subject to and upon funding of the fourth tranche, Lexicon will grant Oxford a warrant to purchase shares of its common stock having a value equal to 1.75% of such tranche, as determined by reference to a 10-day average closing price of the shares, and having an exercise price equal to such average closing price. All warrants are exercisable for five years from their respective grant dates and feature a net cashless exercise provision. The Company allocated the proceeds from each term loan tranche to the corresponding warrant using the relative fair value method and used the Black-Scholes model to calculate the fair value of the warrants. The warrants that have been issued in connection with the funding of each tranche reduced the carrying value of long-term debt and are separately classified as equity instruments on the condensed consolidated balance sheet.
As of June 30, 2023, the carrying value of the Oxford Term Loans on the condensed consolidated balance sheet was $98.8 million, reflecting as a discount of $7.2 million to the face value of long-term debt for the final payment exit fee, the warrant fair value, and debt issuance costs, which are being amortized into interest expense throughout the life of the term loan using the effective interest rate method.
Monthly interest-only payments are due during an initial 36-month period from the original March 2022 borrowing date, which may be extended at Lexicon’s option to 48 months if Lexicon maintains compliance with financial covenants relating to (i) net sales of INPEFA following regulatory approval and, (ii) minimum cash balance requirements if Lexicon draws the fourth tranche and following its funding. The interest-only period will be followed by an amortization period extending through the maturity date. Payments of $34.8 million, $52.2 million, and $19.0 million, including debt principal and final exit fee payments, will be due during the fiscal years ended December 31, 2025, December 31, 2026 and December 31, 2027, respectively, with respect to all borrowed loan tranches as of June 30, 2023.
Prior to the June 2023 amendment to the loan and security agreement, the Oxford Term Loans bore interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%, subject to additional interest if an event of default occurs and is continuing. Following such amendment, the floating interest rate is based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second tranches and 7.00% for the third and fourth tranches. As of June 30, 2023, the weighted average interest rate was 12.7%. During the six months ended June 30, 2023, the Company recognized interest expense of $3.8 million, including $0.5 million in amortization of discount and related debt costs.

If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the loan and security agreement to be immediately due and payable. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time. Any prepayment of the Oxford Term Loans is subject to prepayment fees for up to three years after the funding of each tranche of the loans.
Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. In addition to the financial covenants, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Company was in compliance with its debt covenants as of June 30, 2023.

5.            Commitments and Contingencies

Operating Lease Obligations:  Lexicon’s operating leases include office space in The Woodlands, Texas and Bridgewater, New Jersey and will expire in August 2025 and January 2034, respectively. Operating lease right-of-use assets and associated lease liabilities are recorded in the balance sheet at the lease commencement date based on the present value of future lease payments to be made over the expected lease term. As the implicit rate is not determinable in its leases, Lexicon uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Lexicon does not record a right-of-use asset or associated liability for those leases with terms of twelve months or less.

As of June 30, 2023 and December 31, 2022, the right-of-use assets for the office space leases had a balance of $6.3 million and $6.8 million, respectively, which is included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current and long-term liabilities as of June 30, 2023, relating to the leases were $1.3 million and $5.5 million, respectively, which are included in accrued liabilities and long-term operating lease liabilities in the condensed consolidated balance sheet, respectively. Current and long-term liabilities as of December 31, 2022, relating to the leases were $1.3 million and $5.4 million, respectively, which are included in accrued liabilities and long-term operating lease liabilities in the condensed consolidated balance sheet, respectively. During the three and six months ended June 30, 2023 and 2022, the Company incurred lease expense of $0.4 million and $0.8 million and $0.3 million and $0.7 million, respectively.

During the six months ended June 30, 2023 and 2022, the Company made cash payments for lease liabilities of $0.3 million and $0.6 million, respectively. As of June 30, 2023 and December 31, 2022, the weighted-average remaining lease terms were 9.3 years and 9.5 years, respectively, with weighted-average discount rates of 9.6% and 9.6%, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at June 30, 2023:

(in thousands)
2023	$540
2024	1,378
2025	1,220
2026	865
2027	881
Thereafter	5,644
Total undiscounted operating lease liability	10,528
Less: amount of lease payments representing interest	(3,755)
Present value of future lease payments	6,773
Less: short-term operating lease liability	(1,291)
Long-term operating lease liability	$5,482

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

6.     Equity Incentive Awards

Stock-Based Compensation:  The Company recognizes compensation expense in its condensed consolidated statements of comprehensive loss for share-based payments, including stock options and restricted stock units (RSUs) granted to employees, based on their fair values on the date of the grant, with the compensation expense recognized on a straight-line basis over the period in which an employee is required to provide service in exchange for the stock award.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in a change in the assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for stock options granted in the six months ended June 30, 2023 and 2022:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2023
Employees	113%	3.8%	4	—%
Officers and non-employee directors	99%	3.9%	6	—%
June 30, 2022
Employees	106%	2.1%	4	—%
Officers and non-employee directors	91%	1.9%	7	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2023:

	Stock Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2022	12,349	$5.10
Granted	6,825	2.46
Expired	(152)	14.68
Forfeited	(522)	3.78
Outstanding at June 30, 2023	18,500	4.08
Exercisable at June 30, 2023	7,357	$5.94

The following is a summary of restricted stock unit activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2023:

	RSU’s	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2022	2,748	$3.78
Granted	4,199	2.41
Vested	(1,290)	3.80
Forfeited	(230)	2.70
Outstanding at June 30, 2023	5,427	$2.76

7.     Other Capital Agreements

Common Stock: In May 2023, Lexicon sold an aggregate of 55,288,460 shares of its common stock at a price of $2.60 per share in a public offering and concurrent private placement to an affiliate of Invus, L.P., resulting in net proceeds of approximately $139.0 million, after deducting underwriting discounts and commissions and offering expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives. We are devoting most of our resources to the research, development and preparation for commercialization of our most advanced drug candidates:

•We are commercializing INPEFATM (sotagliflozin), an orally-delivered small molecule drug, in the United States to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visit in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease, and other cardiovascular risk factors.
We have also engaged in the development of sotagliflozin in type 1 diabetes, which was the subject of a separate NDA. The FDA issued a complete response letter regarding our NDA for sotagliflozin in type 1 diabetes. At our request, the FDA has issued a public Notice of Opportunity for Hearing on whether there are grounds for denying approval of our NDA and the hearing process is ongoing.

•We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for diabetic peripheral neuropathic pain. We have reported positive results from a Phase 2 clinical trial of LX9211 in diabetic peripheral neuropathic pain and top-line results from a separate Phase 2 clinical trial of LX9211 in post-herpetic neuralgia which demonstrated clear evidence of effect. LX9211 has received Fast Track designation from the FDA for development in diabetic peripheral neuropathic pain.
•We are conducting preclinical research and development and preparing to conduct clinical development of compounds from a number of additional drug programs originating from our internal drug discovery efforts.
INPEFA and compounds from a number of additional drug programs originated from our own internal drug discovery efforts, and LX9211 originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb. Our efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

We have derived substantially all of our revenues from strategic collaborations and other research and development collaborations and technology licenses, as well as from commercial sales of our approved drug products. To date, we have generated a substantial portion of our revenues from a limited number of sources.

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including the success of our commercial launch of INPEFA in the United States; the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; and general and industry-specific economic conditions which may affect research, development and commercialization expenditures.

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

Since our inception, we have incurred significant losses and, as of June 30, 2023, we had an accumulated deficit of $1.7 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Revenues for the three and six months ended June 30, 2023 were approximately $0.3 million, of which over 85 percent was attributable to product revenues recognized from sales of INPEFA following its regulatory approval in May 2023, with remaining revenues attributable to royalties and other sources.
Cost of Sales

Cost of sales during the three and six months ended June 30, 2023 consist of third-party manufacturing costs, freight and indirect overhead costs associated with sales of INPEFA. We began capitalizing inventory subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. The pre-commercialization inventory is expected to be sold over approximately the next two years. As a result, cost of sales will reflect a lower average per unit cost of materials. Costs incurred prior to regulatory approval were recorded as research and development expenses in the condensed consolidated statements of comprehensive loss.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total research and development expense	$14.5	$13.4	$26.6	$28.3
Dollar increase (decrease)	$1.1		$(1.7)
Percentage increase (decrease)	9%		(6)%
Research and development expenses consist primarily of third-party and other services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facility and equipment costs.

•Third-party and other services – Third-party and other services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing. Overall, third-party and other services for the three months ended June 30, 2023 increased 13% to $8.6 million, but decreased 18% to $14.0 million for the six months ended June 30, 2023, as compared to the corresponding periods in 2022. Manufacturing costs and external research development costs increased in both the quarter and six month periods ended June 30, 2023 compared to 2022 in preparation for the launch of sotagliflozin. However, lower professional and consulting fees in 2023 when compared to 2022 relating to preparing the submission of our application for regulatory approval to market INPEFA for heart failure in the United States partially offset the increase in manufacturing costs for the quarter ended June 30, 2023 and more than offset the increase in manufacturing costs for the six months ended June 30, 2023.

•Personnel – Personnel costs for the three months ended June 30, 2023 increased to $3.6 million from $3.5 million, and for the six months ended June 30, 2023 increased to $7.5 million from $6.7 million, as compared to the corresponding periods in 2022. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2023 increased 19% to $1.3 million, and for the six months ended June 30, 2023 increased 18% to $2.5 million, as compared to the corresponding periods in 2022, partially due to increased headcount.

•Facilities and equipment – Facilities and equipment costs for each of the three months ended June 30, 2023 and 2022 were $0.3 million, respectively. Facilities and equipment costs for the six months ended June 30, 2023 and 2022 were $0.7 million and $0.6 million, respectively.

•Other – Other costs for each of the three and six month periods ended June 30, 2023 and 2022 were $0.8 million and $1.8 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total selling, general and administrative expense	$30.0	$10.7	$49.1	$19.2
Dollar increase	$19.3		$29.9
Percentage increase	181%		156%
Selling, general and administrative expenses consist primarily of personnel costs to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facility and equipment costs.

•Personnel – Personnel costs for the three months ended June 30, 2023 increased 239% to $14.3 million, and for the six months ended June 30, 2023 increased 192% to $22.0 million, as compared to the corresponding periods in 2022, primarily due to higher employee salaries and benefit costs as a result of increasing sales force headcount during 2023 in preparation for the commercial launch of INPEFA. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended June 30, 2023 increased 182% to $9.8 million, and for the six months ended June 30, 2023 increased 194% to $16.9 million, as compared to the corresponding periods in 2022, primarily due to higher marketing and professional fees.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2023 increased 45% to $2.5 million, and for the six months ended June 30, 2023 increased 36% to $4.7 million, as compared to the corresponding periods in 2022 due to increasing headcount in the current period.

•Facilities and equipment – Facilities and equipment costs for the three months ended June 30, 2023 and 2022 were $0.5 million and $0.3 million, respectively. Facilities and equipment costs for the six months ended June 30, 2023 and 2022 were $1.0 million and $0.6 million, respectively.

•Other – Other costs for the three months ended June 30, 2023 increased to $2.8 million from $1.0 million, and for the six months ended June 30, 2023 increased to $4.5 million from $1.8 million in the corresponding periods in 2022, primarily due to travel, training and software licenses in preparation for commercialization of sotagliflozin.

Interest Expense and Interest and Other Income, Net
Interest Expense. Interest expense was $2.0 million and $0.7 million during the three months ended June 30, 2023 and 2022, and $3.8 million and $0.8 million during the six months ended June 30, 2023 and 2022, due to the Oxford debt financings during 2022 and 2023.

Interest and Other Income (Expense), Net. Interest and other income, net increased to $1.3 million during the three months ended June 30, 2023 and increased to $2.3 million during the six months ended June 30, 2023 from the corresponding periods in 2022.

Net Loss and Net Loss per Common Share
Net loss and Net loss per Common Share. Net loss was $44.9 million, or $0.22 per share, in the three months ended June 30, 2023 as compared to a net loss of $24.6 million, or $0.16 per share, in the corresponding period in 2022. Net loss was $76.8 million, or $0.39 per share, in the six months ended June 30, 2023 as compared to a net loss of $48.1 million, or $0.32 per share, in the corresponding period in 2022.
Our quarterly operating results have fluctuated in the past and are likely to do so in the future, and we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources
We have financed our operations from inception primarily through sales of common and preferred stock, contract and milestone payments we received under our collaborations and strategic licenses, target validation, database subscription and technology license agreements, product sales, government grants and contracts, and financing under debt and lease arrangements, as well as from commercial sales of our approved drug products. Our loan and security agreement with Oxford provides up to $150 million in borrowing capacity, available in five tranches, under which $100 million has been funded under the first three tranches.
As of June 30, 2023, we had $256.7 million in cash, cash equivalents and short-term investments. As of December 31, 2022, we had $138.4 million in cash, cash equivalents and short-term investments. We used cash of $69.7 million from operations in the six months ended June 30, 2023, largely reflective of the net loss for the period of $76.8 million which included non-cash charges of $7.2 million related to stock-based compensation expense. Investing activities used cash of $62.5 million in the six months ended June 30, 2023, primarily due to net purchases of investments. Financing activities provided cash of $188.2 million, primarily from approximately $139.0 million in net proceeds from the sale of an aggregate of 55,288,460 shares of common stock at a price of $2.60 per share in a public offering and concurrent private placement to an affiliate of Invus, L.P. and $50.0 million in net proceeds from the funding of the third tranche under the Oxford Term Loans, partially offset by $0.8 million to repurchase common stock in satisfaction of tax withholding obligations for vested restricted stock units.
Other commitments. Upon the regulatory approval of sotagliflozin for the treatment of type 1 diabetes in a major market, we will be required to make certain royalty payments, totaling $4.5 million, in three equal annual installments of $1.5 million.
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

Our future capital requirements will be substantial and will depend on many factors, including the success of our commercial launch of INPEFA in the United States; the success of our ongoing nonclinical and clinical development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; the amount and timing of our research, development and commercialization expenditures; the resources we devote to commercializing, developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses. We expect to continue to devote substantial capital resources to the commercialization of sotagliflozin; to successfully complete our planned nonclinical and clinical development efforts with respect to LX9211 and our other drug candidates; and for other general corporate activities. We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our currently planned operations for at least the next 12 months from the date of this report. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. If we are unable to obtain adequate financing when needed, we may have to delay or reduce the scope of one or more of our clinical trials, or commercialization and research and development programs. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.
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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We had approximately $256.7 million in cash and cash equivalents and short-term investments as of June 30, 2023. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.
We are subject to interest rate sensitivity on our outstanding Oxford Term Loans as they contain a floating rate tied to the 1-month CME Term SOFR rate. Interest on the Oxford Term Loans is payable in cash monthly and the term loans mature in March 2027, unless earlier repaid in accordance with their terms.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
•We depend heavily on the commercial success of INPEFA in heart failure. If we do not achieve commercial success with INPEFA, our business will suffer and our stock price will likely decline.

•We depend heavily on our ability to successfully complete late-stage development of LX9211 in diabetic peripheral neuropathic pain. If we fail to successfully complete such late-stage development, our business will suffer and our stock price will likely decline.

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

•The commercial success of INPEFA and any other products that we or our collaborators may develop will depend upon the degree of market acceptance among physicians, patients, health care payers and the medical community.

•If our sales force, marketing infrastructure and distribution capabilities are unsuccessful, we will not be able to successfully commercialize INPEFA and any other products that we or our collaborators may develop.

•If we are unable to obtain adequate coverage and reimbursement from third-party payers for INPEFA and any other products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.

•If we are unable to manufacture INPEFA and any other products that we or our collaborators may develop in commercial quantities, our ability to commercialize such products would be severely impaired.

•We and our collaborators are subject to extensive and rigorous ongoing regulation relating to any products that we or our collaborators may commercialize or develop.

•We are subject to certain healthcare laws, regulation and enforcement; our failure to comply with those laws could have a material adverse effect on our results of operations and financial condition.

•Current healthcare laws and regulations and future legislative or regulatory reforms to the healthcare system may negatively affect our revenues and prospects for profitability.

•    Our competitors may develop products that impair the value of any products that we or our collaborators may commercialize or develop.

•    The outbreak of the novel coronavirus, or COVID-19, historically had an adverse impact on our business operations and clinical trials, and a future novel coronavirus could adversely affect our business in the future.

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

•We lack the capability to manufacture materials for nonclinical studies and clinical trials and commercial supplies for INPEFA and any other products which gain regulatory approval. Our reliance on third parties to manufacture our approved products and drug candidates may harm or delay our research, development and commercialization efforts.

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
Third Amendment to Loan and Security Agreement, dated June 23, 2023, with Oxford Finance, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2023 and incorporated by reference herein).

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

Lexicon Pharmaceuticals, Inc.

Date:	August 4, 2023	By:	/s/ Lonnel Coats
Lonnel Coats
Chief Executive Officer

Date:	August 4, 2023	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
President and Chief Financial Officer