Form 10-Q
period 2023-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2023-11-08
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

As of November 6, 2023, 244,924,695 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo and INPEFA® are registered trademarks of Lexicon Pharmaceuticals, Inc.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of September 30,	As of December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,116	$46,345
Short-term investments	197,311	92,012
Accounts receivable, net	318	28
Inventory	336	—
Prepaid expenses and other current assets	4,291	2,481
Total current assets	223,372	140,866
Property and equipment, net of accumulated depreciation and amortization of $4,391 and $3,984, respectively	2,134	2,071
Goodwill	44,543	44,543
Operating lease right-of-use-assets	5,687	6,407
Other assets	743	412
Total assets	$276,479	$194,299
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,036	$10,395
Accrued liabilities	20,225	12,777
Total current liabilities	32,261	23,172
Long-term debt, net	99,265	48,579
Long-term operating lease liabilities	5,443	5,424
Total liabilities	136,969	77,175
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 245,792,668 and 189,213,948 shares issued, respectively	245	189
Additional paid-in capital	1,859,346	1,709,144
Accumulated deficit	(1,717,083)	(1,589,720)
Accumulated other comprehensive loss	(113)	(428)
Treasury stock, at cost, 867,973 and 488,205 shares, respectively	(2,885)	(2,061)
Total stockholders’ equity	139,510	117,124
Total liabilities and stockholders’ equity	$276,479	$194,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net product revenue	$148	$—	$438	$—
Royalties and other revenue	14	39	64	111
Total revenues	162	39	502	111
Operating expenses:
Cost of sales	7	—	15	—
Research and development, including stock-based compensation of $1,337, $939, $3,842 and $3,069, respectively	17,558	10,557	44,125	38,839
Selling, general and administrative, including stock-based compensation of $2,561, $1,709, $7,286, and $5,183, respectively	32,228	12,577	81,375	31,754
Total operating expenses	49,793	23,134	125,515	70,593
Loss from operations	(49,631)	(23,095)	(125,013)	(70,482)
Interest expense	(3,899)	(864)	(7,680)	(1,677)
Interest and other income, net	3,005	572	5,330	709
Net loss	$(50,525)	$(23,387)	$(127,363)	$(71,450)
Net loss per common share, basic and diluted	$(0.21)	$(0.13)	$(0.60)	$(0.45)

Shares used in computing net loss per common share, basic and diluted	244,925	174,904	213,112	157,984

Other comprehensive loss:
Unrealized (loss) gain on investments	(13)	(341)	315	(481)
Comprehensive loss	$(50,538)	$(23,728)	$(127,048)	$(71,931)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2021	150,082	$150	$1,608,749	$(1,487,776)	$(10)	$(7,518)	$113,595
Stock-based compensation	—	—	2,772	—	—	—	2,772
Issuance of equity-classified warrants	—	—	698	—	—	—	698
Issuance of treasury stock	—	—	(6,321)	—	—	6,321	—
Repurchase of common stock	—	—	—	—	—	(864)	(864)
Net loss	—	—	—	(23,476)	—	—	(23,476)
Unrealized gain (loss) on investments	—	—	—	—	(27)	—	(27)
Balance at March 31, 2022	150,082	$150	$1,605,898	$(1,511,252)	$(37)	$(2,061)	$92,698
Issuance of common stock under Equity Incentive Plans	32	—	—	—	—	—	—
Stock-based compensation	—	—	2,832	—	—	—	2,832
Net loss	—	—	—	(24,587)	—	—	(24,587)
Unrealized gain (loss) on investments	—	—	—	—	(113)	—	(113)
Balance at June 30, 2022	150,114	$150	$1,608,730	$(1,535,839)	$(150)	$(2,061)	$70,830
Stock-based compensation	—	—	2,648	—	—	—	2,648
Issuance of common stock, net of issuance fees	39,100	39	94,229	—	—	—	94,268
Net loss	—	—	—	(23,387)	—	—	(23,387)
Unrealized gain (loss) on investments	—	—	—	—	(341)	—	(341)
Balance at September 30, 2022	189,214	$189	$1,705,607	$(1,559,226)	$(491)	$(2,061)	$144,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2022	189,214	$189	$1,709,144	$(1,589,720)	$(428)	$(2,061)	$117,124
Stock-based compensation	—	—	3,415	—	—	—	3,415
Issuance of common stock under Equity Incentive Plans	1,216	1	(1)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(824)	(824)
Net loss	—	—	—	(31,934)	—	—	(31,934)
Unrealized gain (loss) on investments	—	—	—	—	265	—	265
Balance at March 31, 2023	190,430	$190	$1,712,558	$(1,621,654)	$(163)	$(2,885)	$88,046
Stock-based compensation	—	—	3,815	—	—	—	3,815
Issuance of equity-classified warrants	—	—	307	—	—	—	307
Issuance of common stock under Equity Incentive Plans	75	—	—	—	—	—	—
Issuance of common stock, net of fees	55,288	55	138,979	—	—	—	139,034
Net loss	—	—	—	(44,904)	—	—	(44,904)
Unrealized gain (loss) on investments	—	—	—	—	63	—	63
Balance at June 30, 2023	245,793	$245	$1,855,659	$(1,666,558)	$(100)	$(2,885)	$186,361
Stock-based compensation	—	—	3,898	—	—	—	3,898
Net loss	—	—	—	(50,525)	—	—	(50,525)
Unrealized gain (loss) on investments	—	—	—	—	(13)	—	(13)
Other	—	—	(211)	—	—	—	(211)
Balance at September 30, 2023	245,793	$245	$1,859,346	$(1,717,083)	$(113)	$(2,885)	$139,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(127,363)	$(71,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407	324
Stock-based compensation	11,128	8,252
Amortization of debt-related costs	1,156	396
Other non-cash adjustments	(3,613)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(290)	(26)
Increase in inventories	(336)	—
Increase in prepaid expenses and other current assets	(1,935)	(470)
Decrease in other long-term assets	389	329
Increase (decrease) in accounts payable and other liabilities	9,108	(4,637)
Net cash used in operating activities	(111,349)	(67,282)
Cash flows from investing activities:
Purchases of property and equipment	(470)	(80)
Purchases of investments	(223,241)	(133,363)
Maturities of investments	121,870	38,191
Net cash used in investing activities	(101,841)	(95,252)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	138,823	94,268
Repurchase of common stock	(824)	(864)
Proceeds from debt borrowings, net of fees	49,962	23,899
Net cash provided by financing activities	187,961	117,303
Net decrease in cash and cash equivalents	(25,229)	(45,231)
Cash and cash equivalents at beginning of period	46,345	64,065
Cash and cash equivalents at end of period	$21,116	$18,834

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,767	$1,281

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	—	5,206
Issuance of equity-classified warrants	307	698
Issuance of treasury stock	—	6,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We have made certain reclassification adjustments to conform prior-period amounts to the current presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023. For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

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

Cash, Cash Equivalents and Short-Term Investments: Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of September 30, 2023 and December 31, 2022, short-term investments consisted of U.S. treasury bills and corporate debt securities. The Company’s short-term investments are available for use in current operations regardless of the stated maturity date of the security and are classified as available-for-sale securities. The short-term investments are carried at fair value, based on quoted market prices of the securities. The Company does not intend to sell any of its available-for-sale securities prior to their maturity dates. Unrealized gains and losses on such securities are reported as a separate component of stockholders’ equity.  Net realized gains and losses, interest and dividends are included in interest income.  The cost of securities sold is based on the specific identification method.

Inventory: Inventory is comprised of the Company’s approved product that it is commercializing in the United States, INPEFA® (sotagliflozin). Inventories are determined at the lower of cost or market value with cost determined under the specific identification method.

Revenue Recognition: Product Revenues. Product revenues consist of U.S. sales of INPEFA. In June 2023, Lexicon began shipping INPEFA to its customers in the U.S. These customers primarily include wholesalers and limited retail pharmacies. The Company is in the process of contracting with certain managed care programs or pharmacy benefit managers (PBMs) and has legislatively mandated contracts with the federal and state governments under which rebates are provided based on product utilization. Product revenues are recognized when control is transferred to the customer upon delivery. Product shipping and handling costs are considered a fulfillment activity when control transfers to the Company’s customers and such costs are included in cost of sales.

The Company recognizes product revenue net of applicable estimates of reserves for variable consideration using the expected value method. These estimates consider relevant factors such as current contractual and statutory requirements, industry data and forecasted customer buying and payment patterns. Net product revenue includes variable consideration only to the extent that it is probable that a significant reversal in revenue recognized will not occur in a future period. As necessary, these estimates will be adjusted in the period that such variances to actuals become known. Listed below is a further discussion of these reserves and sales return allowances:

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

2.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2023 and December 31, 2022 are as follows:

	As of September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$21,116	$—	$—	$21,116
Securities maturing within one year:
U.S. treasury securities	191,551	2	(114)	191,439
Corporate debt securities	5,873	—	(1)	5,872
Total short-term investments	$197,424	$2	$(115)	$197,311
Total cash and cash equivalents and investments	$218,540	$2	$(115)	$218,427

	As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$46,345	$—	$—	$46,345
Securities maturing within one year:
U.S. treasury securities	74,022	—	(342)	73,680
Corporate debt securities	18,418	—	(86)	18,332
Total short-term investments	$92,440	$—	$(428)	$92,012
Total cash and cash equivalents and investments	$138,785	$—	$(428)	$138,357

There were no realized losses during either of the nine month periods ended September 30, 2023 and 2022, respectively.
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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following table provides the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of September 30, 2023 and December 31, 2022. There were no transfers between Level 1 and Level 2 during the periods presented.

	Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$21,116	$—	$—	$21,116
Short-term investments	191,439	5,872	—	197,311
Total cash and cash equivalents and investments	$212,555	$5,872	$—	$218,427

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$46,345	$—	$—	$46,345
Short-term investments	73,680	18,332	—	92,012
Total cash and cash equivalents and investments	$120,025	$18,332	$—	$138,357

The fair value of the Oxford Term Loans (see Note 5) is determined under Level 2 in the fair value hierarchy and approximates carrying value as the loans bear interest at a rate that approximates prevailing market rates for instruments with similar characteristics.

4. Supplemental Financial Information

The following tables show the Company’s additional balance sheet information as of September 30, 2023 and December 31, 2022:

	As of September 30,	As of December 31,
	2023	2022
	(in thousands)
Inventories:
Raw materials	$—	$—
Work-in-progress	167	—
Finished goods	169	—
Inventory	$336	$—

	As of September 30,	As of December 31,
	2023	2022
	(in thousands)
Accrued Liabilities:
Accrued research and development services	$8,596	$3,252
Accrued compensation and benefits	9,767	7,830
Short-term lease liability	1,291	1,291
Other	571	404
Total accrued liabilities	$20,225	$12,777

5.          Debt Obligations
Oxford Term Loans. In March 2022, Lexicon and one of its subsidiaries entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) that provides up to $150 million in borrowing capacity (the “Oxford Term Loans”). The loan and security agreement was subsequently amended in August 2022, May 2023 and June 2023. The Oxford Term Loans are available in five tranches, each maturing in March 2027. The first $25 million tranche was funded in March 2022, the second $25 million tranche was funded in December 2022 and the third $50 million tranche was funded in June 2023. The fourth $25 million tranche is available for draw at Lexicon’s option between December 1 and December 31, 2023. The fifth $25 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only period as described below. An unused fee will be due in the event Lexicon does not draw the full amount available under the fourth tranche.
A final payment exit fee equal to 6% of the amount funded under the Oxford Term Loans is due upon prepayment or maturity, which final payment will be adjusted to 7% of the amount funded upon extension of the interest-only payment period. The final payment exit fee of $6.0 million as of September 30, 2023, in the aggregate for the three borrowed tranches, is recorded as a debt discount on the condensed consolidated balance sheet.
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
As of September 30, 2023, the carrying value of the Oxford Term Loans on the condensed consolidated balance sheet was $99.3 million, reflecting as a discount of $6.7 million to the face value of long-term debt for the final payment exit fee, the warrant fair value, and debt issuance costs, which are being amortized into interest expense throughout the life of the term loan using the effective interest rate method.
Monthly interest-only payments are due during an initial 36-month period from the original March 2022 borrowing date, which may be extended at Lexicon’s option to 48 months if Lexicon maintains compliance with financial covenants relating to (i) net sales of INPEFA following regulatory approval and, (ii) minimum cash balance requirements if Lexicon draws the fourth tranche and following its funding. The interest-only period will be followed by an amortization period extending through the maturity date. Payments of $34.8 million, $52.2 million, and $19.0 million, including debt principal and final exit fee payments, will be due during the fiscal years ended December 31, 2025, December 31, 2026 and December 31, 2027, respectively, with respect to all borrowed loan tranches as of September 30, 2023.
Prior to the June 2023 amendment to the loan and security agreement, the Oxford Term Loans bore interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%, subject to additional interest if an event of default occurs and is continuing. Following such amendment, the floating interest rate is based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second tranches and 7.00% for the third and fourth tranches. As of September 30, 2023, the weighted average interest rate was 12.9%. During the nine months ended September 30, 2023, the Company recognized interest expense of $7.7 million, including $1.0 million in amortization of discount and related debt costs.

If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the loan and security agreement to be immediately due and payable. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time. Any prepayment of the Oxford Term Loans is subject to prepayment fees for up to three years after the funding of each tranche of the loans.
Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. In addition to the financial covenants, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Company was in compliance with its debt covenants as of September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, the right-of-use assets for the office space leases had a balance of $5.7 million and $6.4 million, respectively, which is included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current and long-term liabilities as of September 30, 2023, relating to the leases were $1.3 million and $5.4 million, respectively, which are included in accrued liabilities and long-term operating lease liabilities in the condensed consolidated balance sheet, respectively. Current and long-term liabilities as of December 31, 2022, relating to the leases were $1.3 million and $5.4 million, respectively, which are included in accrued liabilities and long-term operating lease liabilities in the condensed consolidated balance sheet, respectively. During the three and nine months ended September 30, 2023 and 2022, the Company incurred lease expense of $0.4 million and $1.2 million and $0.5 million and $1.2 million, respectively.

During the nine months ended September 30, 2023 and 2022, the Company made cash payments for lease liabilities of $0.5 million and $0.9 million, respectively. As of September 30, 2023 and December 31, 2022, the weighted-average remaining lease terms were 9.1 years and 9.5 years, respectively, with weighted-average discount rates of 9.6% and 9.6%, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at September 30, 2023:

(in thousands)
2023	$338
2024	1,378
2025	1,220
2026	865
2027	881
Thereafter	5,644
Total undiscounted operating lease liability	10,326
Less: amount of lease payments representing interest	(3,592)
Present value of future lease payments	6,734
Less: short-term operating lease liability	(1,291)
Long-term operating lease liability	$5,443

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

7.     Equity Incentive Awards

Stock-Based Compensation:  The Company has stockholder-approved equity incentive plans that permit the grant of stock options, restricted stock unit awards, and other stock-based awards to employees, directors, and consultants of the Company. Compensation expense related to stock options and restricted stock units (RSUs) is determined based on the fair value of the award on the date of the grant and is recognized on a straight-line basis over the vesting period in which an employee is required to provide service. Compensation expense is recorded in research and development expense and selling, general, and administrative expense as noted on the Company’s condensed consolidated statements of comprehensive loss.

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

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock option compensation granted, with the following weighted-average assumptions for stock options granted in the nine months ended September 30, 2023 and 2022:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2023
Employees	93%	3.9%	4	—%
Officers and non-employee directors	100%	3.9%	6	—%
September 30, 2022
Employees	107%	2.4%	4	—%
Officers and non-employee directors	91%	1.9%	7	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2023:

	Stock Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2022	12,349	$5.10
Granted	7,216	2.43
Expired	(152)	14.68
Forfeited	(785)	4.52
Outstanding at September 30, 2023	18,628	4.01
Exercisable at September 30, 2023	7,700	$5.75

The following is a summary of restricted stock unit activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2023:

	RSU’s	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2022	2,748	$3.78
Granted	4,199	2.41
Vested	(1,290)	3.80
Forfeited	(250)	2.73
Outstanding at September 30, 2023	5,407	$2.76

8.     Other Capital Agreements

Common Stock: In June 2023, Lexicon sold an aggregate of 55,288,460 shares of its common stock at a price of $2.60 per share in a public offering and concurrent private placement to an affiliate of Invus, L.P., resulting in net proceeds of approximately $139 million, after deducting underwriting discounts and commissions and offering expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives. We are devoting most of our resources to the commercialization of our approved drug and the research and development of our most advanced drug candidates:

•We are commercializing INPEFA® (sotagliflozin), an orally-delivered small molecule drug, in the United States to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visit in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease, and other cardiovascular risk factors.
We have also engaged in the development of sotagliflozin in type 1 diabetes, which was the subject of a separate NDA. The FDA issued a complete response letter regarding our NDA for sotagliflozin in type 1 diabetes. At our request, the FDA has issued a public Notice of Opportunity for Hearing on whether there are grounds for denying approval of our NDA and the hearing process is ongoing.

•We are developing LX9211, an orally-delivered small molecule drug candidate, as a treatment for diabetic peripheral neuropathic pain. We have reported positive results from a Phase 2 clinical trial of LX9211 in diabetic peripheral neuropathic pain and top-line results from a separate Phase 2 clinical trial of LX9211 in post-herpetic neuralgia which demonstrated clear evidence of effect. We are currently preparing for the initiation of a Phase 2b clinical trial of LX9211 in diabetic peripheral neuropathic pain and LX9211 has received Fast Track designation from the FDA for development in that indication.
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

Since our inception, we have incurred significant losses and, as of September 30, 2023, we had an accumulated deficit of $1.7 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates and significant selling, general and administrative expenses in connection with our commercial launch of INPEFA. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Revenues for the three and nine months ended September 30, 2023 were approximately $0.2 million and $0.5 million, respectively, primarily from product revenues recognized from sales of INPEFA following its regulatory approval in May 2023.
Cost of Sales

Cost of sales during the three and nine months ended September 30, 2023 consist of third-party manufacturing costs, freight and indirect overhead costs associated with sales of INPEFA. We began capitalizing inventory subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. The pre-commercialization inventory is expected to be sold over approximately the next two years. As a result, cost of sales will reflect a lower average per unit cost of materials. Costs incurred prior to regulatory approval were recorded as research and development expenses in the condensed consolidated statements of comprehensive loss.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total research and development expense	$17.6	$10.6	$44.1	$38.8
Dollar increase (decrease)	$7.0		$5.3
Percentage increase (decrease)	66%		14%
Research and development expenses consist primarily of third-party services principally related to nonclinical and clinical development activities, salaries and other personnel-related expenses, stock-based compensation expense, and facilities, equipment, and other costs each of which are described below.

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as nonclinical and clinical studies and contract manufacturing. Overall, third-party services for the three and nine months ended September 30, 2023 increased 131% to $11.3 million and 16% to $25.3 million respectively, as compared to the corresponding periods in 2022 primarily related to increased manufacturing and external research development costs. These costs were partially offset by lower professional and consulting fees in 2023 when compared to costs incurred in 2022 related to preparation of the submission of our application for regulatory approval to market INPEFA for heart failure in the United States.

•Personnel – Personnel costs for the three months ended September 30, 2023 increased to $3.6 million from $3.5 million, and for the nine months ended September 30, 2023 increased to $11.1 million from $10.2 million, as compared to the corresponding periods in 2022. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended September 30, 2023 increased 42% to $1.3 million, and for the nine months ended September 30, 2023 increased 25% to $3.8 million, as compared to the corresponding periods in 2022, partially due to increased headcount.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for each of the three months ended September 30, 2023 and 2022 were $1.3 million and $1.2 million, respectively. For the nine months ended September 30, 2023 and 2022 these costs were $3.8 million and $3.7 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total selling, general and administrative expense	$32.2	$12.6	$81.4	$31.8
Dollar increase	$19.6		$49.6
Percentage increase	156%		156%
Selling, general and administrative expenses consist primarily of personnel costs to support our research and development activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment, and other costs each of which are described further below.

•Personnel – Personnel costs for the three months ended September 30, 2023 increased 244% to $16.1 million, and for the nine months ended September 30, 2023 increased 211% to $38.1 million, as compared to the corresponding periods in 2022, primarily due to higher employee salaries and benefit costs as a result of increased headcount during 2023 in conjunction with the commercial launch of INPEFA that occurred in June 2023. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended September 30, 2023 increased 108% to $10.1 million, and for the nine months ended September 30, 2023 increased 155% to $27.0 million, as compared to the corresponding periods in 2022, primarily due to higher marketing and professional fees in conjunction with the commercial launch of INPEFA.

•Stock-based compensation – Stock-based compensation expenses for the three months ended September 30, 2023 increased 50% to $2.6 million, and for the nine months ended September 30, 2023 increased 41% to $7.3 million, as compared to the corresponding periods in 2022 due to increasing headcount in the current period.

•Facilities, equipment, and other – Facilities, equipment, and other costs for the three months ended September 30, 2023 and 2022 were $3.5 million and $1.3 million, respectively. For the nine months ended September 30, 2023 and 2022 these costs were $8.9 million and $3.7 million. The increase in these costs in 2023 was primarily due to travel, training, and software licensing in conjunction with the commercial launch of INPEFA.

Interest Expense and Interest and Other Income, Net
Interest Expense. Interest expense was $3.9 million and $0.9 million during the three months ended September 30, 2023 and 2022, and $7.7 million and $1.7 million during the nine months ended September 30, 2023 and 2022, due to the Oxford debt financings during 2022 and 2023.

Interest and Other Income (Expense), Net. Interest and other income, net increased to $3.0 million from $0.6 million during the three months ended September 30, 2023 and increased to $5.3 million from $0.7 million during the nine months ended September 30, 2023 from the corresponding periods in 2022.

Net Loss and Net Loss per Common Share
Net loss and Net loss per Common Share. Net loss was $50.5 million, or $0.21 per share, in the three months ended September 30, 2023 as compared to a net loss of $23.4 million, or $0.13 per share, in the corresponding period in 2022. Net loss was $127.4 million, or $0.60 per share, in the nine months ended September 30, 2023 as compared to a net loss of $71.5 million, or $0.45 per share, in the corresponding period in 2022.
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
As of September 30, 2023, we had $218.4 million in cash, cash equivalents and short-term investments. As of December 31, 2022, we had $138.4 million in cash, cash equivalents and short-term investments. We used cash of $111.3 million from operations in the nine months ended September 30, 2023, largely reflective of the net loss for the period of $127.4 million which included non-cash charges of $9.1 million primarily related to stock-based compensation expense. Investing activities used cash of $101.8 million in the nine months ended September 30, 2023, primarily due to net purchases of investments. Financing activities provided cash of $188.0 million, primarily from approximately $139.0 million in net proceeds from the sale of an aggregate of 55,288,460 shares of common stock at a price of $2.60 per share in a public offering and concurrent private placement to an affiliate of Invus, L.P. and $50.0 million in net proceeds from the funding of the third tranche under the Oxford Term Loans, partially offset by $0.8 million to repurchase common stock in satisfaction of tax withholding obligations for vested restricted stock units.
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
We expect to continue to devote substantial capital resources to the commercialization of INPEFA; to successfully complete our planned nonclinical and clinical development efforts with respect to LX9211 and our other drug candidates; and for other general corporate activities. We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our currently planned operations for at least the next 12 months from the date of this report. During or after this period, if cash generated by operations is insufficient to satisfy our liquidity requirements, we will need to sell additional equity or debt securities or obtain additional credit arrangements. If we are unable to obtain adequate financing when needed, we may have to delay or reduce the scope of one or more of our clinical trials, or commercialization and research and development programs. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.
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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We had approximately $218.4 million in cash and cash equivalents and short-term investments as of September 30, 2023. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•    The outbreak of the novel coronavirus, or COVID-19, historically had an adverse impact on our business operations and clinical trials, and another novel coronavirus could adversely affect our business in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

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

Lexicon Pharmaceuticals, Inc.

Date:	November 8, 2023	By:	/s/ Lonnel Coats
Lonnel Coats
Chief Executive Officer

Date:	November 8, 2023	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
President and Chief Financial Officer