Form 10-Q
period 2024-03-31
LEXICON PHARMACEUTICALS, INC.
filed 2024-05-02
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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

As of April 29, 2024, 246,236,753 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo and INPEFA® are registered trademarks of Lexicon Pharmaceuticals, Inc.

——————

Factors Affecting Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Part II, Item 1A. - Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2023, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of March 31,	As of December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$96,494	$22,465
Short-term investments	259,104	147,561
Accounts receivable, net	1,526	1,010
Inventory	514	381
Prepaid expenses and other current assets	7,009	5,130
Total current assets	364,647	176,547
Property and equipment, net of accumulated depreciation and amortization of $4,682 and $4,538, respectively	1,843	1,987
Goodwill	44,543	44,543
Operating lease right-of-use-assets	5,358	5,524
Other assets	828	828
Total assets	$417,219	$229,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,067	$14,389
Accrued liabilities	15,332	17,157
Total current liabilities	23,399	31,546
Long-term debt, net	99,874	99,508
Long-term operating lease liabilities	5,079	5,265
Total liabilities	128,352	136,319
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized
Series A Convertible preferred stock, 2,304,147 and no shares issued, respectively	23	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 247,764,761 and 245,792,668 shares issued, respectively	248	245
Additional paid-in capital	2,108,497	1,862,558
Accumulated deficit	(1,815,236)	(1,766,839)
Accumulated other comprehensive income/(loss)	(50)	31
Treasury stock, at cost, 1,528,008 and 867,973 shares, respectively	(4,615)	(2,885)
Total stockholders’ equity	288,867	93,110
Total liabilities and stockholders’ equity	$417,219	$229,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net product revenue	$1,093	$—
Royalties and other revenue	37	24
Total revenues	1,130	24
Operating expenses:
Cost of sales	31	—
Research and development, including stock-based compensation of $1,594 and $1,203, respectively	14,372	12,026
Selling, general and administrative, including stock-based compensation of $2,708 and $2,212, respectively	32,060	19,140
Total operating expenses	46,463	31,166
Loss from operations	(45,333)	(31,142)
Interest and other expense	(4,948)	(1,821)
Interest income and other, net	1,884	1,029
Net loss	$(48,397)	$(31,934)
Net loss per common share, basic and diluted	$(0.20)	$(0.17)

Shares used in computing net loss per common share, basic and diluted	245,390	189,014

Other comprehensive loss:
Unrealized (loss) gain on investments	(81)	265
Comprehensive loss	$(48,478)	$(31,669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2022	189,214	$189	—	$—	$1,709,144	$(1,589,720)	$(428)	$(2,061)	$117,124
Stock-based compensation	—	—	—	—	3,415	—	—	—	3,415
Issuance of common stock under Equity Incentive Plans	1,216	1	—	—	(1)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(824)	(824)
Net loss	—	—	—	—	—	(31,934)	—	—	(31,934)
Unrealized gain (loss) on investments	—	—	—	—	—	—	265	—	265
Balance at March 31, 2023	190,430	$190	—	$—	$1,712,558	$(1,621,654)	$(163)	$(2,885)	$88,046

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2023	245,793	$245	$—	$—	$1,862,558	$(1,766,839)	$31	$(2,885)	$93,110
Stock-based compensation	—	—	—	—	4,302	—	—	—	4,302
Issuance of preferred stock, net of fees	—	—	2,304	23	241,552	—	—	—	241,575
Issuance of common stock under Equity Incentive Plans	1,972	3	—	—	85	—	—	—	88
Repurchase of common stock	—	—	—	—	—	—	—	(1,730)	(1,730)
Net loss	—	—	—	—	—	(48,397)	—	—	(48,397)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2024	247,765	$248	2,304	$23	$2,108,497	$(1,815,236)	$(50)	$(4,615)	$288,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(48,397)	$(31,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	112
Stock-based compensation	4,302	3,415
Amortization of debt-related costs	517	265
Other non-cash adjustments	(226)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(516)	(234)
Increase in inventories	(133)	—
Increase in prepaid expenses and other current assets	(1,879)	(867)
Decrease in other long-term assets	166	400
Decrease in accounts payable and other liabilities	(9,108)	(2,770)
Net cash used in operating activities	(55,130)	(31,613)
Cash flows from investing activities:
Purchases of property and equipment	—	(248)
Purchases of investments	(183,224)	(28,864)
Maturities of investments	73,000	41,205
Net cash (used in) provided by investing activities	(110,224)	12,093
Cash flows from financing activities:
Proceeds from issuance of common stock for equity incentive plans	88	—
Proceeds from issuance of preferred stock, net of fees	241,425	—
Repurchase of common stock for equity incentive plans	(1,730)	(824)
Other	(400)	—
Net cash provided by (used in) financing activities	239,383	(824)
Net increase (decrease) in cash and cash equivalents	74,029	(20,344)
Cash and cash equivalents at beginning of period	22,465	46,345
Cash and cash equivalents at end of period	$96,494	$26,001

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,257	$1,556

Supplemental disclosure of non-cash investing and financing activities:
Accrued financing costs	$150	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024. For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Significant Accounting Policies. There have been no significant changes to our summary of significant policies discussed in our annual report on Form 10-K for the year ended December 31, 2023.

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

2.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at March 31, 2024 and December 31, 2023 are as follows:

	As of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$96,494	$—	$—	$96,494
Securities maturing within one year:
U.S. treasury securities	245,145	9	(56)	245,098
Corporate debt securities	14,008	3	(5)	14,006
Total short-term investments	$259,153	$12	$(61)	$259,104
Total cash and cash equivalents and investments	$355,647	$12	$(61)	$355,598

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$22,465	$—	$—	$22,465
Securities maturing within one year:
U.S. treasury securities	141,577	31	(12)	141,596
Corporate debt securities	5,954	11	—	5,965
Total short-term investments	$147,531	$42	$(12)	$147,561
Total cash and cash equivalents and investments	$169,996	$42	$(12)	$170,026

As of March 31, 2024 and December 31, 2023, our investments in an unrealized loss position had an estimated fair value of $216.0 million and $58.5 million, respectively. There were no realized gains or losses during either of the three month periods ended March 31, 2024 and 2023.
3.            Fair Value Measurements

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. The following levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities:

•Level 1 - quoted prices in active markets for identical assets, which include U.S. treasury securities
•Level 2 - other significant observable inputs (including quoted prices for similar investments, market corroborated inputs, etc.), which includes corporate debt securities
•Level 3 - significant unobservable inputs

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of March 31, 2024 and December 31, 2023. There were no transfers between Level 1 and Level 2 during the periods presented.

	Assets at Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$96,494	$—	$—	$96,494
Short-term investments	245,098	14,006	—	259,104
Total cash and cash equivalents and investments	$341,592	$14,006	$—	$355,598

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$22,465	$—	$—	$22,465
Short-term investments	141,596	5,965	—	147,561
Total cash and cash equivalents and investments	$164,061	$5,965	$—	$170,026

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

4. Supplemental Financial Information

The following tables show the Company’s additional balance sheet information as of March 31, 2024 and December 31, 2023:

	As of March 31,	As of December 31,
	2024	2023
	(in thousands)
Inventories:
Raw materials	$—	$—
Work-in-progress	84	100
Finished goods	430	281
Inventory	$514	$381

	As of March 31,	As of December 31,
	2024	2023
	(in thousands)
Accrued Liabilities:
Accrued research and development services	$3,688	$3,705
Accrued compensation and benefits	6,493	9,591
Short-term lease liability	1,291	1,291
Other	3,860	2,570
Total accrued liabilities	$15,332	$17,157

5.          Debt Obligations
Oxford Term Loans Overview. Lexicon and one of its subsidiaries entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) in March 2022 (as subsequently amended) that provides up to $150 million in borrowing capacity (the “Oxford Term Loans”).
The Oxford Term Loans are available in five tranches, each maturing in March 2027. The first two $25 million tranches totaling $50 million were funded in 2022 and the third $50 million tranche was funded in June 2023. The fourth $25 million tranche will be available for draw at Lexicon’s option upon the achievement of specified INPEFA net sales and until April 15, 2025. An unused fee will be due in the event Lexicon does not draw the full amount when available under the fourth tranche. The fifth $25 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only period in March 2025 as described below.
As of March 31, 2024, the carrying value of the Oxford Term Loans on the condensed consolidated balance sheet was $99.9 million, reflecting an unamortized discount of $6.1 million to the face value of long-term debt related to debt issuance costs, the final payment exit fee, and the warrant fair value described below, which are being amortized into interest and other expense throughout the life of the term loan using the effective interest rate method. A final payment exit fee of $6.0 million equal to 6% of the amount funded under the Oxford Term Loans is due upon prepayment or maturity.
Oxford Warrants. Concurrent with the funding of each of the first three tranches, Lexicon granted Oxford warrants to purchase 420,673 shares of Lexicon’s common stock at an exercise price of $2.08 per share, 224,128 shares of Lexicon’s common stock at an exercise price of $1.95 per share and 183,824 shares of Lexicon’s common stock at an exercise price of $2.38 per share, respectively. Subject to and upon funding of the fourth tranche, Lexicon will grant Oxford a warrant to purchase shares of its common stock having a value equal to 1.75% of such tranche, as determined by reference to a 10-day average closing price of the shares, and having an exercise price equal to such average closing price. All warrants are exercisable for five years from their respective grant dates and feature a net cashless exercise provision. The Company allocated the proceeds from each term loan tranche to the corresponding warrant using the relative fair value method and used the Black-Scholes model to calculate the fair value of the warrants. These warrants reduced the carrying value of long-term debt and are classified as equity instruments in additional paid-in capital on the condensed consolidated balance sheet.
Interest and Principal Payments. Monthly interest-only payments are due during an initial 36-month period from the original March 2022 borrowing date. The interest-only period will be followed by an amortization period extending through the maturity date. Payments of $34.8 million, $52.2 million, and $19.0 million, including debt principal and final exit fee payments, will be due during the fiscal years ended December 31, 2025, December 31, 2026 and December 31, 2027, respectively, with respect to all borrowed loan tranches as of March 31, 2024. Any prepayment of the Oxford Term Loans is subject to prepayment fees of up to 3% which decline over the three years following the funding date of each loan tranche. The Company has classified its debt as long-term based on its intent and ability to refinance with the recent equity financing (see Note 8) if the Company is unable to meet the financial covenants within one year.
Prior to June 2023 the Oxford Term Loans bore interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%, subject to additional interest if an event of default occurs and is continuing. Following the June 2023 amendment to the loan and security agreement, the floating interest rate is currently based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second tranches and 7.00% for the third and fourth tranches. As of March 31, 2024, the weighted average interest rate of the Oxford Term Loans was 12.9%. During the three months ended March 31, 2024, the Company recognized interest expense of $3.8 million, including $0.5 million in amortization of discount and related debt issuance costs.

Restrictive Provisions/Covenants. If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the loan and security agreement to be immediately due and payable. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time.
Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. The loan and security agreement includes a financial covenant which requires Lexicon to maintain a minimum cash and investments balance of $10 million until the achievement of specified INPEFA net sales. Upon funding of the fourth tranche, the minimum cash and investments balance will increase to $25 million. The loan and security agreement also includes a separate financial covenant relating to net sales of INPEFA. In March 2024, this covenant was further amended and will be effective as of June 30, 2024. In addition to the financial covenants, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Company was in compliance with its debt covenants as of March 31, 2024.

6.            Commitments and Contingencies

Operating Lease Obligations.  Lexicon’s operating leases include leases of office space in The Woodlands, Texas and Bridgewater, New Jersey and will expire in August 2025 and January 2034, respectively. Operating lease right-of-use assets and associated lease liabilities are recorded in the condensed consolidated balance sheet at the lease commencement date based on the present value of future lease payments to be made over the expected lease term. As the implicit rate is not determinable in its leases, Lexicon uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Lexicon does not apply this accounting to those leases with terms of twelve months or less.

As of March 31, 2024 and December 31, 2023, the right-of-use assets for the office space leases of $5.4 million and $5.5 million, respectively, are separately included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current liabilities relating to the leases were included in accrued liabilities in the condensed consolidated balance sheet (as further described in Note 4) and long-term operating lease liabilities are separately included in the condensed consolidated balance sheet.

During the three months ended March 31, 2024 and 2023, the Company incurred lease expense of $0.4 million. During the three months ended March 31, 2024 and 2023, the Company made cash payments for lease liabilities of $0.3 million and $0.1 million, respectively. As of March 31, 2024 and December 31, 2023, the weighted-average remaining lease terms were 8.9 years and 9 years, respectively, with weighted-average discount rates of 9.6%.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at March 31, 2024:

(in thousands)
2024	$1,036
2025	1,220
2026	865
2027	881
2028	898
Thereafter	4,746
Total undiscounted operating lease liability	9,646
Less: amount of lease payments representing interest	(3,276)
Present value of future lease payments	6,370
Less: short-term operating lease liability	(1,291)
Long-term operating lease liability	$5,079

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

7.     Equity Incentive Awards

Stock-Based Compensation.  The Company has stockholder-approved equity incentive plans that permit the grant of stock options, restricted stock unit awards, and other stock-based awards to employees, directors, and consultants of the Company. Compensation expense related to stock options and restricted stock units (“RSUs”) is determined based on the fair value of the award on the date of the grant and is recognized on a straight-line basis over the vesting period in which an employee is required to provide service. Compensation expense of $4.3 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively, is recorded separately in research and development expense and selling, general, and administrative expense as noted on the Company’s condensed consolidated statements of comprehensive loss.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for stock options granted in the three months ended March 31, 2024 and 2023:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
March 31, 2024
Employees	96%	4.3%	4	—%
Officers and non-employee directors	104%	4.2%	6	—%
March 31, 2023
Employees	112%	4.1%	4	—%
Officers and non-employee directors	98%	3.9%	6	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2024:

	Stock Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2023	18,705	$3.93
Granted	3,822	2.16
Exercised	(51)	1.72
Expired	(148)	12.04
Forfeited	(670)	2.21
Outstanding at March 31, 2024	21,658	3.62
Exercisable at March 31, 2024	9,631	$5.03

The following is a summary of restricted stock unit activity under Lexicon’s stock-based compensation plans for the three months ended March 31, 2024:

	RSU’s	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2023	5,015	$2.78
Granted	8,270	2.15
Vested	(1,921)	3.12
Forfeited	(297)	2.32
Outstanding at March 31, 2024	11,067	$2.26

8.     Other Capital Agreements

Convertible Preferred Stock. On March 11, 2024, Lexicon entered into an agreement with certain accredited investors pursuant to which the Company agreed to sell 2,304,147 shares of its Series A Convertible Preferred Stock, par value $0.01 per share, in a private placement at a price of $108.50 per share. The Company received net proceeds of approximately $242 million, after deducting placement agent fees and offering expenses from the private placement offering. Each share of preferred stock is convertible into 50 shares of common stock following the approvals listed below. An affiliate of Invus, L.P. elected to participate on the same terms as each other purchaser on a pro rata basis and also agreed to vote at the Company’s 2024 annual meeting of stockholders in favor of the approval of an amendment to the Company’s certificate of incorporation increasing the total authorized common shares thereunder from 300,000,000 to 450,000,000 shares (the “New Charter”).

Following the approval of the New Charter by the Company’s shareholders, the adoption of the New Charter by the Company’s board of directors, and the filing and acceptance of the New Charter by the Secretary of State of Delaware, each share of preferred stock will automatically convert into 50 shares (subject to adjustments) of common stock, or approximately 115 million additional common shares in total. Our convertible preferred shares, as well as other potentially dilutive securities, are not included in the calculation of diluted earnings per common share as we have reported a net loss for the three months ended March 31, 2024 and 2023, and their effect would be anti-dilutive.

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

Since our inception, we have incurred significant losses and, as of March 31, 2024, we had an accumulated deficit of $1.8 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates and significant selling, general and administrative expenses in connection with our commercial launch of INPEFA. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Revenues for the three months ended March 31, 2024 were approximately $1.1 million primarily from product revenues recognized from sales of INPEFA following its regulatory approval in May 2023.
Cost of Sales

Cost of sales during the three months ended March 31, 2024 consist of third-party manufacturing costs and freight associated with sales of INPEFA. Prior to receiving regulatory approval on May 26, 2023, we had completed or begun the manufacturing of certain INPEFA raw materials. These raw materials were either received at “zero-cost” to us in conjunction with a terminated agreement in 2019 or recorded as research and development expense. Based on our expectations for future manufacturing costs, we estimate these amounts totaled approximately $39.0 million. We began capitalizing inventory manufactured subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. At March 31, 2024, substantially all of the “zero-cost” INPEFA raw materials remains available to us. The “zero-cost” inventory is expected to be consumed over approximately the next three years, which will result in a lower average per unit cost of materials during that period; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future INPEFA sales, use of this inventory in clinical development or other research activities, production lead times, and/or the ability to utilize inventory prior to its expiration date. We estimate our cost of goods sold as a percentage of net product revenue will be less than 10% subsequent to the utilization of all of the remaining “zero-cost” inventory.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2024	2023
Total research and development expense	$14.4	$12.0
Dollar increase	$2.4
Percentage increase	20%
Research and development expenses consist primarily of third-party services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense, and other costs each of which are described below.

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing. Overall, third-party services for the three months ended March 31, 2024 increased 32% to $7.2 million as compared to the corresponding period in 2023 primarily related to increased external research and development costs.

•Personnel – Personnel costs for the three months ended March 31, 2024 increased to $4.2 million from $4.0 million as compared to the corresponding period in 2023. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended March 31, 2024 increased 32% to $1.6 million, as compared to the corresponding period in 2023, due to increased headcount.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended March 31, 2024 and 2023 were $1.3 million and $1.4 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2024	2023
Total selling, general and administrative expense	$32.1	$19.1
Dollar increase	$13.0
Percentage increase	68%
Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of INPEFA and support of our research and development activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment, and other costs each of which are described further below.

•Personnel – Personnel costs for the three months ended March 31, 2024 increased 113% to $16.4 million, as compared to the corresponding period in 2023, primarily due to higher employee salaries and benefit costs as a result of increased headcount during 2024 in conjunction with the commercialization of INPEFA. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended March 31, 2024 increased 37% to $9.6 million, as compared to the corresponding period in 2023, primarily due to higher marketing and professional fees in conjunction with the commercialization of INPEFA.

•Stock-based compensation – Stock-based compensation expenses for the three months ended March 31, 2024 increased 22% to $2.7 million, as compared to the corresponding period in 2023 due to increased headcount.

•Facilities, equipment, and other – Facilities, equipment, and other costs for the three months ended March 31, 2024 and 2023 were $3.3 million and $2.2 million, respectively. The increase of $1.1 million in these costs in 2024 was primarily due to travel in conjunction with the commercialization of INPEFA.

Interest and Other Expense
Interest and Other Expense. Interest and other expense was $4.9 million and $1.8 million, respectively, during the three months ended March 31, 2024 and 2023, primarily due to the borrowing of additional $50 million in Oxford debt in June 2023.

Interest Income and Other, Net
Interest Income and Other, Net. Interest income and other, net increased to $1.9 million from $1.0 million during the three months ended March 31, 2024 from the corresponding period in 2023.

Net Loss and Net Loss per Common Share
Net loss and Net loss per Common Share. Net loss was $48.4 million, or $0.20 per share, in the three months ended March 31, 2024 as compared to a net loss of $31.9 million, or $0.17 per share, in the corresponding period in 2023.
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
In March 2022, we entered into a loan and security agreement with Oxford that provides up to $150 million in borrowing capacity, available in five tranches, under which $100 million has been funded under the first three tranches. The fourth $25 million tranche is available for draw at our option upon the achievement of specified INPEFA net sales and until April 25, 2025. The fifth $25 million tranche is available for draw at our option, subject to Oxford’s consent, at any time prior to the expiration of the 36-month interest-only payment period. The loan and security agreement includes a financial covenant relating to INPEFA net sales and a separate financial covenant which requires us to maintain a minimum cash and investments balance of $10 million until the achievement of specified INPEFA net sales. Upon funding of the fourth tranche, the minimum cash and investments balance will increase to $25 million.
In December 2023, we entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of our common stock having an aggregate sales price of up to $75 million from time to time through Jefferies as sales agent. As of March 31, 2024, the full amount is still available for issuance under this agreement.
On March 11, 2024, we entered into an agreement with certain accredited investors pursuant to which we agreed to sell 2,304,147 shares of our Series A Convertible Preferred Stock, at a price of $108.50 per share. We received net proceeds of approximately $242 million, after deducting placement agent fees and offering expenses from the private placement offering. Each share of preferred stock will automatically convert into 50 shares of our common stock upon the filing and acceptance of an amendment to our certificate of incorporation by the Secretary of State of Delaware increasing the number of authorized shares of our common stock to 450,000,000 shares. For additional information on the private placement offering, please refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements.
As of March 31, 2024 and December 31, 2023, we had $355.6 million and $170.0 million in cash, cash equivalents and short-term investments, respectively. We used cash of $55.1 million from operations in the three months ended March 31, 2024, largely reflective of the net loss for the period of $48.4 million which included non-cash charges of $4.7 million primarily related to stock-based compensation expense. Investing activities used cash of $110.2 million in the three months ended March 31, 2024, primarily due to net purchases of investments. Financing activities provided cash of $239.4 million, primarily from the issuance of sale of 2,304,147 shares of our Series A Convertible Preferred Stock in a private placement at a price of $108.50 per share.

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
For a further discussion of our commitments and contingencies see Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
We expect to continue to devote substantial capital resources to the commercialization of INPEFA for heart failure; the commercial launch of sotagliflozin for patients with type 1 diabetes and CKD, if approved; the research and development of our drug candidates; and for other general corporate activities. We believe that our current unrestricted cash and investment balances as well as future revenues will be sufficient to fund our currently planned operations for at least the next 12 months from the date of this report. In future periods, if cash on hand or generated by operations is insufficient to satisfy our liquidity requirements, we will need to obtain additional liquidity through future strategic and other collaborations or sell additional equity or debt securities or obtain additional credit arrangements. If we are unable to obtain adequate financing when needed, we may have to delay or reduce the scope of our commercialization efforts or one or more of our clinical trials and other research and development programs. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.
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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We had approximately $355.6 million in cash and cash equivalents and short-term investments as of March 31, 2024. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
•We depend heavily on the commercial success of INPEFA in heart failure. If we do not achieve commercial success with INPEFA, our business will suffer significant adverse consequences.

•We depend heavily on our ability to obtain regulatory approval in the United States for sotagliflozin in patients with type 1 diabetes and CKD. If we fail to obtain such regulatory approval, our business will suffer significant adverse consequences.

•We depend heavily on our ability to successfully complete and obtain positive results from our ongoing PROGRESS Phase 2b clinical trial of LX9211 in DPNP. If we fail to successfully complete and obtain positive results from such clinical trial, or if the progress of such clinical trial is delayed beyond our expected timelines, our business will suffer significant adverse consequences.

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

•If we are unable to maintain an effective sales force, marketing infrastructure and distribution capabilities, we will not be able to successfully commercialize any products that we or our collaborators may develop.

•If we are unable to establish adequate coverage and reimbursement from third-party payers for any products that we or our collaborators may develop, our revenues and prospects for profitability will suffer.

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

•The outbreak of the novel coronavirus, or COVID-19, had an adverse impact on our business operations and clinical trials and another novel coronavirus could adversely affect our business in the future.

Risks Related to Our Capital Requirements and Financial Results

•    We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our research and development programs. If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.

•    We may not have sufficient capital to support Phase 3 development of LX9211 in DPNP and do not have sufficient capital to support Phase 3 development of LX9211 in neuropathic pain broadly. If we are unable to establish a strategic collaboration or other arrangement for that purpose, our capital needs will be substantially higher and we may be unable to obtain financing sufficient to fund Phase 3 development of LX9211 on acceptable terms, or at all, and may be required to forego or reduce the scope of any such Phase 3 development program.

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

•We rely on third parties to carry out our preclinical studies and clinical trials, which may harm or delay our research and development efforts.

•We lack the capability to manufacture commercial supplies of INPEFA and any other products which gain regulatory approval and other materials for our research and development activities relating to our drug candidates. Our reliance on third parties to manufacture our drugs and drug candidates may harm or delay our research, development and commercialization efforts.

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

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2024	—		$—		—	—
February 1-29, 2024	660,039	(1)	$2.62	(2)	—	—
March 1-31, 2024	—		$—		—	—

(1)     Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2021, February 2022 and February 2023 under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.

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
Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Lexicon Pharmaceuticals, Inc.

Date:	May 2, 2024	By:	/s/ Lonnel Coats
Lonnel Coats
Chief Executive Officer

Date:	May 2, 2024	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
President and Chief Financial Officer