Form 10-Q
period 2024-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2024-08-02
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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

As of July 30, 2024, 361,492,295 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of June 30,	As of December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$35,617	$22,465
Short-term investments	274,347	147,561
Accounts receivable, net	2,620	1,010
Inventory	585	381
Prepaid expenses and other current assets	7,675	5,130
Total current assets	320,844	176,547
Property and equipment, net of accumulated depreciation and amortization of $1,835 and $4,538, respectively	1,954	1,987
Goodwill	44,543	44,543
Operating lease right-of-use-assets	5,187	5,524
Other assets	828	828
Total assets	$373,356	$229,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,220	$14,389
Accrued liabilities	15,656	17,157
Total current liabilities	27,876	31,546
Long-term debt, net	99,499	99,508
Other long-term liabilities	6,001	5,265
Total liabilities	133,376	136,319
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized
Series A Convertible preferred stock; 2,304,147 shares issued and none outstanding at June 30, 2024; no shares issued or outstanding at December 31, 2023	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 363,020,303 and 245,792,668 shares issued, respectively	363	245
Additional paid-in capital	2,113,090	1,862,558
Accumulated deficit	(1,868,665)	(1,766,839)
Accumulated other comprehensive (loss) income	(193)	31
Treasury stock, at cost, 1,528,008 and 867,973 shares, respectively	(4,615)	(2,885)
Total stockholders’ equity	239,980	93,110
Total liabilities and stockholders’ equity	$373,356	$229,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net product revenue	$1,617	$291	$2,710	$291
Royalties and other revenue	30	26	67	49
Total revenues	1,647	317	2,777	340
Operating expenses:
Cost of sales	166	8	197	8
Research and development, including stock-based compensation of $1,679, $1,302, $3,273, and $2,505, respectively	17,643	14,541	32,015	26,567
Selling, general and administrative, including stock-based compensation of $3,180, $2,513, $5,888, and $4,725, respectively	39,192	30,008	71,252	49,147
Total operating expenses	57,001	44,557	103,464	75,722
Loss from operations	(55,354)	(44,240)	(100,687)	(75,382)
Interest and other expense	(2,211)	(1,960)	(7,159)	(3,781)
Interest income and other, net	4,136	1,296	6,020	2,325
Net loss	$(53,429)	$(44,904)	$(101,826)	$(76,838)
Net loss per common share, basic and diluted	$(0.17)	$(0.22)	$(0.37)	$(0.39)

Weighted average common shares outstanding, basic and diluted	310,836	204,783	278,113	196,942

Other comprehensive loss:
Unrealized (loss) gain on investments	(143)	63	(224)	328
Comprehensive loss	$(53,572)	$(44,841)	$(102,050)	$(76,510)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2022	189,214	$189	—	$—	$1,709,144	$(1,589,720)	$(428)	$(2,061)	$117,124
Stock-based compensation	—	—	—	—	3,415	—	—	—	3,415
Issuance of common stock under Equity Incentive Plans	1,216	1	—	—	(1)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(824)	(824)
Net loss	—	—	—	—	—	(31,934)	—	—	(31,934)
Unrealized gain (loss) on investments	—	—	—	—	—	—	265	—	265
Balance at March 31, 2023	190,430	$190	—	$—	$1,712,558	$(1,621,654)	$(163)	$(2,885)	$88,046
Stock-based compensation	—	—	—	—	3,815	—	—	—	3,815
Issuance of equity-classified warrants	—	—	—	—	307	—	—	—	307
Issuance of common stock under Equity Incentive Plans	75	—	—	—	—	—	—	—	—
Issuance of common stock, net of fees	55,288	55	—	—	138,979	—	—	—	139,034
Net loss	—	—	—	—	—	(44,904)	—	—	(44,904)
Unrealized gain (loss) on investments	—	—	—	—	—	—	63	—	63
Balance at June 30, 2023	245,793	$245	—	$—	$1,855,659	$(1,666,558)	$(100)	$(2,885)	$186,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2023	245,793	$245	$—	$—	$1,862,558	$(1,766,839)	$31	$(2,885)	$93,110
Stock-based compensation	—	—	—	—	4,302	—	—	—	4,302
Issuance of preferred stock, net of fees	—	—	2,304	23	241,552	—	—	—	241,575
Issuance of common stock under Equity Incentive Plans	1,972	3	—	—	85	—	—	—	88
Repurchase of common stock	—	—	—	—	—	—	—	(1,730)	(1,730)
Net loss	—	—	—	—	—	(48,397)	—	—	(48,397)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2024	247,765	$248	2,304	$23	$2,108,497	$(1,815,236)	$(50)	$(4,615)	$288,867
Stock-based compensation	—	—	—	—	4,859	—	—	—	4,859
Fees related to preferred stock	—	—	—	—	(175)	—	—	—	(175)
Issuance of common stock under Equity Incentive Plans	48	—	—	—	1	—	—	—	1
Conversion of preferred stock to common stock	115,207	115	(2,304)	(23)	(92)	—	—	—	—
Net loss	—	—	—	—	—	(53,429)	—	—	(53,429)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(143)	—	(143)
Balance at June 30, 2024	363,020	$363	—	$—	$2,113,090	$(1,868,665)	$(193)	$(4,615)	$239,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(101,826)	$(76,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283	256
Stock-based compensation	9,161	7,230
Amortization of debt-related costs	1,042	538
Other non-cash adjustments	(5,110)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,610)	(657)
Increase in inventories	(204)	(172)
Increase in prepaid expenses and other current assets	(2,545)	(3,643)
Decrease in other long-term assets	337	561
(Decrease) increase in accounts payable and other liabilities	(3,198)	2,995
Net cash used in operating activities	(103,670)	(69,730)
Cash flows from investing activities:
Purchases of property and equipment	(250)	(387)
Purchases of investments	(260,297)	(150,998)
Maturities of investments	138,000	88,870
Net cash used in investing activities	(122,547)	(62,515)
Cash flows from financing activities:
Proceeds from issuance of common stock for equity incentive plans	89	—
Proceeds from issuance of common stock, net of fees	—	139,034
Proceeds from issuance of preferred stock, net of fees	241,410	—
Repurchase of common stock for equity incentive plans	(1,730)	(824)
Proceeds from debt borrowings, net of fees	—	49,961
Other	(400)	—
Net cash provided by financing activities	239,369	188,171
Net increase in cash and cash equivalents	13,152	55,926
Cash and cash equivalents at beginning of period	22,465	46,345
Cash and cash equivalents at end of period	$35,617	$102,271

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,512	$3,314

Supplemental disclosure of non-cash investing and financing activities:
Accrued financing costs	$910	$—
Conversion of preferred stock to common stock	115	—
Issuance of equity-classified warrants	—	307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024. For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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

2.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at June 30, 2024 and December 31, 2023 are as follows:

	As of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$35,617	$—	$—	$35,617
Securities maturing within one year:
U.S. treasury securities	244,856	—	(156)	244,700
Corporate debt securities	29,685	—	(38)	29,647
Total short-term investments	$274,541	$—	$(194)	$274,347
Total cash and cash equivalents and investments	$310,158	$—	$(194)	$309,964

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$22,465	$—	$—	$22,465
Securities maturing within one year:
U.S. treasury securities	141,577	31	(12)	141,596
Corporate debt securities	5,954	11	—	5,965
Total short-term investments	$147,531	$42	$(12)	$147,561
Total cash and cash equivalents and investments	$169,996	$42	$(12)	$170,026

As of June 30, 2024 and December 31, 2023, our investments in an unrealized loss position had an estimated fair value of $268.9 million and $58.5 million, respectively. There were no realized gains or losses during either of the six month periods ended June 30, 2024 and 2023.
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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of June 30, 2024 and December 31, 2023. There were no transfers between Level 1 and Level 2 during the periods presented.

	Assets at Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$35,617	$—	$—	$35,617
Short-term investments	244,700	29,647	—	274,347
Total cash and cash equivalents and investments	$280,317	$29,647	$—	$309,964

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$22,465	$—	$—	$22,465
Short-term investments	141,596	5,965	—	147,561
Total cash and cash equivalents and investments	$164,061	$5,965	$—	$170,026

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

4. Supplemental Financial Information

The following tables show the Company’s additional balance sheet information as of June 30, 2024 and December 31, 2023:

	As of June 30,	As of December 31,
	2024	2023
	(in thousands)
Inventories:
Raw materials	$103	$—
Work-in-progress	83	100
Finished goods	399	281
Inventory	$585	$381

	Estimated Useful Lives	As of June 30,	As of December 31,
	In Years	2024	2023
		(in thousands)
Property and Equipment:
Computers and software	3-5	$1,222	$2,408
Furniture and fixtures	5-7	389	1,939
Leasehold improvements	3-7	2,178	2,178
Total property and equipment		3,789	6,525
Less: Accumulated depreciation and amortization		(1,835)	(4,538)
Net property and equipment		$1,954	$1,987

During the six months ended June 30, 2024, the Company retired $1.4 million of computers and software and $1.6 million of furniture and fixtures, all of which had been fully depreciated.

	As of June 30,	As of December 31,
	2024	2023
	(in thousands)
Accrued Liabilities:
Accrued research and development services	$3,857	$3,705
Accrued compensation and benefits	9,171	9,591
Short-term lease liability	1,291	1,291
Other	1,337	2,570
Total accrued liabilities	$15,656	$17,157

5.          Debt Obligations
Oxford Term Loans Overview. Lexicon and one of its subsidiaries entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC and the lenders listed therein (“Oxford”) in March 2022 (as subsequently amended) that provides up to $150 million in borrowing capacity (the “Oxford Term Loans”). On June 28, 2024, Lexicon and its subsidiary entered into a sixth amendment to the Loan Agreement extending the interest-only period with an amortization date of May 1, 2027, extending the maturity date to March 1, 2029 and modifying the exit fee provision and existing financial covenants as noted below.
The Oxford Term Loans are available in five tranches, each maturing in March 2029. The first two $25 million tranches totaling $50 million were funded in 2022 and the third $50 million tranche was funded in June 2023. The fourth $25 million tranche will be available for draw at Lexicon’s option upon the achievement of specified INPEFA net sales and until April 15, 2025. An unused fee will be due in the event Lexicon does not draw the full amount when available under the fourth tranche. The fifth $25 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only period in March 2027 as described below.
As of June 30, 2024, the carrying value of the Oxford Term Loans on the condensed consolidated balance sheet was $99.5 million, reflecting an unamortized discount of $7.5 million to the face value of long-term debt related to debt issuance costs, the final payment exit fee, and the warrant fair value described below, which are being amortized into interest and other expense. A final payment exit fee of $7.0 million equal to 7% of the amount funded under the Oxford Term Loans is due upon prepayment or maturity.
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
Interest and Principal Payments. Monthly interest-only payments are due during an initial 60-month period from the original March 2022 borrowing date. The interest-only period will be followed by an amortization period extending through the maturity date with monthly principal payments beginning May 1, 2027. Payments of $34.8 million, $52.2 million, and $20.0 million, including debt principal and final exit fee payments, will be due during the fiscal years ended December 31, 2027, December 31, 2028 and December 31, 2029, respectively, with respect to all borrowed loan tranches as of June 30, 2024. Any prepayment of the Oxford Term Loans is subject to prepayment fees of up to 3% which decline over the three years following the funding date of each loan tranche.
Following the June 2023 amendment to the Loan Agreement, the floating interest rate is currently based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second tranches and 7.00% for the third and fourth tranches. Prior to June 2023, the Oxford Term Loans bore interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%. As of June 30, 2024, the weighted average interest rate of the Oxford Term Loans was 12.9%.

Restrictive Provisions/Covenants. If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the Loan Agreement to be immediately due and payable. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time.
Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. The Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. The Loan Agreement includes a financial covenant which requires Lexicon to maintain a minimum unrestricted cash and investments balance of 50% of the outstanding principal amount through June 30, 2026, tested monthly as of the last day of each month. In addition, Lexicon is separately required to maintain a quarterly minimum unrestricted cash and investments balance of $10 million until the achievement of specified INPEFA net sales (which will be satisfied by meeting the monthly minimum unrestricted cash and investments covenant noted above). Upon funding of the fourth tranche, the quarterly minimum unrestricted cash and investments balance requirement will increase to $25 million. The Loan Agreement also includes a separate financial covenant relating to net product revenue which will be effective as of the quarter ending June 30, 2026. In addition to the financial covenants, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Company was in compliance with its debt covenants as of June 30, 2024.

6.            Commitments and Contingencies

Operating Lease Obligations.  Lexicon’s operating leases include leases of office space in The Woodlands, Texas and Bridgewater, New Jersey that will expire in August 2025 and January 2034, respectively. In July 2024, Lexicon entered into a new lease agreement for its existing office space in The Woodlands, Texas beginning September 1, 2025 with a term of approximately five years and total undiscounted cash payments of $4.1 million. Operating lease right-of-use assets and associated lease liabilities are recorded in the condensed consolidated balance sheet at the lease commencement date based on the present value of future lease payments to be made over the expected lease term. As the implicit rate is not determinable in its leases, Lexicon uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Lexicon does not apply this accounting to those leases with terms of twelve months or less.

As of June 30, 2024 and December 31, 2023, the right-of-use assets for the office space leases of $5.2 million and $5.5 million, respectively, are separately included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current liabilities relating to the leases were included in accrued liabilities in the condensed consolidated balance sheet (as further described in Note 4) and long-term operating lease liabilities of $4.9 million and $5.3 million, respectively, as of June 30, 2024 and December 31, 2023 are included in other long-term liabilities in the condensed consolidated balance sheet.

During each of the three and six months ended June 30, 2024 and 2023, the Company incurred lease expense of $0.4 million and $0.8 million, respectively. During the six months ended June 30, 2024 and 2023, the Company made cash payments for lease liabilities of $0.7 million and $0.3 million, respectively. As of June 30, 2024 and December 31, 2023, the weighted-average remaining lease terms were 8.8 years and 9 years, respectively, with weighted-average discount rates of 9.6% for each year.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at June 30, 2024:

(in thousands)
2024	$691
2025	1,220
2026	865
2027	881
2028	898
Thereafter	4,746
Total undiscounted operating lease liability	9,301
Less: amount of lease payments representing interest	(3,124)
Present value of future lease payments	6,177
Less: short-term operating lease liability	(1,291)
Long-term operating lease liability	$4,886

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

7.     Equity Incentive Awards

Stock-Based Compensation.  The Company has stockholder-approved equity incentive plans that permit the grant of stock options, restricted stock unit awards, and other stock-based awards to employees, directors, and consultants of the Company. Compensation expense related to stock options and restricted stock units (“RSUs”) is determined based on the fair value of the award on the date of the grant and is recognized on a straight-line basis over the vesting period in which an employee is required to provide service. Compensation expense for the three months ended June 30, 2024 and 2023 of $4.9 million and $3.8 million, respectively, and for the six months ended June 30, 2024 and 2023 of $9.2 million and $7.2 million, respectively, is recorded separately in research and development expense and selling, general, and administrative expense as noted on the Company’s condensed consolidated statements of comprehensive loss.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for stock options granted in the six months ended June 30, 2024 and 2023:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
June 30, 2024
Employees	96%	4.5%	4	—%
Officers and non-employee directors	104%	4.2%	6	—%
June 30, 2023
Employees	113%	3.8%	4	—%
Officers and non-employee directors	99%	3.9%	6	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2024:

	Stock Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2023	18,705	$3.93
Granted	4,632	2.10
Exercised	(51)	1.72
Expired	(174)	11.81
Forfeited	(898)	2.69
Outstanding at June 30, 2024	22,214	3.54
Exercisable at June 30, 2024	10,505	$4.81

The following is a summary of restricted stock unit activity under Lexicon’s stock-based compensation plans for the six months ended June 30, 2024:

	RSU’s	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2023	5,015	$2.78
Granted	8,527	2.14
Vested	(1,970)	3.10
Forfeited	(407)	2.28
Outstanding at June 30, 2024	11,165	$2.25

8.     Other Capital Agreements

Convertible Preferred Stock. On March 11, 2024, Lexicon entered into an agreement with certain accredited investors pursuant to which the Company agreed to sell 2,304,147 shares of its Series A Convertible Preferred Stock, par value $0.01 per share, in a private placement at a price of $108.50 per share. The Company received net proceeds of $241.4 million, after deducting placement agent fees and offering expenses from the private placement offering. An affiliate of Invus, L.P. elected to participate on the same terms as each other purchaser on a pro rata basis and also agreed to vote at the Company’s 2024 annual meeting of stockholders in favor of the approval of an amendment to the Company’s certificate of incorporation increasing the total authorized common shares thereunder from 300,000,000 to 450,000,000 shares (the “New Charter”).

On May 10, 2024, following the approval of the New Charter by the Company’s shareholders, the adoption of the New Charter by the Company’s board of directors, and the filing and acceptance of the New Charter by the Secretary of State of Delaware, each share of preferred stock was converted into 50 shares of common stock at par value, or 115,207,350 shares in the aggregate.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives. We are devoting most of our resources to the commercialization of our approved drug and the research and development of our most advanced drug candidates:

•We are commercializing INPEFA® (sotagliflozin), an orally-delivered small molecule drug, in the United States to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visits in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease (CKD), and other cardiovascular risk factors.
We are separately pursuing regulatory approval of sotagliflozin as a treatment for type 1 diabetes. We have a pending New Drug Application, or NDA, for sotagliflozin as an adjunct to insulin therapy for glycemic control in adults with type 1 diabetes and CKD. The NDA is currently under review by the U.S. Food and Drug Administration, or FDA, and has been assigned a Prescription Drug User Fee Act, or PDUFA, goal date of December 20, 2024. We have reported positive results from three Phase 3 clinical trials of sotagliflozin in type 1 diabetes.

We are also developing sotagliflozin as a treatment for hypertrophic cardiomyopathy, or HCM, and have initiated a Phase 3 clinical trial of sotagliflozin in HCM.

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

Since our inception, we have incurred significant losses and, as of June 30, 2024, we had an accumulated deficit of $1.9 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates and significant selling, general and administrative expenses in connection with our commercial launch of INPEFA. As a result, we will need to generate significantly higher revenues to achieve profitability.
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

Results of Operations

Revenues

Revenues were approximately $1.6 million and $0.3 million, respectively, for the three months ended June 30, 2024 and 2023 and $2.8 million and $0.3 million, respectively, for the six months ended June 30, 2024 and 2023 primarily from product revenues recognized from sales of INPEFA following its regulatory approval in May 2023.
Cost of Sales

Cost of sales during the three and six months ended June 30, 2024 consist of third-party manufacturing costs and freight associated with sales of INPEFA. Prior to receiving regulatory approval on May 26, 2023, we had completed or begun the manufacturing of certain INPEFA raw materials. These raw materials were either received at “zero-cost” to us in conjunction with a terminated agreement in 2019 or recorded as research and development expense. Based on our expectations for future manufacturing costs, we estimate these amounts totaled approximately $39.0 million. We began capitalizing inventory manufactured subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. At June 30, 2024, substantially all of the “zero-cost” INPEFA raw materials remains available to us. The “zero-cost” inventory is expected to be consumed over approximately the next three years, which will result in a lower average per unit cost of materials during that period; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future INPEFA sales, use of this inventory in clinical development or other research activities, production lead times, and/or the ability to utilize inventory prior to its expiration date. We estimate our cost of goods sold as a percentage of net product revenue will be less than 10% subsequent to the utilization of all of the remaining “zero-cost” inventory.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total research and development expense	$17.6	$14.5	$32.0	$26.6
Dollar increase	$3.1		$5.4
Percentage increase	21%		20%
Research and development expenses consist primarily of third-party services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense, and other costs each of which are described below.

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing. Overall, third-party services for the three months ended June 30, 2024 increased 20% to $10.2 million and for the six months ended June 30, 2024 increased 24% to $17.4 million, as compared to the corresponding periods in 2023 primarily related to increased external research and development costs.

•Personnel – Personnel costs for the three months ended June 30, 2024 increased to $4.3 million from $3.6 million, and for the six months ended June 30, 2024 increased to $8.6 million from $7.5 million as compared to the corresponding periods in 2023. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2024 increased 29% to $1.7 million, and for the six months ended June 30, 2024 increased 31% to $3.3 million, as compared to the corresponding periods in 2023, due to increased headcount.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended June 30, 2024 and 2023 were $1.4 million and $1.1 million, respectively. For the six months ended June 30, 2024 and 2023 these costs were $2.7 million and $2.5 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total selling, general and administrative expense	$39.2	$30.0	$71.3	$49.1
Dollar increase	$9.2		$22.2
Percentage increase	31%		45%
Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of INPEFA and support of our research and development activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment, and other costs each of which are described further below.

•Personnel – Personnel costs for the three months ended June 30, 2024 increased 20% to $17.2 million, and for the six months ended June 30, 2024 increased 52% to $33.6 million, as compared to the corresponding periods in 2023, primarily due to higher employee salaries and benefit costs as a result of increased headcount in conjunction with the commercialization of INPEFA. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended June 30, 2024 increased 48% to $14.6 million, and for the six months ended June 30, 2024 increased 44% to $24.3 million, as compared to the corresponding periods in 2023, primarily due to higher marketing and professional fees in conjunction with the commercialization of INPEFA.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2024 increased 27% to $3.2 million, and for the six months ended June 30, 2024 increased 25% to $5.9 million, as compared to the corresponding periods in 2023 due to increased headcount.

•Facilities, equipment, and other – Facilities, equipment, and other costs for the three months ended June 30, 2024 and 2023 were $4.2 million and $3.3 million, and for the six months ended June 30, 2024 and 2023 were $7.5 million and $5.5 million, respectively. The increase was primarily due to travel in conjunction with the commercialization of INPEFA.

Interest and Other Expense
Interest and Other Expense. Interest and other expense was $2.2 million and $2.0 million, respectively, during the three months ended June 30, 2024 and 2023, and $7.2 million and $3.8 million, respectively, during the six months ended June 30, 2024 and 2023 reflecting the additional $50 million of Oxford debt borrowed in June 2023.

Interest Income and Other, Net
Interest Income and Other, Net. Interest income and other, net increased to $4.1 million from $1.3 million during the three months ended June 30, 2024 and increased to $6.0 million from $2.3 million during the six months ended June 30, 2024 from the corresponding periods in 2023 reflecting the increase in cash and investments due to net proceeds received from the March 2024 preferred stock issuance.

Net Loss and Net Loss per Common Share
Net loss and Net loss per Common Share. Net loss was $53.4 million, or $0.17 per share, in the three months ended June 30, 2024 as compared to a net loss of $44.9 million, or $0.22 per share, in the corresponding period in 2023. Net loss was $101.8 million, or $0.37 per share, in the six months ended June 30, 2024 as compared to a net loss of $76.8 million, or $0.39 per share, in the corresponding period in 2023.
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
In March 2022, we entered into a loan and security agreement with Oxford that provides up to $150 million in borrowing capacity, available in five tranches, under which $100 million has been funded under the first three tranches. The fourth $25 million tranche is available for draw at our option upon the achievement of specified INPEFA net sales and until April 25, 2025. The fifth $25 million tranche is available for draw at our option, subject to Oxford’s consent, at any time prior to the expiration of the 60-month interest-only payment period. On June 28, 2024, we entered into a sixth amendment to our Loan Agreement extending the interest-only period with an amortization date of May 1, 2027, extending the maturity date to March 1, 2029, and modifying the exit fee provision and existing financial covenants.
The loan and security agreement includes a financial covenant relating to net product revenue, which will be effective as of the quarter ending June 30, 2026, and a separate financial covenant which requires us to maintain a minimum unrestricted cash and investments balance of 50% of the outstanding principal amount through June 30, 2026, tested monthly as of the last day of each month. In addition, we are separately required to maintain a quarterly minimum unrestricted cash and investments balance of $10 million until the achievement of specified INPEFA net sales (which will be satisfied by meeting the monthly minimum unrestricted cash and investments covenant noted above). Upon funding of the fourth tranche, the quarterly minimum unrestricted cash and investments balance requirement will increase to $25 million. For additional information, please refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements.

In December 2023, we entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of our common stock having an aggregate sales price of up to $75 million from time to time through Jefferies as sales agent. As of June 30, 2024, the full amount is still available for issuance under this agreement.
On March 11, 2024, we entered into an agreement with certain accredited investors pursuant to which we agreed to sell 2,304,147 shares of our Series A Convertible Preferred Stock, at a price of $108.50 per share. We received net proceeds of $241.4 million, after deducting placement agent fees and offering expenses from the private placement offering. On May 10, 2024, each share of preferred stock was converted into 50 shares of our common stock, or an aggregate of 115,207,350 shares. For additional information on the private placement offering, please refer to Note 8 of the Notes to the Condensed Consolidated Financial Statements.
As of June 30, 2024 and December 31, 2023, we had $310.0 million and $170.0 million in cash, cash equivalents and short-term investments, respectively. We used cash of $103.7 million from operations in the six months ended June 30, 2024, largely reflective of the net loss for the period of $101.8 million which included non-cash charges of $5.4 million primarily related to stock-based compensation expense. Investing activities used cash of $122.5 million in the six months ended June 30, 2024, primarily due to net purchases of investments. Financing activities provided cash of $239.4 million, primarily from the issuance of sale of 2,304,147 shares of our Series A Convertible Preferred Stock in a private placement at a price of $108.50 per share.
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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We had approximately $310.0 million in cash and cash equivalents and short-term investments as of June 30, 2024. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

We are subject to interest rate sensitivity on our outstanding Oxford Term Loans which bear interest at a floating rate equal to the 1-month CME Term SOFR rate. Interest on the Oxford Term Loans is payable in cash monthly and the term loans are fully matured by March 2029, unless earlier repaid in accordance with their terms.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•We depend heavily on our ability to successfully complete and obtain positive results from our ongoing SONATA Phase 3 clinical trial of sotagliflozin in HCM. If we fail to successfully complete and obtain positive results from such clinical trial, or if the progress of such clinical trial is delayed beyond our expected timelines, our business will suffer significant adverse consequences.

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

•The outbreak of the novel coronavirus, or COVID-19, had an adverse impact on our business operations and clinical trials and another global health pandemic could adversely affect our business in the future.

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

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Entry into a Material Definitive Agreement

On July 30, 2024, we entered into a new Office Lease (the “Agreement”) with RFL No. 4 Limited Partnership for our existing 25,000 square-foot office space in The Woodlands, Texas. The term of the new lease begins on September 1, 2025 and extends through January 1, 2031, providing for escalating yearly base rent payments starting at $773,724 and increasing to $875,398 in the final year of the lease.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Agreement filed as an exhibit hereto.

Item 6.  Exhibits

Exhibit No.		Description
3.1	—	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 10, 2024 and incorporated by reference herein).
10.1	—
Sixth Amendment to Loan and Security Agreement, dated June 28, 2024, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2024 and incorporated by reference herein).

10.2	—	Offer Letter, dated July 3, 2024, with Michael S. Exton, Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 3, 2024 and incorporated by reference herein).
*10.3	—	Office Lease, dated July 30, 2024, with RFL No. 4 Limited Partnership
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	August 2, 2024	By:	/s/ Michael S. Exton
Michael S. Exton, Ph.D.
Chief Executive Officer

Date:	August 2, 2024	By:	/s/ Jeffrey L. Wade
Jeffrey L. Wade
President and Chief Operating Officer