Form 10-Q
period 2024-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2024-11-13
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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

As of November 8, 2024, 361,492,295 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo and INPEFA® are registered trademarks and ZYNQUISTA™ is a trademark of Lexicon Pharmaceuticals, Inc.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of September 30,	As of December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,551	$22,465
Short-term investments	223,818	147,561
Accounts receivable, net	2,895	1,010
Inventory	636	381
Prepaid expenses and other current assets	6,706	5,130
Total current assets	268,606	176,547
Property and equipment, net of accumulated depreciation and amortization of $1,961 and $4,538, respectively	2,135	1,987
Goodwill	44,543	44,543
Operating lease right-of-use-assets	5,011	5,524
Other assets	828	828
Total assets	$321,123	$229,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,201	$14,389
Accrued liabilities	21,845	17,157
Total current liabilities	36,046	31,546
Long-term debt, net	99,895	99,508
Other long-term liabilities	6,670	5,265
Total liabilities	142,611	136,319
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized
Series A Convertible preferred stock; 2,304,147 shares issued and none outstanding at September 30, 2024; no shares issued or outstanding at December 31, 2023	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 363,020,303 and 245,792,668 shares issued, respectively	363	245
Additional paid-in capital	2,115,891	1,862,558
Accumulated deficit	(1,933,476)	(1,766,839)
Accumulated other comprehensive income	349	31
Treasury stock, at cost, 1,528,008 and 867,973 shares, respectively	(4,615)	(2,885)
Total stockholders’ equity	178,512	93,110
Total liabilities and stockholders’ equity	$321,123	$229,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net product revenue	$1,741	$148	$4,451	$438
Royalties and other revenue	9	14	76	64
Total revenues	1,750	162	4,527	502
Operating expenses:
Cost of sales	71	7	268	15
Research and development, including stock-based compensation of $1,460, $1,337, $4,733, and $3,842, respectively	25,780	17,558	57,795	44,125
Selling, general and administrative, including stock-based compensation of $1,341, $2,561, $7,229, and $7,286, respectively	39,592	32,228	110,844	81,375
Total operating expenses	65,443	49,793	168,907	125,515
Loss from operations	(63,693)	(49,631)	(164,380)	(125,013)
Interest and other expense	(4,562)	(3,899)	(11,721)	(7,680)
Interest income and other, net	3,444	3,005	9,464	5,330
Net loss	$(64,811)	$(50,525)	$(166,637)	$(127,363)
Net loss per common share, basic and diluted	$(0.18)	$(0.21)	$(0.54)	$(0.60)

Weighted average common shares outstanding, basic and diluted	361,492	244,925	306,109	213,112

Other comprehensive loss:
Unrealized gain (loss) on investments	542	(13)	318	315
Comprehensive loss	$(64,269)	$(50,538)	$(166,319)	$(127,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2022	189,214	$189	—	$—	$1,709,144	$(1,589,720)	$(428)	$(2,061)	$117,124
Stock-based compensation	—	—	—	—	3,415	—	—	—	3,415
Issuance of common stock under Equity Incentive Plans	1,216	1	—	—	(1)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(824)	(824)
Net loss	—	—	—	—	—	(31,934)	—	—	(31,934)
Unrealized gain (loss) on investments	—	—	—	—	—	—	265	—	265
Balance at March 31, 2023	190,430	$190	—	$—	$1,712,558	$(1,621,654)	$(163)	$(2,885)	$88,046
Stock-based compensation	—	—	—	—	3,815	—	—	—	3,815
Issuance of equity-classified warrants	—	—	—	—	307	—	—	—	307
Issuance of common stock under Equity Incentive Plans	75	—	—	—	—	—	—	—	—
Issuance of common stock, net of fees	55,288	55	—	—	138,979	—	—	—	139,034
Net loss	—	—	—	—	—	(44,904)	—	—	(44,904)
Unrealized gain (loss) on investments	—	—	—	—	—	—	63	—	63
Balance at June 30, 2023	245,793	$245	—	$—	$1,855,659	$(1,666,558)	$(100)	$(2,885)	$186,361
Stock-based compensation	—	—	—	—	3,898	—	—	—	3,898
Net loss	—	—	—	—	—	(50,525)	—	—	(50,525)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(13)	—	(13)
Other	—	—	—	—	(211)	—	—	—	(211)
Balance at September 30, 2023	245,793	$245	—	$—	$1,859,346	$(1,717,083)	$(113)	$(2,885)	$139,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Treasury Stock	Total
Balance at December 31, 2023	245,793	$245	$—	$—	$1,862,558	$(1,766,839)	$31	$(2,885)	$93,110
Stock-based compensation	—	—	—	—	4,302	—	—	—	4,302
Issuance of preferred stock, net of fees	—	—	2,304	23	241,552	—	—	—	241,575
Issuance of common stock under Equity Incentive Plans	1,972	3	—	—	85	—	—	—	88
Repurchase of common stock	—	—	—	—	—	—	—	(1,730)	(1,730)
Net loss	—	—	—	—	—	(48,397)	—	—	(48,397)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2024	247,765	$248	2,304	$23	$2,108,497	$(1,815,236)	$(50)	$(4,615)	$288,867
Stock-based compensation	—	—	—	—	4,859	—	—	—	4,859
Fees related to preferred stock	—	—	—	—	(175)	—	—	—	(175)
Issuance of common stock under Equity Incentive Plans	48	—	—	—	1	—	—	—	1
Conversion of preferred stock to common stock	115,207	115	(2,304)	(23)	(92)	—	—	—	—
Net loss	—	—	—	—	—	(53,429)	—	—	(53,429)
Unrealized gain (loss) on investments	—	—	—	—	—	—	(143)	—	(143)
Balance at June 30, 2024	363,020	$363	—	$—	$2,113,090	$(1,868,665)	$(193)	$(4,615)	$239,980
Stock-based compensation	—	—	—	—	2,801	—	—	—	2,801
Net loss	—	—	—	—	—	(64,811)	—	—	(64,811)
Unrealized gain (loss) on investments	—	—	—	—	—	—	542	—	542
Balance at September 30, 2024	363,020	$363	—	$—	$2,115,891	$(1,933,476)	$349	$(4,615)	$178,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(166,637)	$(127,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	409	407
Stock-based compensation	11,962	11,128
Amortization of debt-related costs	1,444	1,156
Accretion of marketable securities purchased at a discount	(7,418)	(3,613)
Other non-cash adjustments	481	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,885)	(290)
Increase in inventories	(255)	(336)
Increase in prepaid expenses and other current assets	(1,576)	(1,935)
Decrease in other long-term assets	513	389
Increase in accounts payable and other liabilities	5,673	9,108
Net cash used in operating activities	(157,289)	(111,349)
Cash flows from investing activities:
Purchases of property and equipment	(557)	(470)
Purchases of investments	(302,921)	(223,241)
Maturities of investments	234,400	121,870
Net cash used in investing activities	(69,078)	(101,841)
Cash flows from financing activities:
Proceeds from issuance of common stock for equity incentive plans	89	—
Proceeds from issuance of common stock, net of fees	—	138,823
Proceeds from issuance of preferred stock, net of fees	241,400	—
Repurchase of common stock for equity incentive plans	(1,730)	(824)
Proceeds from debt borrowings, net of fees	—	49,962
Other debt financing fees	(1,306)	—
Net cash provided by financing activities	238,453	187,961
Net increase (decrease) in cash and cash equivalents	12,086	(25,229)
Cash and cash equivalents at beginning of period	22,465	46,345
Cash and cash equivalents at end of period	$34,551	$21,116

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,794	$6,767

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	115	—
Issuance of equity-classified warrants	—	307

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We have made certain reclassification adjustments to conform prior-period amounts to the current presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ended December 31, 2024. For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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

Recent Accounting Pronouncements Issued But Not Yet Adopted. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is effective prospectively for annual periods beginning after December 15, 2024. Early adoption is permitted for both standards. We are evaluating the impact of these accounting pronouncements and do not currently expect them to have a material impact on our financial statements.

2.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at September 30, 2024 and December 31, 2023 are as follows:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$34,551	$—	$—	$34,551
Securities maturing within one year:
U.S. treasury securities	188,577	279	—	188,856
Corporate debt securities	34,892	77	(7)	34,962
Total short-term investments	$223,469	$356	$(7)	$223,818
Total cash and cash equivalents and investments	$258,020	$356	$(7)	$258,369

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$22,465	$—	$—	$22,465
Securities maturing within one year:
U.S. treasury securities	141,577	31	(12)	141,596
Corporate debt securities	5,954	11	—	5,965
Total short-term investments	$147,531	$42	$(12)	$147,561
Total cash and cash equivalents and investments	$169,996	$42	$(12)	$170,026

As of September 30, 2024 and December 31, 2023, Lexicon’s investments in an unrealized loss position had an estimated fair value of $14.8 million and $58.5 million, respectively. There were no realized gains or losses during either of the nine month periods ended September 30, 2024 and 2023.
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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of September 30, 2024 and December 31, 2023. There were no transfers between Level 1 and Level 2 during the periods presented.

	Assets at Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$34,551	$—	$—	$34,551
Short-term investments	188,856	34,962	—	223,818
Total cash and cash equivalents and investments	$223,407	$34,962	$—	$258,369

	Assets at Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$22,465	$—	$—	$22,465
Short-term investments	141,596	5,965	—	147,561
Total cash and cash equivalents and investments	$164,061	$5,965	$—	$170,026

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

4. Supplemental Financial Information

The following tables show the Company’s additional balance sheet information as of September 30, 2024 and December 31, 2023:

	As of September 30,	As of December 31,
	2024	2023
	(in thousands)
Inventories:
Raw materials	$103	$—
Work-in-progress	83	100
Finished goods	450	281
Inventory	$636	$381

	Estimated Useful Lives	As of September 30,	As of December 31,
	In Years	2024	2023
		(in thousands)
Property and Equipment:
Computers and software	3-5	$1,529	$2,408
Furniture and fixtures	5-7	389	1,939
Leasehold improvements	3-7	2,178	2,178
Total property and equipment		4,096	6,525
Less: Accumulated depreciation and amortization		(1,961)	(4,538)
Net property and equipment		$2,135	$1,987

During the nine months ended September 30, 2024, the Company retired $1.4 million of computers and software and $1.6 million of furniture and fixtures, all of which had been fully depreciated.

	As of September 30,	As of December 31,
	2024	2023
	(in thousands)
Accrued Liabilities:
Accrued research and development services	$7,878	$3,705
Accrued compensation and benefits	11,167	9,591
Short-term lease liability	1,301	1,291
Other	1,499	2,570
Total accrued liabilities	$21,845	$17,157

During the nine months ended September 30, 2024, the Company incurred $3.4 million of severance costs reflected in selling, general, and administrative expenses of which $1.9 million was paid as of September 30, 2024. As of September 30, 2024, $1.5 million is reflected as accrued compensation and benefits within accrued liabilities on the condensed consolidated balance sheet as noted in the table above.

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
As of September 30, 2024, the carrying value of the Oxford Term Loans on the condensed consolidated balance sheet was $99.9 million, reflecting an unamortized discount of $7.1 million to the face value of long-term debt related to debt issuance costs, the final payment exit fee, and the warrant fair value described below, which are being amortized into interest and other expense. A final payment exit fee of $7.0 million equal to 7% of the amount funded under the Oxford Term Loans is due upon prepayment or maturity.
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
Interest and Principal Payments. Monthly interest-only payments are due during an initial 60-month period from the original March 2022 borrowing date. The interest-only period will be followed by an amortization period extending through the maturity date with monthly principal payments beginning May 1, 2027. Payments of $34.8 million, $52.2 million, and $20.0 million, including debt principal and final exit fee payments, will be due during the fiscal years ended December 31, 2027, December 31, 2028 and December 31, 2029, respectively, with respect to all borrowed loan tranches as of September 30, 2024. Any prepayment of the Oxford Term Loans is subject to prepayment fees of up to 3% which decline over the three years following the funding date of each loan tranche.
Following the June 2023 amendment to the Loan Agreement, the floating interest rate is currently based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second tranches and 7.00% for the third and fourth tranches. Prior to June 2023, the Oxford Term Loans bore interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%. As of September 30, 2024, the weighted average interest rate of the Oxford Term Loans was 12.7%.

Restrictive Provisions/Covenants. If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the Loan Agreement to be immediately due and payable. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time.
Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. The Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. The Loan Agreement includes a financial covenant which requires Lexicon to maintain a minimum unrestricted cash and investments balance of 50% of the outstanding principal amount through June 30, 2026, tested monthly as of the last day of each month. In addition, Lexicon is separately required to maintain a quarterly minimum unrestricted cash and investments balance of $10 million until the achievement of specified INPEFA net sales (which will be satisfied by meeting the monthly minimum unrestricted cash and investments covenant noted above). Upon funding of the fourth tranche, the quarterly minimum unrestricted cash and investments balance requirement will increase to $25 million. The Loan Agreement also includes a separate financial covenant relating to net product revenue which will be effective as of the quarter ending June 30, 2026. In addition to the financial covenants, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Company was in compliance with its debt covenants as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, the right-of-use assets for the office space leases of $5.0 million and $5.5 million, respectively, are separately included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current liabilities relating to the leases are included in accrued liabilities in the condensed consolidated balance sheet (as further described in Note 4) and long-term operating lease liabilities of approximately $4.7 million and $5.3 million, respectively, as of September 30, 2024 and December 31, 2023 are included in other long-term liabilities in the condensed consolidated balance sheet.

During each of the three and nine months ended September 30, 2024 and 2023, the Company incurred lease expense of $0.4 million and $1.2 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company made cash payments for lease liabilities of $1.0 million and $0.5 million, respectively. As of September 30, 2024 and December 31, 2023, the weighted-average remaining lease terms were 8.7 years and 9 years, respectively, with weighted-average discount rates of 9.6% for each year.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at September 30, 2024:

(in thousands)
2024	$345
2025	1,220
2026	865
2027	881
2028	898
Thereafter	4,746
Total undiscounted operating lease liability	8,955
Less: amount of lease payments representing interest	(2,977)
Present value of future lease payments	5,978
Less: short-term operating lease liability	(1,301)
Long-term operating lease liability	$4,677

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

7.     Equity Incentive Awards

Stock-Based Compensation.  The Company has stockholder-approved equity incentive plans that permit the grant of stock options, restricted stock units, and other stock-based awards to employees, directors, and consultants of the Company. Compensation expense related to stock options and restricted stock units (“RSUs”) is determined based on the fair value of the award on the date of the grant and is recognized on a straight-line basis over the vesting period in which an employee is required to provide service. Compensation expense for the three months ended September 30, 2024 and 2023 of $2.8 million and $3.9 million, respectively, and for the nine months ended September 30, 2024 and 2023 of $12.0 million and $11.1 million, respectively, is recorded separately in research and development expense and selling, general, and administrative expense as noted on the Company’s condensed consolidated statements of comprehensive loss.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for stock options granted in the nine months ended September 30, 2024 and 2023:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
September 30, 2024
Employees	96%	4.4%	4	—%
Officers and non-employee directors	104%	4.2%	6	—%
September 30, 2023
Employees	93%	3.9%	4	—%
Officers and non-employee directors	100%	3.9%	6	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2024:

	Stock Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2023	18,705	$3.93
Granted	6,998	1.96
Exercised	(51)	1.72
Expired	(296)	11.79
Forfeited	(4,163)	2.56
Outstanding at September 30, 2024	21,193	3.44
Exercisable at September 30, 2024	10,968	$4.63

The following is a summary of restricted stock unit activity under Lexicon’s stock-based compensation plans for the nine months ended September 30, 2024:

	RSU’s	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2023	5,015	$2.78
Granted	8,527	2.14
Vested	(1,970)	3.10
Forfeited	(3,010)	2.25
Outstanding at September 30, 2024	8,562	$2.25

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

9.     Subsequent Events

On October 16, 2024, Lexicon entered into an exclusive license agreement (the “License Agreement”) with Viatris Inc. (“Viatris”) for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe (the “Licensed Territory”). Under the License Agreement, Lexicon granted Viatris an exclusive, royalty-bearing right and license under its patent rights and know-how to develop and commercialize sotagliflozin in the Licensed Territory and received an upfront payment of $25 million. Lexicon is also eligible to receive (a) up to an aggregate of $12 million upon the achievement of specified regulatory milestones, (b) up to an aggregate of $185 million upon the achievement of specified sales milestones and (c) tiered royalties ranging from low double-digit to upper-teens percentages of annual net sales of sotagliflozin in the Licensed Territory.

Viatris is responsible for all regulatory and commercialization activities for sotagliflozin in the Licensed Territory as well as conducting any additional clinical trials required to obtain such regulatory approvals. Lexicon and Viatris will enter into a manufacturing and supply agreement pursuant to which Lexicon will supply Viatris’s development and commercial requirements of sotagliflozin, and Viatris will pay an agreed upon transfer price for such supply.

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
We are separately pursuing regulatory approval of ZYNQUISTA™ (sotagliflozin) as a treatment for type 1 diabetes. We have a pending New Drug Application, or NDA, for ZYNQUISTA as an adjunct to insulin therapy for glycemic control in adults with type 1 diabetes and CKD. The NDA is currently under review by the U.S. Food and Drug Administration, or FDA, and has been assigned a Prescription Drug User Fee Act, or PDUFA, goal date of December 20, 2024. We have reported positive results from three Phase 3 clinical trials of sotagliflozin in type 1 diabetes.

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
•We are conducting preclinical development of LX9851, an orally-delivered small molecule drug candidate, as a treatment for obesity and associated cardiometabolic disorders.

•We are conducting preclinical research and development and preparing to conduct clinical development of compounds from a number of additional drug programs originating from our internal drug discovery efforts.

Sotagliflozin, LX9851 and compounds from a number of additional drug programs originated from our own internal drug discovery efforts, and LX9211 originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb. Our efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with INPEFA in the United States, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of September 30, 2024, we had an accumulated deficit of $1.9 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants. Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities. We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates and significant selling, general and administrative expenses in connection with our commercial launch of INPEFA. As a result, we will need to generate significantly higher revenues to achieve profitability.
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
Results of Operations

Revenues

Revenues were approximately $1.8 million and $0.2 million, respectively, for the three months ended September 30, 2024 and 2023 and $4.5 million and $0.5 million, respectively, for the nine months ended September 30, 2024 and 2023 primarily from product revenues recognized from sales of INPEFA following its regulatory approval in May 2023.
Cost of Sales

Cost of sales during the three and nine months ended September 30, 2024 consist of third-party manufacturing costs and freight associated with sales of INPEFA. Prior to receiving regulatory approval on May 26, 2023, we had completed or begun the manufacturing of certain INPEFA raw materials. These raw materials were either received at “zero-cost” to us in conjunction with a terminated agreement in 2019 or recorded as research and development expense. Based on our expectations for future manufacturing costs, we estimate these amounts totaled approximately $39.0 million. We began capitalizing inventory manufactured subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. At September 30, 2024, substantially all of the “zero-cost” INPEFA raw materials remains available to us. The “zero-cost” inventory is expected to be consumed over approximately the next three years, which will result in a lower average per unit cost of materials during that period; however, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future INPEFA sales, use of this inventory in clinical development or other research activities, production lead times, collaboration agreements, and/or the ability to utilize inventory prior to its expiration date. We estimate our cost of goods sold as a percentage of net product revenue will be less than 10% subsequent to the utilization of all of the remaining “zero-cost” inventory.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total research and development expense	$25.8	$17.6	$57.8	$44.1
Dollar increase	$8.2		$13.7
Percentage increase	47%		31%
Research and development expenses consist primarily of third-party services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense and other costs, each of which are described below.

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing. Overall, third-party services for the three months ended September 30, 2024 increased 66% to $18.7 million and for the nine months ended September 30, 2024 increased 43% to $36.2 million, as compared to the corresponding periods in 2023 primarily driven by higher clinical external research expense associated with our current drug candidates.

•Personnel – Personnel costs for the three months ended September 30, 2024 increased to $4.2 million from $3.6 million, and for the nine months ended September 30, 2024 increased to $12.8 million from $11.1 million as compared to the corresponding periods in 2023. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended September 30, 2024 increased 9% to $1.5 million, and for the nine months ended September 30, 2024 increased 23% to $4.7 million, as compared to the corresponding periods in 2023, due to increased headcount.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended September 30, 2024 and 2023 were $1.4 million and $1.3 million, respectively. For the nine months ended September 30, 2024 and 2023 these costs were $4.1 million and $3.8 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total selling, general and administrative expense	$39.6	$32.2	$110.8	$81.4
Dollar increase	$7.4		$29.4
Percentage increase	23%		36%
Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of INPEFA and support of our research and development activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment and other costs, each of which are described further below.

•Personnel – Personnel costs for the three months ended September 30, 2024 increased 18% to $19.0 million, and for the nine months ended September 30, 2024 increased 38% to $52.6 million, as compared to the corresponding periods in 2023. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs. The increase is driven by higher employee salaries and benefit costs, including $3.4 million in severance costs primarily reflecting the partial reduction in the field force in September 2024.

•Professional and consulting fees – Professional and consulting fees for the three months ended September 30, 2024 increased 57% to $15.9 million, and for the nine months ended September 30, 2024 increased 49% to $40.1 million, as compared to the corresponding periods in 2023, primarily due to higher marketing and professional fees in conjunction with the commercialization of INPEFA.

•Stock-based compensation – Stock-based compensation expenses for the three months ended September 30, 2024 decreased 48% to $1.3 million, and for the nine months ended September 30, 2024 decreased 1% to $7.2 million, as compared to the corresponding periods in 2023 reflecting forfeitures of unvested awards due to decreased headcount, including the partial reduction in the field force in September 2024.

•Facilities, equipment, and other – Facilities, equipment, and other costs for the three months ended September 30, 2024 and 2023 were $3.4 million and $3.5 million, and for the nine months ended September 30, 2024 and 2023 were $10.9 million and $8.9 million, respectively. The increase was primarily due to travel in conjunction with the commercialization of INPEFA.

Interest and Other Expense
Interest and Other Expense. Interest and other expense was $4.6 million and $3.9 million, respectively, during the three months ended September 30, 2024 and 2023, and $11.7 million and $7.7 million, respectively, during the nine months ended September 30, 2024 and 2023, reflecting the additional $50 million borrowed under the Oxford Term Loans in June 2023.

Interest Income and Other, Net
Interest Income and Other, Net. Interest income and other, net increased to $3.4 million from $3.0 million during the three months ended September 30, 2024 and increased to $9.5 million from $5.3 million during the nine months ended September 30, 2024 from the corresponding periods in 2023, reflecting the increase in cash and investments due to net proceeds received from the March 2024 convertible preferred stock issuance.

Net Loss and Net Loss per Common Share
Net loss and Net loss per Common Share. Net loss was $64.8 million, or $0.18 net loss per share, in the three months ended September 30, 2024 as compared to a net loss of $50.5 million, or $0.21 net loss per share, in the corresponding period in 2023. Net loss was $166.6 million, or $0.54 net loss per share, in the nine months ended September 30, 2024 as compared to a net loss of $127.4 million, or $0.60 net loss per share, in the corresponding period in 2023.
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
In March 2022, we entered into a loan and security agreement with Oxford that provides up to $150 million in borrowing capacity, available in five tranches, under which $100 million has been funded under the first three tranches. The fourth $25 million tranche is available for draw at our option upon the achievement of specified INPEFA net sales and until April 25, 2025. The fifth $25 million tranche is available for draw at our option, subject to Oxford’s consent, at any time prior to the expiration of the 60-month interest-only payment period with an amortization date of May 1, 2027. Payments of $34.8 million, $52.2 million, and $20.0 million, including debt principal and final exit fee payments, will be due during the fiscal years ended December 31, 2027, December 31, 2028 and December 31, 2029, respectively, with respect to all borrowed loan tranches as of September 30, 2024.
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
In December 2023, we entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of our common stock having an aggregate sales price of up to $75 million from time to time through Jefferies as sales agent. As of September 30, 2024, the full amount is still available for issuance under the agreement.
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
On October 16, 2024, we entered into an exclusive license agreement with Viatris for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe pursuant to which we received an upfront payment of $25 million. For additional information on the exclusive license agreement, please refer to Note 9 of the Notes to the Condensed Consolidated Financial Statements.
As of September 30, 2024 and December 31, 2023, we had $258.4 million and $170.0 million in cash, cash equivalents and short-term investments, respectively. We used cash of $157.3 million from operations in the nine months ended September 30, 2024, largely reflective of the net loss for the period of $166.6 million which included non-cash charges of $6.9 million primarily related to stock-based compensation expense. Investing activities used cash of $69.1 million in the nine months ended September 30, 2024, primarily due to net purchases of investments. Financing activities provided cash of $238.5 million, primarily from the issuance of sale of 2,304,147 shares of our Series A Convertible Preferred Stock in a private placement in March 2024 at a price of $108.50 per share. The preferred shares were converted into an aggregate of 115,207,350 common shares in May 2024.
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
Our future capital requirements will be substantial and will depend on many factors, including the success of our commercialization of INPEFA in the United States; the success of our commercial launch of ZYNQUISTA for patients with type 1 diabetes and CKD, if approved; the success of our ongoing research and development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; the amount and timing of our research, development and commercialization expenditures; the resources we devote to commercializing, developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.
We expect to continue to devote substantial capital resources to the commercialization of INPEFA for heart failure; the commercial launch of ZYNQUISTA for patients with type 1 diabetes and CKD, if approved; the research and development of our drug candidates; and for other general corporate activities. We believe that our current unrestricted cash and investment balances as well as future revenues will be sufficient to fund our currently planned operations for at least the next 12 months from the date of this report. In future periods, if cash on hand or generated by operations is insufficient to satisfy our liquidity requirements, we will need to obtain additional liquidity through future strategic and other collaborations or sell additional equity or debt securities or obtain additional credit arrangements. If we are unable to obtain adequate financing when needed, we may have to delay or reduce the scope of our commercialization efforts or one or more of our clinical trials and other research and development programs. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.
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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We had approximately $258.4 million in cash and cash equivalents and short-term investments as of September 30, 2024. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•We depend heavily on our ability to obtain regulatory approval in the United States for ZYNQUISTA in patients with type 1 diabetes and CKD. If we fail to obtain such regulatory approval, our business will suffer significant adverse consequences.

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

•The outbreak of the novel coronavirus, or COVID-19, had an adverse impact historically on our business operations and clinical trials and another global health pandemic could adversely affect our business in the future.

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

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit No.		Description
10.1	—	Separation Agreement, dated September 13, 2024, with Jeffrey L. Wade (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 13, 2024 and incorporated by reference herein).
10.2	—	Consulting Agreement, dated September 13, 2024, with Jeffrey L. Wade (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 13, 2024 and incorporated by reference herein).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	November 13, 2024	By:	/s/ Michael S. Exton
Michael S. Exton, Ph.D.
Chief Executive Officer

Date:	November 13, 2024	By:	/s/ Kristen L. Alexander
Kristen L. Alexander
Vice President, Finance and Accounting