Form 10-K
period 2024-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2025-03-07
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2024
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________
Commission File Number:  000-30111
Lexicon Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0474169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2445 Technology Forest Blvd., 11th Floor
The Woodlands,	TX	77381	(281)	863-3000
(Address of Principal Executive Offices and Zip Code)			(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	LXRX	Nasdaq Global Select Market

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $297.1 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2024 of $1.68 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of February 28, 2025, 361,492,295 shares of common stock were outstanding.

Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2025 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the research and development of our most advanced drug candidates and the commercialization of our approved drug, INPEFA® (sotagliflozin):

•We are developing pilavapadin (LX9211), an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have completed three Phase 2 clinical trials evaluating the safety and tolerability of pilavapadin and its effects on DPNP and neuropathic pain. We have reported top-line results from our Phase 2b clinical trial of pilavapadin in diabetic peripheral neuropathic pain, or DPNP, which demonstrated clear evidence of effect at the 10 mg dose and have received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for development of pilavapadin in that indication. We have also reported positive results from a Phase 2a clinical trial of pilavapadin in DPNP and results from a separate Phase 2a clinical trial of pilavapadin in post-herpetic neuralgia which also demonstrated evidence of effect.

•We are developing LX9851, an orally-delivered small molecule drug candidate, as a treatment for obesity and associated cardiometabolic disorders and are conducting preclinical development of LX9851 in preparation for filing an investigational new drug application, or IND, with the FDA.

•We are commercializing INPEFA (sotagliflozin), an orally-delivered small molecule drug, in the United States to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visits in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease, or CKD, and other cardiovascular risk factors.

We are also developing sotagliflozin as a treatment for hypertrophic cardiomyopathy, or HCM, and are conducting a         Phase 3 clinical trial of sotagliflozin in that indication.

We are separately pursuing regulatory approval of ZYNQUISTA™ (sotagliflozin) as a treatment for type 1 diabetes. The FDA issued a complete response letter regarding our New Drug Application, or NDA, for sotagliflozin in type 1 diabetes in March 2019 and an additional complete response letter in December 2024 regarding our NDA for sotagliflozin as an adjunct to insulin therapy for glycemic control in adults with type 1 diabetes and CKD. At our request, the FDA has issued a public Notice of Opportunity for Hearing, or NOOH, on whether there are grounds for denying approval of our NDA and those proceedings are ongoing.

•We are conducting preclinical research and development of compounds from a number of additional drug programs originating from our internal drug discovery efforts.

Pilavapadin originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb and LX9851, sotagliflozin and compounds from a number of additional drug programs originated from our own internal drug discovery efforts. Our efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

Drugs and Drug Candidates

We are devoting most of our resources to the research and development of pilavapadin, LX9851 and sotagliflozin and the commercialization of INPEFA. We have also advanced a number of additional compounds into various stages of preclinical research and development.

Pilavapadin (LX9211)

Pilavapadin is an orally-delivered small molecule compound that we are developing as a treatment for neuropathic pain. We have received Fast Track designation from the FDA for development of pilavapadin in DPNP. Our scientists identified the target of pilavapadin, adapter-associated kinase 1, or AAK1, in our target discovery efforts based on their discovery that mice lacking AAK1 exhibited increased resistance to induced neuropathic pain in preclinical models. Pilavapadin and another development candidate were discovered by scientists working within our drug discovery alliance with Bristol-Myers Squibb from which we hold exclusive development and commercialization rights. Preclinical studies of pilavapadin demonstrated central nervous system penetration and reduction in pain behavior in models of neuropathic pain without affecting opiate pathways.

We have completed three Phase 2 clinical trials evaluating the safety and tolerability of pilavapadin and its effects on DPNP and neuropathic pain.

Our PROGRESS Phase 2b clinical trial enrolled 496 patients with type 1 or type 2 diabetes and experiencing moderate to severe DPNP in a randomized, double-blind, placebo-controlled study evaluating three treatment groups receiving once daily pilavapadin doses of 10mg, 20mg or 20mg for seven days followed by 10mg thereafter. The effects of pilavapadin were assessed over a 16-week evaluation period, which included a screening period of two weeks and a blinded evaluation period of 14 weeks. The primary efficacy endpoint under evaluation in the study was the reduction in an average daily pain score, or ADPS, from baseline to Week 8 as compared to placebo, with secondary endpoints including reduction in burning pain and reduction in pain interference on sleep at 8 weeks. Certain patient-reported outcome measures were also assessed. Topline data from the study showed a reduction in ADPS from baseline to week 8 with the 10 mg, 20 mg/10 mg and 20 mg dose arms achieving reductions of 1.74, 1.70 and 1.38 respectively, compared to 1.31 in the placebo arm. The study’s statistical analysis plan was designed to detect a dose-response signal based on a prespecified model that assumed separation of all treatment arms from placebo when measuring the primary endpoint. As a result of the lack of separation in ADPS reduction between the 20 mg dose arm and placebo, the study results did not reach statistical significance on the primary endpoint (p=0.11). However, the 10 mg dose arm demonstrated clear evidence of effect by achieving early and clinically meaningful separation from placebo on ADPS that was maintained throughout the study duration. Adverse events were more frequent in the pilavapadin treatment arms, but were significantly improved from the RELIEF-DPN-1 study across all doses. Nearly all adverse events were reported as mild or moderate. Adverse events were most prominent at the 20 mg dose and pilavapadin was generally well-tolerated at the 10 mg dose. Dizziness and nausea were the most commonly reported adverse events and the most frequently associated with patient discontinuations from the study, which occurred most predominantly in the 20 mg dose. No drug related serious adverse events or deaths were reported in the study.

Our RELIEF-DPN-1 Phase 2 clinical trial enrolled 319 patients experiencing DPNP in a randomized, double-blind, placebo-controlled study of pilavapadin evaluating three treatment groups receiving an initial loading dose of 100mg or 200mg of pilavapadin or placebo, followed by once daily doses of 10mg or 20mg of pilavapadin or placebo, respectively. The effects of pilavapadin were assessed over an 11-week evaluation period, which included a 5-week placebo run-off period following the initial 6-week treatment period. The primary efficacy endpoint under evaluation in the study was the change from baseline to week 6 in average daily pain score, or ADPS, based on the 11-point numerical rating scale in patients treated with pilavapadin compared with placebo. Data from the study showed a statistically significant reduction from baseline to week 6 in ADPS of 1.39 points in the low dose arm, compared to 0.72 in the placebo arm (p=0.007 versus placebo), meeting the study’s primary endpoint. The high dose arm demonstrated a reduction from baseline to week 6 in ADPS of 1.27 points (p=0.030 versus placebo), narrowly missing statistical significance. Consistent and statistically significant benefits in burning pain, pain interference with sleep and other measures of particular importance in DPNP were also observed in both pilavapadin treatment arms as compared to placebo during the initial 6-week treatment period. During the blinded 5-week placebo run-off period, there was a gradual tapering of efficacy in both treatment arms with no evidence of rebound pain or withdrawal symptoms.

Adverse events were more frequent in the pilavapadin treatment arms and at the higher dose during the initial 6-week treatment period, with the most common being dizziness, headache and nausea and nearly all being reported as mild or moderate. There were no observed differences in drug-related treatment-emergent adverse events between the treatment and placebo arms during the run-off period, and no drug-related serious adverse events or deaths were reported in the study.

Our RELIEF-PHN-1 Phase 2 clinical trial enrolled 79 patients experiencing post-herpetic neuralgia, or PHN, in a randomized, double-blind, placebo-controlled study of pilavapadin evaluating two treatment groups receiving an initial loading dose of 200mg of pilavapadin or placebo, followed by once daily doses of 20mg of pilavapadin or placebo, respectively. The effects of pilavapadinwere assessed over an 11-week evaluation period, which included a 5-week placebo run-off period following the initial 6-week treatment period. The primary efficacy endpoint under evaluation in the study was the change from baseline to week 6 in ADPS based on the 11-point numerical rating scale in patients treated with pilavapadin compared with placebo. Topline data from the study showed a reduction from baseline to week 6 in ADPS of 2.42 points in the pilavapadin arm, compared to a reduction of 1.62 points in the placebo arm (p=0.120 versus placebo), missing statistical significance in the study’s primary endpoint but demonstrating evidence of effect. Separation of pilavapadin from placebo on ADPS was observed at week 1 and maintained consistently thereafter, with an average placebo-adjusted reduction over the 6-week treatment period of 0.80 points (p=0.031 versus placebo). Adverse events were consistent with those observed in our RELIEF-DPN-1 clinical trial, with dizziness as the most commonly reported and the most frequently associated with patient dropouts from the study. No drug-related serious adverse events or deaths were reported in the study.

LX9851

We are developing LX9851, an orally-delivered small molecule drug candidate, for the treatment of obesity and as a tool for weight management. We are conducting IND-enabling studies of the compound and its associated back-up molecules in preparation for filing an IND. Our scientists identified the target of LX9851 in our target discovery efforts based on their discovery that mice lacking such target exhibited favorable phenotypes across multiple measures of metabolic syndrome in preclinical models, including resistance to diet-induced obesity and improved body composition.

Sotagliflozin

Sotagliflozin is an orally-delivered small molecule compound that we are commercializing for heart failure and developing for HCM and type 1 diabetes. Our scientists identified the targets of sotagliflozin, sodium-glucose cotransporter type 1, or SGLT1, and sodium-glucose cotransporter type 2, or SGLT2, in our target discovery efforts based on their discovery that mice lacking SGLT1, SGLT2 or both exhibited favorable phenotypes across multiple measures of metabolism and glucose control in preclinical models. Preclinical studies of sotagliflozin demonstrated that compounds inhibiting both targets had a favorable preclinical profile relative to compounds selective for SGLT2.

We use “INPEFA” when referring to our FDA-approved drug, “sotagliflozin” when referring to our development for HCM and “ZYNQUISTA” when referring to our development for type 1 diabetes.

Heart Failure

We commercially launched INPEFA, a once-daily oral tablet, following regulatory approval in the United States in May 2023 to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visit in adults with heart failure or type 2 diabetes, CKD, and other cardiovascular risk factors.

In November 2024, we restructured and significantly reduced our commercial operations for INPEFA, but we continue to manufacture and make INPEFA available to patients and prescribers. We do not maintain a sales force for INPEFA. Our internal medical affairs function maintains responsibility for responding to external inquiries regarding the appropriate use of INPEFA with regularly updated and well-substantiated scientific and medical information. We principally sell INPEFA to a limited number of major wholesalers, as well as selected regional wholesalers, most of whom in turn resell INPEFA to retail pharmacies, hospitals, government agencies and other institutions for subsequent resale to patients and healthcare providers.

Hypertrophic Cardiomyopathy

We are conducting a Phase 3 clinical trial, SONATA HCM, evaluating the efficacy and safety of sotagliflozin and its effects on HCM. The trial is expected to enroll approximately 500 patients experiencing obstructive or non-obstructive HCM in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of sotagliflozin over a 26-week treatment period. Doses for patients not tolerating treatment may be reduced to 200mg beginning at week 4. The primary efficacy endpoint under evaluation will be change from baseline in the patient-reported Kansas City Cardiomyopathy Questionnaire, or

KCCQ, clinical summary score at 26 weeks, with secondary endpoints including change in KCCQ total symptom score and New York Heart Association class improvement at 26 weeks.

Type 1 Diabetes

The FDA issued a complete response letter in March 2019 regarding our NDA for ZYNQUISTA in type 1 diabetes and confirmed that position in denying two appeals of the complete response letter in November 2019 and March 2020. The FDA issued an additional complete response letter in December 2024 regarding our NDA for ZYNQUISTA as an adjunct to insulin therapy for glycemic control in adults with type 1 diabetes and CKD. At our request, the FDA has issued a public NOOH on whether there are grounds for denying approval of our NDA and those proceedings are ongoing.

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

Viatris

We entered into an exclusive license agreement with Viatris Inc. in October 2024 under which we granted Viatris an exclusive, royalty-bearing right and license to develop and commercialize sotagliflozin in the licensed territory. We received a $25 million upfront payment under the agreement and are eligible to receive up to an aggregate of $12 million upon the achievement of specified regulatory milestones, up to an aggregate of $185 million upon the achievement of specified sales milestones and tiered royalties ranging from low double-digit to upper-teens percentages of annual net sales of sotagliflozin in the licensed territory.

Viatris is responsible for all regulatory and commercialization activities for sotagliflozin in the licensed territory as well as conducting any additional clinical trials required to obtain such regulatory approvals. We and Viatris have agreed to enter into a manufacturing and supply agreement pursuant to which we will supply Viatris’ development and commercial requirements of sotagliflozin and Viatris will pay an agreed upon transfer price for such supply.

Bristol-Myers Squibb

We established a drug discovery alliance with Bristol-Myers Squibb Company in December 2003 to discover, develop and commercialize small molecule drugs in the neuroscience field.  Bristol-Myers Squibb extended the target discovery term of the alliance in May 2006.  We initiated the alliance with a number of neuroscience drug discovery programs at various stages of development and used our gene knockout technologies to identify additional drug targets with promise in the neuroscience field.  For those targets that were selected for the alliance, we and Bristol-Myers Squibb worked together, on an exclusive basis, to identify, characterize and carry out the preclinical development of small molecule drugs. Bristol-Myers Squibb has the first option to assume full responsibility for clinical development and commercialization of any drugs resulting from the alliance which enter clinical trials, other than pilavapadin and additional compounds acting through AAK1, for which we hold exclusive development and commercialization rights under the alliance. We received $86 million in upfront payments and research funding under the agreement during the target discovery portion of the alliance, which expired in October 2009.  In addition, we are entitled to receive clinical and regulatory milestone payments ranging, depending on the timing and extent of our efforts in the alliance, up to $76 million for each drug developed by Bristol-Myers Squibb under the alliance.  We will also earn royalties on sales of drugs commercialized by Bristol-Myers Squibb under the alliance.

Pilavapadin and another development compound acting through AAK1 were discovered by scientists working within our alliance with Bristol-Myers Squibb. We have agreed to pay Bristol-Myers Squibb up to $34.5 million in clinical and regulatory milestones for the first indication and up to $16 million in clinical and regulatory milestones for each of the second and third indications, if applicable. We have also agreed to pay single digit royalties on worldwide net sales and up to $40 million in commercial milestones.

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

Manufacturing and Product Supply

We do not own or operate manufacturing or distribution facilities or resources for commercial production and distribution of INPEFA or clinical production and distribution of pilavapadin, LX9851, sotagliflozin or our other drug candidates. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations, or CMOs, who, on our behalf, manufacture commercial supplies of INPEFA and clinical supplies of our drug candidates, and will continue to do so for the foreseeable future. We have selected well-established and reputable global CMOs for our active pharmaceutical ingredient, or API, and drug product manufacturing that have good regulatory standing, large manufacturing capacities, and multiple manufacturing sites within their business footprint. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our CMOs. Our quality department audits these suppliers on a periodic basis. Our commercial suppliers are subject to routine inspection by regulatory agencies. We work closely with our third-party manufacturers to ensure compliance with current good manufacturing practices, or cGMP, and other stringent regulatory requirements enforced by the FDA and foreign regulatory agencies in other territories, as applicable.

Raw materials that are used to manufacture our API are sourced from multiple third-party suppliers in Asia and Europe. Third-party API contract manufacturers in Asia and Europe stock sufficient quantities of these materials to ensure they can manufacture quantities of API sufficient to meet our commercial and clinical requirements. We store API at third-party facilities in North America and Asia, and provide appropriate amounts to third-party drug product contract manufacturers in North America and Asia who then manufacture, package and label our specified quantities of finished commercial goods for INPEFA and clinical goods for our drug candidates. Our third-party contract manufacturers also need to obtain materials such as excipients, components and reagents to manufacture our API and finished drug products. Within our supply chain, we have established safety stock amounts for both our API and drug products, and store those quantities in multiple locations. The quantities that we store are based on our business needs and take into account scenarios for demand, production lead times, potential supply interruptions and shelf life for our API and drug products. We believe that our current manufacturing network has the appropriate capacity to produce sufficient commercial quantities of INPEFA and clinical quantities of pilavapadin, LX9851, sotagliflozin and our other drug candidates.

For business continuity reasons, we are establishing a backup supplier for the API necessary to manufacture commercial supplies of INPEFA. We rely on a sole source third party drug product contract manufacturer in North America to manufacture, package and label finished drug product for commercial distribution of INPEFA, and have identified a backup supplier for our commercial INPEFA drug product. We also rely on a single third party logistics provider, with two distribution locations, to provide shipping and warehousing services for our commercial supply of INPEFA.

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

We expect that our principal competition for pilavapadin for the treatment of DPNP would include duloxetine and pregabalin, which are currently marketed for the treatment of DPNP by Eli Lilly and Pfizer, respectively, and are also available as generics. We may also experience competition from suzetrigine, which is currently being developed for DPNP by Vertex. We also expect that we would experience competition from gabapentin, which is available as a generic and is frequently prescribed off-label for the treatment of DPNP.

We expect that our principal competition for LX9851 would include drugs approved for weight loss, including GLP-1 analogs and similar drugs.

 Our principal competition for INPEFA for the treatment of heart failure includes dapagliflozin and empagliflozin, currently marketed for the treatment of heart failure by AstraZeneca and through an alliance between Boehringer Ingelheim and Eli Lilly, respectively. Such competition also includes, to some extent, other classes of drugs used in the treatment of heart failure, such as the combination drug sacubitril/valsartan, currently marketed for the treatment of heart failure by Novartis, and vericiguat, currently marketed for the treatment of heart failure by Merck.
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

Patents and Proprietary Rights

We can protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are claimed by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own or exclusively license patents and patent applications throughout the world that claim our drugs and drug candidates, including:

•issued patents and pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that claim pilavapadin, crystalline forms of pilavapadin, pharmaceutical compositions comprising pilavapadin, and methods of its manufacture and use;

•pending United States and Patent Cooperation Treaty (PCT) patent applications that claim LX9851, pharmaceutical compositions comprising it, and methods of its manufacture and use; and
•issued patents and pending patent applications in Europe, the United States, and other countries throughout the world, including Australia, Argentina, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that claim sotagliflozin, crystalline forms of sotagliflozin, pharmaceutical compositions comprising sotagliflozin, and methods of its manufacture and use.
The normal life of a patent depends primarily on when it was filed. Patents granted in PCT member states typically expire 20 years after their earliest filing date. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have filed patent applications and hold issued patents covering each of our drugs and drug candidates. None of our United States patents that claim pilavapadin has a normal expiration date earlier than 2035. The earliest normal expiration date for any patent that issues from our applications claiming LX9851 is February 15, 2045. The earliest normal expiration date of our United States patents that claim sotagliflozin is 2028. However, we have applied for an extension of patent term based on the FDA’s approval of the drug and expect that upon acceptance of that application, an additional five years will be added to the term of a patent that claims sotagiflozin, pushing its expiration date out to 2033.

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

Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Michael S. Exton, Ph.D.	55	Chief Executive Officer and Director
Scott M. Coiante	58	Senior Vice President and Chief Financial Officer
Brian T. Corrigan	41	Senior Vice President, Regulatory and Quality Assurance
Brian T. Crum	52	Senior Vice President and General Counsel
Lisa M. DeFrancesco	46	Senior Vice President, Investor Relations and Corporate Communications
Craig B. Granowitz, M.D., Ph.D.	60	Senior Vice President and Chief Medical Officer
Alan J. Main, Ph.D.	71	Executive Vice President, Innovation and Chemical Sciences
Wendy E. McDermott	54	Senior Vice President, Human Resources
Kristen L. Alexander	57	Vice President, Finance and Accounting

Michael S. Exton, Ph.D. has been our chief executive officer and a director since July 2024. Dr. Exton previously served for fourteen years in a series of senior leadership positions at Novartis, most recently as cardiometabolism therapeutic head from August 2022 to June 2024. In such role, Dr. Exton led the global cross functional commercial therapeutic areas of cardiovascular and metabolic disease, with key responsibilities in discovery, development, commercial launch preparation, business development, investor relations and media engagement. Dr. Exton’s previous positions with Novartis included vice president and global head, cardiovascular renal and metabolism franchise from November 2021 to August 2022 and vice president and head, cardiovascular renal and metabolism franchise of Novartis USA from January 2018 to August 2022. Prior to joining Novartis, Dr. Exton was director of business development with Invida Pty Ltd and spent seven years with Eli Lilly Australia, where he held a variety of research, business development and sales positions. Dr. Exton holds a B.Sc. and a Ph.D. in neuroscience from the University of Newcastle and a Ph.D. in immunology from the University of Essen, Germany.

Scott M. Coiante has been our chief financial officer since January 2025. Mr. Coiante previously served for ten years in senior leadership positions at Agile Therapeutics, Inc., most recently as senior vice president, chief financial officer from 2011 to 2019 and from August 2023 to August 2024. Mr. Coiante also served as senior vice president, chief financial officer at Aprea Therapeutics, Inc. from 2019 to March 2023 and in a series of senior financial and accounting positions with Medarex, Inc. and Ernst & Young LLP prior to joining Agile Therapeutics. Mr. Coiante is a certified public accountant and received his B.S. from Villanova University.

Brian T. Corrigan has been our senior vice president, regulatory affairs and quality assurance since August 2024. Mr. Corrigan previously served as executive vice president, regulatory policy at Greenleaf Health, Inc. since 2014. Prior to joining Greenleaf Health, Mr. Corrigan held a variety of senior government affairs and public policy positions with Vertex Pharmaceuticals, Inc. and Astellas Pharma US, Inc. Mr. Corrigan received his B.A. from Boston College and J.D. from George Mason University School of Law.
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
Lisa M. DeFrancesco has been our senior vice president, investor relations and corporate communications since February 2025 and previously served as our vice president, investor relations and corporate communications since November

2023. Ms. DeFrancesco previously served as senior vice president, investor relations and corporate affairs for Amarin Corporation plc from 2022 to August 2023. Prior to joining Amarin, Ms. DeFrancesco held various leadership roles in investor relations and corporate affairs at Intercept Pharmaceuticals, Inc. from 2019 to 2022 and at Melinta Therapeutics LLC, Allergan plc and other companies in the telecommunications, real estate and health insurance industries. Ms. DeFrancesco received her B.S. from Seton Hall University.
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
Wendy E. McDermott has been our senior vice president, human resources since August 2024 and previously served as our vice president, human resources since January 2022. Ms. McDermott previously served as chief people officer of Rafael Pharmaceuticals, Inc. since 2019, vice president, human resources of Sanofi from 2017 to 2019 and in a variety of human resources positions with Sanofi, Schering-Plough Corporation and other companies in the tobacco, media and talent and event management industries. Ms. McDermott received her B.A. from State University of New York at Plattsburgh.
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

Human Capital Resources

As of February 28, 2025, we employed 103 persons, of whom 19 hold M.D. or Ph.D. degrees and another 33 hold other advanced degrees.  All of our employees are located in the United States. None of our employees are represented by a labor union and we believe that our relationship with our employees is good. Historically, we have had a relatively low turnover of employees.

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

Research and Development Expenses

In 2024, 2023 and 2022, respectively, we incurred expenses of $84.5 million, $58.9 million and $52.8 million in company-sponsored as well as collaborative research and development activities, including $5.8 million, $5.1 million and $4.3 million of stock-based compensation expense in 2024, 2023 and 2022, respectively.

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

Risks Related to Our Business and Industry

•We depend heavily on our ability to successfully complete the ongoing research and development of our drug programs. If we fail to successfully complete and gain positive results from such research and development efforts, our business will suffer and our stock price will likely decline.

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

•We may not have sufficient capital to support Phase 3 development of pilavapadin in DPNP and do not have sufficient capital to support Phase 3 development of pilavapadin in neuropathic pain broadly. If we are unable to establish a strategic collaboration or other arrangement for that purpose, our capital needs will be substantially higher and we may be unable to obtain financing sufficient to fund Phase 3 development of pilavapadin on acceptable terms, or at all, and may be required to forego or reduce the scope of any such Phase 3 development program.

•We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

Risks Related to Our Relationships with Third Parties

•We depend on our ability to establish collaborations or other arrangements with pharmaceutical and biotechnology companies for the development and commercialization of our drug candidates. If we are unable to establish such collaborations or arrangements, or if pharmaceutical products are not successfully and timely developed and commercialized under such collaborations or arrangements, our opportunities to generate revenues from milestones and royalties or our other drug candidates will be greatly reduced.

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

Risks Related to Our Business and Industry
We depend heavily on our ability to successfully complete the ongoing research and development of our drug programs. If we fail to successfully complete and gain positive results from such research and development efforts, our business will suffer and our stock price will likely decline.

We are developing pilavapadin for neuropathic pain, LX9851 for obesity and cardiometabolic disorders and sotagliflozin for HCM and conducting research and development of compounds from a number of additional drug programs. We cannot offer any assurances or predict with any certainty that our ongoing research and development efforts, including our IND-enabling studies for LX9851 and SONATA-HCM Phase 3 clinical trial of sotagliflozin in HCM, will be successfully completed, generate positive data or demonstrate competitive clinical or commercial profiles, in any case on our expected timelines. Should we fail to obtain positive results from any ongoing research and development efforts, or if any such efforts are not completed on our expected timelines, the likelihood of gaining regulatory approval for the impacted drug program would be reduced, our opportunity to establish a strategic collaboration or other arrangement for the further research, development and commercialization of the impacted drug program would be negatively affected, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.

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
In order to successfully commercialize any product that we or our collaborators may develop, we or they must establish or maintain an effective commercialization infrastructure supporting such product, including sales force, marketing organization and distribution capabilities. We no longer maintain a significant commercial infrastructure following our restructuring and reduction of commercial operations for INPEFA and would need to reestablish sales capabilities in order to effectively commercialize any future products. Factors that may hinder efforts to effectively reestablish, manage and maintain such infrastructure for products that we or our collaborators may develop include:
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

The pharmaceutical and biotechnology industries are highly diversified and are characterized by rapid technological change.  We and our collaborators face, and will continue to face, intense competition from biotechnology and pharmaceutical companies, as well as academic research institutions, clinical reference laboratories and government agencies that are pursuing research and development activities similar to ours.  In addition, significant delays in the development of our drug candidates could allow our competitors to bring products to market before us, which would impair our or our collaborators’ ability to commercialize our drug candidates.  Any products that we or our collaborators develop will compete in highly competitive markets.  Further, our competitors may be more effective at using their technologies to develop commercial products.  Many of the organizations competing with us have greater capital resources, larger research and development staff and facilities, more experience in obtaining regulatory approvals and more extensive product manufacturing and marketing capabilities.  As a result, our competitors may be able to more easily develop and commercialize products that would render any products that we or our collaborators develop obsolete and noncompetitive. In addition, there may also be drug candidates of which we are not aware at an earlier stage of development that may compete with our drugs and drug candidates.

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

Changes in government trade policies could disrupt our supply chain or increase the costs of our clinical and commercial supply, negatively impacting our ability to conduct our clinical and commercial operations, price our commercial product competitively and conduct clinical development in a cost effective manner.

We rely on third party drug product contract manufacturers in Canada and China who then manufacture, package and label finished commercial supply of INPEFA and clinical supply of our drug candidates. Recent changes in U.S. foreign trade policies, including changes to trade regulations, proposed tariffs or other import or export restrictions with countries such as Canada, Mexico and China, could disrupt our supply chains and jeopardize the commercial availability of INPEFA and our conduct of planned clinical development activities for our drug candidates. Such trade dynamics could also increase our costs for raw materials or products that we source internationally, which would negatively impact our business margins and financial results.

We cannot predict what other changes to trade policy, if any, will be made by the current or a future administration or Congress, including whether existing tariff policies will be maintained or modified.

 Risks Related to Our Capital Requirements and Financial Results
We will need additional capital in the future and, if it is unavailable, we will be forced to delay, reduce or eliminate our research and development programs.  If additional capital is not available on reasonable terms, we will be forced to obtain funds, if at all, by entering into financing agreements on unattractive terms.
As of December 31, 2024, we had $238.0 million in cash, cash equivalents and short-term investments. We anticipate that our existing capital resources and revenues will enable us to fund our currently planned operations for at least the next 12 months from the date of this report. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate. Our currently planned operations for the next twelve months include the continued research and development of pilavapadin, LX9851, sotagliflozin and our other drug candidates and the continued limited commercialization of INPEFA for the treatment of heart failure.

Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:
•the timing, progress and results of our research and development efforts for pilavapadin, LX9851, sotagliflozin and our other drug candidates and our ability to obtain necessary regulatory approvals based on clinical trials of those drug candidates;
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

We may not have sufficient capital to support Phase 3 development of pilavapadin in DPNP and do not have sufficient capital to support Phase 3 development of pilavapadin in neuropathic pain broadly. If we are unable to establish a strategic collaboration or other arrangement for that purpose, our capital needs will be substantially higher and we may be unable to obtain financing sufficient to fund Phase 3 development of pilavapadin on acceptable terms, or at all, and may be required to forego or reduce the scope of any such Phase 3 development program.

Our existing resources may be insufficient to support Phase 3 development of pilavapadin in DPNP and will be insufficient to support Phase 3 development of pilavapadin in neuropathic pain broadly. Although we seek to collaborate with another pharmaceutical or biotechnology company or strategic partner under terms which would enable reliance on their resources, in whole or in part, and provide additional funding for such Phase 3 development program, we may be unable to successfully enter into any such collaboration or other arrangement on reasonable terms, or at all. In such event, our capital needs will be substantially higher and we will be reliant on obtaining financing in support of any such Phase 3 development program from alternative sources. We cannot be certain that such financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to secure such financing, we may be required to forego or reduce the scope of any such Phase 3 development program.

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred aggregate net losses since our inception, including an aggregate net loss of approximately $479.5 million for the three-year period ended December 31, 2024.  As of December 31, 2024, we had an accumulated deficit of approximately $2.0 billion.  Because of the numerous risks and uncertainties associated with successfully developing and commercializing drug products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the amount of our expenses. We expect to continue to incur significant expenses over the next several years including the continued research and development of pilavapadin, LX9851, sotagliflozin and our other drug candidates.

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

We have spent and expect to continue spending significant amounts to fund our continued research and development of pilavapadin, LX9851, sotagliflozin and our other drug candidates. As a result, we will need to generate substantial additional revenues to achieve profitability in future periods.  Even if we do achieve profitability in future periods, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

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

As of December 31, 2024, we have incurred approximately $100.3 million of indebtedness. Although the affirmative and restrictive covenants and the pledge of substantially all of our assets as collateral under the Oxford Term Loans restrict our ability to obtain additional debt financing, we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Risks Related to Our Relationships with Third Parties
We depend on our ability to establish collaborations or other arrangements with pharmaceutical and biotechnology companies for the development and commercialization of our drug candidates. If we are unable to establish such collaborations or arrangements, or if pharmaceutical products are not successfully and timely developed and commercialized under such collaborations or arrangements, our opportunities to generate revenues from milestones and royalties or our other drug candidates will be greatly reduced.

We have derived a substantial majority of our revenues to date from collaborative arrangements with other pharmaceutical and biotechnology companies for the research, development and commercialization of our drug candidates and other research and development collaborations and technology licenses. For example, we have entered into an exclusive license agreement with Viatris for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe. Future revenues from our existing and future collaborations depend upon the achievement of milestones and payment of royalties we earn from any future products developed under those arrangements.  If our relationship terminates with any collaborator, our reputation in the business and scientific community may suffer and revenues will be negatively impacted to the extent such losses are not offset by additional collaborations or strategic alliances.  If milestones are not achieved or our collaborators are unable to successfully develop and commercialize products from which milestones and royalties are payable, we will not earn the revenues contemplated by those arrangements.

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
Our products and those of our collaborators, as well as our research and development efforts, may give rise to claims that they infringe or misappropriate the patents or other intellectual property rights of others.  We are aware that other companies and institutions are developing products that act on the same drug targets upon which some of our drug candidates act, have conducted research on many of the same targets that we have identified and have filed patent applications potentially covering drugs that act on those targets.  In some cases, patents have issued, and may issue in the future, from those applications.  In addition, many companies and institutions have patent portfolios directed to commonly used techniques, methods and means of developing, producing and manufacturing pharmaceutical products.  These or other companies or institutions could bring legal actions against us or our collaborators for damages or to stop us or our collaborators from engaging in certain research and development activities or from manufacturing and marketing therapeutic products that allegedly infringe their patent rights.  If any of these actions are successful, in addition to our potential liability for damages, these entities may require us or our collaborators to obtain a license in order to continue engaging in the infringing activities or to manufacture or market the infringing therapeutic products or may force us to terminate such activities or manufacturing and marketing efforts.
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

In the ordinary course of our business, we collect, maintain and transmit sensitive data on our networks and systems, including our intellectual property and proprietary or confidential business information (such as research data and personal information) and confidential information with respect to our customers, clinical trial patients and our business partners. We have outsourced significant elements of our information technology infrastructure and, as a result, third parties may or could have access to our confidential information and personal data. The secure maintenance of this information is critical to our business and reputation. Companies have been increasingly subject to a wide variety of security incidents, cyber-attacks and other attempts to gain unauthorized access and unintentional breaches. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack and motive (including corporate espionage). Cyber threats may be generic, or they may be custom-crafted against our information systems. Our network and storage applications and those of our vendors may be subject to unauthorized access by hackers or information security breaches due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents, particularly for cyber incidents such as advanced persistent threats. These data breaches and any unauthorized access or disclosure of our information or intellectual property could compromise our intellectual property and expose sensitive business information. A data security breach could also lead to public exposure of personal information of our clinical trial patients, customers and others. Cyber-attacks and information security breaches could cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. Our network security and data recovery measures and those of our vendors may not be able to detect or prevent every attempted breach and may not permit us to respond effectively to every breach. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business. Reputational harm resulting from a significant cyber incident may cause unquantifiable damage to our established goodwill. Moreover, as cyber incidents continue to evolve, we will likely be required to expend additional resources to enhance our security posture and cybersecurity defenses or to investigate and remediate any vulnerability to or consequences of cyber incidents. Our insurance coverage may not be sufficient to prevent or recover from cyberattacks, including coverage of applicable resulting losses arising from the incident.

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

Risks Related to Our Employees and Facilities

If we are unable to manage our business, financial condition, results of operations and prospects may be adversely affected.

In the past we have experienced and may continue to experience substantial growth in the number of our employees and in the scope of our operations. If we experience it again, it will likely place significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. We have increased our commercial, medical, clinical, and other personnel, and recruiting and retaining qualified individuals is difficult. If we are unable to manage our growth effectively, or are unsuccessful in recruiting or retaining qualified personnel when advisable, our business, financial condition, results of operations and prospects may be adversely affected.

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to operate and expand our operations.

We are highly dependent upon the principal members of our management, as well as medical and clinical staff, the loss of whose services might adversely impact the achievement of our objectives.  Retaining and, where advisable, recruiting qualified personnel will be critical to the advancement of our research and development efforts for pilavapadin, LX9851, sotagliflozin and our other drug candidates.  Competition is intense for experienced personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following, many of which we cannot control:

•actions taken by regulatory agencies with respect to pilavapadin, LX9851, sotagliflozin and our other drug candidates;
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

If we are unable to meet Nasdaq continued listing requirements, including minimum trading price, Nasdaq may take action to delist our common stock.

Our common stock trades on The Nasdaq Global Select Market, which has qualitative and quantitative listing criteria, including a requirement to maintain a minimum bid price of $1 per share. On January 3, 2025, we received a letter from Nasdaq’s listing qualifications staff indicating that we no longer meet such minimum bid price requirement. In accordance with Nasdaq rules, we have been provided a period of 180 calendar days, or until July 2, 2025, in which to regain compliance by ensuring the closing bid price of our common stock is at least $1 per share for a minimum of ten consecutive business days during such 180-day period. In the event that we do not regain compliance within such 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide us notice that our common stock will be subject to delisting.

Although we are monitoring the closing bid price of our common stock and considering our available options in the event that the closing bid price of our common stock remains below $1 per share, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or otherwise maintain compliance with the other Nasdaq listing requirements. A delisting of our common stock would likely negatively impact us and our shareholders by reducing the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock.
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

Item 2.  Properties

In February 2021, we leased a 25,000 square-foot office space in The Woodlands, Texas. The term of the sublease extends from March 2021 through August 2025, and provides for escalating yearly base rent payments which are $557,000 for 2025, the final year of the lease. In July 2024, we entered into a new lease agreement for our existing office space in The Woodlands, Texas. The term of the lease begins September 2025, extends through January 2031 and provides for escalating yearly base rent payments starting at $774,000 and increasing to $875,000 in the final year of the lease.

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

Table of Contents
Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Global Select Market under the symbol “LXRX.” As of February 28, 2025, there were approximately 273 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2019 and ending December 31, 2024. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2019, and that all dividends were reinvested. The stock performance shown on the graph below represents historical performance and is not necessarily indicative of future stock price performance.

	December 31,
	2019	2020	2021	2022	2023	2024
Lexicon Pharmaceuticals, Inc.	100	82	95	46	37	18
Nasdaq Composite Index	100	144	174	117	167	215
Nasdaq Biotechnology Index	100	126	125	111	115	114
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

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the research and development of our most advanced drug candidates and the commercialization of our approved drug, INPEFA® (sotagliflozin):

•We are developing pilavapadin (LX9211), an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have completed three Phase 2 clinical trials evaluating the safety and tolerability of pilavapadin and its effects on DPNP and neuropathic pain. We have reported top-line results from our Phase 2b clinical trial of pilavapadin in diabetic peripheral neuropathic pain, or DPNP, which demonstrated clear evidence of effect at the 10 mg dose and have received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for development of pilavapadin in that indication. We have also reported positive results from a Phase 2a clinical trial of pilavapadin in DPNP and results from a separate Phase 2a clinical trial of pilavapadin in post-herpetic neuralgia which also demonstrated evidence of effect.

•We are developing LX9851, an orally-delivered small molecule drug candidate, as a treatment for obesity and associated cardiometabolic disorders and are conducting preclinical development of LX9851 in preparation for filing an investigational new drug application, or IND.

•We are commercializing INPEFA (sotagliflozin), an orally-delivered small molecule drug, in the United States to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visits in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease, or CKD, and other cardiovascular risk factors.

We are also developing sotagliflozin as a treatment for hypertrophic cardiomyopathy, or HCM, and are conducting a         Phase 3 clinical trial of sotagliflozin in that indication.

We are separately pursuing regulatory approval of ZYNQUISTA™ (sotagliflozin) as a treatment for type 1 diabetes. The FDA issued a complete response letter regarding our New Drug Application, or NDA, for sotagliflozin in type 1 diabetes in March 2019 and an additional complete response letter in December 2024 regarding our NDA for sotagliflozin as an adjunct to insulin therapy for glycemic control in adults with type 1 diabetes and CKD. At our request, the FDA has issued a public NOOH on whether there are grounds for denying approval of our NDA and those proceedings are ongoing.

•We are conducting preclinical research and development of compounds from a number of additional drug programs originating from our internal drug discovery efforts.

Pilavapadin originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb and LX9851, sotagliflozin and compounds from a number of additional drug programs originated from our own internal drug discovery efforts. Our efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

Our operating results and, in particular, our ability to generate additional revenues are dependent on many factors, including the success of our ongoing research and development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; and general and industry-specific economic conditions which may affect research, development and commercialization expenditures.

Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with INPEFA in heart failure in the United States, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of December 31, 2024, we had an accumulated deficit of approximately $2.0 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

We are presently devoting most of our resources to the continued research and development of pilavapadin, LX9851, sotagliflozin and our other drug candidates.

Pilavapadin originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb and LX9851, sotagliflozin and compounds from a number of additional drug programs originated from our own internal drug discovery efforts. Those efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

Revenues

Revenues for the year ended December 31, 2024 were approximately $31.1 million and primarily consisted of the upfront payment of $25.0 million received from the Viatris licensing agreement and net product revenues of $6.0 million recognized from sales of INPEFA.

Cost of Sales

Cost of sales for the years ended December 31, 2024 and 2023 consist of third-party manufacturing costs and freight associated with sales of INPEFA. Prior to receiving regulatory approval of INPEFA on May 26, 2023, we had completed or begun the manufacturing of certain INPEFA raw materials. These raw materials were either received at “zero-cost” to us in conjunction with a terminated agreement in 2019 or recorded as research and development expense. Based on our expectations for future manufacturing costs, we estimate these amounts totaled approximately $39.0 million. We began capitalizing inventory manufactured subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. At December 31, 2024, substantially all of the “zero-cost” INPEFA raw materials remains available to us. However, the time period over which this inventory is consumed will depend on a number of factors that may include the amount of future INPEFA sales, use of this inventory to satisfy the manufacturing and supply agreement we have agreed to enter into with Viatris (see Note 7) or in clinical development or other research activities, production lead times, and/or the ability to utilize inventory prior to its expiration date. Any future sales of INPEFA will utilize this “zero-cost” inventory and will result in a lower average per unit cost of materials during that period. We estimate our cost of goods sold as a percentage of net product revenue will be less than 10% subsequent to the utilization of all of the remaining “zero-cost” inventory.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2024	2023	2022
Total research and development expense	$84.5	$58.9	$52.8
Dollar increase	$25.6	$6.1
Percentage increase	43%	12%

Research and development expenses consist primarily of third-party services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense and other costs each of which are described below.

Years Ended December 31, 2024 and 2023

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing. Overall, third-party services increased 64% in 2024 to $56.7 million, primarily driven by higher clinical external research expense associated with our current drug candidates and higher consulting fees related to the resubmission of the NDA for ZYNQUISTA.

•Personnel – Personnel costs increased 16% in 2024 to $16.7 million from $14.3 million in 2023. Salaries (including severance), bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expense increased 14% in 2024 to $5.8 million as compared to 2023.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs were $5.3 million and $4.9 million in 2024 and 2023, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2024	2023	2022
Total selling, general and administrative expense	$143.1	$114.0	$48.1
Dollar increase	$29.1	$65.9
Percentage increase	26%	137%

Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of INPEFA and support of our research and development activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment, and other costs each of which are described further below.

Years Ended December 31, 2024 and 2023

•Personnel – Personnel costs increased 28% in 2024 to $68.1 million as compared to the corresponding period in 2023. Salaries (including severance), bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs. The increase is driven by higher employee salaries and benefit costs, including severance of $11.2 million incurred in late 2024 related to the significant reduction in our commercial field force.

•Professional and consulting fees – Professional and consulting fees increased 36% in 2024 to $52.7 million, primarily due to higher marketing expenses in 2024 and professional fees incurred for ZYNQUISTA prior to receipt of the complete response letter in December 2024 by the FDA.

•Stock-based compensation – Stock-based compensation expense decreased 17% in 2024 to $7.7 million as compared to 2023 reflecting forfeitures of unvested awards due to decreased headcount, primarily reflecting the reduction in the field force in late 2024.

•Facilities, equipment, and other – Facilities, equipment, and other costs were $14.6 million and $13.1 million in 2024 and 2023, respectively. The increase was primarily due to travel in conjunction with the commercialization of INPEFA.

Interest and Other Expense

Interest and Other Expense.  Interest and other expense increased to $15.6 million in 2024 from $13.1 million in 2023, reflecting the additional $50 million borrowed under the Oxford Term Loans in June 2023.

Interest Income and Other, Net

Interest Income and Other, Net. Interest income and other, net increased to $12.3 million in 2024 from $7.7 million in 2023 reflecting an increase in cash and investments.

Net Loss and Net Loss per Common Share
Net loss was $200.4 million, or $0.63 net loss per share, in 2024, as compared to a net loss of $177.1 million, or $0.80 net loss per share, in 2023.

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

In March 2022, we entered into a loan and security agreement (as subsequently amended) with Oxford Finance LLC that provides up to $150 million in borrowing capacity, available in five tranches, under which $100 million has been funded under the first three tranches. The fourth $25 million tranche is available for draw at our option upon the achievement of specified INPEFA net sales and until April 25, 2025. The fifth $25 million tranche is available for draw at our option, subject to Oxford’s consent, at any time prior to the expiration of the 60-month interest-only payment period with an amortization date of May 1, 2027. Payments of $34.8 million, $52.2 million, and $20.0 million, including debt principal and final exit fee payments, will be due during the fiscal years ended December 31, 2027, December 31, 2028 and December 31, 2029, respectively, with respect to all borrowed loan tranches as of December 31, 2024.

The loan and security agreement includes a financial covenant relating to net product revenue, which will be effective as of the quarter ending June 30, 2026, and a separate financial covenant which requires us to maintain a minimum unrestricted cash and investments balance of 50% of the outstanding principal amount through June 30, 2026, tested monthly as of the last day of each month. In addition, we are separately required to maintain a quarterly minimum unrestricted cash and investments balance of $10 million until the achievement of specified INPEFA net sales (which will be satisfied by meeting the monthly minimum unrestricted cash and investments covenant noted above). Upon funding of the fourth tranche, the quarterly minimum unrestricted cash and investments balance requirement will increase to $25 million. For additional information, please refer to Note 9 of the Notes to Consolidated Financial Statements.

In December 2023, we entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of our common stock having an aggregate sales price of up to $75 million from time to time through Jefferies as sales agent. As of December 31, 2024, the full amount is still available for issuance under the agreement.

On March 11, 2024, we entered into an agreement with certain accredited investors pursuant to which we agreed to sell 2,304,147 shares of our Series A Convertible Preferred Stock, at a price of $108.50 per share. We received net proceeds of approximately $241.3 million, after deducting placement agent fees and offering expenses from the private placement offering. On May 10, 2024, each share of preferred stock was converted into 50 shares of our common stock, or an aggregate of 115,207,350 shares. For additional information on the private placement offering, please refer to Note 13 of the Notes to Consolidated Financial Statements.

On October 16, 2024, we entered into an exclusive license agreement with Viatris for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe pursuant to which we received an upfront payment of $25 million. For additional information on the exclusive license agreement, please refer to Note 7 of the Notes to Consolidated Financial Statements.

As of December 31, 2024, we had $238.0 million in cash, cash equivalents and short-term investments.  As of December 31, 2023, we had $170.0 million in cash, cash equivalents and short-term investments.  We used cash of $178.8 million in our operations in 2024 largely reflective of the net loss for the year of $200.4 million (including non-cash charges of $7.4 million) and changes in working capital. Investing activities used cash of $15.4 million in 2024, primarily due to net purchases of investments. Financing activities provided cash of $238.3 million, primarily from the issuance and sale of 2,304,147 shares of our Series A Convertible Preferred Stock in a private placement in March 2024 at a price of $108.50 per share. The preferred shares were converted into an aggregate of 115,207,350 common shares in May 2024.

Other commitments. Upon the regulatory approval of sotagliflozin for the treatment of type 1 diabetes in a major market, we will be required to make certain royalty payments, totaling $4.5 million, in three equal annual installments of $1.5 million. Under our drug discovery alliance with Bristol-Myers Squibb, we will be required to make a milestone payment of $5 million upon dosing of the first patient in a Phase 3 clinical trial of pilavapadin.

For a further discussion of our commitments and contingencies see Note 10 of the Notes to Consolidated Financial Statements.

Our future capital requirements will be substantial and will depend on many factors, including the success of our ongoing research and development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; the amount and timing of our research, development and commercialization expenditures; the resources we devote to commercializing, developing and supporting our products and other factors.  Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.

We expect to continue to devote substantial capital resources to the research and development of our drug candidates and for other general corporate activities. We believe that our current unrestricted cash and investment balances and cash and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our currently planned operations for at least the next 12 months from the date of this report.  In future periods, if cash on hand or generated by operations is insufficient to satisfy our liquidity requirements, we will need to obtain additional liquidity through future strategic and other collaborations or sell additional equity or debt securities or obtain additional credit arrangements. If we are unable to obtain adequate financing when needed, we may have to delay or reduce the scope of our commercialization efforts or one or more of our clinical trials and other research and development programs. Additional financing may not be available on terms acceptable to us or at all. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders.

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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase.  We had approximately $238.0 million in cash and cash equivalents and short-term investments as of December 31, 2024. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk.  We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on such assessment using those criteria, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

Subsequent to our evaluation described above, there were no significant changes in internal controls or other factors during the fiscal quarter ended December 31, 2024 that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.     Other Information

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Management Severance Plan

On March 4, 2025, we adopted a Management Severance Plan, which will provide severance payments and benefits to eligible employees in connection with certain terminations of employment. The plan was approved by our compensation committee and has an effective date of March 4, 2025.

Under the plan, in the event that a participating executive officer’s employment is terminated by us without cause (as defined in the plan) or resigns for good reason (as defined in the plan), if the participating executive officer signs a release of all claims, then the participating executive officer would be entitled to lump sum payments equal to (a) 12 months of current base salary, (b) pro-rated amount of current target cash bonus (only if such termination occurs between September 1 and December 31) and (c) an amount approximating 12 months of COBRA premiums for continued coverage under our group health plans, less the employee contribution amount that our similarly situated employees pay for such coverage (only if the participating executive officer is enrolled in our group health plans and elects to continue such coverage).

In the event that the separation described in the preceding paragraph occurs within the 24-month period following a change in control, if the participating executive officer signs a release of all claims, then the participating executive officer would be entitled to lump sum payments equal to (a) 12 months of current base salary (or 18 months of current base salary in the case of our chief executive officer), (b) current target cash bonus and (c) an amount approximating 12 months of COBRA premiums for continued coverage under our group health plans (or 18 months in the case of our chief executive officer), less the employee contribution amount that our similarly situated employees pay for such coverage (only if the participating executive officer is enrolled in our group health plans and elects to continue such coverage).

For purposes of the plan, a change in control shall have occurred upon any of the following events: (a) any person (other than Invus, L.P. and its affiliates) becomes the beneficial owner of securities representing 35% or more of the combined voting power of our securities, (b) the consummation of a reorganization, merger or consolidation pursuant to which our stockholders immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own or control more than 50% of the combined voting power of the surviving entity’s outstanding voting securities in substantially the same proportions as prior to such reorganization, merger or consolidation, (c) our liquidation or dissolution or the sale of all or substantially all of our assets, (d) following the election or removal of directors, a majority of our board of directors consists of individuals who were not members of our board of directors two years before such election or removal or (e) any other corporate event deemed to be a change in control by the plan administrator.

The terms of the plan will supersede all potential severance payments and benefits contained within participating executive officers’ individual offer letters and employment agreements.

The foregoing description of the plan does not purport to be complete and is qualified in its entirety by reference to the plan, a copy of which is attached as an exhibit to this annual report on Form 10-K and the terms of which are incorporated herein by reference.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2024 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2024. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2024.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2024.

Item 14.   Principal Accountant Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2024.

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

4.8	—	Description of Common Stock (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 and incorporated by reference herein).
*†10.1	—	Management Severance Plan, dated March 4, 2025
10.2	—	Offer Letter, dated July 3, 2024, with Michael S. Exton, Ph.D. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8‑K dated July 3, 2024 and incorporated by reference herein).
10.3	—
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

10.5	—	Separation Agreement, dated September 13, 2024, with Jeffrey L. Wade (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 13, 2024 and incorporated by reference herein).
10.6	—	Consulting Agreement, dated September 13, 2024, with Jeffrey L. Wade (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 13, 2024 and incorporated by reference herein).
10.7	—
Form of Indemnification Agreement with Officers and Directors (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

10.8	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated by reference herein).
10.9	—	2017 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 27, 2023 and incorporated by reference herein).
10.10	—	2017 Non-Employee Directors’ Equity Incentive Plan, as amended (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated April 27, 2023 and incorporated by reference herein).
*10.11	—	Form of Stock Option Agreement with Officers under the 2017 Equity Incentive Plan
*10.12	—	Form of Restricted Stock Unit Agreement with Officers under the 2017 Equity Incentive Plan
10.13	—
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

*†10.15	—	Exclusive License Agreement, dated October 16, 2024, with Viatris Inc.
10.16	—
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

†10.18	—
Second Amendment, dated November 2, 2016, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2016 and incorporated by reference herein).

10.19	—
Sublease Agreement, dated February 8, 2021, with Repsol Oil & Gas USA, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2021 and incorporated by reference herein).

10.20	—
Office Lease dated July 30, 2024, with RFL NO.4 Limited Partnership (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 and incorporated by reference herein).

†10.21	—
Loan and Security Agreement, dated March 17, 2022, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated by reference herein).

†10.22	—
First Amendment to Loan and Security Agreement, dated August 29, 2022, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 29, 2022 and incorporated by reference herein).

†10.23	—
Second Amendment to Loan and Security Agreement, dated May 1, 2023, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 1, 2023 and incorporated by reference herein).

†10.24	—
Third Amendment to Loan and Security Agreement, dated June 23, 2023, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 2023 and incorporated by reference herein).

†10.25	—
Fourth Amendment to Loan and Security Agreement, dated December 29, 2023, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 29, 2023 and incorporated by reference herein).

†10.26	—
Fifth Amendment to Loan and Security Agreement, dated March 6, 2024, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 6, 2024 and incorporated by reference herein).

†10.27	—
Sixth Amendment to Loan and Security Agreement, dated June 28, 2024 with with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 28, 2024 and incorporated by reference herein)

10.28	—
Preferred Stock Purchase Agreement, dated March 11, 2024, with the purchasers party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2024 and incorporated by reference herein).

*19.1	—	Insider Trading and Confidentiality Policy
21.1	—	Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 and incorporated by reference herein).
*23.1	—	Consent of Independent Registered Public Accounting Firm.
*24.1	—	Power of Attorney (contained in signature page).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	—	Incentive-Based Compensation Clawback Policy (filed as Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated by reference herein).
*101.INS	—	XBRL Instance Document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.
†	Certain information (indicated by “[**]”) has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

Item 16. Form 10-K Summary

Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.
Date:	March 7, 2025	By:	/s/ MICHAEL S. EXTON
Michael S. Exton, Ph.D.
Chief Executive Officer

Date:	March 7, 2025	By:	/s/ SCOTT M. COIANTE
Scott M. Coiante
Senior Vice President and Chief Financial Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael S. Exton, Ph.D. and Scott M. Coiante, or either of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, here ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL S. EXTON	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2025
Michael S. Exton, Ph.D.

/s/ SCOTT M. COIANTE	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2025
Scott M. Coiante

/s/ KRISTEN L. ALEXANDER	Vice President, Finance and Accounting (Principal Accounting Officer)	March 7, 2025
Kristen L. Alexander

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 7, 2025
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 7, 2025
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 7, 2025
Samuel L. Barker, Ph.D.

/s/ IVAN H. CHEUNG	Director	March 7, 2025
Ivan H. Cheung

/s/ CHRISTOPHER J. SOBECKI	Director	March 7, 2025
Christopher J. Sobecki

/s/ DIANE E. SULLIVAN	Director	March 7, 2025
Diane E. Sullivan

/s/ JUDITH L. SWAIN	Director	March 7, 2025
Judith L. Swain, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

How We Addressed the Matter in Our Audit	Our audit procedures included, among others, testing the accuracy and completeness of the underlying inputs used in management’s analysis to determine costs incurred. We compared recorded expenses to budgeted amounts per executed vendor contracts, actual amounts incurred at the end of each study milestone, and to expenses incurred in prior periods and obtained an understanding of the reasons for significant changes. We inspected the terms and conditions of vendor contracts, change orders and trial budgets, and clerically tested the cost models to track progress against trial budgets. We evaluated estimated services incurred by third parties by understanding the terms and timeline of significant projects, evaluating management’s estimate of work performed and costs incurred by meeting with members of the Company’s clinical operations team, and obtaining external confirmation of key inputs to the clinical trial expense calculation, such as total approved trial budgets and amounts invoiced, and number and timing of patients enrolled in clinical studies. Further, we inspected invoices received from third parties during the year as well as after the balance sheet date and performed a lookback analysis to evaluate the completeness of accrued research and development expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Houston, Texas

March 7, 2025

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$66,656	$22,465
Short-term investments	171,301	147,561
Accounts receivable, net	3,473	1,010
Inventory	231	381
Prepaid expenses and other current assets	4,532	5,130
Total current assets	246,193	176,547
Property and equipment, net of accumulated depreciation and amortization of $2,086 and $4,538, respectively	2,484	1,987
Goodwill	44,543	44,543
Operating lease right-of-use-assets	4,832	5,524
Other assets	368	828
Total assets	$298,420	$229,429
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,801	$14,389
Accrued liabilities	30,447	17,157
Total current liabilities	45,248	31,546
Long-term debt, net	100,298	99,508
Other long-term liabilities	6,924	5,265
Total liabilities	152,470	136,319
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized
Series A Convertible preferred stock; 2,304,147 shares issued and none outstanding at December 31, 2024; no shares issued or outstanding at December 31, 2023	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 363,020,303 and 245,792,668 shares issued, respectively	363	245
Additional paid-in capital	2,117,325	1,862,558
Accumulated deficit	(1,967,242)	(1,766,839)
Accumulated other comprehensive income	119	31
Treasury stock, at cost, 1,528,008 and 867,973 shares, respectively	(4,615)	(2,885)
Total stockholders' equity	145,950	93,110
Total liabilities and stockholders’ equity	$298,420	$229,429

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Net product revenue	$6,001	$1,110	$—
Licensing revenue	25,000	—	—
Royalties and other revenue	80	94	139
Total revenues	31,081	1,204	139
Operating expenses:
Cost of sales	616	85	—
Research and development, including stock-based compensation of $5,839, $5,139 and $4,253 respectively	84,480	58,887	52,816
Selling, general and administrative, including stock-based compensation of $7,660, $9,201 and $7,267, respectively	143,102	113,982	48,083
Total operating expenses	228,198	172,954	100,899
Loss from operations	(197,117)	(171,750)	(100,760)
Interest and other expense	(15,579)	(13,101)	(2,780)
Interest income and other, net	12,293	7,732	1,596
Net loss	$(200,403)	$(177,119)	$(101,944)
Net loss per common share, basic and diluted	$(0.63)	$(0.80)	$(0.62)

Weighted average common shares outstanding, basic and diluted	320,031	221,130	165,733

Other comprehensive loss:
Unrealized gain (loss) on investments	88	459	(418)
Comprehensive loss	$(200,315)	$(176,660)	$(102,362)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 31, 2021	150,082	$150	—	$—	$1,608,749	$(1,487,776)	$(10)	$(7,518)	$113,595
Stock-based compensation	—	—	—	—	11,520	—	—	—	11,520
Issuance of common stock under Equity Incentive Plans	32	—	—	—	—	—	—	—	—
Issuance of common stock, net of issuance fees	39,100	39	—	—	94,166	—	—	—	94,205
Issuance of equity-classified warrants	—	—	—	—	1,030	—	—	—	1,030
Issuance of treasury stock	—	—	—	—	(6,321)	—	—	6,321	—
Repurchase of common stock	—	—	—	—	—	—	—	(864)	(864)
Net loss	—	—	—	—	—	(101,944)	—	—	(101,944)
Unrealized loss on investments	—	—	—	—	—	—	(418)	—	(418)
Balance at December 31, 2022	189,214	$189	—	$—	$1,709,144	$(1,589,720)	$(428)	$(2,061)	$117,124
Issuance of equity-classified warrants	—	—	—	—	307	—	—	—	307
Stock-based compensation	—	—	—	—	14,340	—	—	—	14,340
Issuance of common stock, net of fees	55,288	55	—	—	138,768	—	—	—	138,823
Issuance of common stock under Equity Incentive Plans	1,291	1	—	—	(1)	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—	(824)	(824)
Net loss	—	—	—	—	—	(177,119)	—	—	(177,119)
Unrealized gain on investments	—	—	—	—	—	—	459	—	459
Balance at December 31, 2023	245,793	$245	—	$—	$1,862,558	$(1,766,839)	$31	$(2,885)	$93,110
Stock-based compensation	—	—	—	—	13,499	—	—	—	13,499
Issuance of preferred stock, net of fees	—	—	2,304	23	241,299	—	—	—	241,322
Issuance of common stock under Equity Incentive Plans	2,020	3	—	—	61	—	—	—	64
Repurchase of common stock	—	—	—	—	—	—	—	(1,730)	(1,730)
Conversion of preferred stock to common stock	115,207	115	(2,304)	(23)	(92)	—	—	—	—
Net loss	—	—	—	—	—	(200,403)	—	—	(200,403)
Unrealized gain on investments	—	—	—	—	—	—	88	—	88
Balance at December 31, 2024	363,020	$363	—	$—	$2,117,325	$(1,967,242)	$119	$(4,615)	$145,950

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(200,403)	$(177,119)	$(101,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	534	554	427
Stock-based compensation	13,499	14,340	11,520
Amortization of debt-related costs	1,845	1,774	741
Loss on disposal of property and equipment	—	—	3
Accretion of marketable securities purchased at a discount	(9,305)	(5,617)	—
Other non-cash adjustments	812	1,512	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,463)	(982)	(14)
Decrease (increase) in inventories	150	(381)	—
Decrease (increase) in prepaid expenses and other current assets	598	(2,899)	(316)
Decrease in other long-term assets	1,152	467	656
Increase in accounts payable and other liabilities	14,801	6,454	76
Net cash used in operating activities	(178,780)	(161,897)	(88,851)
Cash flows from investing activities:
Purchases of property and equipment	(1,031)	(470)	(1,326)
Purchases of investments	(328,747)	(223,343)	(133,949)
Maturities of investments	314,400	173,870	64,197
Net cash used in investing activities	(15,378)	(49,943)	(71,078)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	—	138,823	94,205
Proceeds from issuance of common stock for equity incentive plans	64	—	—
Proceeds from issuance of preferred stock, net of fees	241,322	—	—
Repurchase of common stock	(1,730)	(824)	(864)
Proceeds from debt borrowings, net of fees	—	49,961	48,868
Other debt financing fees	(1,307)	—	—
Net cash provided by financing activities	238,349	187,960	142,209
Net increase (decrease) in cash and cash equivalents	44,191	(23,880)	(17,720)
Cash and cash equivalents at beginning of year	22,465	46,345	64,065
Cash and cash equivalents at end of year	$66,656	$22,465	$46,345

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,919	$10,057	$2,289

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liability	$—	$—	$5,206
Issuance of equity-classified warrants	$—	$307	$1,030
Issuance of treasury stock	$—	$—	$6,321
Accrual of deferred financing costs	$—	$250	$—
Conversion of preferred stock to common stock	$115	$—	$—

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

Lexicon has financed its operations from inception primarily through sales of common and preferred stock, contract and milestone payments to it under strategic collaborations and other research and development collaborations, target validation, database subscription and technology license agreements, product sales, government grants and contracts and financing under debt and lease arrangements. The Company’s future success is dependent upon many factors, including, but not limited to, its ongoing research and development efforts and its ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; its success in establishing new collaborations and licenses and its receipt of milestones, royalties and other payments under such arrangements; the amount and timing of research, development and commercialization expenditures; the resources devoted to developing and supporting its products; general and industry-specific economic conditions which may affect research, development and commercialization expenditures; and its ability to obtain and enforce patents and other proprietary rights in its discoveries, comply with federal and state regulations, and maintain sufficient capital to fund its activities.  As a result of the aforementioned factors and the related uncertainties, there can be no assurance of the Company’s future success.

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

Segment Information. Lexicon operates as one business segment, which primarily focuses on the discovery, development and commercialization of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, product sales, government grants and contracts and compound library sales, as well as from commercial sales of its approved drug products. For additional segment disclosures, see Note 14.

Cash, Cash Equivalents and Short-Term Investments. Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2024 and 2023, short-term investments consist primarily of U.S. treasury bills as well as certain corporate and other debt securities. The Company’s short-term investments are available for use in current operations regardless of the stated maturity date of the security. These short-term investments are classified as available-for-sale securities as the Company has not historically or does not intend to sell any of its available-for-sale securities prior to their maturity dates.

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

Impairment of Long-Lived Assets.  Long-lived assets and right-of-use assets for leases are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets, in 2024, 2023, or 2022.

Goodwill.  Lexicon recorded goodwill from previous acquisitions prior to 2011 of $44.5 million, representing the excess of purchase price over the fair value of the underlying net identifiable assets including the effects of deferred taxes. Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level which the Company has determined is the single operating segment disclosed in its current financial statements. An impairment exists when the carrying amount of goodwill exceeds its implied fair value. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2024, 2023 or 2022.

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

Sales returns. The Company records allowances for product returns, if appropriate, as a reduction of revenue at the time product sales are recorded based on an assessment of market exclusivity of the product, the patient population and the customers’ return rights.

Collaboration and Licensing Agreements

Revenues under collaborative agreements may include both license revenue and contract research revenue. At contract inception, the Company evaluates whether development milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the associated development milestone value is included in the transaction price. Development milestones that are not within the control of the Company or the licensee, including those requiring regulatory approval, are not considered probable of being achieved until those approvals are received. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue when (or as) the performance obligation is satisfied. At the end of each reporting period, the Company re-evaluates the probability of achievement of the development milestones and any related constraint, and if necessary, adjusts its estimates of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect such revenues in the period of adjustment.

For agreements in which a license to the Company’s intellectual property is determined to be distinct from other performance obligations identified in the agreement, the Company recognizes revenue when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For agreements that include sales-based royalties, including milestones based on a level of sales, the license is deemed to be the predominant item to which the royalties relate and the

Company recognizes revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). The Company may receive payments from its licensees based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these agreements. Amounts are recorded as accounts receivable when revenue has been recognized and the Company’s right to consideration is unconditional.

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

Research and Development Expenses. Research and development expenses may consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred.  Technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred. Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon the number of patients enrolled and the completion of milestones. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the vendors and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

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

Income Taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements and tax returns. The Company uses the liability method in accounting for income taxes. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of liabilities and assets using enacted tax rates and laws in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated for realization based on a more-likely-than-not criteria in determining if a valuation allowance should be provided. In evaluating the valuation allowances, the Company considers cumulative book losses, the reversal of existing temporary differences, tax planning strategies and estimates of future taxable income, the latter two of which involve the exercise of significant judgment.

Net Loss per Common Share. Net loss per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with warrants, stock options and restricted stock units that could potentially dilute earnings per share in the future are not included in the computation of diluted earnings per share when the company has a net loss because they are antidilutive.

Recent Accounting Pronouncements Issued But Not Yet Adopted. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is effective prospectively for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect this accounting pronouncement to have a material impact on the financial statements.

3. Cash, Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held at December 31, 2024 and 2023 are as follows:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$66,656	$—	$—	$66,656
Securities maturing within one year:
U.S. treasury securities	127,884	106	—	127,990
Corporate debt securities	43,299	30	(18)	43,311
Total short-term investments	$171,183	$136	$(18)	$171,301
Total cash and cash equivalents and short-term investments	$237,839	$136	$(18)	$237,957

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$22,465	$—	$—	$22,465
Securities maturing within one year:
U.S. treasury securities	141,577	31	(12)	141,596
Corporate debt securities	5,954	11	—	5,965
Total short-term investments	$147,531	$42	$(12)	$147,561
Total cash and cash equivalents and short-term investments	$169,996	$42	$(12)	$170,026

As of December 31, 2024 and 2023, Lexicon’s investments in an unrealized loss position had an estimated fair value of $12.9 million and $58.5 million, respectively. There were no realized gains or losses for the years ended December 31, 2024, 2023, and 2022.

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

     The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2024 and 2023. There were no transfers between Level 1 and Level 2 during the periods presented.

	Assets at Fair Value
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$66,656	$—	$—	$66,656
Short-term investments	127,990	43,311	—	171,301
Total cash and cash equivalents and short-term investments	$194,646	$43,311	$—	$237,957

	Assets at Fair Value
	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$22,465	$—	$—	$22,465
Short-term investments	141,596	5,965	—	147,561
Total cash and cash equivalents and short-term investments	$164,061	$5,965	$—	$170,026

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

5. Supplemental Financial Information

The following tables show the Company’s additional balance sheet information as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(in thousands)
Inventories:
Raw materials	$103	$—
Work-in-progress	—	100
Finished goods	128	281
Inventory	$231	$381

	As of December 31,
	2024	2023
	(in thousands)
Accrued Liabilities:
Accrued research and development services	$12,251	$3,705
Accrued compensation and benefits	14,712	9,591
Short term lease liability	1,175	1,291
Other	2,309	2,570
Accrued liabilities	$30,447	$17,157

During the years ended December 31, 2024 and 2022 the Company incurred $1.1 million and $0.3 million, respectively, of severance expense reflected in research and development expenses. During the years ended December 31, 2024 and 2023 the Company incurred $11.2 million and $1.4 million, respectively, of severance expense reflected in selling, general, and administrative expenses. The Company incurred no severance costs in either research and development expenses in 2023 or selling, general, and administrative expenses in 2022. As of December 31, 2024 and 2023, $8.8 million and $0.7 million of severance is reflected as accrued compensation and benefits within accrued liabilities on the consolidated balance sheet as noted in the table above. As of December 31, 2024, $3.7 million of the total 2024 severance expense incurred had been paid. Approximately $7.7 million of the remaining December 31, 2024 accrued severance is expected to be paid by March 31, 2025.

6. Property and Equipment

Property and equipment at December 31, 2024 and 2023 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2024	2023
		(in thousands)
Computers and software	3-5	$2,003	$2,408
Furniture and fixtures	5-7	389	1,939
Leasehold improvements	3-7	2,178	2,178
Total property and equipment		4,570	6,525
Less: Accumulated depreciation and amortization		(2,086)	(4,538)
Net property and equipment		$2,484	$1,987

During the year ended December 31, 2024, the Company retired $1.4 million of computers and software and $1.6 million of furniture and fixtures, all of which had been fully depreciated.

7. Collaboration and Licensing Arrangement

On October 16, 2024, Lexicon entered into an exclusive license agreement (the “License Agreement”) with Viatris Inc. (“Viatris”) for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe (the “Licensed Territory”). Under the License Agreement, Lexicon granted Viatris an exclusive, royalty-bearing right and license under its patent rights and know-how to develop and commercialize sotagliflozin in the Licensed Territory. Viatris is responsible for all regulatory and commercialization activities for sotagliflozin in the Licensed Territory as well as conducting any additional clinical trials required to obtain such regulatory approvals. Lexicon and Viatris have agreed to enter into a manufacturing and supply agreement pursuant to which Lexicon will supply the development and commercial requirements of sotagliflozin of Viatris, and Viatris will pay an agreed upon transfer price for such supply.

Under the License Agreement, Lexicon received an upfront payment of $25.0 million and is also eligible to receive (a) up to an aggregate of $12.0 million upon the achievement of specified regulatory milestones, (b) up to an aggregate of $185.0 million upon the achievement of specified sales milestones and (c) tiered royalties ranging from low double-digit to upper-teens percentages of annual net sales of sotagliflozin in the Licensed Territory.

In accordance with ASC 606, Revenue from Contracts with Customers, the Company recognized the upfront cash payment of $25.0 million as licensing revenue for the year ended December 31, 2024 at the outset of the License Agreement, based on the satisfaction of its performance obligation upon delivery of an exclusive right and license under its patent rights and know-how to develop and commercialize sotagliflozin in the Licensed Territory. Any future milestone or royalty payments that the Company would be eligible to receive were excluded from the upfront payment, as all milestone or royalty amounts were fully constrained based on the probability of achievement. Any future milestone payments or royalties the Company is entitled to receive upon achievement of future sales of the licensed products by Viatris will be recognized when the related sales occur.

Pursuant to ASC 606, the Company identified the exclusive right and license under its patent rights and know-how to develop and commercialize sotagliflozin in the Licensed Territory as one distinct performance obligation. The Company further evaluated its stated intent in the Licensing Agreement to enter into a separate manufacturing and supply agreement related to supply of the licensed products to Viatris. The Company concluded for accounting purposes that there was no separate material right or performance obligation related to the separate manufacturing agreement at the inception of the Licensing Agreement primarily given (i) supply agreement pricing subject to reasonable and customary contract manufacturing terms reflecting a reasonable stand-alone selling price without a significant and incremental discount and (ii) no obligation by Viatris to purchase any minimum amount or quantities of the supply from the Company.

The Company also concluded that the Licensing Agreement is not a collaborative agreement under ASC 808, Collaborative arrangements, as Viatris is responsible for all regulatory and commercialization activities for sotagliflozin in the Licensed Territory as well as conducting any additional clinical trials required to obtain such regulatory approvals.

8. Income Taxes

Effective Tax Rate Reconciliation. A reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2024, 2023 and 2022 consists of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Expected income tax expense (benefit) at 21%	$(42,085)	$(37,196)	$(21,408)
State income taxes, net of federal benefit	319	(3,895)	—
Equity compensation	3,758	1,530	1,627
Research and development credit	(4,241)	(712)	—
State income taxes, tax rate change	2,922	(4,723)	—
Write off of NOL carryovers due to expiration	8,111	—	—
Change in valuation allowance	30,762	44,410	19,543
Other (1)	454	586	238
Income tax benefit	$—	$—	$—
(1) Other is primarily comprised of nondeductible expenses and expiring attribute carryovers for the year ended December 31, 2024, expiring NOLs and nondeductible expenses for the year ended December 31, 2023 and nondeductible expenses for the year ended December 31, 2022.

Deferred Tax Assets and Liabilities. Lexicon recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements and tax returns. The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2024 and 2023 are as follows:

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$316,034	$288,264
Research and development tax credits	34,243	30,002
Orphan drug credits	24,524	24,524
Capitalized research and development	38,688	37,357
Stock-based compensation	4,327	6,965
Interest	1,748	1,359
Other	2,726	3,308
Total deferred tax assets	422,290	391,779
Deferred tax liabilities:
Other	(1,357)	(1,608)
Total deferred tax liabilities	(1,357)	(1,608)
Less: valuation allowance	(420,933)	(390,171)
Net deferred tax liabilities	$—	$—

Net Operating Losses/Valuation Allowance. At December 31, 2024, Lexicon had both federal and state NOL carryforwards of approximately $1.4 billion and $158.6 million, respectively.  The Company had $778.9 million of U.S. federal NOL carryforwards as of December 31, 2024, which can be carried forward indefinitely. The remaining federal and state NOL carryforwards will begin to expire in 2025.

The Company maintains a valuation allowance on net operating losses and other deferred tax assets. Accordingly, the Company has not reported any tax benefit relating to the remaining net operating loss carryforwards and income tax credit carryforwards that are available for utilization in future periods. On a periodic basis, the valuation allowance is reassessed on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In 2024, the Company reassessed the valuation allowance and considered negative evidence, including the cumulative losses over the three years ended December 31, 2024 and positive evidence including the projections of future income. After assessing both the negative and the positive evidence, the Company concluded that it should continue to maintain the valuation allowance on net operating losses and other deferred tax assets as of December 31, 2024 given the significance of the weight of the negative evidence. Based on recent financial performance and future projections, the Company could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Significant judgment is required in making these assessments to maintain or reverse valuation allowances and, to the extent future expectations change the Company would have to assess the recoverability of these deferred tax assets at that time.

Based on the federal tax law limits and the Company’s cumulative loss position, the Company concluded it was appropriate to establish a full valuation allowance for its net deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2024, the valuation allowance increased $30.8 million, primarily due to NOLs generated, increases in deferred tax assets associated with capitalized research and development expense and deferred tax assets for state jurisdictions.

Other. As of December 31, 2024 and 2023, the Company did not have any unrecognized tax benefits and had no accruals for interest or penalties related to income tax matters. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense. The Company is subject to U.S. federal and state income taxes. The tax years 2021 through 2023 remain open to examination by the Internal Revenue Service of the United Sates and the tax years 2020 through 2023 remain open to examination by various state tax authorities.

9. Debt Obligations

Oxford Term Loans Overview. In March 2022, Lexicon and one of its subsidiaries entered into a loan and security agreement with Oxford Finance LLC (“Oxford”) (as subsequently amended) that provides up to $150 million in borrowing capacity (the “Oxford Term Loans”).

The Oxford Term Loans are available in five tranches, each maturing in March 2029. The first two $25 million tranches totaling $50 million were funded in 2022 and the third $50 million tranche was funded in June 2023. The fourth $25 million tranche will be available for draw at Lexicon’s option upon the achievement of specified INPEFA net sales and until April 15, 2025. An unused fee will be due in the event Lexicon does not draw the full amount if made available under the fourth tranche. The fifth $25 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the 60-month interest-only payment period with an amortization date of May 1, 2027 as described below.

As of December 31, 2024, the carrying value of the Oxford Term Loans on the consolidated balance sheet was $100.3 million, reflecting an unamortized discount of $6.7 million to the face value of long-term debt related to original debt issuance costs and other financing fees (including $1.3 million paid in 2024), the final payment exit fee described below, and the warrant fair value described below. These costs are being amortized into interest and other expense. A final payment exit fee of $7 million equal to 7% of the amount funded under the Oxford Term Loans is due upon prepayment or maturity and is recorded as a debt discount on the consolidated balance sheet as of December 31, 2024.
Oxford Warrants. Concurrent with the funding of the first three tranches, Lexicon granted Oxford warrants to purchase 420,673 shares of Lexicon’s common stock at an exercise price of $2.08 per share, 224,128 shares of Lexicon’s common stock at an exercise price of $1.95 per share and 183,824 shares of Lexicon’s common stock at an exercise price of $2.38 per share, respectively. Subject to and upon funding of the fourth tranche, Lexicon will grant Oxford a warrant to purchase shares of its common stock having a value equal to 1.75% of such tranche, as determined by reference to a 10-day average closing price of the shares, and having an exercise price equal to such average closing price. All warrants are exercisable for five years from their respective grant dates and feature a net cashless exercise provision. The Company allocated the proceeds from each term loan tranche to the corresponding warrant using the relative fair value method and used the Black-Scholes model to calculate the fair value of the warrants. These warrants reduced the carrying value of long-term debt and are classified as equity instruments in additional paid-in capital on the condensed consolidated balance sheet.
Interest and Principal Payments. Monthly interest-only payments are due during an initial 60-month period from the original March 2022 borrowing date. The interest-only period will be followed by an amortization period extending through the maturity date with monthly principal payments beginning May 1, 2027. Payments of $34.8 million, $52.2 million, and $20.0 million, including debt principal and final exit fee payments, will be due during the fiscal years ended December 31, 2027, December 31, 2028 and December 31, 2029, respectively, with respect to all borrowed loan tranches as of December 31, 2024. Any prepayment of the Oxford Term Loans is subject to prepayment fees of up to 3% which decline over the three years following the funding date of each loan tranche.
Following the June 2023 amendment to the Loan Agreement, the floating interest rate is currently based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second tranches and 7.00% for the third and fourth tranches. Prior to June 2023, the Oxford Term Loans bore interest at a floating rate equal to the 30-day U.S. Dollar LIBOR plus 7.90%, but not less than 8.01%, subject to additional interest if an event of default occurs and is continuing. During the year ended December 31, 2024, 2023 and 2022, the Company recognized interest expense of $14.8 million, $11.6 million and $2.8 million, respectively, including $1.8 million, $1.5 million and $0.6 million in amortization of discount and related debt issuance costs, respectively. As of December 31, 2024, the weighted average interest rate of the Oxford Term Loans was 12.10%.
Restrictive Provisions/Covenants. If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the loan and security agreement to be immediately due and payable. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time.

Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. The loan and security agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. The Loan Agreement includes a financial covenant which requires Lexicon to maintain a minimum unrestricted cash and investments balance of 50% of the outstanding principal amount through June 30, 2026, tested monthly as of the last day of each month. In addition, Lexicon is separately required to maintain a quarterly minimum unrestricted cash and investments balance of $10 million until the achievement of specified INPEFA net sales (which will be satisfied by meeting the monthly minimum unrestricted cash and investments covenant noted above). Upon funding of the fourth tranche, the minimum cash and investments balance will increase to $25 million. The Loan Agreement also includes a separate financial covenant relating to net product revenue which will be effective as of the quarter ending June 30, 2026. In addition to the financial covenants, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The Company was in compliance with its debt covenants as of December 31, 2024.

10. Commitments and Contingencies

Operating Lease Obligations.  Lexicon’s operating leases include leases of office space in The Woodlands, Texas and Bridgewater, New Jersey that will expire in August 2025 and January 2034, respectively. The Texas lease provides for escalating yearly base rent payments which are $557,000 for 2025, the final year of the lease. The New Jersey lease provides for escalating yearly base rent payments which started at $820,000 and increase to $986,000 in the final year of the lease. In July 2024, Lexicon entered into a new lease agreement for the existing office space in The Woodlands, Texas. The term of the lease begins September 2025, extends through January 2031 and provides for escalating yearly base rent payments starting at $774,000 and increasing to $875,000 in the final year of the lease and total undiscounted cash payments of $4.1 million. Under its lease agreements, Lexicon is obligated to pay property taxes, insurance, and maintenance costs.

As of December 31, 2024 and 2023, the right-of-use assets for the office space leases of $4.8 million and $5.5 million, respectively, are separately included in operating lease right-of-use-assets in the consolidated balance sheet. Current liabilities relating to the leases are included in accrued liabilities in the consolidated balance sheet (as further described in Note 5) and long-term liabilities of $4.6 million and $5.3 million, respectively, as of December 31, 2024 and 2023, are included in other long-term liabilities in the consolidated balance sheet.

During the years ended December 31, 2024 and 2023, the Company incurred lease expense of $1.6 million each year. During the years ended December 31, 2024 and 2023, the Company made cash payments for lease liabilities of $1.4 million and $0.8 million, respectively. As of December 31, 2024 and 2023, the weighted-average remaining lease terms were 8.6 years and 9 years, respectively, with weighted-average discount rates of 9.7% and 9.6%, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at December 31, 2024:

(in thousands)
2025	$1,220
2026	865
2027	881
2028	898
2029	914
Thereafter	3,832
Total undiscounted operating lease liability	$8,610
Less: amount of lease payments representing interest	(2,835)
Present value of future lease payments	5,775
Less: short-term operating lease liability	(1,175)
Long-term operating lease liability	$4,600

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan and the Directors’ Plan shall not exceed in the aggregate 55,000,000 and 2,000,000 shares at December 31, 2024, respectively.  Under the combined plans, as of December 31, 2024, an aggregate of 21,688,672 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 24,057,667 additional shares were available for future grants. The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises. As of December 31, 2024, options to purchase 15,388,915 shares and 6,299,757 restricted stock units were outstanding, 2,336,349 shares had been issued upon the exercise of stock options, 8,700,164 shares had been issued pursuant to restricted stock units and 217,148 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the aggregate of both plans.

For the years ended December 2024, 2023, and 2022 stock-based compensation costs was $13.5 million, $14.3 million, and $11.5 million, respectively. As of December 31, 2024, future stock-based compensation cost for all outstanding unvested stock options and restricted stock units was $18.3 million, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock Options. The following is a summary of stock option activity under Lexicon’s equity incentive plans for the year ended December 31, 2024:

	As of December 31, 2024
(in thousands, except exercise price data)	Options	Weighted Average Exercise Price
Outstanding at beginning of year	18,705	$3.93
Granted	7,377	1.92
Exercised	(51)	1.72
Expired	(296)	11.79
Forfeited	(10,346)	3.36
Outstanding at end of year	15,389	3.20
Exercisable at end of year	7,518	$4.33

The weighted average estimated grant date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $1.54, $1.78 and $2.30, respectively. The weighted average remaining contractual term of stock options outstanding and exercisable was 7.5 and 6.0 years, respectively, as of December 31, 2024.  At December 31, 2024, there was no aggregate intrinsic value of the outstanding or exercisable stock options.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions. For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives. Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for stock options granted in the years ended December 31, 2024, 2023 and 2022, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2024:
Employees	96%	4.4%	4	0%
Officers and non-employee directors	104%	4.2%	6	0%
December 31, 2023:
Employees	110%	3.9%	4	0%
Officers and non-employee directors	98%	4.0%	6	0%
December 31, 2022:
Employees	109%	2.8%	4	0%
Officers and non-employee directors	91%	1.9%	7	0%

Restricted Stock Units. During the years ended December 31, 2024, 2023 and 2022, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. The total fair value of shares vested in 2024, 2023 and 2022 was $5.1 million, $2.9 million and $2.9 million, respectively.

During the years ended December 31, 2024, 2023 and 2022, Lexicon granted its non-employee directors 257,670, 64,256 and 74,416 restricted stock units, respectively. The restricted stock granted in 2024, 2023 and 2022 had weighted average grant date fair values of $1.79, $2.36 and $1.77 per share, respectively.

The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2023	5,015	$2.78
Granted	8,527	2.14
Vested	(1,970)	3.10
Forfeited	(5,272)	2.23
Outstanding at December 31, 2024	6,300	$2.27

During the year ended December 31, 2022, the Company issued $6.3 million of Treasury shares in lieu of issuing additional authorized common shares in order to satisfy the annual vesting of restricted stock units for its employees and officers.

12. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  The Company matches employee contributions according to a specified formula.  The matching contributions totaled $2.3 million, $1.2 million and $0.7 million in the years ended December 31, 2024, 2023 and 2022, respectively.  Prior to January 1, 2025, matching company contributions vested based on an employee’s years of service over a four-year period. As of January 1, 2025, the Company fully vested all company matching contributions and will vest future company matching contributions immediately.

13. Other Capital Agreements

Convertible Preferred Stock. On March 11, 2024, Lexicon entered into an agreement with certain accredited investors pursuant to which the Company agreed to sell 2,304,147 shares of its Series A Convertible Preferred Stock, par value $0.01 per share, in a private placement at a price of $108.50 per share. The Company received net proceeds of $241.3 million, after deducting placement agent fees and offering expenses from the private placement offering. An affiliate of Invus, L.P. elected to participate on the same terms as each other purchaser on a pro rata basis and also agreed to vote at the Company’s 2024 annual meeting of stockholders in favor of the approval of an amendment to the Company’s certificate of incorporation increasing the total authorized common shares thereunder from 300,000,000 to 450,000,000 shares (the “New Charter”).

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

14. Segment Information

Lexicon operates as a single reportable segment, primarily focusing on the discovery, development and commercialization of pharmaceutical products for the treatment of human disease. Substantially all of the Company’s revenues have been derived from drug discovery alliances, target validation collaborations for the development and, in some cases, analysis of the physiological effects of genes altered in knockout mice, technology licenses, subscriptions to its databases, product sales, government grants and contracts and compound library sales, as well as from commercial sales of its approved drug product.

The chief operating decision maker (“CODM”) is the Company’s chief executive officer (“CEO”). The CEO manages and allocates resources on a total company basis by assessing the overall level of resources available and how to best deploy these resources across research and development projects in line with the Company’s long-term company-wide strategic goals.

The CEO evaluates single-segment consolidated financial information against budget for purposes of making operating decisions, planning and forecasting for future periods, and deciding the level of investment in the Company’s various operating activities and other capital allocation activities. The CODM assesses financial performance based on consolidated net income (loss) (as reported on the consolidated statement of comprehensive loss). The CEO also uses consolidated cash and cash equivalents and short-term investments (which can be found on our Consolidated Balance Sheets) as a measure of segment assets for allocating resources.

Summary of segment net loss, including segment expenses were as follows:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues:
Net product revenue	$6,001	$1,110	$—
Licensing revenue	25,000	—	—
Royalties and other revenue	80	94	139
Total revenues	31,081	1,204	139
Operating expenses:
Cost of sales	616	85	—
Research and development	77,549	53,748	48,268
Sales and marketing	97,265	77,561	19,166
General and administrative	26,991	25,786	21,649
Other segment expense (1) (2)	25,777	15,774	11,816
Total operating expenses	228,198	172,954	100,899
Loss from operations	(197,117)	(171,750)	(100,760)
Interest and other expense	(15,579)	(13,101)	(2,780)
Interest income and other, net	12,293	7,732	1,596
Net loss	$(200,403)	$(177,119)	$(101,944)

(1) For the years ended December 31, 2024, 2023 and 2022, other segment expense includes stock compensation of $5.8 million, $5.1 million and $4.3 million related to research and development personnel, respectively; $2.0 million, $2.3 million and $0.5 million related to sales and marketing personnel, respectively; and $5.7 million, $6.9 million and $6.8 million related to general and administrative personnel.

(2) Other segment expenses include severance costs of $1.1 million and $0.3 million related to research and development personnel for the years ended December 31, 2024 and 2022, respectively; $9.3 million and $1.4 million in 2024 and 2023 related to sales and marketing personnel, respectively; and $1.9 million and $0.04 million related to general and administrative personnel in 2024 and 2023, respectively.

Significant Customers. In support of the commercial launch of INPEFA in 2023, the Company entered into distribution agreements with wholesalers and limited retail pharmacies. The Company’s net product sales are generated from sales to these customers. In 2024 and 2023, twelve United States-based customers accounted for all of the Company’s net product revenue and one customer accounted for royalties and other revenues. Three large wholesalers accounted for greater than 10% of total net product revenues and in the aggregate accounted for greater than 85% of total revenues for both 2024 and 2023. Net product revenue for each of the three wholesalers were $2.3 million, $1.4 million and $1.4 million in 2024 and $0.4 million, $0.3 million and $0.3 million in 2023. In 2022 the Company’s revenues were solely derived from royalties and other revenues from one customer. For further information regarding the Company’s licensing revenue agreement, see Note 7.