Form 10-Q
period 2025-03-31
LEXICON PHARMACEUTICALS, INC.
filed 2025-05-14
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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

As of May 9, 2025, 363,178,000 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo and INPEFA® are registered trademarks and ZYNQUISTA™ is a trademark of Lexicon Pharmaceuticals, Inc.

——————

Factors Affecting Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Part II, Item 1A. - Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2024, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of March 31,	As of December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$62,888	$66,656
Short-term investments	131,951	171,301
Accounts receivable, net	47,447	3,473
Inventory	201	231
Prepaid expenses and other current assets	3,319	4,532
Total current assets	245,806	246,193
Property and equipment, net	2,308	2,484
Goodwill	44,543	44,543
Operating lease right-of-use-assets	4,646	4,832
Other assets	368	368
Total assets	$297,671	$298,420
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,689	$14,801
Accrued liabilities	12,948	30,447
Deferred revenue	45,000	—
Current portion of long-term debt	42,056	—
Total current liabilities	110,693	45,248
Long-term debt, net	58,643	100,298
Other long-term liabilities	5,303	6,924
Total liabilities	174,639	152,470
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized
Series A Convertible preferred stock; 2,304,147 shares issued and none outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 365,559,939 and 363,020,303 shares issued, respectively	366	363
Additional paid-in capital	2,120,365	2,117,325
Accumulated deficit	(1,992,537)	(1,967,242)
Accumulated other comprehensive income	25	119
Treasury stock, at cost, 2,381,939 and 1,528,008 shares, respectively	(5,187)	(4,615)
Total stockholders’ equity	123,032	145,950
Total liabilities and stockholders’ equity	$297,671	$298,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Net product revenue	$1,262	$1,093
Royalties and other revenue	—	37
Total revenues	1,262	1,130
Operating expenses:
Cost of sales	30	31
Research and development, including stock-based compensation of $1,574 and $1,594, respectively	15,303	14,372
Selling, general and administrative, including stock-based compensation of $1,469 and $2,708, respectively	11,608	32,060
Total operating expenses	26,941	46,463
Loss from operations	(25,679)	(45,333)
Interest and other expense	(1,835)	(4,948)
Interest income and other, net	2,219	1,884
Net loss	$(25,295)	$(48,397)
Net loss per common share, basic and diluted	$(0.07)	$(0.20)

Weighted average common shares outstanding, basic and diluted	362,073	245,390

Other comprehensive loss:
Unrealized loss on investments	(94)	(81)
Comprehensive loss	$(25,389)	$(48,478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2023	245,793	$245	—	$—	$1,862,558	$(1,766,839)	$31	$(2,885)	$93,110
Stock-based compensation	—	—	—	—	4,302	—	—	—	4,302
Issuance of preferred stock, net of fees	—	—	2,304	23	241,552	—	—	—	241,575
Issuance of common stock under Equity Incentive Plans	1,972	3	—	—	85	—	—	—	88
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(1,730)	(1,730)
Net loss	—	—	—	—	—	(48,397)	—	—	(48,397)
Unrealized loss on investments	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2024	247,765	$248	2,304	$23	$2,108,497	$(1,815,236)	$(50)	$(4,615)	$288,867

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2024	363,020	$363	$—	$—	$2,117,325	$(1,967,242)	$119	$(4,615)	$145,950
Stock-based compensation	—	—	—	—	3,043	—	—	—	3,043
Issuance of common stock under Equity Incentive Plans	2,540	3	—	—	(3)	—	—	—	—
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(25,295)	—	—	(25,295)
Unrealized loss on investments	—	—	—	—	—	—	(94)	—	(94)
Balance at March 31, 2025	365,560	$366	—	$—	$2,120,365	$(1,992,537)	$25	$(5,187)	$123,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(25,295)	$(48,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	144
Stock-based compensation	3,043	4,302
Amortization/accretion of debt-related costs	401	517
Accretion of marketable securities purchased at a discount	(1,326)	(1,399)
Other non-cash adjustments	(1,540)	1,173
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,026	(516)
Decrease (increase) in inventories	30	(133)
Decrease (increase) in prepaid expenses and other current assets	1,213	(1,879)
Decrease in other long-term assets	186	166
Decrease in accounts payable and other liabilities	(21,692)	(9,108)
Net cash used in operating activities	(43,778)	(55,130)
Cash flows from investing activities:
Purchases of investments	(64,971)	(183,224)
Maturities of investments	105,553	73,000
Net cash provided by (used in) investing activities	40,582	(110,224)
Cash flows from financing activities:
Proceeds from issuance of common stock for equity incentive plans	—	88
Proceeds from issuance of preferred stock, net of fees	—	241,425
Payments for tax withholding on share-based compensation vesting	(572)	(1,730)
Other debt financing fees	—	(400)
Net cash (used in) provided by financing activities	(572)	239,383
Net (decrease) increase in cash and cash equivalents	(3,768)	74,029
Cash and cash equivalents at beginning of period	66,656	22,465
Cash and cash equivalents at end of period	$62,888	$96,494

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,968	$3,257

Supplemental disclosure of non-cash investing and financing activities:
Accrued financing costs	$—	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Lexicon has made certain reclassification adjustments to conform prior-period amounts to the current presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

Significant Accounting Policies. There have been no significant changes to our summary of significant policies discussed in our annual report on Form 10-K for the year ended December 31, 2024.

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

2.           Cash and Cash Equivalents and Investments

The fair value of cash and cash equivalents and investments held are as follows:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$62,888	$—	$—	$62,888
Securities maturing within one year:
U.S. treasury securities	110,114	21	(3)	110,132
Corporate debt securities	21,812	10	(3)	21,819
Total short-term investments	$131,926	$31	$(6)	$131,951
Total cash and cash equivalents and short-term investments	$194,814	$31	$(6)	$194,839

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$66,656	$—	$—	$66,656
Securities maturing within one year:
U.S. treasury securities	127,884	106	—	127,990
Corporate debt securities	43,299	30	(18)	43,311
Total short-term investments	$171,183	$136	$(18)	$171,301
Total cash and cash equivalents and short-term investments	$237,839	$136	$(18)	$237,957

As of March 31, 2025 and December 31, 2024, Lexicon’s investments in an unrealized loss position had an estimated fair value of $57.3 million and $12.9 million, respectively. There were no realized gains or losses during either of the three month periods ended March 31, 2025 and 2024.
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

The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities. The following tables provide the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above. There were no transfers between Level 1 and Level 2 during the periods presented.

	Assets at Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$62,888	$—	$—	$62,888
Short-term investments	110,132	21,819	—	131,951
Total cash and cash equivalents and short-term investments	$173,020	$21,819	$—	$194,839

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$66,656	$—	$—	$66,656
Short-term investments	127,990	43,311	—	171,301
Total cash and cash equivalents and short-term investments	$194,646	$43,311	$—	$237,957

The carrying amount of cash and cash equivalents, prepaid expenses and other assets, accounts payable, accrued expenses and current portion of long-term debt are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of the Oxford Term Loans (see Note 6) is determined under Level 2 in the fair value hierarchy and approximates carrying value as the loans bear interest at a rate that approximates prevailing market rates for instruments with similar characteristics.

4. Supplemental Financial Information

The following tables show the Company’s additional balance sheet information:

	Estimated Useful Lives	As of March 31,	As of December 31,
	In Years	2025	2024
		(in thousands)
Property and Equipment:
Computers and software	3-5	$2,003	$2,003
Furniture and fixtures	5-7	389	389
Leasehold improvements	3-7	2,178	2,178
Total property and equipment		4,570	4,570
Less: Accumulated depreciation and amortization		(2,262)	(2,086)
Net property and equipment		$2,308	$2,484

	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
Accrued Liabilities:
Accrued research and development services	$6,231	$12,251
Accrued compensation and benefits	3,775	14,712
Short-term lease liability	1,044	1,175
Other	1,898	2,309
Total accrued liabilities	$12,948	$30,447

As of March 31, 2025 and December 31, 2024, $1.1 million and $8.8 million of accrued severance is included in accrued compensation and benefits within accrued liabilities on the condensed consolidated balance sheet as noted in the table above.

5.     Collaborations and Strategic Alliances

Novo Nordisk. In March 2025, the Company entered into an exclusive license agreement (the “License Agreement”) with Novo Nordisk A/S for the worldwide development, manufacture and commercialization of LX9851, the Company’s preclinical drug candidate for obesity and associated cardiometabolic disorders. Under the License Agreement, the Company granted Novo Nordisk an exclusive, worldwide, royalty-bearing right and license under its patent rights and know-how to develop, manufacture and commercialize LX9851. In April 2025, the Company received an upfront payment of $45 million under the License Agreement and is eligible to receive (a) up to an aggregate of $485 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of $475 million upon the achievement of specified sales milestones. The Company is also entitled to tiered, escalating royalties ranging from single-digit to low-double-digit percentages of annual net sales of LX9851, subject to customary royalty reduction provisions.
Under the License Agreement, the Company is also required to use commercially reasonable efforts to complete agreed-upon IND-enabling activities for LX9851 pursuant to an approved research plan as well as provide clinical supply of LX9851 to Novo Nordisk at an agreed upon transfer price for a specified time period. For accounting purposes, pursuant to ASC 606, Revenue from Contracts with Customers, the Company determined that its obligation to provide the licensed technology and perform the IND-enabling activities is a single combined performance obligation and allocated the entire $45 million upfront payment to this single combined performance obligation. The Company identified the obligation to provide clinical supply of LX9851 at an agreed upon transfer price for a specified time period as a separate performance obligation, but allocated none of the $45 million upfront payment to the clinical supply obligation as the supply is being offered subject to reasonable and customary contract manufacturing terms at its stand-alone selling price.

As of March 31, 2025, the Company had provided the licensed technology under its patent rights and know-how to develop, manufacture and commercialize LX9851, but had not yet completed any of the IND-enabling activities. Accordingly, the $45 million upfront payment was recorded as accounts receivable and as deferred revenue on the condensed consolidated balance sheet. The Company will recognize such amount as revenue using the input method over the period the IND-enabling activities are performed.

Any future milestone or royalty payments that the Company would be eligible to receive were excluded from the upfront payment, as all milestone or royalty amounts were fully constrained based on the probability of achievement. Any future milestone payments or royalties the Company is entitled to receive upon achievement of future sales of the licensed products by Novo Nordisk will be recognized when the related sales occur.

The Company also concluded that the License Agreement is not a collaborative agreement under ASC 808, Collaborative arrangements, as Novo Nordisk is responsible for all regulatory and commercialization activities for LX9851 as well as conducting any additional clinical trials required to obtain such regulatory approvals.

Viatris. In October 2024, the Company entered into an exclusive license agreement with Viatris Inc. for the     development and commercialization of sotagliflozin in all markets outside of the United States and Europe pursuant to which the Company received an upfront payment of $25 million. For additional information, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

6.          Debt Obligations
Oxford Term Loans Overview. Lexicon and one of its subsidiaries entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC and the lenders listed therein (“Oxford”) in March 2022 (as subsequently amended) that originally provided up to $150 million in borrowing capacity (the “Oxford Term Loans”).
The Oxford Term Loans are available in five tranches, each maturing in March 2029. The first two $25 million tranches totaling $50 million were funded in 2022 and the third $50 million tranche was funded in June 2023. Availability of the fourth $25 million tranche expired on April 15, 2025. The fifth $25 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only period with a current amortization date of May 1, 2027.
In March 2025, the Company entered into a seventh amendment to the loan and security agreement (the “Seventh Amendment”) with Oxford (a) providing for a prepayment to the lenders of $45 million, which occurred in April 2025, and certain additional contingent future prepayments totaling $8 million, (b) modifying the amortization date and repayment amortization schedule under the loans under certain circumstances, (c) modifying the financial covenant relating to minimum cash as further described below and (d) eliminating the previous financial covenant relating to net sales of INPEFA® (sotagliflozin), as well as certain other terms.
Interest, Principal Payments, and Carrying Value of Debt. Monthly interest-only payments are due during an initial 60-month period from the original March 2022 borrowing date. The interest-only period will be followed by an amortization period extending through the maturity date. The floating interest rate is currently based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second tranches and 7.00% for the third tranche. As of March 31, 2025, the weighted average interest rate of the Oxford Term Loans was 11.9%.
In April 2025 the Company repaid $45 million (including final payment exit fees) to Oxford on a pro-rata basis across each loan tranche pursuant to the terms of the Seventh Amendment. Additional payments of $20.2 million, $30.2 million, and $11.6 million, including debt principal and final exit fee payments (equal to 7% of the remaining amount funded under the Oxford Term Loans), will be due during the fiscal years ended December 31, 2027, December 31, 2028 and December 31, 2029, respectively, with respect to all borrowed loan tranches. As a result of the Seventh Amendment, the current amortization date of May 1, 2027 and the final maturity date of March 1, 2029 are subject to potential acceleration to December 1, 2026 and November 1, 2027, respectively, dependent upon the occurrence of certain future events. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time subject to prepayment fees of up to 3% which decline over the three years following the funding date of each loan tranche.
As of March 31, 2025, the Company reflected the $42.1 million of outstanding principal repaid in April 2025 in current maturities of long-term debt and the remaining carrying value of the Oxford Term Loans of $58.6 million in long-term debt on the condensed consolidated balance sheet. The carrying value above reflect an unamortized discount of $6.3 million to the face value of long-term debt related to debt issuance costs, the final payment exit fee, and the warrant fair value described below, which are being amortized into interest and other expense.
Oxford Warrants. Concurrent with the funding of each of the first three tranches, Lexicon granted Oxford warrants to purchase 420,673 shares of Lexicon’s common stock at an exercise price of $2.08 per share, 224,128 shares of Lexicon’s common stock at an exercise price of $1.95 per share and 183,824 shares of Lexicon’s common stock at an exercise price of $2.38 per share, respectively. These warrants reduced the carrying value of long-term debt and are classified as equity instruments in additional paid-in capital on the condensed consolidated balance sheet. For additional information on these warrants refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Restrictive Provisions/Covenants. Among other restrictive provisions and covenants, the loan and security agreement includes a financial covenant which requires us to maintain a minimum balance of unrestricted cash, cash equivalents. short-term investments, and restricted cash, inclusive of a required minimum amount of $29 million to be maintained in a blocked account, in an amount equal to not less than the greater of (a) fifty percent (50%) of the outstanding principal amount of the Oxford Term Loans and (b) the required minimum amount of $29 million.
The Loan Agreement also contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to Lexicon and its subsidiaries. In addition to the financial covenant, additional covenants include those restricting dispositions, fundamental changes to its business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt.
If an event of default occurs and is continuing, Oxford may declare all amounts outstanding under the Loan Agreement to be immediately due and payable. Lexicon’s obligations under the Oxford Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries.
The Company was in compliance with its debt covenants as of March 31, 2025.
7.            Commitments and Contingencies

Operating Lease Obligations.  Lexicon’s operating leases include leases of office space in The Woodlands, Texas and Bridgewater, New Jersey that will expire in August 2025 and January 2034, respectively. In July 2024, Lexicon entered into a new lease agreement for its existing office space in The Woodlands, Texas. The term of the lease begins September 2025, extends through January 2031 and provides for total undiscounted cash payments of $4.1 million. Operating lease right-of-use assets and associated lease liabilities are recorded in the condensed consolidated balance sheet at the lease commencement date based on the present value of future lease payments to be made over the expected lease term. As the implicit rate is not determinable in its leases, Lexicon uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Lexicon does not apply this accounting to those leases with terms of twelve months or less.

As of March 31, 2025 and December 31, 2024, the right-of-use assets for the office space leases of $4.6 million and $4.8 million, respectively, are separately included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current liabilities relating to the leases are included in accrued liabilities in the condensed consolidated balance sheet (as further described in Note 4) and long-term operating lease liabilities of approximately $4.5 million and $4.6 million, respectively, as of March 31, 2025 and December 31, 2024 are included in other long-term liabilities in the condensed consolidated balance sheet.

During each of the three months ended March 31, 2025 and 2024, the Company incurred lease expense of $0.4 million. During each of the three months ended March 31, 2025 and 2024, the Company made cash payments for lease liabilities of $0.3 million. As of March 31, 2025 and December 31, 2024, the weighted-average remaining lease terms were 8.5 years and 8.6 years, respectively, with weighted-average discount rates of 9.7% for each year.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at March 31, 2025:

(in thousands)
2025	$871
2026	865
2027	881
2028	898
2029	914
Thereafter	3,832
Total undiscounted operating lease liability	8,261
Less: amount of lease payments representing interest	(2,697)
Present value of future lease payments	5,564
Less: short-term operating lease liability	(1,044)
Long-term operating lease liability	$4,520

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

8.     Equity Incentive Awards

Stock-Based Compensation.  The Company has stockholder-approved equity incentive plans that permit the grant of stock options, restricted stock units, and other stock-based awards to employees, directors, and consultants of the Company. Compensation expense related to stock options and restricted stock units (“RSUs”) is determined based on the fair value of the award on the date of the grant and is recognized on a straight-line basis over the vesting period in which an employee is required to provide service. Compensation expense for the three months ended March 31, 2025 and 2024 of $3.0 million and $4.3 million, respectively, is recorded separately in research and development expense and selling, general, and administrative expense as noted on the Company’s condensed consolidated statements of comprehensive loss.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for stock options granted in the three months ended March 31, 2025 and 2024:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
Three Months Ended March 31, 2025
Employees(1)	—%	—%	—	—%
Officers and non-employee directors	115%	4.3%	6	—%
Three Months Ended March 31, 2024
Employees	96%	4.3%	4	—%
Officers and non-employee directors	104%	4.2%	6	—%
(1) For the three months ended March 31, 2025, there were no stock options granted to employees.

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans:

	Stock Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2024	15,389	$3.20
Granted	9,857	0.70
Exercised	—	—
Expired	(274)	6.23
Forfeited	(1,270)	2.22
Outstanding at March 31, 2025	23,702	2.18
Exercisable at March 31, 2025	7,560	$4.18

The following is a summary of restricted stock unit activity under Lexicon’s stock-based compensation plans:

	RSU’s	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2024	6,300	$2.27
Granted	13,697	0.70
Vested	(2,540)	2.40
Forfeited	(932)	1.28
Outstanding at March 31, 2025	16,525	$1.00

9.     Other Capital Agreements

Convertible Preferred Stock. In March 2024, Lexicon entered into an agreement with certain accredited investors pursuant to which the Company agreed to sell 2,304,147 shares of its Series A Convertible Preferred Stock, par value $0.01 per share, in a private placement at a price of $108.50 per share. The Company received net proceeds of $241.3 million, after deducting placement agent fees and offering expenses from the private placement offering. An affiliate of Invus, L.P. elected to participate on the same terms as each other purchaser on a pro rata basis and also agreed to vote at the Company’s 2024 annual meeting of stockholders in favor of the approval of an amendment to the Company’s certificate of incorporation increasing the total authorized common shares thereunder from 300,000,000 to 450,000,000 shares (the “New Charter”).

In May 2024, following the approval of the New Charter by the Company’s shareholders, the adoption of the New Charter by the Company’s board of directors, and the filing and acceptance of the New Charter by the Secretary of State of Delaware, each share of preferred stock was converted into 50 shares of common stock at par value, or 115,207,350 shares in the aggregate.

10. Segment Information

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

Summary of segment net loss, including segment expenses were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenues:
Net product revenue	$1,262	$1,093
Royalties and other revenue	—	37
Total revenues	1,262	1,130
Operating expenses:
Cost of sales	30	31
Research and development	13,609	12,777
Sales and marketing	2,674	22,681
General and administrative	7,826	6,635
Other segment expense (1)	2,802	4,339
Total operating expenses	26,941	46,463
Loss from operations	(25,679)	(45,333)
Interest and other expense	(1,835)	(4,948)
Interest income and other, net	2,219	1,884
Net loss	$(25,295)	$(48,397)

(1) For the three months ended March 31, 2025 and 2024, other segment expense primarily includes, among other items, stock compensation of $1.6 million related to research and development personnel for each period; $0.04 million and $0.8 million related to sales and marketing personnel, respectively; and $1.4 million and $1.9 million related to general and administrative personnel.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the research and development of our most advanced drug candidates and the commercialization of our approved drug, INPEFA® (sotagliflozin):

•We are developing pilavapadin (LX9211), an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have completed three Phase 2 clinical trials evaluating the safety and tolerability of pilavapadin and its effects on diabetic peripheral neuropathic pain, or DPNP, and neuropathic pain. We have reported top-line results from our Phase 2b clinical trial of pilavapadin in DPNP, which demonstrated clear evidence of effect at the 10 mg dose, and have received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for development of pilavapadin in that indication. We have also reported positive results from a Phase 2a clinical trial of pilavapadin in DPNP and results from a separate Phase 2a clinical trial of pilavapadin in post-herpetic neuralgia which also demonstrated evidence of effect.

•We are developing LX9851, an orally-delivered small molecule drug candidate, as a treatment for obesity and associated cardiometabolic disorders. We have granted Novo Nordisk an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize LX9851 and are conducting preclinical development of LX9851 in preparation for the filing of an investigational new drug application, or IND, with the FDA and commencement of clinical development by Novo Nordisk.

•We continue to commercialize INPEFA (sotagliflozin), an orally-delivered small molecule drug, in the United States to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visits in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease, or CKD, and other cardiovascular risk factors.

We are also developing sotagliflozin as a treatment for hypertrophic cardiomyopathy, or HCM, and are conducting a         Phase 3 clinical trial of sotagliflozin in that indication.

We are separately pursuing regulatory approval of ZYNQUISTA® (sotagliflozin) as a treatment for type 1 diabetes. The FDA issued a complete response letter regarding our New Drug Application, or NDA, for sotagliflozin in type 1 diabetes in March 2019 and an additional complete response letter in December 2024 regarding our NDA for sotagliflozin as an adjunct to insulin therapy for glycemic control in adults with type 1 diabetes and CKD. At our request, the FDA has issued a public Notice of Opportunity for Hearing, or NOOH, on whether there are grounds for denying approval of our NDA and those proceedings are ongoing.

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

Since our inception, we have incurred significant losses and, as of March 31, 2025, we had an accumulated deficit of approximately $2.0 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Results of Operations

Revenues

Revenues for the three months ended March 31, 2025 and 2024 were approximately $1.3 million and $1.1 million, respectively, primarily from product revenues recognized from sales of INPEFA.

Cost of Sales

Cost of sales during the three months ended March 31, 2025 and 2024 were less than $0.1 million and consist of third-party manufacturing costs and freight associated with sales of INPEFA. Prior to receiving regulatory approval of INPEFA in May 2023, we had completed or begun the manufacturing of certain INPEFA raw materials. These raw materials were either received at “zero-cost” to us in conjunction with a terminated agreement in 2019 or recorded as research and development expense. Based on our expectations for future manufacturing costs, we estimate these amounts totaled approximately $39.0 million. We began capitalizing inventory manufactured subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. At March 31, 2025, substantially all of the “zero-cost” INPEFA raw materials remains available to us. However, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future INPEFA sales, use of this inventory to satisfy manufacturing and supply agreements associated with strategic alliances (for further information, see our Annual Report on Form 10-K for the year ended December 31, 2024) or in clinical development or other research activities, production lead times, and/or the ability to utilize inventory prior to its expiration date. Any future sales of INPEFA will utilize this “zero-cost” inventory and will result in a lower average per unit cost of materials during that period. We estimate our cost of goods sold as a percentage of net product revenue will be less than 10% subsequent to the utilization of all of the remaining “zero-cost” inventory.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2025	2024
Total research and development expense	$15.3	$14.4
Dollar increase	$0.9
Percentage increase	6%
Research and development expenses consist primarily of third-party services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense and other costs, each of which are described below.

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing. Overall, third-party services for the three months ended March 31, 2025 increased 12% to $8.0 million from $7.2 million as compared to the corresponding period in 2024 primarily driven by higher preclinical manufacturing expense.

•Personnel – Personnel costs for the three months ended March 31, 2025 increased 4% to $4.4 million from $4.2 million, as compared to the corresponding period in 2024. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended March 31, 2025 and 2024 were $1.6 million in each period.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended March 31, 2025 decreased 6% to $1.3 million from $1.4 million, as compared to the corresponding period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2025	2024
Total selling, general and administrative expense	$11.6	$32.1
Dollar decrease	$(20.5)
Percentage decrease	(64)%
Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of INPEFA and support of our research and development activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment and other costs, each of which are described further below.

•Personnel – Personnel costs for the three months ended March 31, 2025 decreased 69% to $5.0 million from $16.4 million, as compared to the corresponding period in 2024, primarily due to lower employee salaries and benefit costs as a result of decreased headcount from the Company restructuring in late 2024. Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs.

•Professional and consulting fees – Professional and consulting fees for the three months ended March 31, 2025 decreased 59% to $3.9 million from $9.6 million, as compared to the corresponding period in 2024, primarily due to lower marketing costs in conjunction with the Company restructuring in late 2024.

•Stock-based compensation – Stock-based compensation expenses for the three months ended March 31, 2025 decreased 46% to $1.5 million from $2.7 million, as compared to the corresponding period in 2024, due to decreased headcount from the reduction in the field force in late 2024.

•Facilities, equipment, and other – Facilities, equipment, and other costs for the three months ended March 31, 2025 decreased 65% to $1.2 million from $3.4 million, as compared to the corresponding period in 2024. The decrease was primarily due to lower travel as a result of the Company restructuring in late 2024.

Interest and Other Expense
Interest and Other Expense. Interest and other expense was $1.8 million and $4.9 million, respectively, during the three months ended March 31, 2025 and 2024. Interest on the outstanding debt principal, amortization/accretion of debt issuance cost and discount and other related items are included in interest and other expense.

Interest Income and Other, Net
Interest Income and Other, Net. Interest income and other, net increased to $2.2 million from $1.9 million during the three months ended March 31, 2025 from the corresponding period in 2024. Interest earned on cash, cash equivalents and short-term investments is included in interest income and other, net.

Net Loss and Net Loss per Common Share
Net loss and Net loss per Common Share. Net loss was $25.3 million, or $0.07 net loss per share, in the three months ended March 31, 2025 as compared to a net loss of $48.4 million, or $0.20 net loss per share, in the corresponding period in 2024.
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

As of March 31, 2025 and December 31, 2024, we had $194.8 million and $238.0 million in cash, cash equivalents and short-term investments, respectively. We used cash of $43.8 million from operations in the three months ended March 31, 2025, largely reflective of the net loss for the period of $25.3 million which included non-cash charges of $0.8 million primarily related to stock-based compensation expense. Investing activities provided cash of $40.6 million in the three months ended March 31, 2025, primarily due to net maturities of investments. Financing activities used cash of $0.6 million, primarily from payments for tax withholding on share-based compensation.

We have entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of our common stock having an aggregate sales price of up to $75 million from time to time through Jefferies as sales agent. As of March 31, 2025, the full amount is still available for issuance under the agreement.
Financing Obligations. In March 2022, we entered into a loan and security agreement with Oxford that originally provided up to $150 million in borrowing capacity, available in five tranches, under which $100 million has been funded under the first three tranches. Availability of the fourth $25 million tranche expired on April 15, 2025. The fifth $25 million tranche is available for draw at our option, subject to Oxford’s consent, at any time prior to the expiration of the 60-month interest-only payment period with a current amortization date of May 1, 2027.
In March 2025, we entered into a seventh amendment to our loan and security agreement (the “Seventh Amendment”) with Oxford (a) providing for a prepayment to the lenders of $45 million, which occurred in April 2025, and certain additional contingent future prepayments totaling $8 million, (b) modifying the amortization date and repayment amortization schedule under the loans under certain circumstances, (c) modifying the financial covenant relating to minimum cash and (d) eliminating the previous financial covenant relating to net sales of INPEFA® (sotagliflozin), as well as certain other terms.
In April 2025, we repaid $45 million (including final payment exit fees) to Oxford on a pro-rata basis across each loan tranche pursuant to the terms of the Seventh Amendment. Additional payments of $20.2 million, $30.2 million, and $11.6 million, including debt principal and final exit fee payments (equal to 7% of the remaining amount funded under the Oxford Term Loans), will be due during the fiscal years ended December 31, 2027, December 31, 2028 and December 31, 2029, respectively, with respect to all borrowed loan tranches as of March 31, 2025. As a result of the Seventh Amendment, the current amortization date of May 1, 2027 and the final maturity date of March 1, 2029 are subject to potential acceleration to December 1, 2026 and November 1, 2027, respectively, dependent upon the occurrence of certain future events. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time subject to prepayment fees of up to 3% which decline over the three years following the funding date of each loan tranche.
Among other items, the loan and security agreement includes a financial covenant which requires us to maintain a minimum balance of unrestricted cash, cash equivalents. short-term investments, and restricted cash, inclusive of a required minimum amount of $29 million to be maintained in a blocked account, in an amount equal to not less than the greater of (i) fifty percent (50%) of the outstanding principal amount of the Oxford Term Loans and (ii) the required minimum amount of $29 million. As of March 31, 2025, the Company was in compliance with its debt covenants.
Collaborations and Strategic Alliances.
In March 2025, we entered into an exclusive license agreement with Novo Nordisk A/S for the worldwide development, manufacture and commercialization of LX9851, our preclinical drug candidate for obesity and associated cardiometabolic disorders. Under the license agreement, we granted Novo Nordisk an exclusive, worldwide, royalty-bearing right and license under our patent rights and know-how to develop, manufacture and commercialize LX9851. We received an upfront payment of $45 million in April 2025 under this license agreement and are eligible to receive (a) up to an aggregate of $485 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of $475 million upon the achievement of specified sales milestones. We are also entitled to tiered, escalating royalties ranging from single-digit to low-double-digit percentages of annual net sales of LX9851, subject to customary royalty reduction provisions.

In October 2024, we entered into an exclusive license agreement with Viatris for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe pursuant to which we received an upfront payment of $25 million. For additional information on the exclusive license agreement, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

For a further discussion of our commitments and contingencies see Note 7 of the Notes to Condensed Consolidated Financial Statements.
Outlook. Our future capital requirements will be substantial and will depend on many factors, including the success of our ongoing research and development efforts and the ability to obtain necessary regulatory approvals of the drug candidates which are the subject of such efforts; our success in establishing new collaborations and licenses and our receipt of milestones, royalties and other payments under such arrangements; the amount and timing of our research, development and commercialization expenditures; the resources we devote to commercializing, developing and supporting our products and other factors. Our capital requirements will also be affected by any expenditures we make in connection with license agreements and acquisitions of and investments in complementary technologies and businesses.
We expect to continue to devote substantial capital resources to the research and development of our drug candidates and for other general corporate activities. We believe that our current unrestricted cash and investment balances and revenues we expect to derive from strategic and other collaborations and other sources will be sufficient to fund our currently planned operations for at least the next 12 months from the date of this report.
In future periods, if cash on hand or generated by operations is insufficient to satisfy our liquidity requirements, we will need to obtain additional liquidity through future strategic and other collaborations or sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all, and the sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we are unable to obtain adequate financing when needed, we may have to delay or reduce the scope of our commercialization efforts or one or more of our clinical trials and other research and development programs.
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

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We had approximately $194.8 million in cash and cash equivalents and short-term investments as of March 31, 2025. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.
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
In the first quarter of 2025, we implemented a new enterprise resource planning ("ERP") system for financial reporting. The implementation of this new ERP system resulted in changes to certain of the Company’s accounting and financial reporting processes and procedures but has not materially affected our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Changes in government trade policies could disrupt our supply chain or increase the costs of our clinical and commercial supply, negatively impacting our ability to conduct our clinical and commercial operations, price our commercial product competitively and conduct clinical development in a cost effective manner.

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

Risks Related to Our Employees and Facilities

•If we are unable to manage our business, financial condition, results of operations and prospects may be adversely affected.

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

•If we are unable to meet Nasdaq continued listing requirements, including minimum trading price, Nasdaq may take action to delist our common stock.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2025	—		$—		—	—
February 1-28, 2025	853,931	(1)	$0.67	(2)	—	—
March 1-31, 2025	—		$—		—	—

(1)     Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2022, February 2023 and February 2024 under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.

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
Item 5. Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On May 12, 2025, Alan J. Main, Ph.D. notified us of his retirement as our executive vice president, innovation and chemical sciences, effective July 31, 2025, and Kristen L. Alexander notified us of her retirement as our vice president, finance and accounting (in which capacity, Ms. Alexander functions as our principal accounting officer), effective May 30, 2025.

Effective as of the date of Ms. Alexander’s retirement, Scott M. Coiante will assume the function of our principal accounting officer. Mr. Coiante, 58, has been our senior vice president and chief financial officer (in which capacity, Mr. Coiante functions as our principal financial officer) since January 2025. Mr. Coiante previously served for ten years in senior leadership positions at Agile Therapeutics, Inc., most recently as senior vice president, chief financial officer from 2011 to 2019 and from August 2023 to August 2024. Mr. Coiante also served as senior vice president, chief financial officer at Aprea Therapeutics, Inc. from 2019 to March 2023 and in a series of senior financial and accounting positions with Medarex, Inc. and Ernst & Young LLP prior to joining Agile Therapeutics. Mr. Coiante is a certified public accountant and received his B.S. from Villanova University.

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit No.		Description
*†10.1	—	Exclusive License Agreement, dated March 27, 2025, with Novo Nordisk A/S
†10.2	—
Seventh Amendment to Loan and Security Agreement, dated March 27, 2025, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2025 and incorporated by reference herein).

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

Lexicon Pharmaceuticals, Inc.

Date:	May 14, 2025	By:	/s/ Michael S. Exton
Michael S. Exton, Ph.D.
Chief Executive Officer

Date:	May 14, 2025	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer