Form 10-Q
period 2025-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2025-08-06
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
(281) 863-3000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	LXRX	The Nasdaq Capital Market
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

As of August 1, 2025, 363,398,860 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo, INPEFA® and ZYNQUISTA® are registered trademarks of Lexicon Pharmaceuticals, Inc.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of June 30,	As of December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,364	$66,656
Short-term investments	117,643	171,301
Accounts receivable, net	2,183	3,473
Inventory	168	231
Prepaid expenses and other current assets	3,726	4,532
Total current assets	145,084	246,193
Property and equipment, net	2,132	2,484
Goodwill	44,543	44,543
Operating lease right-of-use-assets	4,456	4,832
Restricted cash	29,000	—
Other assets	368	368
Total assets	$225,583	$298,420
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,899	$14,801
Accrued liabilities	11,481	30,447
Deferred revenue	17,456	—
Total current liabilities	34,836	45,248
Long-term debt, net	56,107	100,298
Other long-term liabilities	5,200	6,924
Total liabilities	96,143	152,470
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,304,147 Series A Convertible Preferred shares issued and none outstanding	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 365,780,799 and 363,020,303 shares issued, respectively	366	363
Additional paid-in capital	2,123,560	2,117,325
Accumulated deficit	(1,989,285)	(1,967,242)
Accumulated other comprehensive (loss) income	(14)	119
Treasury stock, at cost, 2,381,939 and 1,528,008 shares, respectively	(5,187)	(4,615)
Total stockholders’ equity	129,440	145,950
Total liabilities and stockholders’ equity	$225,583	$298,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net product revenue	$1,322	$1,617	$2,584	$2,710
Licensing revenue	27,544	—	27,544	—
Royalties and other revenue	—	30	—	67
Total revenues	28,866	1,647	30,128	2,777
Operating expenses:
Cost of sales	33	166	63	197
Research and development, including stock-based compensation of $1,620, $1,679, $3,194 and $3,273, respectively	15,747	17,643	31,050	32,015
Selling, general and administrative, including stock-based compensation of $1,575, $3,180, $3,044 and $5,888 respectively	9,350	39,192	20,958	71,252
Total operating expenses	25,130	57,001	52,071	103,464
Income (loss) from operations	3,736	(55,354)	(21,943)	(100,687)
Interest and other expense	(2,318)	(2,211)	(4,153)	(7,159)
Interest income and other	1,834	4,136	4,053	6,020
Net income (loss)	$3,252	$(53,429)	$(22,043)	$(101,826)
Net income (loss) per common share, basic	$0.01	$(0.17)	$(0.06)	$(0.37)
Net income (loss) per common share, diluted	$0.01	$(0.17)	$(0.06)	$(0.37)

Weighted average common shares outstanding, basic	363,294	310,836	362,687	278,113
Weighted average common shares outstanding, diluted	363,570	310,836	362,687	278,113

Other comprehensive income (loss):
Unrealized loss on investments	(39)	(143)	(133)	(224)
Comprehensive income (loss)	$3,213	$(53,572)	$(22,176)	$(102,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2023	245,793	$245	—	$—	$1,862,558	$(1,766,839)	$31	$(2,885)	$93,110
Stock-based compensation	—	—	—	—	4,302	—	—	—	4,302
Issuance of preferred stock, net of fees	—	—	2,304	23	241,552	—	—	—	241,575
Issuance of common stock under Equity Incentive Plans	1,972	3	—	—	85	—	—	—	88
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(1,730)	(1,730)
Net loss	—	—	—	—	—	(48,397)	—	—	(48,397)
Unrealized loss on investments	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2024	247,765	$248	2,304	$23	$2,108,497	$(1,815,236)	$(50)	$(4,615)	$288,867
Stock-based compensation	—	—	—	—	4,859	—	—	—	4,859
Fees related to preferred stock	—	—	—	—	(175)	—	—	—	(175)
Issuance of common stock under Equity Incentive Plans	48	—	—	—	1	—	—	—	1
Conversion of preferred stock to common stock	115,207	115	(2,304)	(23)	(92)	—	—	—	—
Net loss	—	—	—	—	—	(53,429)	—	—	(53,429)
Unrealized loss on investments	—	—	—	—	—	—	(143)	—	(143)
Balance at June 30, 2024	363,020	$363	—	$—	$2,113,090	$(1,868,665)	$(193)	$(4,615)	$239,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2024	363,020	$363	$—	$—	$2,117,325	$(1,967,242)	$119	$(4,615)	$145,950
Stock-based compensation	—	—	—	—	3,043	—	—	—	3,043
Issuance of common stock under Equity Incentive Plans	2,540	3	—	—	(3)	—	—	—	—
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(25,295)	—	—	(25,295)
Unrealized loss on investments	—	—	—	—	—	—	(94)	—	(94)
Balance at March 31, 2025	365,560	$366	—	$—	$2,120,365	$(1,992,537)	$25	$(5,187)	$123,032
Stock-based compensation	—	—	—	—	3,195	—	—	—	3,195
Issuance of common stock under Equity Incentive Plans	221	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,252	—	—	3,252
Unrealized loss on investments	—	—	—	—	—	—	(39)	—	(39)
Balance at June 30, 2025	365,781	$366	—	$—	$2,123,560	$(1,989,285)	$(14)	$(5,187)	$129,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,043)	$(101,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352	283
Stock-based compensation	6,238	9,161
Amortization/accretion of debt-related costs	803	1,042
Accretion of marketable securities purchased at a discount	(2,540)	(4,713)
Other non-cash adjustments	(1,561)	(397)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,290	(1,610)
Decrease (increase) in inventories	63	(204)
Decrease (increase) in prepaid expenses and other current assets	806	(2,545)
Decrease in other long-term assets	376	337
Decrease in accounts payable and other liabilities	(10,569)	(3,198)
Net cash used in operating activities	(26,785)	(103,670)
Cash flows from investing activities:
Purchases of property and equipment	—	(250)
Purchases of investments	(90,943)	(260,297)
Maturities of investments	147,008	138,000
Net cash provided by (used in) investing activities	56,065	(122,547)
Cash flows from financing activities:
Proceeds from issuance of common stock for equity incentive plans	—	89
Proceeds from issuance of preferred stock, net of fees	—	241,410
Payments for tax withholding on share-based compensation vesting	(572)	(1,730)
Repayment of debt borrowings	(45,000)	—
Other debt financing fees	—	(400)
Net cash (used in) provided by financing activities	(45,572)	239,369
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,292)	13,152
Cash, cash equivalents, and restricted cash at beginning of period	66,656	22,465
Cash, cash equivalents, and restricted cash at end of period	$50,364	$35,617

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,888	$6,512

Supplemental disclosure of non-cash investing and financing activities:
Accrued financing costs	$—	$910
Conversion of preferred stock to common stock	—	115

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Lexicon has made certain reclassification adjustments to conform prior-period amounts to the current presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

2.           Cash and Cash Equivalents, Restricted Cash and Investments

The fair value of cash and cash equivalents, restricted cash and investments held are as follows:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$21,364	$—	$—	$21,364
Restricted cash	29,000	—	—	29,000
Total cash and cash equivalents and restricted cash	$50,364	$—	$—	$50,364
Securities maturing within one year:
U.S. treasury securities	94,853	5	(12)	94,846
Corporate debt securities	22,804	4	(11)	22,797
Total short-term investments	$117,657	$9	$(23)	$117,643
Total cash and cash equivalents, restricted cash and short-term investments	$168,021	$9	$(23)	$168,007

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$66,656	$—	$—	$66,656
Restricted cash	—	—	—	—
Total cash and cash equivalents and restricted cash	$66,656	$—	$—	$66,656
Securities maturing within one year:
U.S. treasury securities	127,884	106	—	127,990
Corporate debt securities	43,299	30	(18)	43,311
Total short-term investments	$171,183	$136	$(18)	$171,301
Total cash and cash equivalents, restricted cash and short-term investments	$237,839	$136	$(18)	$237,957

As of June 30, 2025 and December 31, 2024, Lexicon’s investments in an unrealized loss position had an estimated fair value of $76.4 million and $12.9 million, respectively. There were no realized gains or losses during either of the six month periods ended June 30, 2025 and 2024.
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

	Assets at Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$21,364	$—	$—	$21,364
Short-term investments	94,846	22,797	—	117,643
Restricted cash	$29,000	$—	$—	$29,000
Total cash and cash equivalents, short-term investments and restricted cash	$145,210	$22,797	$—	$168,007

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$66,656	$—	$—	$66,656
Short-term investments	127,990	43,311	—	171,301
Restricted cash	—	—	—	$—
Total cash and cash equivalents, short-term investments and restricted cash	$194,646	$43,311	$—	$237,957

The carrying amount of prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of the Oxford Term Loans (see Note 6) is determined under Level 2 in the fair value hierarchy and approximates carrying value as the loans bear interest at a rate that approximates prevailing market rates for instruments with similar characteristics.

4. Supplemental Financial Information

Property and Equipment.

	Estimated Useful Lives	As of June 30,	As of December 31,
	In Years	2025	2024
		(in thousands)

Computers and software	3-5	$2,003	$2,003
Furniture and fixtures	5-7	389	389
Leasehold improvements	3-7	2,178	2,178
Total property and equipment		4,570	4,570
Less: Accumulated depreciation and amortization		(2,438)	(2,086)
Net property and equipment		$2,132	$2,484

Accrued Liabilities.

	As of June 30,	As of December 31,
	2025	2024
	(in thousands)

Accrued research and development services	$4,257	$12,251
Accrued compensation and benefits	4,292	14,712
Short-term lease liability	909	1,175
Other	2,023	2,309
Total accrued liabilities	$11,481	$30,447

As of June 30, 2025 and December 31, 2024, $0.6 million and $8.8 million of accrued severance is included in accrued compensation and benefits within accrued liabilities on the condensed consolidated balance sheet as noted in the table above.

Net Income (Loss) Per Share. Net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Shares associated with warrants, stock options and restricted stock units that could potentially dilute earnings per share in the future are not included in the computation of diluted earnings per share when the company has a net loss because they are antidilutive. For the three months ended June 30, 2025, approximately 0.3 million share-based awards were included in the calculation of diluted earnings per share. For the three month period ended June 30, 2024 and six month periods ended June 30, 2025 and June 30, 2024, no share-based awards were included in the computation of diluted earnings per share of common stock because the effect would have been anti-dilutive due to the net loss in these periods.

5.     Collaborations and Strategic Alliances

Novo Nordisk. In March 2025, the Company entered into an exclusive license agreement (the “License Agreement”) with Novo Nordisk A/S (“Novo Nordisk”) for the worldwide development, manufacturing and commercialization of LX9851, the Company’s preclinical drug candidate for obesity and associated cardiometabolic disorders. Under the License Agreement, the Company granted Novo Nordisk an exclusive, worldwide, royalty-bearing right and license under its patent rights and know-how to develop, manufacture and commercialize LX9851. In April 2025, the Company received an upfront payment of $45 million under the License Agreement and is eligible to receive (a) up to an aggregate of $485 million upon the achievement of specified regulatory and commercial launch milestones and (b) up to an aggregate of $475 million upon the achievement of specified sales milestones. The Company is also entitled to tiered, escalating royalties ranging from single-digit to low-double-digit percentages of annual net sales of LX9851, subject to customary royalty reduction provisions.
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

The Company provided the licensed technology under its patent rights and know-how to develop, manufacture and commercialize LX9851 in March 2025. During the quarter ended June 30, 2025, the Company recognized $27.5 million as licensing revenue on the condensed consolidated statements of comprehensive income (loss) based on partial completion of the IND-enabling activities. The remaining $17.5 million of the $45 million upfront payment is recorded as deferred revenue on the condensed consolidated balance sheet. The Company will recognize the remaining amount as revenue using the input method over the remaining period the IND-enabling activities are performed.

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
The Oxford Term Loans are available in five tranches, each maturing in March 2029. The first two $25 million tranches totaling $50 million were funded in 2022 and the third $50 million tranche was funded in June 2023. Availability of the fourth $25 million tranche expired in April 2025. The fifth $25 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only period with a current amortization date of May 1, 2027.
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
Interest, Principal Payments, and Carrying Value of Debt. Monthly interest-only payments are due during an initial 60-month period from the original March 2022 borrowing date. The interest-only period will be followed by an amortization period extending through the maturity date. The floating interest rate is currently based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second tranches and 7.00% for the third tranche. As of June 30, 2025, the weighted average interest rate of the Oxford Term Loans was 11.9%.
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
As of June 30, 2025, the Company reflected the carrying value of the Oxford Term Loans of $56.1 million in long-term debt on the condensed consolidated balance sheet. The carrying value above reflects an unamortized discount of $5.9 million to the face value of long-term debt related to debt issuance costs, the final payment exit fee, and the warrant fair value described below, which are being amortized into interest and other expense.
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
Restrictive Provisions/Covenants. Among other restrictive provisions and covenants, the loan and security agreement includes a financial covenant which requires us to maintain a minimum balance of unrestricted cash, cash equivalents. short-term investments, and restricted cash, inclusive of a required minimum amount of $29 million to be maintained in a blocked account, in an amount equal to not less than the greater of (a) fifty percent (50%) of the outstanding principal amount of the Oxford Term Loans and (b) the required minimum amount of $29 million. As of June 30, 2025, the Company reflected the $29 million minimum cash in the blocked account as restricted cash on the condensed consolidated balance sheet.
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
The Company was in compliance with its debt covenants as of June 30, 2025.
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

As of June 30, 2025 and December 31, 2024, the right-of-use assets for the office space leases of $4.5 million and $4.8 million, respectively, are separately included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current liabilities relating to the leases are included in accrued liabilities in the condensed consolidated balance sheet (as further described in Note 4) and long-term operating lease liabilities of approximately $4.4 million and $4.6 million, respectively, as of June 30, 2025 and December 31, 2024 are included in other long-term liabilities in the condensed consolidated balance sheet.

During each of the three and six months ended June 30, 2025 and 2024, the Company incurred lease expense of $0.4 million and $0.8 million, respectively. During each of the six months ended June 30, 2025 and 2024, the Company made cash payments for lease liabilities of $0.7 million. As of June 30, 2025 and December 31, 2024, the weighted-average remaining lease terms were 8.4 years and 8.6 years, respectively, with weighted-average discount rates of 9.7% for each year.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at June 30, 2025:

(in thousands)
2025	$518
2026	865
2027	881
2028	898
2029	914
Thereafter	3,832
Total undiscounted operating lease liability	7,908
Less: amount of lease payments representing interest	(2,564)
Present value of future lease payments	5,344
Less: short-term operating lease liability	(909)
Long-term operating lease liability	$4,435

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

8.     Equity Incentive Awards

Stock-Based Compensation.  The Company has stockholder-approved equity incentive plans that permit the grant of stock options, restricted stock units, and other stock-based awards to employees, directors, and consultants of the Company. Compensation expense related to stock options and restricted stock units (“RSUs”) is determined based on the fair value of the award on the date of the grant and is recognized on a straight-line basis over the vesting period in which an employee is required to provide service. Compensation expense for the three months ended June 30, 2025 and 2024 of $3.2 million and $4.9 million, respectively, and for the six months ended June 30, 2025 and 2024 of $6.2 million and $9.2 million, respectively, is recorded separately in research and development expense and selling, general, and administrative expense as noted on the Company’s condensed consolidated statements of comprehensive income (loss).

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for stock options granted in the six months ended June 30, 2025 and 2024:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
Six Months Ended June 30, 2025
Employees	105%	3.9%	4	—%
Officers and non-employee directors	115%	4.3%	6	—%
Six Months Ended June 30, 2024
Employees	96%	4.5%	4	—%
Officers and non-employee directors	104%	4.2%	6	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans:

	Stock Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2024	15,389	$3.20
Granted	10,594	0.69
Exercised	—	—
Expired	(310)	6.41
Forfeited	(2,388)	2.41
Outstanding at June 30, 2025	23,285	2.10
Exercisable at June 30, 2025	7,835	$4.03

The following is a summary of restricted stock unit activity under Lexicon’s stock-based compensation plans:

	RSU’s	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2024	6,300	$2.27
Granted	14,323	0.69
Vested	(2,761)	2.35
Forfeited	(1,539)	1.39
Outstanding at June 30, 2025	16,323	$0.95

9.     Other Capital Agreements

Convertible Preferred Stock. In March 2024, Lexicon entered into an agreement with certain accredited investors pursuant to which the Company agreed to sell 2,304,147 shares of its Series A Convertible Preferred Stock and received net proceeds of $241.3 million, after fees and offering expenses. In May 2024, each share of preferred stock was converted into 50 shares of common stock at par value, or 115,207,350 shares in the aggregate.

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

The CEO evaluates single-segment consolidated financial information against budget for purposes of making operating decisions, planning and forecasting for future periods, and deciding the level of investment in the Company’s various operating activities and other capital allocation activities. The CODM assesses financial performance based on consolidated net income (loss) (as reported on the consolidated statement of comprehensive income (loss)). The CEO also uses consolidated cash and cash equivalents and short-term investments (which can be found on our Consolidated Balance Sheets) as a measure of segment assets for allocating resources.

Summary of segment net income (loss), including segment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenues:
Net product revenue	$1,322	$1,617	$2,584	$2,710
Licensing revenue	27,544	—	27,544	—
Royalties and other revenue	—	30	—	67
Total revenues	28,866	1,647	30,128	2,777
Operating expenses:
Cost of sales	33	166	63	197
Research and development	14,127	15,964	27,736	28,742
Sales and marketing	1,233	28,982	3,908	51,662
General and administrative	6,466	6,839	14,292	13,474
Other segment expense (1)	3,271	5,050	6,072	9,389
Total operating expenses	25,130	57,001	52,071	103,464
Income (loss) from operations	3,736	(55,354)	(21,943)	(100,687)
Interest and other expense	(2,318)	(2,211)	(4,153)	(7,159)
Interest income and other	1,834	4,136	4,053	6,020
Net income (loss)	$3,252	$(53,429)	$(22,043)	$(101,826)

(1) For the three and six months ended June 30, 2025 and 2024, other segment expense primarily includes, among other items, stock compensation of $1.6 million, $1.7 million, $3.2 million, and $3.3 million, respectively, related to research and development personnel; $0.01 million, $1.2 million, $0.05 million , and $2.0 million, respectively, related to sales and marketing personnel; and $1.6 million, $2.0 million, $3.0 million, and $3.9 million, respectively, related to general and administrative personnel.

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

•We continue to make INPEFA (sotagliflozin) commercially available. INPEFA is our orally-delivered small molecule drug, in the United States to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visits in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease, or CKD, and other cardiovascular risk factors.

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

Since our inception, we have incurred significant losses and, as of June 30, 2025, we had an accumulated deficit of approximately $2.0 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research and material costs related to our nonclinical efforts and clinical trials, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

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
Results of Operations

Revenues

Revenues were approximately $28.9 million and $1.6 million, respectively, for the three months ended June 30, 2025 and 2024 and $30.1 million and $2.8 million, respectively, for the six months ended June 30, 2025 and 2024. Revenues for 2025 included $27.5 million in licensing revenue recognized from the Novo Nordisk licensing agreement. See Note 5, Collaborations and Strategic Alliances, for further information. Total revenues for each of the periods presented also include product revenues from sales of INPEFA.

Cost of Sales

Cost of sales during the three and six months ended June 30, 2025 and 2024 were less than $0.2 million and primarily consist of third-party manufacturing costs and freight associated with sales of INPEFA. Prior to receiving regulatory approval of INPEFA in May 2023, we had completed or begun the manufacturing of certain INPEFA raw materials. These raw materials were either received at “zero-cost” to us in conjunction with a terminated agreement in 2019 or recorded as research and development expense. Based on our expectations for future manufacturing costs, we estimate these amounts totaled approximately $39.0 million. We began capitalizing inventory manufactured subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. At June 30, 2025, substantially all of the “zero-cost” INPEFA raw materials remains available to us. However, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future INPEFA sales, use of this inventory to satisfy manufacturing and supply agreements associated with strategic alliances (for further information, see our Annual Report on Form 10-K for the year ended December 31, 2024) or in clinical development or other research activities, production lead times, and/or the ability to utilize inventory prior to its expiration date. Any future sales of INPEFA will utilize this “zero-cost” inventory and will result in a lower average per unit cost of materials during that period. We estimate our cost of goods sold as a percentage of net product revenue will be less than 10% subsequent to the utilization of all of the remaining “zero-cost” inventory.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total research and development expense	$15.7	$17.6	$31.1	$32.0
Dollar increase	$(1.9)		$(0.9)
Percentage increase	(11)%		(3)%
Research and development expenses consist primarily of third-party services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense and other costs, each of which are described below.

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing. Overall, third-party services for the three months ended June 30, 2025 decreased 14% to $8.8 million from $10.2 million, and for the six months ended June 30, 2025 decreased 4% to $16.8 million from $17.4 million as compared to the corresponding periods in 2024 primarily driven by lower clinical external research expense associated with our current drug candidates.

•Personnel – Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs. Personnel costs for the three months ended June 30, 2025 decreased 12% to $3.8 million from $4.3 million, and for the six months ended June 30, 2025 decreased 4% to $8.3 million from $8.6 million as compared to the corresponding periods in 2024.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2025 and 2024 were $1.6 million and $1.7 million and for the six months ended June 30, 2025 and 2024 were $3.2 million and $3.3 million.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended June 30, 2025 increased 7% to $1.5 million from $1.4 million, and for the six months ended June 30, 2025 increased 3% to $2.8 million from $2.7 million as compared to the corresponding periods in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total selling, general and administrative expense	$9.4	$39.2	$21.0	$71.3
Dollar decrease	$(29.8)		$(50.3)
Percentage decrease	(76)%		(71)%
Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of INPEFA and support of our research and development activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment and other costs, each of which are described further below.

•Personnel – Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs. Personnel costs for the three months ended June 30, 2025 decreased 79% to $3.6 million from $17.2 million, and for the six months ended June 30, 2025 decreased 74% to $8.6 million from $33.6 million as compared to the corresponding periods in 2024, primarily due to lower employee salaries and benefit costs as a result of decreased headcount from the Company restructuring in late 2024.

•Professional and consulting fees – Professional and consulting fees for the three months ended June 30, 2025 decreased 82% to $2.6 million from $14.6 million, and for the six months ended June 30, 2025 decreased 73% to $6.5 million from $24.2 million as compared to the corresponding periods in 2024, primarily due to lower marketing costs in conjunction with the Company restructuring in late 2024.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2025 decreased 50% to $1.6 million from $3.2 million, and for the six months ended June 30, 2025 decreased 48% to $3.0 million from $5.9 million as compared to the corresponding periods in 2024, due to decreased headcount from the reduction in the field force in late 2024.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended June 30, 2025 decreased 62% to $1.6 million from $4.2 million, and for the six months ended June 30, 2025 decreased 62% to $2.9 million from $7.6 million as compared to the corresponding periods in 2024. The decrease was primarily due to lower travel as a result of the Company restructuring in late 2024.

Interest and Other Expense
Interest and Other Expense. Interest on the outstanding debt principal, amortization/accretion of debt issuance cost and discount and other related items are included in interest and other expense. Interest and other expense was $2.3 million and $2.2 million, respectively, during the three months ended June 30, 2025 and 2024, and $4.2 million and $7.2 million during the six months ended June 30, 2025 and 2024.

Interest Income and Other
Interest Income and Other. Interest earned on cash, cash equivalents and short-term investments is included in interest income and other. Interest income and other decreased to $1.8 million from $4.1 million during the three months ended June 30, 2025 and decreased to $4.1 from $6.0 million during the six months ended June 30, 2025 from the corresponding period in 2024.

Net Income (Loss) and Net Income (Loss) per Common Share
Net income (loss) and Net income (loss) per Common Share. Net income was $3.3 million, or $0.01 per diluted share, in the three months ended June 30, 2025 as compared to a net loss of $53.4 million, or $0.17 net loss per share, in the corresponding period in 2024. Net loss was $22.0 million, or $0.06 net loss per share in the six months ended June 30, 2025, as compared to a net loss of $101.8 million, or $0.37 net loss per share in the corresponding period in 2024.

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
As of June 30, 2025 and December 31, 2024, we had $168.0 million and $238.0 million in cash, cash equivalents, restricted cash and short-term investments, respectively. We used cash of $26.8 million from operations in the six months ended June 30, 2025, largely reflective of the net loss for the period of $22.0 million which included total non-cash charges of $3.3 million primarily related to stock-based compensation expense. Investing activities provided cash of $56.1 million in the six months ended June 30, 2025, primarily due to net maturities of investments. Financing activities used cash of $45.6 million, primarily from repayment of debt borrowings.

We have entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of our common stock having an aggregate sales price of up to $75 million from time to time through Jefferies as sales agent. As of June 30, 2025, the full amount is still available for issuance under the agreement.
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
In April 2025, we repaid $45 million (including final payment exit fees) to Oxford on a pro-rata basis across each loan tranche pursuant to the terms of the Seventh Amendment. Additional payments of $20.2 million, $30.2 million, and $11.6 million, including debt principal and final exit fee payments (equal to 7% of the remaining amount funded under the Oxford Term Loans), will be due during the fiscal years ended December 31, 2027, December 31, 2028 and December 31, 2029, respectively, with respect to all borrowed loan tranches as of June 30, 2025. As a result of the Seventh Amendment, the current amortization date of May 1, 2027 and the final maturity date of March 1, 2029 are subject to potential acceleration to December 1, 2026 and November 1, 2027, respectively, dependent upon the occurrence of certain future events. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time subject to prepayment fees of up to 3% which decline over the three years following the funding date of each loan tranche.
Among other items, the loan and security agreement includes a financial covenant which requires us to maintain a minimum balance of unrestricted cash, cash equivalents. short-term investments, and restricted cash, inclusive of a required minimum amount of $29 million to be maintained in a blocked account, in an amount equal to not less than the greater of (a) fifty percent (50%) of the outstanding principal amount of the Oxford Term Loans and (b) the required minimum amount of $29 million. As of June 30, 2025, the Company maintained $29 million in the blocked account.
As of June 30, 2025, the Company was in compliance with its debt covenants.
Collaborations and Strategic Alliances.
In March 2025, we entered into an exclusive license agreement with Novo Nordisk A/S for the worldwide development, manufacture and commercialization of LX9851, our preclinical drug candidate for obesity and associated cardiometabolic disorders, pursuant to which we received an upfront payment of $45 million. For additional information on the exclusive license agreement, refer to Note 5, Collaborations and Strategic Alliances.

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
Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We had approximately $168.0 million in cash and cash equivalents, restricted cash and short-term investments as of June 30, 2025. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•While we have recently regained compliance with Nasdaq’s minimum bid price requirement, if we are unable to meet continued listing requirements in the future, including minimum trading price, Nasdaq may take action to delist our common stock.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit No.		Description
10.1	—	2017 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2025 and incorporated by reference herein).
10.2	—	2017 Non-Employee Directors’ Equity Incentive Plan, as amended (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2025 and incorporated by reference herein).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________

*	Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	August 6, 2025	By:	/s/ Michael S. Exton
Michael S. Exton, Ph.D.
Chief Executive Officer

Date:	August 6, 2025	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer