Form 10-Q
period 2025-09-30
LEXICON PHARMACEUTICALS, INC.
filed 2025-11-06
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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

As of November 4, 2025, 363,398,680 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.  Financial Statements

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of September 30,	As of December 31,
	2025	2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$49,656	$66,656
Short-term investments	66,294	171,301
Accounts receivable, net	2,334	3,473
Inventory	158	231
Prepaid expenses and other current assets	4,085	4,532
Total current assets	122,527	246,193
Property and equipment, net	1,981	2,484
Goodwill	44,543	44,543
Operating lease right-of-use-assets	7,508	4,832
Restricted cash	29,000	—
Other assets	368	368
Total assets	$205,927	$298,420
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,797	$14,801
Accrued liabilities	13,620	30,447
Deferred revenue	4,303	—
Total current liabilities	21,720	45,248
Long-term debt, net	56,508	100,298
Other long-term liabilities	7,540	6,924
Total liabilities	85,768	152,470
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,304,147 Series A Convertible Preferred shares issued and none outstanding	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 365,780,799 and 363,020,303 shares issued, respectively	366	363
Additional paid-in capital	2,127,005	2,117,325
Accumulated deficit	(2,002,054)	(1,967,242)
Accumulated other comprehensive (loss) income	29	119
Treasury stock, at cost, 2,381,939 and 1,528,008 shares, respectively	(5,187)	(4,615)
Total stockholders’ equity	120,159	145,950
Total liabilities and stockholders’ equity	$205,927	$298,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net product revenue	$1,008	$1,741	$3,592	$4,451
Licensing revenue	13,154	—	40,698	—
Royalties and other revenue	20	9	20	76
Total revenues	14,182	1,750	44,310	4,527
Operating expenses:
Cost of sales	10	71	73	268
Research and development, including stock-based compensation of $1,832, $1,460, $5,026 and $4,733, respectively	18,757	25,780	49,806	57,795
Selling, general and administrative, including stock-based compensation of $1,612, $1,341, $4,656 and $7,229 respectively	7,602	39,592	28,562	110,844
Total operating expenses	26,369	65,443	78,441	168,907
Loss from operations	(12,187)	(63,693)	(34,131)	(164,380)
Interest and other expense	(2,155)	(4,562)	(6,308)	(11,721)
Interest income and other	1,573	3,444	5,628	9,464
Net loss	$(12,769)	$(64,811)	$(34,811)	$(166,637)
Net loss per common share, basic and diluted	$(0.04)	$(0.18)	$(0.10)	$(0.54)

Weighted average common shares outstanding, basic and diluted	363,399	361,492	362,927	306,109

Other comprehensive income (loss):
Unrealized gain (loss) on investments	43	542	(90)	318
Comprehensive loss	$(12,726)	$(64,269)	$(34,901)	$(166,319)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2023	245,793	$245	—	$—	$1,862,558	$(1,766,839)	$31	$(2,885)	$93,110
Stock-based compensation	—	—	—	—	4,302	—	—	—	4,302
Issuance of preferred stock, net of fees	—	—	2,304	23	241,552	—	—	—	241,575
Issuance of common stock under Equity Incentive Plans	1,972	3	—	—	85	—	—	—	88
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(1,730)	(1,730)
Net loss	—	—	—	—	—	(48,397)	—	—	(48,397)
Unrealized loss on investments	—	—	—	—	—	—	(81)	—	(81)
Balance at March 31, 2024	247,765	$248	2,304	$23	$2,108,497	$(1,815,236)	$(50)	$(4,615)	$288,867
Stock-based compensation	—	—	—	—	4,859	—	—	—	4,859
Fees related to preferred stock	—	—	—	—	(175)	—	—	—	(175)
Issuance of common stock under Equity Incentive Plans	48	—	—	—	1	—	—	—	1
Conversion of preferred stock to common stock	115,207	115	(2,304)	(23)	(92)	—	—	—	—
Net loss	—	—	—	—	—	(53,429)	—	—	(53,429)
Unrealized loss on investments	—	—	—	—	—	—	(143)	—	(143)
Balance at June 30, 2024	363,020	$363	—	$—	$2,113,090	$(1,868,665)	$(193)	$(4,615)	$239,980
Stock-based compensation	—	—	—	—	2,801	—	—	—	2,801
Net loss	—	—	—	—	—	(64,811)	—	—	(64,811)
Unrealized gain on investments	—	—	—	—	—	—	542	—	542
Balance at September 30, 2024	363,020	$363	—	$—	$2,115,891	$(1,933,476)	$349	$(4,615)	$178,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2024	363,020	$363	$—	$—	$2,117,325	$(1,967,242)	$119	$(4,615)	$145,950
Stock-based compensation	—	—	—	—	3,043	—	—	—	3,043
Issuance of common stock under Equity Incentive Plans	2,540	3	—	—	(3)	—	—	—	—
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(25,295)	—	—	(25,295)
Unrealized loss on investments	—	—	—	—	—	—	(94)	—	(94)
Balance at March 31, 2025	365,560	$366	—	$—	$2,120,365	$(1,992,537)	$25	$(5,187)	$123,032
Stock-based compensation	—	—	—	—	3,195	—	—	—	3,195
Issuance of common stock under Equity Incentive Plans	221	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,252	—	—	3,252
Unrealized loss on investments	—	—	—	—	—	—	(39)	—	(39)
Balance at June 30, 2025	365,781	$366	—	$—	$2,123,560	$(1,989,285)	$(14)	$(5,187)	$129,440
Stock-based compensation	—	—	—	—	3,445	—	—	—	3,445
Net loss	—	—	—	—	—	(12,769)	—	—	(12,769)
Unrealized gain on investments	—	—	—	—	—	—	43	—	43
Balance at September 30, 2025	365,781	$366	—	$—	$2,127,005	$(2,002,054)	$29	$(5,187)	$120,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,811)	$(166,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	503	409
Stock-based compensation	9,682	11,962
Amortization/accretion of debt-related costs	1,205	1,444
Accretion of marketable securities purchased at a discount	(3,272)	(7,418)
Other non-cash adjustments	(1,579)	481
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,139	(1,885)
Decrease (increase) in inventories	73	(255)
Decrease (increase) in prepaid expenses and other current assets	448	(1,576)
Decrease in other long-term assets	567	513
Decrease (increase) in accounts payable and other liabilities	(24,573)	5,673
Net cash used in operating activities	(50,618)	(157,289)
Cash flows from investing activities:
Purchases of property and equipment	—	(557)
Purchases of investments	(117,668)	(302,921)
Maturities of investments	225,858	234,400
Net cash provided by (used in) investing activities	108,190	(69,078)
Cash flows from financing activities:
Proceeds from issuance of common stock for equity incentive plans	—	89
Proceeds from issuance of preferred stock, net of fees	—	241,400
Payments for tax withholding on share-based compensation vesting	(572)	(1,730)
Repayment of debt borrowings	(45,000)	—
Other debt financing fees	—	(1,306)
Net cash (used in) provided by financing activities	(45,572)	238,453
Net (decrease) increase in cash, cash equivalents and restricted cash	12,000	12,086
Cash, cash equivalents, and restricted cash at beginning of period	66,656	22,465
Cash, cash equivalents, and restricted cash at end of period	$78,656	$34,551

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,645	$9,794

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock to common stock	—	115
Right-of-use assets obtained in exchange for operating lease obligations	$3,243	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Lexicon has made certain reclassification adjustments to conform prior-period amounts to the current presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025. For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

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

2.           Cash and Cash Equivalents, Restricted Cash and Investments

The fair value of cash and cash equivalents, restricted cash and investments held are as follows:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$49,656	$—	$—	$49,656
Restricted cash	29,000	—	—	29,000
Total cash and cash equivalents and restricted cash	$78,656	$—	$—	$78,656
Securities maturing within one year:
U.S. treasury securities	43,223	24	—	43,247
Corporate debt securities	23,042	9	(4)	23,047
Total short-term investments	$66,265	$33	$(4)	$66,294
Total cash and cash equivalents, restricted cash and short-term investments	$144,921	$33	$(4)	$144,950

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$66,656	$—	$—	$66,656
Restricted cash	—	—	—	—
Total cash and cash equivalents and restricted cash	$66,656	$—	$—	$66,656
Securities maturing within one year:
U.S. treasury securities	127,884	106	—	127,990
Corporate debt securities	43,299	30	(18)	43,311
Total short-term investments	$171,183	$136	$(18)	$171,301
Total cash and cash equivalents, restricted cash and short-term investments	$237,839	$136	$(18)	$237,957

As of September 30, 2025 and December 31, 2024, Lexicon’s investments in an unrealized loss position had an estimated fair value of $16.3 million and $12.9 million, respectively. There were no realized gains or losses during either of the nine month periods ended September 30, 2025 and 2024.
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

	Assets at Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$49,656	$—	$—	$49,656
Short-term investments	43,247	23,047	—	66,294
Restricted cash	$29,000	$—	$—	$29,000
Total cash and cash equivalents, short-term investments and restricted cash	$121,903	$23,047	$—	$144,950

	Assets at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$66,656	$—	$—	$66,656
Short-term investments	127,990	43,311	—	171,301
Restricted cash	—	—	—	$—
Total cash and cash equivalents, short-term investments and restricted cash	$194,646	$43,311	$—	$237,957

The carrying amount of prepaid expenses and other assets, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of the Oxford Term Loans (see Note 6, Debt Obligations) is determined under Level 2 in the fair value hierarchy and approximates carrying value as the loans bear interest at a rate that approximates prevailing market rates for instruments with similar characteristics.

4. Supplemental Financial Information

Property and Equipment.

	Estimated Useful Lives	As of September 30,	As of December 31,
	In Years	2025	2024
		(in thousands)

Computers and software	3-5	$2,003	$2,003
Furniture and fixtures	5-7	389	389
Leasehold improvements	3-7	2,178	2,178
Total property and equipment		4,570	4,570
Less: Accumulated depreciation and amortization		(2,589)	(2,086)
Net property and equipment		$1,981	$2,484

Accrued Liabilities.

	As of September 30,	As of December 31,
	2025	2024
	(in thousands)

Accrued research and development services	$5,322	$12,251
Accrued compensation and benefits	4,787	14,712
Short-term lease liability	1,642	1,175
Other	1,869	2,309
Total accrued liabilities	$13,620	$30,447

As of December 31, 2024, $8.5 million of accrued severance is included in accrued compensation and benefits within accrued liabilities on the condensed consolidated balance sheet, all of which was paid prior to September 30, 2025.

Net Income (Loss) Per Share. Net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Potentially dilutive shares associated with warrants, stock options and restricted stock units totaling 5.5 million and 2.4 million for the three and nine months ended September 30, 2025, and totaling 0.3 million and 0.5 million for the three and nine months ended September 30, 2024, were not included in the computation of diluted earnings per share because they are antidilutive due to the Company’s net loss in all periods presented.

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

The Company provided the licensed technology under its patent rights and know-how to develop, manufacture and commercialize LX9851 in March 2025. During the three months and nine months ended September 30, 2025, the Company recognized $13.2 million and $40.7 million as licensing revenue on the condensed consolidated statements of comprehensive income (loss) based on partial completion of the IND-enabling activities. The remaining $4.3 million of the $45 million upfront payment is recorded as deferred revenue on the condensed consolidated balance sheet. The Company will recognize the remaining amount as revenue using the input method over the remaining period the IND-enabling activities are performed.

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

The Company also concluded that the License Agreement is not a collaborative agreement under ASC 808, Collaborative Arrangements, as Novo Nordisk is responsible for all regulatory and commercialization activities for LX9851, as well as conducting any additional clinical trials required to obtain such regulatory approvals.

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
The Oxford Term Loans are available in five tranches, each maturing in March 2029. The first two $25 million tranches totaling $50 million were funded in 2022 and the third $50 million tranche was funded in 2023. Availability of the fourth $25 million tranche expired in April 2025. The fifth $25 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to the expiration of the interest-only period with a current amortization date of May 1, 2027.
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
Interest, Principal Payments, and Carrying Value of Debt. Monthly interest-only payments are due during an initial 60-month period from the original March 2022 borrowing date. The interest-only period will be followed by an amortization period extending through the maturity date. The floating interest rate is currently based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second tranches and 7.00% for the third tranche. As of September 30, 2025, the weighted average interest rate of the Oxford Term Loans was 11.8%.
In April 2025, the Company repaid $45 million (including pro-rata final payment exit fees) to Oxford on a pro-rata basis across each loan tranche pursuant to the terms of the Seventh Amendment. Additional payments of $20.2 million, $30.2 million, and $11.6 million, including debt principal and final exit fee payments (equal to 7% of the remaining amount funded under the Oxford Term Loans), will be due during the fiscal years ended December 31, 2027, December 31, 2028 and December 31, 2029, respectively, with respect to all borrowed loan tranches. As a result of the Seventh Amendment, the current amortization date of May 1, 2027 and the final maturity date of March 1, 2029 are subject to potential acceleration to December 1, 2026 and November 1, 2027, respectively, dependent upon the occurrence of certain future events. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time subject to prepayment fees which have declined to 1 percent on a portion of the outstanding amounts of each loan tranche.
As of September 30, 2025, the Company reflected the carrying value of the Oxford Term Loans of $56.5 million in long-term debt on the condensed consolidated balance sheet. The carrying value above reflects an unamortized discount of $5.5 million to the face value of long-term debt related to debt issuance costs, the final payment exit fee, and the warrant fair value described below, which are being amortized into interest and other expense.
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
Restrictive Provisions/Covenants. Among other restrictive provisions and covenants, the loan and security agreement includes a financial covenant which requires us to maintain a minimum balance of unrestricted cash, cash equivalents. short-term investments, and restricted cash, inclusive of a required minimum amount of $29 million to be maintained in a blocked account, in an amount equal to not less than the greater of (a) fifty percent (50%) of the outstanding principal amount of the

Oxford Term Loans and (b) the required minimum amount of $29 million. As of September 30, 2025, the Company reflected the $29 million minimum cash in the blocked account as restricted cash on the condensed consolidated balance sheet.
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
The Company was in compliance with its debt covenants as of September 30, 2025.
7.            Commitments and Contingencies

Operating Lease Obligations.  Operating lease right-of-use assets and associated lease liabilities are recorded in the condensed consolidated balance sheet at the lease commencement date based on the present value of future lease payments to be made over the expected lease term. As the implicit rate is not determinable in its leases, Lexicon uses its incremental borrowing rate based on the information available at the commencement date to determine the present value of lease payments. Lexicon does not apply this accounting to those leases with terms of twelve months or less.

Lexicon’s operating leases include leases of office space in The Woodlands, Texas and Bridgewater, New Jersey that will expire in January 2031 and January 2034, respectively. In September 2025, we entered into a new lease for 25,000 square feet of office space in The Woodlands, Texas. The term of this office lease extends through January 2031 and provides for escalating annual office rent and other fixed payments starting at approximately $0.8 million and increasing to approximately $0.9 million in the final year of the lease for total undiscounted cash payments of $4.5 million. In September 2025, the Company recorded a right-of use asset and right-of-use liability of approximately $3.2 million related to this new office lease based on the present value of future lease payments to be made over the expected lease term using a discount rate of approximately 11.9%.

As of September 30, 2025 and December 31, 2024, total right-of-use assets for the office space leases of $7.5 million and $4.8 million, respectively, are separately included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current liabilities relating to the leases are included in accrued liabilities in the condensed consolidated balance sheet (as further described in Note 4, Supplemental Financial Information) and long-term operating lease liabilities of approximately $6.8 million and $4.6 million, respectively, as of September 30, 2025 and December 31, 2024 are included in other long-term liabilities in the condensed consolidated balance sheet.

During each of the three and nine months ended September 30, 2025 and 2024, the Company incurred lease expense of $0.4 million and $1.3 million, respectively. During each of the nine months ended September 30, 2025 and 2024, the Company made cash payments for lease liabilities of $1.0 million. As of September 30, 2025 and December 31, 2024, the weighted-average remaining lease terms were 7.2 and 8.6 years, respectively, with weighted-average discount rates of 10.6% for each year.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at September 30, 2025:

(in thousands)
2025	$424
2026	1,649
2027	1,683
2028	1,718
2029	1,753
Thereafter	4,842
Total undiscounted operating lease liability	12,069
Less: amount of lease payments representing interest	(3,632)
Present value of future lease payments	8,437
Less: short-term operating lease liability	(1,642)
Long-term operating lease liability	$6,795

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

8.     Equity Incentive Awards

Stock-Based Compensation.  The Company has stockholder-approved equity incentive plans that permit the grant of stock options, restricted stock units, and other stock-based awards to employees, directors, and consultants of the Company. Compensation expense related to stock options and restricted stock units (“RSUs”) is determined based on the fair value of the award on the date of the grant and is recognized on a straight-line basis over the vesting period in which an employee is required to provide service. Compensation expense for the three months ended September 30, 2025 and 2024 of $3.4 million and $2.8 million, respectively, and for the nine months ended September 30, 2025 and 2024 of $9.7 million and $12.0 million, respectively, is recorded separately in research and development expense and selling, general, and administrative expense as noted on the Company’s condensed consolidated statements of comprehensive income (loss).

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for stock options granted in the nine months ended September 30, 2025 and 2024:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
Nine Months Ended September 30, 2025
Employees	105%	3.9%	4	—%
Officers and non-employee directors	115%	4.3%	6	—%
Nine Months Ended September 30, 2024
Employees	96%	4.4%	4	—%
Officers and non-employee directors	104%	4.2%	6	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans:

	Stock Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2024	15,389	$3.20
Granted	10,594	0.69
Exercised	—	—
Expired	(310)	6.41
Forfeited	(4,723)	2.86
Outstanding at September 30, 2025	20,950	1.96
Exercisable at September 30, 2025	7,331	$3.63

The following is a summary of restricted stock unit activity under Lexicon’s stock-based compensation plans:

	RSU’s	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2024	6,300	$2.27
Granted	14,323	0.69
Vested	(2,761)	2.35
Forfeited	(2,393)	1.18
Outstanding at September 30, 2025	15,469	$0.96

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

Summary of segment net income (loss), including segment expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenues:
Net product revenue	$1,008	$1,741	$3,592	$4,451
Licensing revenue	13,154	—	40,698	—
Royalties and other revenue	20	9	20	76
Total revenues	14,182	1,750	44,310	4,527
Operating expenses:
Cost of sales	10	71	73	268
Research and development	16,799	24,314	44,535	53,056
Sales and marketing	1,149	27,822	5,057	79,484
General and administrative	4,841	7,067	19,133	20,541
Other segment expense (1) (2)	3,570	6,169	9,643	15,558
Total operating expenses	26,369	65,443	78,441	168,907
Loss from operations	(12,187)	(63,693)	(34,131)	(164,380)
Interest and other expense	(2,155)	(4,562)	(6,308)	(11,721)
Interest income and other	1,573	3,444	5,628	9,464
Net loss	$(12,769)	$(64,811)	$(34,811)	$(166,637)

(1) For the three and nine months ended September 30, 2025 and 2024, other segment expense includes stock compensation of (i) $1.8 million, $1.5 million, $5.0 million, and $4.7 million, respectively, related to research and development personnel and (ii) $1.6 million, $0.8 million, $4.6 million, and $4.7 million, respectively, related to general and administrative personnel. For the three and nine months ended September 30, 2024, other segment expense primarily includes, among other items, stock compensation of $0.6 million and $2.6 million, respectively, related to sales and marketing personnel.

(2) For the three and nine months ended September 30, 2025, other segment expense includes, among other items, severance costs of $0.1 million and $0.2 million, respectively, related to research and development personnel. For the three and nine months ended September 30, 2024, other segment expense includes, among other items, severance costs of (i) $2.5 million and $2.7 million, respectively, related to sales and marketing personnel and (ii) $0.9 million and $0.9 million, respectively, related to general and administrative personnel.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.  We are devoting most of our resources to the research and development of our most advanced drug candidates and the commercialization of our approved drug, INPEFA® (sotagliflozin):

•We are developing pilavapadin (LX9211), an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have completed three Phase 2 clinical trials evaluating the safety and tolerability of pilavapadin and its effects on diabetic peripheral neuropathic pain, or DPNP, and neuropathic pain. We have reported results from our Phase 2b clinical trial of pilavapadin in DPNP, which demonstrated clear evidence of effect at the 10 mg dose, and have received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for development of pilavapadin in that indication. We have also reported positive results from a Phase 2a clinical trial of pilavapadin in DPNP and results from a separate Phase 2a clinical trial of pilavapadin in post-herpetic neuralgia which also demonstrated evidence of effect.

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

•We continue to make INPEFA (sotagliflozin) commercially available in the United States. INPEFA is our orally-delivered small molecule drug approved to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visits in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease, or CKD, and other cardiovascular risk factors.

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

Our ability to secure future revenue-generating agreements will depend upon our ability to address the needs of our potential future collaborators and licensees, and to negotiate agreements that we believe are in our long-term best interests.  We may determine, as we have with sotagliflozin in the United States and Europe, that our interests are better served by retaining rights to our discoveries and advancing our therapeutic programs to a later stage, which could limit our near-term revenues and increase expenses.  Because of these and other factors, our operating results have fluctuated in the past and are likely to do so in the future, and we do not believe that period-to-period comparisons of our operating results are a good indication of our future performance.

Since our inception, we have incurred significant losses and, as of September 30, 2025, we had an accumulated deficit of approximately $2.0 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research and material costs related to our nonclinical efforts and clinical trials, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

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
Results of Operations

Revenues

Revenues were approximately $14.2 million and $1.8 million, respectively, for the three months ended September 30, 2025 and 2024 and $44.3 million and $4.5 million, respectively, for the nine months ended September 30, 2025 and 2024. Revenues for the three months and nine months ended September 30, 2025 included $13.2 million and $40.7 million in licensing revenue recognized from the Novo Nordisk licensing agreement. See Note 5, Collaborations and Strategic Alliances, for further information. Total revenues for each of the periods presented also include product revenues from sales of INPEFA.

Cost of Sales

Cost of sales during the three and nine months ended September 30, 2025 and 2024 were less than $0.3 million in each period and primarily consist of third-party manufacturing costs and freight associated with sales of INPEFA. Prior to receiving regulatory approval of INPEFA in May 2023, we had completed or begun the manufacturing of certain INPEFA raw materials. These raw materials were either received at “zero-cost” to us in conjunction with a terminated agreement in 2019 or recorded as research and development expense. Based on our expectations for future manufacturing costs, we estimate these amounts totaled approximately $39.0 million. We began capitalizing inventory manufactured subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. At September 30, 2025, substantially all of the “zero-cost” INPEFA raw materials remains available to us. However, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future INPEFA sales, use of this inventory to satisfy manufacturing and supply agreements associated with strategic alliances (for further information, see our Annual Report on Form 10-K for the year ended December 31, 2024) or in clinical development or other research activities, production lead times, and/or the ability to utilize inventory prior to its expiration date. Any future sales of INPEFA will utilize this “zero-cost” inventory and will result in a lower average per unit cost of materials during that period. We estimate our cost of goods sold as a percentage of net product revenue will be less than 10% subsequent to the utilization of all of the remaining “zero-cost” inventory.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total research and development expense	$18.8	$25.8	$49.8	$57.8
Dollar decrease	$(7.0)		$(8.0)
Percentage decrease	(27)%		(14)%
Research and development expenses consist primarily of third-party services principally related to preclinical and clinical development activities, salaries and other personnel-related expenses, facility and equipment costs, stock-based compensation expense and other costs, each of which are described below.

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing. Overall, third-party services for the three months ended September 30, 2025 decreased 39% to $11.5 million from $18.7 million, and for the nine months ended September 30, 2025 decreased 22% to $28.3 million from $36.2 million as compared to the corresponding periods in 2024 primarily driven by lower clinical external research expense associated with our current drug candidates.

•Personnel – Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs. Personnel costs for the three months ended September 30, 2025 increased to $4.3 million from $4.2 million, and for the nine months ended September 30, 2025 decreased to $12.5 million from $12.8 million as compared to the corresponding periods in 2024.

•Stock-based compensation – Stock-based compensation expenses for the three months ended September 30, 2025 and 2024 were $1.8 million and $1.5 million and for the nine months ended September 30, 2025 and 2024 were $5.0 million and $4.7 million.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended September 30, 2025 decreased 16% to $1.2 million from $1.4 million, and for the nine months ended September 30, 2025 decreased 3% to $4.0 million from $4.1 million as compared to the corresponding periods in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total selling, general and administrative expense	$7.6	$39.6	$28.6	$110.8
Dollar decrease	$(32.0)		$(82.2)
Percentage decrease	(81)%		(74)%
Selling, general and administrative expenses consist primarily of personnel costs to support of our research and development and commercialization activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment and other costs, each of which are described further below.

•Personnel – Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs. Personnel costs for the three months ended September 30, 2025 decreased 88% to $2.2 million from $19.0 million, and for the nine months ended September 30, 2025 decreased 79% to $10.9 million from $52.6 million as compared to the corresponding periods in 2024, primarily due to lower employee salaries and benefit costs as a result of decreased headcount from our restructuring in late 2024.

•Professional and consulting fees – Professional and consulting fees for the three months ended September 30, 2025 decreased 85% to $2.5 million from $15.9 million, and for the nine months ended September 30, 2025 decreased 78% to $9.0 million from $40.1 million as compared to the corresponding periods in 2024, primarily due to lower marketing costs in conjunction with our restructuring in late 2024.

•Stock-based compensation – Stock-based compensation expenses for the three months ended September 30, 2025 increased 20% to $1.6 million from $1.3 million, and for the nine months ended September 30, 2025 decreased 35% to $4.7 million from $7.2 million as compared to the corresponding periods in 2024, due to decreased headcount from our reduction in the field force in late 2024.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended September 30, 2025 decreased 62% to $1.3 million from $3.4 million, and for the nine months ended September 30, 2025 decreased 62% to $4.0 million from $10.9 million as compared to the corresponding periods in 2024. The decrease was primarily due to lower travel as a result of our restructuring in late 2024.

Interest and Other Expense
Interest and Other Expense. Interest on the outstanding debt principal, amortization/accretion of debt issuance cost and discount and other related items are included in interest and other expense. Interest and other expense was $2.2 million and $4.6 million, respectively, during the three months ended September 30, 2025 and 2024, and $6.3 million and $11.7 million during the nine months ended September 30, 2025 and 2024 reflecting the repayment of $45 million to Oxford, our lenders, in April 2025.

Interest Income and Other
Interest Income and Other. Interest earned on cash, cash equivalents and short-term investments is included in interest income and other. Interest income and other decreased to $1.6 million from $3.4 million during the three months ended September 30, 2025 and decreased to $5.6 million from $9.5 million during the nine months ended September 30, 2025 from the corresponding period in 2024.

Net Loss and Net Loss per Common Share
Net loss and Net loss per Common Share. Net loss was $12.8 million, or $0.04 per diluted share, in the three months ended September 30, 2025 as compared to a net loss of $64.8 million, or $0.18 net loss per share, in the corresponding period in 2024. Net loss was $34.8 million, or $0.10 net loss per share in the nine months ended September 30, 2025, as compared to a net loss of $166.6 million, or $0.54 net loss per share in the corresponding period in 2024.

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
As of September 30, 2025 and December 31, 2024, we had $145.0 million and $238.0 million in cash, cash equivalents, restricted cash and short-term investments, respectively. We used cash of $50.6 million from operations in the nine months ended September 30, 2025, primarily reflective of the net loss for the period of $34.8 million (which included total non-cash stock-based compensation expense of $9.7 million) and working capital changes. Investing activities provided cash of $108.2 million in the nine months ended September 30, 2025, primarily due to net maturities of investments. Financing activities used cash of $45.6 million, primarily from repayment of debt borrowings.

We have entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of our common stock having an aggregate sales price of up to $75 million from time to time through Jefferies as sales agent. As of September 30, 2025, the full amount is still available for issuance under the agreement.
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
In April 2025, we repaid $45 million (including pro-rata final payment exit fees) to Oxford on a pro-rata basis across each loan tranche pursuant to the terms of the Seventh Amendment. Additional payments of $20.2 million, $30.2 million, and $11.6 million, including debt principal and final exit fee payments (equal to 7% of the remaining amount funded under the Oxford Term Loans), will be due during the fiscal years ended December 31, 2027, December 31, 2028 and December 31, 2029, respectively, with respect to all borrowed loan tranches as of September 30, 2025. As a result of the Seventh Amendment, the current amortization date of May 1, 2027 and the final maturity date of March 1, 2029 are subject to potential acceleration to December 1, 2026 and November 1, 2027, respectively, dependent upon the occurrence of certain future events. Additionally, Lexicon may prepay the Oxford Term Loans in whole at its option at any time subject to prepayment fees which have declined to 1 percent on a portion of the outstanding amounts of each loan tranche.
Among other items, the loan and security agreement includes a financial covenant which requires us to maintain a minimum balance of unrestricted cash, cash equivalents. short-term investments, and restricted cash, inclusive of a required minimum amount of $29 million to be maintained in a blocked account, in an amount equal to not less than the greater of (a) fifty percent (50%) of the outstanding principal amount of the Oxford Term Loans and (b) the required minimum amount of $29 million. As of September 30, 2025, the Company maintained $29 million in the blocked account.
As of September 30, 2025, the Company was in compliance with its debt covenants.
Collaborations and Strategic Alliances.
In March 2025, we entered into an exclusive license agreement with Novo Nordisk A/S for the worldwide development, manufacture and commercialization of LX9851, our preclinical drug candidate for obesity and associated cardiometabolic disorders, pursuant to which we received an upfront payment of $45 million. For additional information on our exclusive license agreement with Novo Nordisk, refer to Note 5, Collaborations and Strategic Alliances.

In October 2024, we entered into an exclusive license agreement with Viatris for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe pursuant to which we received an upfront payment of $25 million. For additional information on our exclusive license agreement with Viatris, please refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We had approximately $145.0 million in cash and cash equivalents, restricted cash and short-term investments as of September 30, 2025. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Lexicon Pharmaceuticals, Inc.

Date:	November 6, 2025	By:	/s/ Michael S. Exton
Michael S. Exton, Ph.D.
Chief Executive Officer

Date:	November 6, 2025	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer