Form 10-K
period 2025-12-31
LEXICON PHARMACEUTICALS, INC.
filed 2026-03-05
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the Fiscal Year Ended	December 31, 2025
 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________
Commission File Number:  000-30111
Lexicon Pharmaceuticals, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	76-0474169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2445 Technology Forest Blvd., 11th Floor
The Woodlands,	TX	77381	(281)	863-3000
(Address of Principal Executive Offices and Zip Code)			(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	LXRX	Nasdaq Capital Market

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last day of the registrant’s most recently completed second quarter was approximately $170.0 million, based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2025 of $0.95 per share.  For purposes of the preceding sentence only, our directors, executive officers and controlling stockholders are assumed to be affiliates.  As of March 4, 2026, 423,680,611 shares of common stock were outstanding.

Documents Incorporated by Reference
Certain sections of the registrant’s definitive proxy statement relating to the registrant’s 2026 annual meeting of stockholders, which proxy statement will be filed under the Securities Exchange Act of 1934 within 120 days of the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this annual report on Form 10-K.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives. We are devoting most of our resources to the research and development of our most advanced drug candidates and the commercialization of our approved drug, INPEFA® (sotagliflozin):

•We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for hypertrophic cardiomyopathy, or HCM, and are conducting the SONATA-HCM pivotal Phase 3 clinical trial of sotagliflozin in that indication.

•We are separately pursuing regulatory approval of ZYNQUISTA® (sotagliflozin) as a treatment for type 1 diabetes. The U.S. Food and Drug Administration, or FDA, issued complete response letters regarding our New Drug Application, or NDA, for ZYNQUISTA in type 1 diabetes in March 2019 and December 2024. At our request, the FDA has issued a public Notice of Opportunity for Hearing, or NOOH, on whether there are grounds for denying approval of our NDA and those proceedings are ongoing.

The FDA has separately provided feedback that a third-party-funded, investigator-initiated study of sotagliflozin appears to be of adequate design and employs sufficient data collection methods to provide viable evidence of the incidence of diabetic ketoacidosis, or DKA, with adequate safety data, prior to its completion, to support review of a resubmission of the NDA. We are preparing to potentially resubmit the NDA for ZYNQUISTA in type 1 diabetes if supported by patient exposure and safety data from such study.

•We are developing pilavapadin, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have completed two Phase 2 clinical trials evaluating the safety and tolerability of pilavapadin and its effects on diabetic peripheral neuropathic pain, or DPNP. We have reported results from our PROGRESS Phase 2b clinical trial of pilavapadin in DPNP, which demonstrated clear evidence of effect at the 10 mg dose, and positive results from our RELIEF-DPN-1 Phase 2a clinical trial of pilavapadin in DPNP. We have received Fast Track designation from the FDA for development of pilavapadin in that indication and are currently advancing third party collaboration discussions for its further development and commercialization.

•We have developed LX9851, an orally-delivered small molecule drug candidate, as a treatment for obesity and associated cardiometabolic disorders. We have granted Novo Nordisk an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize LX9851 and have completed preclinical development of LX9851 in preparation for the filing of an investigational new drug application, or IND, with the FDA and commencement of clinical development by Novo Nordisk.

•We continue to make INPEFA (sotagliflozin) commercially available in the United States. INPEFA is approved to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visits in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease, or CKD, and other cardiovascular risk factors.

•We are conducting preclinical research and development of compounds from a number of additional drug programs originating from our internal drug discovery efforts.

Sotagliflozin, LX9851 and compounds from a number of additional drug programs originated from our own internal drug discovery efforts and pilavapadin originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb. Our efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

We were incorporated in Delaware in July 1995, commenced operations in September 1995 and were listed on The Nasdaq Capital Market in April 2000. Our corporate headquarters are located at 2445 Technology Forest Blvd., 11th Floor, The Woodlands, Texas 77381, and our telephone number is (281) 863-3000.

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

Drugs and Drug Candidates

We are devoting most of our resources to the research and development of sotagliflozin, pilavapadin, LX9851 and the commercialization of INPEFA. We have also advanced a number of additional compounds into various stages of preclinical research and development.

Sotagliflozin

Sotagliflozin is an orally-delivered small molecule compound that we are developing for HCM and type 1 diabetes and commercializing for heart failure. Our scientists identified the targets of sotagliflozin, sodium-glucose cotransporter type 1, or SGLT1, and sodium-glucose cotransporter type 2, or SGLT2, in our target discovery efforts based on their discovery that mice lacking SGLT1, SGLT2 or both exhibited favorable phenotypes across multiple measures of metabolism and glucose control in preclinical models. Preclinical studies of sotagliflozin demonstrated that compounds inhibiting both targets had a favorable preclinical profile relative to compounds selective for SGLT2.

We use “sotagliflozin” when referring to our development for HCM, “ZYNQUISTA” when referring to our development for type 1 diabetes and “INPEFA” when referring to our FDA-approved drug.

Hypertrophic Cardiomyopathy

We are conducting a Phase 3 clinical trial, SONATA-HCM, evaluating the efficacy and safety of sotagliflozin and its effects on HCM. The trial is expected to enroll approximately 500 patients experiencing obstructive or non-obstructive HCM in a randomized, double-blind, placebo-controlled study of a 400mg once daily dose of sotagliflozin over a 26-week treatment period. Doses for patients not tolerating treatment may be reduced to 200mg beginning at week 4. The primary efficacy endpoint under evaluation will be change from baseline in the patient-reported Kansas City Cardiomyopathy Questionnaire, or KCCQ, clinical summary score at 26 weeks, with secondary endpoints including change in KCCQ total symptom score and New York Heart Association class improvement at 26 weeks.

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

The FDA has separately provided feedback that STENO1, a third-party-funded, investigator-initiated study of sotagliflozin being conducted by the STENO Diabetes Centers in Denmark, appears to be of adequate design and employs sufficient data collection methods to provide viable evidence of the incidence of DKA, with adequate safety data, prior to its completion, to support review of a resubmission of the NDA. We are preparing to potentially resubmit the NDA for ZYNQUISTA as an adjunct to insulin for glycemic control in adults with type 1 diabetes if the patient exposure and safety data requirements identified by the FDA for STENO1 are achieved.

Heart Failure

We commercially launched INPEFA, a once-daily oral tablet, following regulatory approval in the United States in May 2023 to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visit in adults with heart failure or type 2 diabetes, CKD, and other cardiovascular risk factors.

We continue to manufacture and make INPEFA available to patients and prescribers. We maintain a small virtual contract sales force for INPEFA. Our internal medical affairs function maintains responsibility for responding to external clinical-related inquiries regarding the appropriate use of INPEFA with regularly updated and well-substantiated scientific and medical information. We principally sell INPEFA to a limited number of major wholesalers, as well as selected regional wholesalers, most of whom in turn resell INPEFA to retail pharmacies, hospitals, government agencies and other institutions for subsequent resale and dispensing to patients and healthcare providers. We also utilize a mail order pharmacy to dispense INPEFA.

Pilavapadin (LX9211)

Pilavapadin is an orally-delivered small molecule compound that we are developing as a treatment for neuropathic pain. We have received Fast Track designation from the FDA for development of pilavapadin in DPNP. Our scientists identified the target of pilavapadin, adapter-associated kinase 1, or AAK1, in our target discovery efforts based on their discovery that mice lacking the AAK1 gene exhibited increased resistance to induced neuropathic pain in preclinical models. Pilavapadin and another development candidate were discovered by scientists working within our drug discovery alliance with Bristol-Myers Squibb from which we hold exclusive development and commercialization rights. Preclinical studies of pilavapadin demonstrated central nervous system penetration and reduction in pain behavior in models of neuropathic pain without affecting opiate pathways.

We have completed three Phase 2 clinical trials evaluating the safety and tolerability of pilavapadin and its effects on neuropathic pain.

Our PROGRESS Phase 2b clinical trial enrolled 496 patients with type 1 or type 2 diabetes and experiencing moderate to severe DPNP in a randomized, double-blind, placebo-controlled study evaluating three treatment groups receiving once daily pilavapadin doses of 10mg, 20mg or 20mg for seven days followed by 10mg thereafter. The effects of pilavapadin were assessed over a 16-week evaluation period, which included a screening period of two weeks and a blinded evaluation period of 14 weeks. The primary efficacy endpoint under evaluation in the study was the change in an average daily pain score, or ADPS, from baseline to Week 8 as compared to placebo, with secondary endpoints including change in burning pain and change in pain interference on sleep from baseline to week 8. Certain patient-reported outcome measures were also assessed. Data from the study showed a reduction in ADPS from baseline to week 8 with the 10 mg, 20 mg/10 mg and 20 mg dose arms achieving LS mean reductions of 1.74, 1.70 and 1.37 respectively, compared to 1.31 in the placebo arm. The study’s statistical analysis plan was designed to detect a dose-response signal based on a prespecified model that assumed separation of all treatment arms from placebo when measuring the primary endpoint. As a result of the lack of separation in ADPS reduction between the 20 mg dose arm and placebo, the study results did not reach statistical significance on the primary endpoint (p=0.11). However, the 10 mg dose arm demonstrated clear evidence of effect by achieving early and clinically meaningful separation from placebo on ADPS that was maintained throughout the study duration and post hoc analyses of the primary efficacy endpoint, excluding the the 20 mg treatment group, were nominally significant (p<0.05). Adverse events were more frequent in the pilavapadin treatment arms, but were significantly improved from the RELIEF-DPN-1 study across all doses. Nearly all adverse events were reported as mild or moderate. Adverse events were most prominent at the 20 mg dose and pilavapadin was generally well-tolerated at the 10 mg dose. Dizziness, nausea and constipation were the most commonly reported adverse events. and the most frequently associated with patient discontinuations from the study, which occurred most predominantly in the 20 mg dose. Two drug-related serious adverse events, toxic encephalopathy and urinary tract infection, and no drug-related deaths were reported in the study.

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

The FDA has raised no objections to the advancement of pilavapadin into Phase 3 development for DPNP and we are currently advancing third party collaboration discussions for its further development and commercialization.

LX9851

We have developed LX9851, an orally-delivered small molecule drug candidate, for the treatment of obesity and associated cardiometabolic disorders. We have granted Novo Nordisk an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize LX9851 and have completed IND-enabling studies of the compound and its associated back-up molecules in preparation for the filing of an IND with the FDA and commencement of clinical development by Novo Nordisk. Our scientists identified the target of LX9851, acyl-CoA synthetase long-chain family member 5, or ACSL5, in our target discovery efforts based on their discovery that mice lacking such target exhibited favorable phenotypes across multiple measures of metabolic syndrome in preclinical models, including resistance to diet-induced obesity and improved body composition.

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

Novo Nordisk

We entered into an exclusive license agreement with Novo Nordisk A/S in March 2025 under which we granted Novo
Nordisk an exclusive, worldwide, royalty-bearing right and license to develop, manufacture and commercialize LX9851. We have received a $45 million upfront payment and a $10 million milestone payment under the agreement and are eligible to receive up to an aggregate of $475 million upon the achievement of additional specified regulatory and commercial launch milestones, up to an aggregate of $475 million upon achievement of specified sales milestones and tiered, escalating royalties ranging from single-digit to low-double-digit percentages of annual net sales of LX9851.

Novo Nordisk is responsible for all regulatory, development and commercialization activities for LX9851. We are responsible for providing clinical supply of LX9851 to Novo Nordisk at an agreed upon transfer price for a specified time period, following which Novo Nordisk will be responsible for all manufacturing and supply activities for LX9851.

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

Viatris is responsible for all regulatory and commercialization activities for sotagliflozin in the licensed territory as well as conducting any additional clinical trials required to obtain such regulatory approvals. Viatris obtained regulatory approval for the marketing and sale of sotagliflozin for heart failure in the United Arab Emirates (UAE) and has submitted applications for the regulatory approval of sotagliflozin for heart failure in several other countries in the licensed territory, including Canada, Australia and New Zealand. We and Viatris have entered into a manufacturing and supply agreement pursuant to which we supply Viatris’ development and commercial requirements of sotagliflozin and Viatris pays an agreed upon transfer price for such supply.

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

Manufacturing and Product Supply

We do not own or operate manufacturing or distribution facilities or resources for commercial production and distribution of INPEFA or clinical production and distribution of sotagliflozin, pilavapadin, LX9851 or our other drug candidates. Instead, we have multiple contractual agreements in place with third-party contract manufacturing organizations, or CMOs, who, on our behalf, manufacture commercial supplies of INPEFA and clinical supplies of our drug candidates, and will continue to do so for the foreseeable future. We have selected well-established and reputable global CMOs for our active pharmaceutical ingredient, or API, and drug product manufacturing that have good regulatory standing, large manufacturing capacities, and multiple manufacturing sites within their business footprint. We employ highly skilled personnel with both technical and manufacturing experience to diligently manage the activities at our CMOs. Our quality department audits these suppliers on a periodic basis. Our commercial suppliers are subject to routine inspection by regulatory agencies. We work closely with our third-party manufacturers to ensure compliance with current good manufacturing practices, or cGMP, and other stringent regulatory requirements enforced by the FDA and foreign regulatory agencies in other territories, as applicable.

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

We expect that our principal competition for sotagliflozin in the treatment of hypertrophic cardiomyopathy would include generic beta blockers, selective SGLT2 inhibitors prescribed off-label and calcium channel blockers and cardiac myosin inhibitors, such as mavacamten marketed by Bristol Myers Squibb and aficamten marketed by Cytokinetics.
We expect that our principal competition for ZYNQUISTA in the treatment of type 1 diabetes would include established insulin therapies, and potentially, to some extent, selective SGLT2 inhibitors currently being prescribed off-label. Such selective SGLT2 inhibitors include dapagliflozin and empagliflozin, currently marketed for the treatment of type 2 diabetes by AstraZeneca and through an alliance between Boehringer Ingelheim and Eli Lilly, respectively.
We expect that our principal competition for pilavapadin for the treatment of DPNP would include duloxetine and pregabalin, which are currently marketed for the treatment of DPNP by Eli Lilly and Pfizer, respectively, and are also available as generics. We may also experience competition from suzetrigine, which is currently being marketed for the treatment of moderate to severe acute pain in adults by Vertex. We also expect that we would experience competition from gabapentin, which is available as a generic and is frequently prescribed off-label for the treatment of DPNP.
We expect that our and Novo Nordisk’s principal competition for LX9851 would include drugs approved for weight loss, including GLP-1 analogs and similar drugs.

 Our principal competition for INPEFA for the treatment of heart failure includes dapagliflozin and empagliflozin, currently marketed for the treatment of heart failure by AstraZeneca and through an alliance between Boehringer Ingelheim and Eli Lilly, respectively. Such competition also includes, to some extent, other classes of drugs used in the treatment of heart failure, such as the combination drug sacubitril/valsartan, currently marketed for the treatment of heart failure by Novartis, vericiguat, currently marketed for the treatment of heart failure by Merck, and older generic medications such as beta-blockers and diuretics.
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

•submission of an NDA for approval of commercial marketing and sale, or of an NDA supplement, or sNDA, for approval of a new indication if the product is already approved for another indication;
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

Patents and Proprietary Rights

We can protect our proprietary rights from unauthorized use by third parties only to the extent that those rights are claimed by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, patents and other proprietary rights are an essential element of our business.  We own or exclusively license patents and patent applications throughout the world that claim our drugs and drug candidates, including:

•issued patents and pending patent applications in Europe, the United States, and other countries including Australia, Argentina, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that claim sotagliflozin, crystalline forms of sotagliflozin, pharmaceutical compositions comprising sotagliflozin, and methods of its manufacture and use;

•issued patents and pending patent applications in Europe, the United States, and other countries including Australia, Brazil, Canada, China, Europe, India, Israel, Japan, Mexico, New Zealand, South Africa, and South Korea, that claim pilavapadin, crystalline forms of pilavapadin, pharmaceutical compositions comprising pilavapadin, and methods of its manufacture and use; and

•pending international Patent Cooperation Treaty (PCT) patent applications that claim LX9851, pharmaceutical compositions comprising LX9851, and methods of its manufacture and use;

The normal life of a patent depends primarily on when it was filed. Patents granted in PCT member states typically expire 20 years after their earliest filing date. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. We have filed patent applications and hold issued patents covering each of our drugs and drug candidates. The earliest normal expiration date of our United States patents that claim sotagliflozin is 2028, but the FDA granted a five-year extension to the term of the patent claiming the composition of matter of sotagliflozin, moving its expiration date to 2033. None of our United States patents that claim pilavapadin has a normal expiration date earlier than 2035. The earliest normal expiration date for any patent that issues from our applications claiming LX9851 is 2045.

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

Executive Officers

Our executive officers and their ages and positions are listed below.

Name	Age	Position with the Company
Michael S. Exton, Ph.D.	56	Chief Executive Officer and Director
Scott M. Coiante	59	Senior Vice President and Chief Financial Officer
Brian T. Crum	53	Senior Vice President and General Counsel
Lisa M. DeFrancesco	47	Senior Vice President, Investor Relations and Corporate Communications
Suma Gopinathan, M.S., Ph.D.	53	Senior Vice President, Discovery
Craig B. Granowitz, M.D., Ph.D.	61	Senior Vice President and Chief Medical Officer
Rachel Y. Martens	42	Senior Vice President, Partnerships and Corporate Strategy
Wendy E. McDermott	55	Senior Vice President, Human Resources

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
Suma Gopinathan, M.S., Ph.D. has been our senior vice president, discovery since August 2025 and previously served in a series of scientific leadership positions since joining our company in 2002. Dr. Gopinathan has also served as a consultant to multiple biotechnology and pharmaceutical companies in various preclinical and clinical development areas, including pharmacology, pharmacokinetics and formulation development. Dr. Gopinathan received her B.Pharm. from Bangalore University, her M.Pharm. from Kakatiya University and her Ph.D. from the University of Houston.
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
Rachel Y. Martens has been our senior vice president, partnerships and corporate strategy since February 2026 and previously served in a series of business development and corporate strategy leadership positions since joining our company in

September 2024. Ms. Martens previously served as executive vice president, commercial solutions and corporate strategy for One Drop from 2019 to September 2024. Prior to joining One Drop, Ms. Martens held various commercialization leadership roles during nine years at Sanofi and served for four years as an investment banking analyst at BMO Capital Markets. Ms. Martens received her B.A. from Brown University and her M.B.A. from Columbia Business School.
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
Significant Shareholders

We have valuable relationships with Invus, L.P. and its affiliates, which we collectively refer to as Invus. Invus currently owns approximately 48.3% of the outstanding shares of our common stock. An affiliate of Invus, L.P. also owns shares of our Series B Convertible Preferred Stock, which are automatically convertible into shares of our common stock upon the satisfaction of certain conditions. Following such conversion, Invus will own approximately 50.6% of the outstanding shares of our common stock.

Human Capital Resources

As of March 2, 2026, we employed 81 persons, of whom 15 hold M.D. or Ph.D. degrees and another 22 hold other advanced degrees.  All of our employees are located in the United States. None of our employees are represented by a labor union and we believe that our relationship with our employees is good. Historically, we have had a relatively low turnover of employees.

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

Research and Development Expenses

In 2025, 2024 and 2023, respectively, we incurred expenses of $61.1 million, $84.5 million and $58.9 million in company-sponsored as well as collaborative research and development activities, including $6.3 million, $5.8 million and $5.1 million of stock-based compensation expense in 2025, 2024 and 2023, respectively.

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

•We do not have sufficient capital to support Phase 3 development of pilavapadin in DPNP or in neuropathic pain broadly. If we are unable to establish a strategic collaboration or other arrangement for that purpose, our capital needs will be substantially higher and we may be unable to obtain financing sufficient to fund Phase 3 development of pilavapadin on acceptable terms, or at all, and may be required to forego or reduce the scope of any such Phase 3 development program.

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

We are developing sotagliflozin for HCM and pilavapadin for neuropathic pain and are conducting research and development of compounds from a number of additional drug programs. We cannot offer any assurances or predict with any certainty that our ongoing research and development efforts, including our SONATA-HCM Phase 3 clinical trial of sotagliflozin in HCM, will be successfully completed, generate positive data or demonstrate competitive clinical or commercial profiles, in any case on our expected timelines. We also cannot offer any assurances or predict with any certainty that STENO1, a third party-funded investigator initiated study that may support the resubmission of our NDA for sotagliflozin in type 1 diabetes, will provide viable evidence of the incidence of DKA, with adequate patient exposure and safety data to support such resubmission. Should any ongoing research and development efforts fail to generate positive results, or if any such efforts are not completed on our expected timelines, the likelihood of gaining regulatory approval for the impacted drug program would be reduced, our opportunity to establish a strategic collaboration or other arrangement for the further research, development and commercialization of the impacted drug program would be negatively affected, our business and financial condition could be materially harmed and we may be more heavily dependent on the success of our other drug programs.

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

Our drug candidates, as well as the activities associated with their research, development and commercialization, are subject to extensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.  Failure to obtain regulatory approval for any drug candidate would prevent us from commercializing that drug candidate.  For example, the FDA has previously issued two complete response letters regarding our NDA for sotagliflozin in type 1 diabetes, and we cannot offer any assurances or predict with any certainty that the clinical results from STENO1 will support our planned resubmission of such NDA or that the FDA will approve sotagliflozin for the treatment of type 1 diabetes even if such NDA is resubmitted.

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
In order to successfully commercialize any product that we or our collaborators may develop, we or they must establish or maintain an effective commercialization infrastructure supporting such product, including sales force, marketing organization and distribution capabilities. We no longer maintain a significant commercial infrastructure following our restructuring and reduction of commercial operations for INPEFA and would need to largely reestablish sales capabilities in order to effectively commercialize any future products. Factors that may hinder efforts to effectively reestablish, manage and maintain such infrastructure for products that we or our collaborators may develop include:
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

Changes in government trade policies, including tariffs, sanctions and trade barriers could disrupt our supply chain or increase the costs of our clinical and commercial supply, negatively impacting our ability to conduct our clinical and commercial operations, price our commercial product competitively and conduct clinical development in a cost effective manner.

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
As of December 31, 2025 and 2024, we had $125.2 million and $238.0 million in cash, cash equivalents, restricted cash and short-term investments. We anticipate that our existing capital resources and revenues will enable us to fund our currently planned operations for at least the next 12 months from the date of this report. However, we caution you that we may generate less cash and revenues or incur expenses more rapidly than we currently anticipate. Our currently planned operations for the next twelve months include the continued research and development of sotagliflozin, pilavapadin, and our other drug candidates and the continued commercialization of INPEFA for the treatment of heart failure.

Although difficult to accurately predict, the amount of our future capital requirements will be substantial and will depend on many factors, including:
•the timing, progress and results of our and our collaborators’ research and development efforts for sotagliflozin, pilavapadin, LX9851 and our other drug candidates and our ability to obtain necessary regulatory approvals based on clinical trials of those drug candidates;

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

We do not have sufficient capital to support Phase 3 development of pilavapadin in DPNP or in neuropathic pain broadly. If we are unable to establish a strategic collaboration or other arrangement for that purpose, our capital needs will be substantially higher and we may be unable to obtain financing sufficient to fund Phase 3 development of pilavapadin on acceptable terms, or at all, and may be required to forego or reduce the scope of any such Phase 3 development program.

Our existing resources are insufficient to support Phase 3 development of pilavapadin in DPNP or in neuropathic pain broadly. Although we seek to collaborate with another pharmaceutical or biotechnology company or strategic partner under terms which would enable reliance on their resources, in whole or in part, and provide additional funding for such Phase 3 development program, we may be unable to successfully enter into any such collaboration or other arrangement on reasonable terms, or at all. In such event, our capital needs will be substantially higher and we will be reliant on obtaining financing in support of any such Phase 3 development program from alternative sources. We cannot be certain that such financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to secure such financing, we may be required to forego or reduce the scope of any such Phase 3 development program.

We have a history of net losses, and we expect to continue to incur net losses and may not achieve or maintain profitability.

We have incurred aggregate net losses since our inception, including an aggregate net loss of approximately $427.9 million for the three-year period ended December 31, 2025.  As of December 31, 2025, we had an accumulated deficit of approximately $2.0 billion.  Because of the numerous risks and uncertainties associated with successfully developing and commercializing drug products, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all.  The size of our net losses will depend, in part, on the rate of decline or growth in our revenues and on the amount of our expenses. We expect to continue to incur significant expenses over the next several years including the continued research and development of sotagliflozin, pilavapadin, and our other drug candidates.

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

We have spent and expect to continue spending significant amounts to fund our continued research and development of sotagliflozin, pilavapadin, and our other drug candidates. As a result, we will need to generate substantial additional revenues to achieve profitability in future periods.  Even if we do achieve profitability in future periods, we may not be able to sustain or increase such profitability on a quarterly or annual basis.

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

As of December 31, 2025, we have incurred approximately $54.0 million of indebtedness. Although the affirmative and restrictive covenants and the pledge of substantially all of our assets as collateral under the Oxford Term Loans restrict our ability to obtain additional debt financing, we could in the future incur additional indebtedness beyond such amount. Our substantial debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

Our obligations under the Oxford Term Loans are secured by a first lien security interest in substantially all of our assets. In addition, the Oxford Term Loans require that we comply with certain affirmative and restrictive covenants, including financial covenants relating to minimum cash balance requirements and additional covenants restricting dispositions, fundamental changes in our business, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt, any of which could restrict our business and operations, particularly our ability to respond to changes in our business or to take specified actions to take advantage of certain business opportunities that may be presented to us. Our failure to comply with any of these covenants could result in a default under the Oxford Term

Loans, which could permit the lenders to declare all or part of any outstanding borrowings to be immediately due and payable. If we are unable to repay those amounts, the lenders could enforce the security interest granted to them to secure that debt, which would seriously harm our business.

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

We have derived a substantial majority of our revenues to date from collaborative arrangements with other pharmaceutical and biotechnology companies for the research, development and commercialization of our drug candidates and other research and development collaborations and technology licenses. For example, we have entered into exclusive license agreements with Viatris for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe and with Novo Nordisk for the worldwide development, manufacture and commercialization of LX9851. Future revenues from our existing and future collaborations depend upon the achievement of milestones and payment of royalties we earn from any future products developed under those arrangements.  If our relationship terminates with any collaborator, our reputation in the business and scientific community may suffer and revenues will be negatively impacted to the extent such losses are not offset by additional collaborations or strategic alliances.  If milestones are not achieved or our collaborators are unable to successfully develop and commercialize products from which milestones and royalties are payable, we will not earn the revenues contemplated by those arrangements.

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

In the past we have experienced substantial growth in the number of our employees and in the scope of our operations. If we experience it again, it will likely place significant demands on our management, operational and financial resources, and our current and planned personnel, systems, procedures and controls may not be adequate to support our growth. To effectively manage our growth, we must continue to improve existing, and implement new, operational and financial systems, procedures and controls and must expand, train and manage our growing employee base, and there can be no assurance that we will effectively manage our growth without experiencing operating inefficiencies or control deficiencies. If we are unable to manage our growth effectively, or are unsuccessful in recruiting or retaining qualified personnel when advisable, our business, financial condition, results of operations and prospects may be adversely affected.

The loss of key personnel or the inability to attract and retain additional personnel could impair our ability to operate and expand our operations.

We are highly dependent upon the principal members of our management, as well as medical and clinical staff, the loss of whose services might adversely impact the achievement of our objectives.  Retaining and, where advisable, recruiting qualified personnel will be critical to the advancement of our research and development efforts for sotagliflozin, pilavapadin and our other drug candidates.  Competition is intense for experienced personnel, and we may be unable to retain or recruit such personnel with the expertise or experience necessary to allow us to successfully develop and commercialize our products.  Further, all of our employees are employed “at will” and, therefore, may leave our employment at any time.

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

Invus, L.P. and its affiliates, which we collectively refer to as Invus, currently own approximately 48.3% of the outstanding shares of our common stock. An affiliate of Invus, L.P. also owns shares of our Series B Convertible Preferred Stock, which are automatically convertible into shares of our common stock upon the satisfaction of certain conditions. Following such conversion, Invus will own approximately 50.6% of the outstanding shares of our common stock. Invus is thereby able to exert substantial control over the election and removal of our directors and determination of our corporate and management policies, including potential mergers or acquisitions, asset sales, the amendment of our articles of incorporation or bylaws and other significant corporate transactions. This concentration of ownership may delay or deter possible changes in control of our company, which may reduce the value of an investment in our common stock. The interests of Invus and its affiliates may not be aligned with the interests of other holders of our common stock.

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

The trading price of our common stock has been highly volatile, and we believe the trading price of our common stock will remain highly volatile and may fluctuate substantially due to factors such as the following, many of which we cannot control:

•actions taken by regulatory agencies with respect to sotagliflozin, pilavapadin, LX9851, and our other drug candidates;

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

If we are unable to meet Nasdaq continued listing requirements in the future, including minimum trading price, Nasdaq may take action to delist our common stock.

Our common stock trades on The Nasdaq Capital Market, which has qualitative and quantitative listing criteria, including a requirement to maintain a minimum bid price of $1 per share. If we are unable to meet such continued listing requirements, including minimum bid price, Nasdaq may take action to delist our common stock. A delisting of our common stock would likely negatively impact us and our shareholders by reducing the liquidity and market price of our common stock and potentially reducing the number of investors willing to hold or acquire our common stock.

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

Item 2.  Properties

In July 2024, we entered into a new lease agreement for our 25,000 square-foot office space in The Woodlands, Texas. The term of the lease began in September 2025, extends through January 2031 and provides for escalating yearly base rent payments starting at $774,000 and increasing to $875,000 in the final year of the lease.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on The Nasdaq Capital Market under the symbol “LXRX.” As of March 4, 2026, there were approximately 275 holders of record of our common stock.

We have never paid cash dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Performance Graph

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and the Nasdaq Biotechnology Index for the period beginning December 31, 2020 and ending December 31, 2025. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2020, and that all dividends were reinvested. The stock performance shown on the graph below represents historical performance and is not necessarily indicative of future stock price performance.

	December 31,
	2020	2021	2022	2023	2024	2025
Lexicon Pharmaceuticals, Inc.	100	115	56	45	22	34
Nasdaq Composite Index	100	121	81	116	150	180
Nasdaq Biotechnology Index	100	99	89	92	91	120
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

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives. We are devoting most of our resources to the research and development of our most advanced drug candidates and the commercialization of our approved drug, INPEFA® (sotagliflozin):

•We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for hypertrophic cardiomyopathy, or HCM, and are conducting the SONATA-HCM pivotal Phase 3 clinical trial of sotagliflozin in that indication.

•We are separately pursuing regulatory approval of ZYNQUISTA® (sotagliflozin) as a treatment for type 1 diabetes. The U.S. Food and Drug Administration, or FDA, issued complete response letters regarding our New Drug Application, or NDA, for ZYNQUISTA in type 1 diabetes in March 2019 and December 2024. At our request, the FDA has issued a public Notice of Opportunity for Hearing, or NOOH, on whether there are grounds for denying approval of our NDA and those proceedings are ongoing.

The FDA has separately provided feedback that a third-party-funded, investigator-initiated study of sotagliflozin appears to be of adequate design and employs sufficient data collection methods to provide viable evidence of the incidence of diabetic ketoacidosis, or DKA, with adequate safety data, prior to its completion, to support review of a resubmission of the NDA. We are preparing to potentially resubmit the NDA for ZYNQUISTA in type 1 diabetes if supported by patient exposure and safety data from such study.

•We are developing pilavapadin, an orally-delivered small molecule drug candidate, as a treatment for neuropathic pain. We have completed two Phase 2 clinical trials evaluating the safety and tolerability of pilavapadin and its effects on diabetic peripheral neuropathic pain, or DPNP. We have reported results from our PROGRESS Phase 2b clinical trial of pilavapadin in DPNP, which demonstrated clear evidence of effect at the 10 mg dose, and positive results from our RELIEF-DPN-1 Phase 2a clinical trial of pilavapadin in DPNP. We have received Fast Track designation from the FDA for development of pilavapadin in that indication and are currently advancing third party collaboration discussions for its further development and commercialization.

•We have developed LX9851, an orally-delivered small molecule drug candidate, as a treatment for obesity and associated cardiometabolic disorders. We have granted Novo Nordisk an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize LX9851 and have completed preclinical development of LX9851 in preparation for the filing of an investigational new drug application, or IND, with the FDA and commencement of clinical development by Novo Nordisk.

•We continue to make INPEFA (sotagliflozin) commercially available in the United States. INPEFA is approved to reduce the risk of cardiovascular death, hospitalization for heart failure, and urgent heart failure visits in adults with heart failure or type 2 diabetes mellitus, chronic kidney disease, or CKD, and other cardiovascular risk factors.

•We are conducting preclinical research and development of compounds from a number of additional drug programs originating from our internal drug discovery efforts.

Sotagliflozin, LX9851 and compounds from a number of additional drug programs originated from our own internal drug discovery efforts and pilavapadin originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb. Our efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

Since our inception, we have incurred significant losses and, as of December 31, 2025, we had an accumulated deficit of approximately $2.0 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research costs related to our nonclinical and clinical efforts, material costs, facility costs, depreciation on property and equipment, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

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

We are presently devoting most of our resources to the continued research and development of sotagliflozin, pilavapadin, and our other drug candidates.

Sotagliflozin, LX9851 and compounds from a number of additional drug programs originated from our own internal drug discovery efforts. Pilavapadin originated from our collaborative neuroscience drug discovery efforts with Bristol-Myers Squibb. Those efforts were driven by a systematic, target biology-driven approach in which we used gene knockout technologies and an integrated platform of advanced medical technologies to systematically study the physiological and behavioral functions of almost 5,000 genes in mice and assessed the utility of the proteins encoded by the corresponding human genes as potential drug targets. We have identified and validated in living animals, or in vivo, more than 100 targets with promising profiles for drug discovery.

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

We record significant accrued liabilities related to unbilled expenses for products or services that we have received from service providers, specifically related to ongoing preclinical studies and clinical trials.  These costs primarily relate to clinical study management, monitoring, laboratory and analysis costs, drug supplies, toxicology studies and investigator grants.  We may have multiple drug candidates in concurrent preclinical studies and clinical trials at clinical sites throughout the world.  In order to ensure that we have adequately provided for ongoing preclinical and clinical development costs during the period in which we incur such costs, we maintain accruals to cover these expenses.  Substantial portions of our preclinical studies and clinical trials are performed by third party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, we accrue expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon an assessment of progress of the clinical studies for services that have been performed, the number of patients enrolled over the duration of the study and milestones. We monitor patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to us by the vendors and clinical site visits. Our estimates depend on the timeliness and accuracy of the data provided by our vendors regarding the status of each program and total program spending. We periodically evaluate the estimates to determine if adjustments are necessary or appropriate based on information we receive.  Although we use consistent milestones or subject or patient enrollment and other indicators of clinical study progress to drive expense recognition, the assessment of these costs is a subjective process that requires judgment.  Upon settlement, these costs may differ materially from the amounts accrued in our consolidated financial statements.

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

Results of Operations

The following discussion and analysis should be read with “Results of Operations” and our financial statements and notes included in our previously filed annual report on Form 10-K for the year ended December 31, 2024.

Revenues

Revenues for the year ended December 31, 2025 were $49.8 million and primarily consisted of the upfront payment of $45 million received from our license agreement with Novo Nordisk and net product revenues of $4.6 million recognized from sales of INPEFA. Revenues for the year ended December 31, 2024 were $31.1 million and primarily consisted of the upfront payment of $25.0 million received from the Viatris licensing agreement and net product revenues of $6.0 million recognized from sales of INPEFA.

Cost of Sales

Cost of sales for the years ended December 31, 2025 and 2024 were approximately $0.3 million and $0.6 million, respectively, and primarily consist of third-party manufacturing costs and freight associated with sales of INPEFA. Prior to receiving regulatory approval of INPEFA on May 26, 2023, we had completed or begun the manufacturing of certain INPEFA raw materials. These raw materials were either received at “zero-cost” to us in conjunction with a terminated agreement in 2019 or recorded as research and development expense. Based on our expectations for future manufacturing costs, we estimate these amounts totaled approximately $39.0 million. We began capitalizing inventory manufactured subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. At December 31, 2025, substantially all of the “zero-cost” INPEFA raw materials remains available to us. However, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future INPEFA sales, use of this inventory to satisfy the manufacturing and supply agreements associated with strategic alliances (for further information, see Note 7) or in clinical development or other research activities, production lead times, and/or the ability to utilize inventory prior to its expiration date. Any future sales of INPEFA will utilize this “zero-cost” inventory and will result in a lower average per unit cost of materials during that period. We estimate our cost of goods sold as a percentage of net product revenue will be less than 10% subsequent to the utilization of all of the remaining “zero-cost” inventory.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2025	2024	2023
Total research and development expense	$61.1	$84.5	$58.9
Dollar (decrease) increase	$(23.4)	$25.6
Percentage (decrease) increase	(28)%	43%

 Research and development expenses consist primarily of third-party services primarily including external research costs related to our nonclinical and clinical efforts and material costs, salaries and related personnel costs, stock-based compensation and facility, equipment, and other costs related to our drug discovery and development programs each of which are described below.

Years Ended December 31, 2025 and 2024

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing. Overall, third-party services decreased 42% in 2025 to $33.0 million from $56.7 million as compared to the corresponding period in 2024, primarily driven by lower clinical external research expense associated with our current drug candidates and lower professional consulting fees.

•Personnel – Salaries, bonuses, employee benefits, payroll taxes and recruiting costs are included in personnel costs. Personnel costs decreased 1% in 2025 to $16.5 million from $16.7 million as compared to the corresponding period in 2024.

•Stock-based compensation – Stock-based compensation expense increased 9% in 2025 to $6.3 million from $5.8 million as compared to the corresponding period in 2024.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs were $5.3 million in each of 2025 and 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the prior year are as follows (dollar amounts are presented in millions):

	Year Ended December 31,
	2025	2024	2023
Total selling, general and administrative expense	$37.3	$143.1	$114.0
Dollar (decrease) increase	$(105.8)	$29.1
Percentage (decrease) increase	(74)%	26%

Selling, general and administrative expenses consist primarily of personnel costs to support the commercialization of INPEFA and support of our research and development activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment, and other costs each of which are described further below.

Years Ended December 31, 2025 and 2024

•Personnel – Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs. Personnel costs decreased 79% in 2025 to $14.1 million from $68.1 million as compared to the corresponding period in 2024, primarily due to lower employee salaries and benefits costs as a result of decreased headcount from our restructuring in late 2024.

•Professional and consulting fees – Professional and consulting fees decreased 78% in 2025 to $11.6 million from $52.7 million as compared to the corresponding period in 2024, primarily due to lower marketing costs in conjunction with our restructuring and decision to significantly reduce marketing efforts for INPEFA in late 2024.

•Stock-based compensation – Stock-based compensation expense decreased 19% in 2025 to $6.2 million from $7.7 million as compared to the corresponding period in 2024, due to decreased headcount from our reduction in the field force in late 2024.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs decreased 63% in 2025 to $5.4 million from $14.6 million as compared to the corresponding period in 2024. The decrease was primarily due to lower travel as a result of our restructuring in late 2024.

Interest and Other Expense

Interest and Other Expense.  Interest on the outstanding debt principal, amortization/accretion of debt issuance cost and discount and other related items are included in interest and other expense. Interest and other expense decreased to $8.3 million in 2025 from $15.6 million as compared to the corresponding period in 2024, primarily due to the $45 million prepayment made on the Oxford Term Loans in April 2025.

Interest Income and Other

Interest Income and Other. Interest earned on cash, cash equivalents and short-term investments is included in interest income and other. Interest income and other decreased to $6.9 million in 2025 from $12.3 million as compared to the corresponding period in 2024 reflecting an decrease in cash and investments.

Net Loss and Net Loss per Common Share
Net loss was $50.3 million, or $0.14 per share, in 2025, as compared to a net loss of $200.4 million, or $0.63 per share, in 2024.

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

As of December 31, 2025 and 2024, total cash, cash equivalents, short-term investments, and restricted cash were $125.2 million and $238.0 million, respectively. Our December 31, 2025 balance includes $29 million in restricted cash as further described below. We used cash of $67.9 million in our operations in 2025, primarily reflective of the net loss for the year of $50.3 million (which included total non-cash stock compensation expense of $12.5 million) and working capital changes. Investing activities provided cash of $113.0 million in 2025, primarily due to net maturities of investments. Financing activities used cash of $48.5 million, primarily from repayment of debt borrowings.

Common and Preferred Stock Issuance. In February 2026, we received approximately $96.7 million in net proceeds from the issuance of our common and preferred stock as follows:

•34,089,403 shares of our common stock sold in an underwritten public offering for $1.30 per share, resulting in net proceeds of approximately $41.1 million (after deducting underwriting discounts and commissions and other offering expenses); and

•22,400,000 shares of our common stock and 408,434.7 shares of our Series B Convertible Preferred Stock sold to affiliates of Invus for $1.30 per share and $65.00 per share, respectively, resulting in aggregate gross proceeds of $55.6 million. The preferred stock is automatically convertible into 20,421,735 shares of our common stock upon the satisfaction of certain conditions.

For further details of the offering transaction, including certain approvals required for conversion of the preferred stock, please see Note 13 of the Notes to Consolidated Financial Statements.

Open Market Sales Agreement. In December 2023, we entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of our common stock having an aggregate sales price of up to $75 million from time to time through Jefferies as sales agent. As of December 31, 2025, the full amount is still available for issuance under the agreement.

Financing Obligations. In March 2022, we entered into a loan and security agreement with Oxford Finance LLC that provided up to $150 million in borrowing capacity, available in five tranches, under which $100 million has been funded under the first three tranches. Availability of the fourth $25 million tranche expired on April 15, 2025. The fifth $25 million tranche is available for draw at our option, subject to Oxford’s consent, at any time prior to December 1, 2026.

In March 2025, we entered into a seventh amendment to the loan and security agreement (a) providing for a prepayment to the lenders of $45 million and certain additional contingent future prepayments totaling $8 million, (b) modifying the amortization date and repayment amortization schedule under the loans under certain circumstances, (c) modifying the financial covenant relating to minimum cash and (d) eliminating the previous financial covenant relating to net sales of INPEFA, as well as certain other terms.
Pursuant to the terms of the seventh amendment to the loan and security agreement, (a) in April 2025, we repaid $45 million to Oxford, including a pro-rata portion of the final payment exit fees, on a pro-rata basis across each loan tranche, (b) in December 2025, we repaid an additional $3 million to Oxford, including a pro-rata portion of the final payment exit fees, on a pro-rata basis across each loan tranche and (c) in December 2025, the original amortization date of May 1, 2027 and the original maturity date of March 1, 2029 were accelerated to December 1, 2026 and November 1, 2027, respectively. Aggregate payments of $4.6 million and $54.4 million, including debt principal and final exit fee payments (equal to 7% of the remaining amount funded under the loans), will be due during the fiscal years ended December 31, 2026 and December 31, 2027, respectively, with respect to all borrowed loan tranches as of December 31, 2025.

In February 2026, we repaid an additional $5 million (including pro-rata final payment exit fees) to Oxford on a pro-rata basis across each loan tranche upon our receipt of a $10 million milestone payment from Novo Nordisk in accordance to the terms of the seventh amendment to the loan and security agreement. For additional details, please see Note 7 of the Notes to

Consolidated Financial Statements. Additionally, we may elect to prepay the loans in whole at our option at any time subject to prepayment fees, which have declined to 1% of a portion of the outstanding amounts of each loan tranche.
Among other items, the loan and security agreement includes a financial covenant which requires us to maintain a minimum balance of unrestricted cash, cash equivalents. short-term investments, and restricted cash, inclusive of a required minimum amount of $29 million to be maintained in a blocked account, in an amount equal to not less than the greater of (a) 50% of the outstanding principal amount of the loans and (b) the required minimum amount of $29 million. As of December 31, 2025, we maintained $29 million in the blocked account.
As of December 31, 2025, we were in compliance with all debt covenants under the loan and security agreement.
Collaborations and Strategic Alliances. In March 2025, we entered into an exclusive license agreement with Novo Nordisk A/S for the worldwide development, manufacture and commercialization of LX9851, our preclinical drug candidate for obesity and associated cardiometabolic disorders, pursuant to which we received an upfront payment of $45 million in April 2025 and a milestone payment of $10 million in February 2026.

In October 2024, we entered into an exclusive license agreement with Viatris Inc. for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe, pursuant to which we received an upfront payment of $25 million.

For additional information on these exclusive license agreements, please see Note 7 of the Notes to Consolidated Financial Statements.

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

For a further discussion of our commitments and contingencies, please see Note 10 of the Notes to Consolidated Financial Statements.

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

In future periods, if cash on hand or generated by operations is insufficient to satisfy our liquidity requirements, we will need to obtain additional liquidity through future strategic and other collaborations or sell additional equity or debt securities or obtain additional credit arrangements. Additional financing may not be available on terms acceptable to us or at all and the sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. If we are unable to obtain adequate financing when needed, we may have to delay or reduce the scope of our commercialization efforts or one or more of our clinical trials and other research and development programs.

Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase.  We had approximately $125.2 million in cash and cash equivalents, short-term investments and restricted cash as of December 31, 2025. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk.  We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.

We are subject to interest rate sensitivity on our outstanding Oxford Term Loans which bear interest at a floating rate equal to the 1-month CME Term SOFR rate. Interest on the Oxford Term Loans is payable in cash monthly and the term loans are fully matured by November 2027, unless earlier repaid in accordance with their terms.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on such assessment using those criteria, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is hereby incorporated by reference from (a) the information appearing under the captions “Election of Directors,” “Stock Ownership of Certain Beneficial Owners and Management,” “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the SEC pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2025 and (b) the information appearing under Item 1 in Part I of this report.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Executive and Director Compensation” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2025. Notwithstanding the foregoing, in accordance with the instructions to Item 407(e)(5) of Regulation S-K, the information contained in our proxy statement under the sub-heading “Compensation Committee Report” shall not be deemed to be filed as part of or incorporated by reference into this annual report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2025.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Corporate Governance” and “Transactions with Related Persons” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2025.

Item 14.   Principal Accountant Fees and Services

The information required by this Item as to the fees we pay our principal accountant is hereby incorporated by reference from the information appearing under the caption “Ratification and Approval of Independent Auditors” in our definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of our fiscal year on December 31, 2025.

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

3.1	—	Sixth Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 10, 2024 and incorporated by reference herein).
3.2	—	Certificate of Designations dated February 2, 2026 (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K dated January 29, 2026 and incorporated by reference herein).
3.3	—	Second Amended and Restated Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8‑K dated April 26, 2012 and incorporated by reference herein).
4.1	—	Securities Purchase Agreement, dated June 17, 2007, with Invus, L.P. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2007 and incorporated by reference herein).
4.2	—
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
Supplement No. 3 to Transaction Agreements, dated December 16, 2020, with Invus, L.P. and Invus C.V. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 16, 2020 and incorporated by reference herein).

4.8	—	Description of Common Stock (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 and incorporated by reference herein).
†10.1	—	Management Severance Plan, dated as of March 4, 2025, (filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated by reference herein).
10.2	—
Form of Indemnification Agreement with Officers and Directors (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-96469) and incorporated by reference herein).

10.3	—	Summary of Non-Employee Director Compensation (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated by reference herein).
10.4	—	2017 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2025 and incorporated by reference herein).
10.5	—	2017 Non-Employee Directors’ Equity Incentive Plan, as amended (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 2, 2025 and incorporated by reference herein).
*10.6	—	Form of Stock Option Agreement with Officers under the 2017 Equity Incentive Plan
10.7	—
Form of Restricted Stock Unit Agreement with Officers under the 2017 Equity Incentive Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2024 and incorporated by reference herein).

10.8	—
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

†10.10	—
Exclusive License Agreement, dated October 16, 2024, with Viatris Inc. (filed as Exhibit 10.15 to the
Company’s Annual Form 10-K for the period ended December 31, 2024 and incorporated by reference herein).

†10.11
Exclusive License Agreement, dated March 27, 2025, with Novo Nordisk A/S. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 and incorporated by reference herein).

10.12	—
Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated by reference herein).

10.13	—
First Amendment, dated May 30, 2006, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated by reference herein).

†10.14	—
Second Amendment, dated November 2, 2016, to Collaboration and License Agreement, dated December 17, 2003, with Bristol-Myers Squibb Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2016 and incorporated by reference herein).

10.15	—
Office Lease dated July 30, 2024, with RFL NO.4 Limited Partnership (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 and incorporated by reference herein).

†10.16	—
Loan and Security Agreement, dated March 17, 2022, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 and incorporated by reference herein).

†10.17	—
First Amendment to Loan and Security Agreement, dated August 29, 2022, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 29, 2022 and incorporated by reference herein).

†10.18	—
Second Amendment to Loan and Security Agreement, dated May 1, 2023, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 1, 2023 and incorporated by reference herein).

†10.19	—
Third Amendment to Loan and Security Agreement, dated June 23, 2023, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 2023 and incorporated by reference herein).

†10.20	—
Fourth Amendment to Loan and Security Agreement, dated December 29, 2023, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 29, 2023 and incorporated by reference herein).

†10.21	—
Fifth Amendment to Loan and Security Agreement, dated March 6, 2024, with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 6, 2024 and incorporated by reference herein).

†10.22	—
Sixth Amendment to Loan and Security Agreement, dated June 28, 2024 with with Oxford Finance, LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 28, 2024 and incorporated by reference herein)

†10.23	—
Seventh Amendment to Loan and Security Agreement, dated March 27, 2025, with Oxford Finance,
LLC and the lenders listed therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-
K dated March 27, 2025 and incorporated by reference herein).

10.24	—
Purchase Agreement, dated as of January 29, 2026, with Artal Participations S.à r.l., Invus Public Equities Advisors, LLC, Invus Global Management, LLC, Invus US Partners LLC, Invus Advisors, L.L.C., Invus Public Equities, L.P., Invus, Siren, LLC, Ulys, L.L.C and Mr. Raymond Debbane (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 29, 2026 and incorporated by reference herein).

10.25	—
Preferred Stock Purchase Agreement, dated January 29, 2026, with Artal Participations S.à r.l. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 29, 2026 and incorporated by reference herein).

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

Lexicon Pharmaceuticals, Inc.
Date:	March 5, 2026	By:	/s/ MICHAEL S. EXTON
Michael S. Exton, Ph.D.
Chief Executive Officer

Date:	March 5, 2026	By:	/s/ SCOTT M. COIANTE
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

Signature	Title	Date

/s/ MICHAEL S. EXTON	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2026
Michael S. Exton, Ph.D.

/s/ SCOTT M. COIANTE	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2026
Scott M. Coiante

/s/ RAYMOND DEBBANE	Chairman of the Board of Directors	March 5, 2026
Raymond Debbane

/s/ PHILIPPE J. AMOUYAL	Director	March 5, 2026
Philippe J. Amouyal

/s/ SAMUEL L. BARKER	Director	March 5, 2026
Samuel L. Barker, Ph.D.

/s/ IVAN H. CHEUNG	Director	March 5, 2026
Ivan H. Cheung

/s/ CHRISTOPHER J. SOBECKI	Director	March 5, 2026
Christopher J. Sobecki

/s/ DIANE E. SULLIVAN	Director	March 5, 2026
Diane E. Sullivan

/s/ JUDITH L. SWAIN	Director	March 5, 2026
Judith L. Swain, M.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Lexicon Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lexicon Pharmaceuticals, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Accrued research and development expenses
Description of the Matter	As described in Note 2 and Note 5 to the consolidated financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial expenses are accrued based upon an assessment of progress of the clinical studies for services that have been performed, the number of patients enrolled over the duration of the study, and milestones. The accrual for these third-party clinical trial research and development expenses includes estimates of services completed.

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

Houston, Texas

March 5, 2026

Lexicon Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$34,326	$66,656
Short-term investments	61,904	171,301
Accounts receivable, net	2,384	3,473
Inventory	281	231
Prepaid expenses and other current assets	3,000	4,532
Total current assets	101,895	246,193
Property and equipment, net	1,863	2,484
Goodwill	44,543	44,543
Operating lease right-of-use-assets	7,318	4,832
Restricted cash	29,000	—
Other assets	368	368
Total assets	$184,987	$298,420
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,083	$14,801
Accrued liabilities	13,189	30,447
Current portion of long-term debt	4,595	—
Total current liabilities	20,867	45,248
Long-term debt, net	49,408	100,298
Other long-term liabilities	7,174	6,924
Total liabilities	77,449	152,470
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; 2,304,147 Series A Convertible Preferred shares issued and none outstanding	—	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 365,848,216 and 363,020,303 shares issued, respectively	366	363
Additional paid-in capital	2,129,912	2,117,325
Accumulated deficit	(2,017,583)	(1,967,242)
Accumulated other comprehensive income	30	119
Treasury stock, at cost, 2,381,939 and 1,528,008 shares, respectively	(5,187)	(4,615)
Total stockholders' equity	107,538	145,950
Total liabilities and stockholders’ equity	$184,987	$298,420

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net product revenue	$4,647	$6,001	$1,110
Licensing revenue	45,000	25,000	—
Royalties and other revenue	156	80	94
Total revenues	49,803	31,081	1,204
Operating expenses:
Cost of sales	274	616	85
Research and development, including stock-based compensation of $6,289, $5,839 and $5,139 respectively	61,121	84,480	58,887
Selling, general and administrative, including stock-based compensation of $6,228, $7,660 and $9,201, respectively	37,319	143,102	113,982
Total operating expenses	98,714	228,198	172,954
Loss from operations	(48,911)	(197,117)	(171,750)
Interest and other expense	(8,339)	(15,579)	(13,101)
Interest income and other	6,909	12,293	7,732
Net loss	$(50,341)	$(200,403)	$(177,119)
Net loss per common share, basic and diluted	$(0.14)	$(0.63)	$(0.80)

Weighted average common shares outstanding, basic and diluted	363,053	320,031	221,130

Other comprehensive loss:
Unrealized (loss) gain on investments	(89)	88	459
Comprehensive loss	$(50,430)	$(200,315)	$(176,660)

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity
(In thousands)

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Income (Loss)	Stock	Total
Balance at December 31, 2022	189,214	$189	—	$—	$1,709,144	$(1,589,720)	$(428)	$(2,061)	$117,124
Issuance of equity-classified warrants	—	—	—	—	307	—	—	—	307
Stock-based compensation	—	—	—	—	14,340	—	—	—	14,340
Issuance of common stock, net of fees	55,288	55	—	—	138,768	—	—	—	138,823
Issuance of common stock under Equity Incentive Plans	1,291	1	—	—	(1)	—	—	—	—
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(824)	(824)
Net loss	—	—	—	—	—	(177,119)	—	—	(177,119)
Unrealized gain on investments	—	—	—	—	—	—	459	—	459
Balance at December 31, 2023	245,793	$245	—	$—	$1,862,558	$(1,766,839)	$31	$(2,885)	$93,110
Stock-based compensation	—	—	—	—	13,499	—	—	—	13,499
Issuance of preferred stock, net of fees	—	—	2,304	23	241,299	—	—	—	241,322
Issuance of common stock under Equity Incentive Plans	2,020	3	—	—	61	—	—	—	64
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(1,730)	(1,730)
Conversion of preferred stock to common stock	115,207	115	(2,304)	(23)	(92)	—	—	—	—
Net loss	—	—	—	—	—	(200,403)	—	—	(200,403)
Unrealized gain on investments	—	—	—	—	—	—	88	—	88
Balance at December 31, 2024	363,020	$363	—	$—	$2,117,325	$(1,967,242)	$119	$(4,615)	$145,950
Stock-based compensation	—	—	—	—	12,517	—	—	—	12,517
Issuance of common stock under Equity Incentive Plans	2,828	3	—	—	70	—	—	—	73
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(50,341)	—	—	(50,341)
Unrealized loss on investments	—	—	—	—	—	—	(89)	—	(89)
Balance at December 31, 2025	365,848	$366	—	$—	$2,129,912	$(2,017,583)	$30	$(5,187)	$107,538

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(50,341)	$(200,403)	$(177,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	621	534	554
Stock-based compensation	12,517	13,499	14,340
Amortization of debt-related costs	1,700	1,845	1,774
Accretion of marketable securities purchased at a discount	(3,712)	(9,305)	(5,617)
Other non-cash adjustments	(1,742)	812	1,512
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,089	(2,463)	(982)
(Increase) decrease in inventories	(50)	150	(381)
Decrease (increase) in prepaid expenses and other current assets	1,532	598	(2,899)
Decrease in other long-term assets	757	1,152	467
(Decrease) increase in accounts payable and other liabilities	(30,222)	14,801	6,454
Net cash used in operating activities	(67,851)	(178,780)	(161,897)
Cash flows from investing activities:
Purchases of property and equipment	—	(1,031)	(470)
Purchases of investments	(139,838)	(328,747)	(223,343)
Maturities of investments	252,858	314,400	173,870
Net cash provided by (used in) investing activities	113,020	(15,378)	(49,943)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	—	—	138,823
Proceeds from issuance of common stock for equity incentive plans	73	64	—
Proceeds from issuance of preferred stock, net of fees	—	241,322	—
Payments for tax withholding on share-based compensation vesting	(572)	(1,730)	(824)
Repayment of debt borrowings	(48,000)	—	—
Proceeds from debt borrowings, net of fees	—	—	49,961
Other debt financing fees	—	(1,307)	—
Net cash (used in) provided by financing activities	(48,499)	238,349	187,960
Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,330)	44,191	(23,880)
Cash, cash equivalents, and restricted cash at beginning of year	66,656	22,465	46,345
Cash, cash equivalents, and restricted cash at end of year	$63,326	$66,656	$22,465

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,330	$12,919	$10,057

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$3,243	$—	$—
Issuance of equity-classified warrants	$—	$—	$307
Accrual of deferred financing costs	$—	$—	$250
Conversion of preferred stock to common stock	$—	$115	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1. Organization and Operations

Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) is a Delaware corporation incorporated on July 7, 1995. Lexicon is a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives.

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

Cash, Cash Equivalents, Restricted Cash and Short-Term Investments. Lexicon considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.  As of December 31, 2025 and 2024, short-term investments consist primarily of U.S. treasury bills as well as certain corporate and other debt securities. The Company’s short-term investments are available for use in current operations regardless of the stated maturity date of the security. These short-term investments are classified as available-for-sale securities as the Company has not historically or does not intend to sell any of its available-for-sale securities prior to their maturity dates.

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

Impairment of Long-Lived Assets.  Long-lived assets and right-of-use assets for leases are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount that the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets, in 2025, 2024, or 2023.

Goodwill.  Lexicon recorded goodwill from previous acquisitions prior to 2011 of $44.5 million, representing the excess of purchase price over the fair value of the underlying net identifiable assets including the effects of deferred taxes. Goodwill is not amortized, but is tested at least annually for impairment at the reporting unit level which the Company has determined is the single operating segment disclosed in its current financial statements. An impairment exists when the carrying amount of goodwill exceeds its fair value. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2025, 2024 or 2023.

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

Inventory: Inventory is comprised of INPEFA, the Company’s approved product in the United States. Inventories are determined at the lower of cost or market value, with cost determined under the specific identification method.

Revenue Recognition. The Company performs the following five steps in determining the amount of revenue to recognize as it fulfills its performance obligations under each of its agreements: (a) identify the contract(s) with a customer; (b) identify the performance obligations in the contract; (c) determine the transaction price; (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the Company satisfies the performance obligation. The Company applies this five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. The Company develops assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.

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

Research and Development Expenses. Research and development expenses may consist of costs incurred for company-sponsored as well as collaborative research and development activities. These costs include direct and research-related overhead expenses and are expensed as incurred.  Technology license fees for technologies that are utilized in research and development and have no alternative future use are expensed when incurred. Substantial portions of the Company’s preclinical and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors. For preclinical studies, the Company accrues expenses based upon estimated percentage of work completed and the contract milestones remaining. For clinical studies, expenses are accrued based upon an assessment of progress of the clinical studies for services that have been performed, the number of patients enrolled over the duration of the study, and milestones. The Company monitors patient enrollment, the progress of clinical studies and related activities to the extent possible through internal reviews of data reported to the Company by the vendors and clinical site visits. The Company’s estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each program and total program spending. The Company periodically evaluates the estimates to determine if adjustments are necessary or appropriate based on information it receives.

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

3. Cash, Cash Equivalents, Restricted Cash and Investments

The fair value of cash and cash equivalents, restricted cash and investments held at December 31, 2025 and 2024 are as follows:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$34,326	$—	$—	$34,326
Restricted cash	29,000	—	—	29,000
Total cash and cash equivalents and restricted cash	$63,326	$—	$—	$63,326
Securities maturing within one year:
U.S. treasury securities	39,004	22	—	39,026
Corporate debt securities	22,871	8	(1)	22,878
Total short-term investments	$61,875	$30	$(1)	$61,904
Total cash and cash equivalents, restricted cash and short-term investments	$125,201	$30	$(1)	$125,230

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$66,656	$—	$—	$66,656
Restricted cash	—	—	—	—
Total cash and cash equivalents and restricted cash	$66,656	$—	$—	$66,656
Securities maturing within one year:
U.S. treasury securities	127,884	106	—	127,990
Corporate debt securities	43,299	30	(18)	43,311
Total short-term investments	$171,183	$136	$(18)	$171,301
Total cash and cash equivalents, restricted cash and short-term investments	$237,839	$136	$(18)	$237,957

As of December 31, 2025 and 2024, Lexicon’s investments in an unrealized loss position had an estimated fair value of $2.5 million and $12.9 million, respectively. There were no realized gains or losses for the years ended December 31, 2025, 2024, and 2023.

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

     The inputs or methodology used for valuing securities are not necessarily an indication of the credit risk associated with investing in those securities.  The following tables provide the fair value measurements of applicable Company assets that are measured at fair value on a recurring basis according to the fair value levels defined above as of December 31, 2025 and 2024. There were no transfers between Level 1 and Level 2 during the periods presented.

	Assets at Fair Value
	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$34,326	$—	$—	$34,326
Short-term investments	39,026	22,878	—	61,904
Restricted cash	29,000	—	—	29,000
Total cash and cash equivalents, short-term investments and restricted cash	$102,352	$22,878	$—	$125,230

	Assets at Fair Value
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$66,656	$—	$—	$66,656
Short-term investments	127,990	43,311	—	171,301
Restricted cash	—	—	—	—
Total cash and cash equivalents, short-term investments and restricted cash	$194,646	$43,311	$—	$237,957

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

5. Supplemental Financial Information

Accrued Liabilities.

	As of December 31,
	2025	2024
	(in thousands)

Accrued research and development services	$2,932	$12,251
Accrued compensation and benefits	6,415	14,712
Short-term lease liability	1,642	1,175
Other	2,200	2,309
Accrued liabilities	$13,189	$30,447

As of December 31, 2024, $8.8 million of severance is included in accrued compensation and benefits within accrued liabilities on the consolidated balance sheet, all of which was paid prior to December 31, 2025.

6. Property and Equipment

Property and equipment at December 31, 2025 and 2024 are as follows:

	Estimated Useful Lives	As of December 31,
	In Years	2025	2024
		(in thousands)
Computers and software	3-5	$2,003	$2,003
Furniture and fixtures	5-7	389	389
Leasehold improvements	3-7	2,178	2,178
Total property and equipment		4,570	4,570
Less: Accumulated depreciation and amortization		(2,707)	(2,086)
Net property and equipment		$1,863	$2,484

7. Collaboration and Licensing Arrangement

Novo Nordisk. In March 2025, the Company entered into an exclusive license agreement (the “Novo Nordisk License Agreement”) with Novo Nordisk A/S (“Novo Nordisk”) for the worldwide development, manufacturing and commercialization of LX9851, the Company’s preclinical drug candidate for obesity and associated cardiometabolic disorders. Under the Novo Nordisk License Agreement, the Company granted Novo Nordisk an exclusive, worldwide, royalty-bearing right and license under its patent rights and know-how to develop, manufacture and commercialize LX9851. The Company received an upfront payment of $45 million under the Novo Nordisk License Agreement in April 2025, a $10 million milestone payment in February 2026 and is eligible to receive (a) up to an aggregate of $475 million upon the achievement of additional specified regulatory and commercial launch milestones and (b) up to an aggregate of $475 million upon the achievement of specified sales milestones. The Company is also entitled to tiered, escalating royalties ranging from single-digit to low-double-digit percentages of annual net sales of LX9851, subject to customary royalty reduction provisions.
Under the Novo Nordisk License Agreement, the Company was also required to use commercially reasonable efforts to complete agreed-upon IND-enabling activities for LX9851 pursuant to an approved research plan and is required to provide clinical supply of LX9851 to Novo Nordisk at an agreed upon transfer price for a specified time period. For accounting purposes, pursuant to ASC 606, Revenue from Contracts with Customers, the Company determined that its obligation to provide the licensed technology and perform the IND-enabling activities is a single combined performance obligation and allocated the entire $45 million upfront payment to this single combined performance obligation. The Company identified the obligation to provide clinical supply of LX9851 at an agreed upon transfer price for a specified time period as a separate performance obligation, but allocated none of the $45 million upfront payment to the clinical supply obligation as the supply is being offered subject to reasonable and customary contract manufacturing terms at its stand-alone selling price. Any future milestone or royalty payments that the Company would be eligible to receive were also excluded from the upfront payment, as all milestone or royalty amounts were fully constrained based on the probability of achievement.
The Company provided the licensed technology under its patent rights and know-how to develop, manufacture and commercialize LX9851 in March 2025. During the year ended December 31, 2025, the Company recognized the full $45 million as licensing revenue on the consolidated statements of comprehensive loss based on completion of the IND-enabling activities. Any future milestone payments or royalties the Company is entitled to receive upon achievement of future sales of the licensed products by Novo Nordisk will be recognized when the related sales occur.

The Company also concluded that the Novo Nordisk License Agreement is not a collaborative agreement under ASC 808, Collaborative Arrangements, as Novo Nordisk is responsible for all regulatory and commercialization activities for LX9851, as well as conducting any additional clinical trials required to obtain such regulatory approvals.

Viatris. In October 2024, Lexicon entered into an exclusive license agreement (the “Viatris License Agreement”) with Viatris Inc. (“Viatris”) for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe (the “Licensed Territory”). Under the Viatis License Agreement, Lexicon granted Viatris an exclusive, royalty-bearing right and license under its patent rights and know-how to develop and commercialize sotagliflozin in the Licensed Territory. Viatris is responsible for all regulatory and commercialization activities for sotagliflozin in the Licensed Territory as well as conducting any additional clinical trials required to obtain such regulatory approvals. Lexicon and Viatris have entered into a manufacturing and supply agreement pursuant to which Lexicon will supply the development and commercial requirements of sotagliflozin of Viatris, and Viatris will pay an agreed upon transfer price for such supply.

Under the Viatris License Agreement, Lexicon received an upfront payment of $25.0 million and is also eligible to receive (a) up to an aggregate of $12.0 million upon the achievement of specified regulatory milestones, (b) up to an aggregate of $185.0 million upon the achievement of specified sales milestones and (c) tiered royalties ranging from low double-digit to upper-teens percentages of annual net sales of sotagliflozin in the Licensed Territory.

In accordance with ASC 606, the Company recognized the upfront cash payment of $25 million as licensing revenue for the year ended December 31, 2024 at the outset of the Viatris License Agreement, based on the satisfaction of its performance obligation upon delivery of an exclusive right and license under its patent rights and know-how to develop and commercialize sotagliflozin in the Licensed Territory. Any future milestone or royalty payments that the Company would be eligible to receive were excluded from the upfront payment, as all milestone or royalty amounts were fully constrained based on the probability of achievement. Any future milestone payments or royalties the Company is entitled to receive upon achievement of future sales of the licensed products by Viatris will be recognized when the related sales occur.

Pursuant to ASC 606, the Company identified the exclusive right and license under its patent rights and know-how to develop and commercialize sotagliflozin in the Licensed Territory as one distinct performance obligation. The Company further evaluated its stated intent in the Viatris Licensing Agreement to enter into a separate manufacturing and supply agreement related to supply of the licensed products to Viatris. The Company concluded for accounting purposes that there was no separate material right or performance obligation related to the separate manufacturing agreement at the inception of the Viatris Licensing Agreement primarily given (i) supply agreement pricing subject to reasonable and customary contract manufacturing terms reflecting a reasonable stand-alone selling price without a significant and incremental discount and (ii) no obligation by Viatris to purchase any minimum amount or quantities of the supply from the Company.

The Company also concluded that the Viatris Licensing Agreement is not a collaborative agreement under ASC 808, as Viatris is responsible for all regulatory and commercialization activities for sotagliflozin in the Licensed Territory as well as conducting any additional clinical trials required to obtain such regulatory approvals.

8. Income Taxes

Effective Tax Rate Reconciliation. A reconciliation of the statutory tax rate to the effective tax rate for the years ended December 31, 2025, 2024 and 2023 consists of the following:

	Year Ended December 31, 2025
	Amount	Percent
	(in thousands)
U.S. Federal Statutory Tax Rate	$(10,572)	21.00%
Nontaxable or Nondeductible Items
Incentive Stock Options	2,449	(4.86)%
Tax Credits
Research and Development Credit	(944)	1.87%
Changes in Valuation Allowances	8,872	(17.62)%
Other	195	(0.39)%
Total	$—	—%

	Year Ended December 31,
	2024	2023
	(in thousands)
Expected income tax expense (benefit) at 21%	$(42,085)	$(37,196)
State income taxes, net of federal benefit	319	(3,895)
Equity compensation	3,758	1,530
Research and development credit	(4,241)	(712)
State income taxes, tax rate change	2,922	(4,723)
Write off of NOL carryovers due to expiration	8,111	—
Change in valuation allowance	30,762	44,410
Other	454	586
Income tax benefit	$—	$—

Deferred Tax Assets and Liabilities. Lexicon recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized differently in the financial statements and tax returns. The components of Lexicon’s deferred tax assets (liabilities) at December 31, 2025 and 2024 are as follows:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$326,625	$316,034
Research and development tax credits	35,186	34,243
Orphan drug credits	24,524	24,524
Capitalized research and development	37,408	38,688
Stock-based compensation	4,093	4,327
Interest	2,076	1,748
Other	2,904	2,726
Total deferred tax assets	432,816	422,290
Deferred tax liabilities:
Other	(1,777)	(1,357)
Total deferred tax liabilities	(1,777)	(1,357)
Less: valuation allowance	(431,039)	(420,933)
Net deferred tax liabilities	$—	$—

Net Operating Losses/Valuation Allowance. At December 31, 2025, Lexicon had both federal and state NOL carryforwards of approximately $1.5 billion and $171.6 million, respectively.  The Company had $940.1 million of U.S. federal NOL carryforwards as of December 31, 2025, which can be carried forward indefinitely. The remaining federal and state NOL carryforwards will begin to expire in 2027.

The Company maintains a valuation allowance on net operating losses and other deferred tax assets. Accordingly, the Company has not reported any tax benefit relating to the remaining net operating loss carryforwards and income tax credit carryforwards that are available for utilization in future periods. On a periodic basis, the valuation allowance is reassessed on deferred income tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In 2025, the Company reassessed the valuation allowance and considered negative evidence, including the cumulative losses over the three years ended December 31, 2025 and positive evidence including the projections of future income. After assessing both the negative and the positive evidence, the Company concluded that it should continue to maintain the valuation allowance on net operating losses and other deferred tax assets as of December 31, 2025 given the significance of the weight of the negative evidence. Based on recent financial performance and future projections, the Company could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods. However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Significant judgment is required in making these assessments to maintain or reverse valuation allowances and, to the extent future expectations change the Company would have to assess the recoverability of these deferred tax assets at that time.

Based on the applicable tax laws and the Company’s cumulative loss position, the Company concluded it was appropriate to establish a full valuation allowance for a majority of its deferred tax assets until an appropriate level of profitability is sustained.  During the year ended December 31, 2025, the federal and state valuation allowance increased $10.1 million, primarily due to NOLs generated.

Other. As of December 31, 2025 and 2024, the Company did not have any unrecognized tax benefits and had no accruals for interest or penalties related to income tax matters. Any interest and penalties related to uncertain tax positions will be reflected as a component of income tax expense. The Company is subject to U.S. federal and state income taxes. The tax years 2021 through 2024 remain open to examination by the Internal Revenue Service of the United Sates and the tax years 2020 through 2024 remain open to examination by various state tax authorities.

9. Debt Obligations

Oxford Term Loans Overview. Lexicon and one of its subsidiaries entered into a loan and security agreement (the “Loan Agreement”) with Oxford Finance LLC and the lenders listed therein (“Oxford”) in March 2022 (as subsequently amended) that originally provided up to $150 million in borrowing capacity (the “Oxford Term Loans”).

The Oxford Term Loans are available in five tranches, each maturing in November 2027. The first two $25 million tranches totaling $50 million were funded in 2022 and the third $50 million tranche was funded in 2023. Availability of the fourth $25 million tranche expired in April 2025. The fifth $25 million tranche is available for draw at Lexicon’s option, subject to Oxford’s consent, at any time prior to December 1, 2026.

In March 2025, the Company entered into a seventh amendment to the loan and security agreement (the “Seventh Amendment”) with Oxford (a) providing for a prepayment to the lenders of $45 million and certain additional contingent future prepayments totaling $8 million, (b) modifying the amortization date and repayment amortization schedule under the loans under certain circumstances, (c) modifying the financial covenant relating to minimum cash as further described below and (d) eliminating the previous financial covenant relating to net sales of INPEFA, as well as certain other terms.
Interest, Principal Payments, and Carrying Value of Debt. Monthly interest-only payments are due from the original March 2022 borrowing date followed by an amortization period extending through the maturity date with monthly principal payments beginning December 1, 2026. The floating interest rate is currently based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second tranches and 7.00% for the third and fourth tranches. As of December 31, 2025, the weighted average interest rate of the Oxford Term Loans was 11.40%.
Pursuant to the terms of the Seventh Amendment, (a) in April 2025, the Company repaid $45 million, including a pro-rata portion of the final payment exit fees, to Oxford on a pro-rata basis across each loan tranche, (b) in December 2025, the Company repaid an additional $3 million, including a pro-rata portion of the final payment exit fees, to Oxford on a pro-rata basis across each loan tranche and (c) in December 2025, the original amortization date of May 1, 2027 and original maturity date of March 1, 2029 were accelerated to December 1, 2026 and November 1, 2027, respectively. Payments of $4.6 million and $54.4 million, including debt principal and final exit fee payments (equal to 7% of the remaining amount funded under the Oxford Term Loans), will be due during the fiscal years ended December 31, 2026 and December 31, 2027, respectively, with respect to all borrowed loan tranches as of December 31, 2025. As of December 31, 2025, the Company reflected $4.6 million of the outstanding principal in current maturities of long-term debt and the remaining carrying value of the Oxford Term Loans of $49.4 million in long-term debt on the consolidated balance sheet. The carrying value above reflects an unamortized discount of $5.0 million to the face value of long-term debt related to debt issuance costs, the final payment exit fee, and the warrant fair value described below, which are being amortized into interest and other expense.

In February 2026, upon receipt of a $10 million milestone payment from Novo Nordisk (see note 7) and in accordance with the terms of the Seventh Amendment, the Company was required to repay an additional $5 million (including pro-rata final payment exit fees) to Oxford on a pro-rata basis across each loan tranche. Additionally, Lexicon may elect to prepay the Oxford Term Loans in whole at its option at any time subject to prepayment fees which have declined to 1 percent of a portion of the outstanding amounts of each loan tranche.
Oxford Warrants. Concurrent with the funding of the first three tranches, Lexicon granted Oxford warrants to purchase 420,673 shares of Lexicon’s common stock at an exercise price of $2.08 per share, 224,128 shares of Lexicon’s common stock at an exercise price of $1.95 per share and 183,824 shares of Lexicon’s common stock at an exercise price of $2.38 per share, respectively. All warrants are exercisable for five years from their respective grant dates and feature a net cashless exercise provision. The Company allocated the proceeds from each term loan tranche to the corresponding warrant using the relative fair value method and used the Black-Scholes model to calculate the fair value of the warrants. These warrants reduced the carrying value of long-term debt and are classified as equity instruments in additional paid-in capital on the consolidated balance sheet.
Restrictive Provisions/Covenants. Among other restrictive provisions and covenants, the loan and security agreement includes a financial covenant which requires the Company to maintain a minimum balance of unrestricted cash, cash equivalents. short-term investments, and restricted cash, inclusive of a required minimum amount of $29 million to be maintained in a blocked account, in an amount equal to not less than the greater of (a) 50% of the outstanding principal amount of the Oxford Term Loans and (b) the required minimum amount of $29 million. As of December 31, 2025, the Company reflected the $29 million minimum cash in the blocked account as restricted cash on the consolidated balance sheet.
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
The Company was in compliance with its debt covenants as of December 31, 2025.

10. Commitments and Contingencies

Operating Lease Obligations.  Lexicon’s operating leases include leases of office space in The Woodlands, Texas and Bridgewater, New Jersey that will expire in January 2031 and January 2034, respectively. In September 2025, Lexicon began a new lease agreement for 25,000 square feet of office space in The Woodlands, Texas. The term of the new Texas lease extends through January 2031 and provides for escalating annual office rent and other fixed payments starting at approximately $0.8 million and increasing to approximately $0.9 million in the final year of the lease for total undiscounted cash payments of $4.5 million. In September 2025, the Company recorded a right-of use asset and right-of-use liability of approximately $3.2 million related to this new office lease based on the present value of future lease payments to be made over the expected lease term using a discount rate of approximately 11.9%. The New Jersey lease provides for escalating yearly base rent payments which started at approximately $0.8 million and increase to approximately $1.0 million in the final year of the lease.

As of December 31, 2025 and 2024, the right-of-use assets for the office space leases of $7.3 million and $4.8 million, respectively, are separately included in operating lease right-of-use-assets in the consolidated balance sheet. Current liabilities relating to the leases are included in accrued liabilities in the consolidated balance sheet (as further described in Note 5) and long-term liabilities of $6.6 million and $4.6 million, respectively, as of December 31, 2025 and 2024, are included in other long-term liabilities in the consolidated balance sheet.

During the years ended December 31, 2025 and 2024, the Company incurred lease expense of $1.7 million and $1.6 million, respectively. During the years ended December 31, 2025 and 2024, the Company made cash payments for lease liabilities of $1.4 million each year. As of December 31, 2025 and 2024, the weighted-average remaining lease terms were 7.0 years and 8.6 years, respectively, with weighted-average discount rates of 10.5% and 9.7%, respectively.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at December 31, 2025:

(in thousands)
2026	$1,649
2027	1,683
2028	1,718
2029	1,753
2030	1,863
Thereafter	2,979
Total undiscounted operating lease liability	$11,645
Less: amount of lease payments representing interest	(3,411)
Present value of future lease payments	8,234
Less: short-term operating lease liability	(1,642)
Long-term operating lease liability	$6,592

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

The total number of shares of common stock that may be issued pursuant to stock awards under the Equity Incentive Plan and the Directors’ Plan shall not exceed in the aggregate 75,000,000 and 4,000,000 shares at December 31, 2025, respectively.  Under the combined plans, as of December 31, 2025, an aggregate of 36,206,865 shares of common stock were reserved for issuance upon exercise of outstanding stock options and vesting of outstanding restricted stock units and 28,711,561 additional shares were available for future grants. The Company has a policy of using either authorized and unissued shares or treasury shares, including shares acquired by purchase in the open market or in private transactions, to satisfy equity award exercises. As of December 31, 2025, options to purchase 20,738,093 shares and 15,468,772 restricted stock units were outstanding, 2,403,766 shares had been issued upon the exercise of stock options, 11,460,660 shares had been issued pursuant to restricted stock units and 217,148 shares had been issued pursuant to stock bonus awards or restricted stock awards granted under the aggregate of both plans.

For the years ended December 2025, 2024, and 2023 stock-based compensation costs was $12.5 million, $13.5 million, and $14.3 million, respectively. As of December 31, 2025, future stock-based compensation cost for all outstanding unvested stock options and restricted stock units was $17.3 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Stock Options. The following is a summary of stock option activity under Lexicon’s equity incentive plans:

	Options	Weighted Average Exercise Price
	(in thousands, except exercise price data)
Outstanding at December 31, 2024	15,389	$3.20
Granted	10,594	0.69
Exercised	(67)	1.08
Expired	(310)	6.41
Forfeited	(4,868)	2.84
Outstanding at December 31, 2025	20,738	1.96
Exercisable at December 31, 2025	7,716	$3.57

The weighted average estimated grant date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $0.60, $1.54 and $1.78, respectively. The weighted average remaining contractual term of stock options outstanding and exercisable was 7.8 and 6.1 years, respectively, as of December 31, 2025.  At December 31, 2025, the aggregate intrinsic value of the outstanding stock options was $4.6 million.  At December 31, 2025, the intrinsic value of exercisable stock options was $0.04 million.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions. For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives. Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for stock options granted in the years ended December 31, 2025, 2024 and 2023, respectively:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
December 31, 2025:
Employees	105%	3.9%	4	0%
Officers and non-employee directors	115%	4.3%	6	0%
December 31, 2024:
Employees	96%	4.4%	4	0%
Officers and non-employee directors	104%	4.2%	6	0%
December 31, 2023:
Employees	110%	3.9%	4	0%
Officers and non-employee directors	98%	4%	6	0%

Restricted Stock Units. During the years ended December 31, 2025, 2024 and 2023, Lexicon granted its employees restricted stock units in lieu of or in addition to annual stock option awards. The total fair value of shares vested in 2025, 2024 and 2023 was $1.9 million, $5.1 million and $2.9 million, respectively.

During the years ended December 31, 2025, 2024 and 2023, Lexicon granted its non-employee directors 625,184, 257,670 and 64,256 restricted stock units, respectively. The restricted stock granted in 2025, 2024 and 2023 had weighted average grant date fair values of $0.62, $1.79 and $2.36 per share, respectively.

The following is a summary of restricted stock units activity under Lexicon’s stock-based compensation plans:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2024	6,300	$2.27
Granted	14,323	0.69
Vested	(2,761)	2.35
Forfeited	(2,393)	1.18
Outstanding at December 31, 2025	15,469	$0.96

12. Benefit Plan

Lexicon maintains a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code.  The plan covers substantially all full-time employees.  Participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit.  The Company matches employee contributions according to a specified formula.  The matching contributions totaled $0.8 million, $2.3 million and $1.2 million in the years ended December 31, 2025, 2024 and 2023, respectively.  Prior to January 1, 2025, matching company contributions vested based on an employee’s years of service over a four-year period. As of January 1, 2025, the Company fully vested all company matching contributions and will vest future company matching contributions immediately.

13. Other Capital Agreements

2026 Common and Series B Preferred Stock Issuance. In February 2026, Lexicon sold approximately 34,089,403 shares of its common stock in an underwritten public offering for $1.30 per share resulting in net proceeds of approximately $41.1 million (after deducting underwriting discounts and commissions and other offering expenses).

Concurrent with the underwritten public offering, Lexicon sold to certain affiliates of Invus, L.P. in a concurrent private placement (a) 22,400,000 shares of its common stock at a price of $1.30 per share and (b) 408,434.70 shares of its Series B Convertible Preferred Stock for $65.00 per share, which are convertible into 20,421,735 shares of common stock, resulting in aggregate gross proceeds of $55.6 million.

Each share of preferred stock will automatically convert into 50 shares of common stock following (a) the approval by the Company’s stockholders of a Seventh Amended and Restated Certificate of Incorporation (the “New Charter”) increasing the total authorized shares of common stock from 450,000,000 to a number (i) at least equivalent to the number required to permit the immediate conversion of the preferred stock and (ii) approved by affiliates of Invus, L.P., (b) the adoption of the New Charter by the Company’s board of directors and (c) the filing and acceptance of the New Charter with and by the Secretary of State of the State of Delaware, but subject to the receipt of all required consents, approvals or clearances under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

2024 Series A Preferred Stock Issuance. In March 2024, Lexicon entered into an agreement with certain accredited investors pursuant to which the Company agreed to sell 2,304,147 shares of its Series A Convertible Preferred Stock and received net proceeds of $241.3 million, after fees and offering expenses. In May 2024, each share of preferred stock was converted into 50 shares of common stock at par value, or 115,207,350 shares in the aggregate.

2023 Common Stock Issuance. In June 2023, Lexicon sold an aggregate of 55,288,460 shares of its common stock at a price of $2.60 per share in a public offering and concurrent private placement to an affiliate of Invus, L.P., resulting in net proceeds of approximately $139 million, after deducting underwriting discounts and commissions and offering expenses.

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

Summary of segment net loss, including segment expenses were as follows:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues:
Net product revenue	$4,647	$6,001	$1,110
Licensing revenue	45,000	25,000	—
Royalties and other revenue	156	80	94
Total revenues	49,803	31,081	1,204
Operating expenses:
Cost of sales	274	616	85
Research and development	54,586	77,549	53,748
Sales and marketing	6,143	97,265	77,561
General and administrative	25,232	26,991	25,786
Other segment expense (1) (2)	12,479	25,777	15,774
Total operating expenses	98,714	228,198	172,954
Loss from operations	(48,911)	(197,117)	(171,750)
Interest and other expense	(8,339)	(15,579)	(13,101)
Interest income and other, net	6,909	12,293	7,732
Net loss	$(50,341)	$(200,403)	$(177,119)

(1) For the years ended December 31, 2025, 2024 and 2023, other segment expense includes stock compensation of $6.3 million, $5.8 million and $5.1 million related to research and development personnel, respectively; $0.04 million, $2.0 million and $2.3 million related to sales and marketing personnel, respectively; and $6.2 million, $5.7 million and $6.9 million related to general and administrative personnel.

(2) For the year ended December 31, 2024, other segment expenses include severance costs of 1.1 million related to research and development personnel, $9.3 million related to sales and marketing personnel and $1.9 million related to general and administrative personnel. Total severance costs included in other segment expenses for the year ended December 31, 2023 was $1.4 million, which related to sales and marketing personnel.

Significant Customers. In support of the commercial launch of INPEFA in 2023, the Company entered into distribution agreements with wholesalers and limited retail pharmacies. The Company’s net product sales are generated from sales to these customers. In 2025, 2024 and 2023, twelve United States-based customers accounted for all of the Company’s net product revenue. Three large wholesalers accounted for greater than 10% of total net product revenues and in the aggregate accounted for greater than 80% of total revenues for each year. Net product revenue for each of the three wholesalers were $1.7 million, $1.1 million and $0.9 million in 2025, $2.3 million, $1.4 million and $1.4 million in 2024 and $0.4 million, $0.3 million and $0.3 million in 2023. In 2025, royalties and other revenues derived from two customers and in 2024 and 2023, one customer accounted for royalties and other revenues. For further information regarding the Company’s licensing revenue agreement, see Note 7.