Form 10-Q
period 2026-03-31
LEXICON PHARMACEUTICALS, INC.
filed 2026-05-07
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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

As of May 4, 2026, 444,196,390 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Lexicon Pharmaceuticals, Inc.

The Lexicon name and logo, INPEFA® and ZYNQUISTA® are registered trademarks of Lexicon Pharmaceuticals, Inc.

——————

Factors Affecting Forward Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Part II, Item 1A. - Risk Factors” and in our annual report on Form 10-K for the year ended December 31, 2025, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.
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

Part I – Financial Information

Item 1.  Financial Statements
Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of March 31,	As of December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$38,089	$34,326
Short-term investments	132,569	61,904
Accounts receivable, net	11,779	2,384
Inventory	276	281
Prepaid expenses and other current assets	3,319	3,000
Total current assets	186,032	101,895
Property and equipment, net	1,753	1,863
Goodwill	44,543	44,543
Operating lease right-of-use-assets	7,123	7,318
Restricted cash	29,000	29,000
Other assets	368	368
Total assets	$268,819	$184,987
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,996	$3,083
Accrued liabilities	6,902	13,189
Current portion of long-term debt	—	4,595
Total current liabilities	9,898	20,867
Long-term debt, net	49,684	49,408
Other long-term liabilities	6,381	7,174
Total liabilities	65,963	77,449
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized 2,712,582 and 2,304,147 shares issued at March 31, 2026 and December 31, 2025, respectively; 408,435 outstanding at March 31, 2026 and none outstanding at December 31, 2025	4	—
Common stock, $0.001 par value; 450,000,000 shares authorized; 425,708,402 and 365,848,216 shares issued, respectively	426	366
Additional paid-in capital	2,224,025	2,129,912
Accumulated deficit	(2,018,626)	(2,017,583)
Accumulated other comprehensive (loss) income	(130)	30
Treasury stock, at cost, 1,933,747 and 2,381,939 shares, respectively	(2,843)	(5,187)
Total stockholders’ equity	202,856	107,538
Total liabilities and stockholders’ equity	$268,819	$184,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net product revenue	$1,090	$1,262
Licensing and milestone revenue	20,000	—
Royalties and other revenue	12	—
Total revenues	21,102	1,262
Operating expenses:
Cost of sales	108	30
Research and development, including stock-based compensation of $1,369 and $1,574, respectively	12,756	15,303
Selling, general and administrative, including stock-based compensation of $1,709 and $1,469	9,234	11,608
Total operating expenses	22,098	26,941
Loss from operations	(996)	(25,679)
Interest and other expense	(1,590)	(1,835)
Interest income and other	1,543	2,219
Net loss	$(1,043)	$(25,295)
Net loss per common share, basic and diluted	$ (—)	$(0.07)

Weighted average common shares outstanding, basic and diluted	400,240	362,073

Other comprehensive loss:
Unrealized loss on investments	(160)	(94)
Comprehensive loss	$(1,203)	$(25,389)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2024	363,020	$363	—	$—	$2,117,325	$(1,967,242)	$119	$(4,615)	$145,950
Stock-based compensation expense	—	—	—	—	3,043	—	—	—	3,043
Issuance of common stock under Equity Incentive Plans	2,540	3	—	—	(3)	—	—	—	—
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(25,295)	—	—	(25,295)
Unrealized loss on investments	—	—	—	—	—	—	(94)	—	(94)
Balance at March 31, 2025	365,560	$366	—	$—	$2,120,365	$(1,992,537)	$25	$(5,187)	$123,032

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2025	365,848	$366	—	$—	$2,129,912	$(2,017,583)	$30	$(5,187)	$107,538
Stock-based compensation expense	—	—	—	—	3,078	—	—	—	3,078
Issuance of preferred stock, net of fees	—	—	408	4	26,544	—	—	—	26,548
Issuance of common stock, net of fees	56,489	57	—	—	69,616	—	—	—	69,673
Issuance of common stock under Equity Incentive Plans	3,371	3	—	—	62	—	—	—	65
Issuance of treasury stock under Equity Incentive Plans	—	—	—	—	(5,187)	—	—	5,187	—
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(2,843)	(2,843)
Net loss	—	—	—	—	—	(1,043)	—	—	(1,043)
Unrealized loss on investments	—	—	—	—	—	—	(160)	—	(160)
Balance at March 31, 2026	425,708	$426	408	$4	$2,224,025	$(2,018,626)	$(130)	$(2,843)	$202,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,043)	$(25,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	176
Stock-based compensation	3,078	3,043
Amortization of debt-related costs	681	401
Accretion of marketable securities purchased at a discount	(562)	(1,326)
Other non-cash adjustments	(581)	(1,540)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(9,395)	1,026
Decrease in inventories	5	30
(Increase) decrease in prepaid expenses and other current assets	(319)	1,213
Decrease in other long-term assets	195	186
Decrease in accounts payable and other liabilities	(6,899)	(21,692)
Net cash used in operating activities	(14,730)	(43,778)
Cash flows from investing activities:
Purchases of investments	(105,960)	(64,971)
Maturities of investments	35,697	105,553
Net cash (used in) provided by investing activities	(70,263)	40,582
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	69,986	—
Proceeds from issuance of preferred stock, net of fees	26,548	—
Proceeds from issuance of common stock for equity incentive plans	65	—
Payments for tax withholding on share-based compensation vesting	(2,843)	(572)
Repayment of debt borrowings	(5,000)	—
Net cash provided by (used in) financing activities	88,756	(572)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,763	(3,768)
Cash, cash equivalents, and restricted cash at beginning of period	63,326	66,656
Cash, cash equivalents, and restricted cash at end of period	$67,089	$62,888

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,477	$2,968

Supplemental disclosure of non-cash investing and financing activities:
Accrued financing costs	$313	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026. For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

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

Significant Accounting Policies. There have been no significant changes to our summary of significant policies discussed in our annual report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements Issued But Not Yet Adopted. In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses, which is effective prospectively for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company is evaluating the impact of adopting ASU 2024-03.

2.           Cash and Cash Equivalents, Restricted Cash and Investments

The fair value of cash and cash equivalents, restricted cash and investments held are as follows:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$38,089	$—	$—	$38,089
Restricted cash	29,000	—	—	29,000
Total cash and cash equivalents and restricted cash	$67,089	$—	$—	$67,089
Securities maturing within one year:
U.S. treasury securities	104,959	2	(82)	104,879
Corporate debt securities	27,739	—	(49)	27,690
Total short-term investments	$132,698	$2	$(131)	$132,569
Total cash and cash equivalents, restricted cash and short-term investments	$199,787	$2	$(131)	$199,658

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$34,326	$—	$—	$34,326
Restricted cash	29,000	—	—	29,000
Total cash and cash equivalents and restricted cash	$63,326	$—	$—	$63,326
Securities maturing within one year:
U.S. treasury securities	39,004	22	—	39,026
Corporate debt securities	22,871	8	(1)	22,878
Total short-term investments	$61,875	$30	$(1)	$61,904
Total cash and cash equivalents, restricted cash and short-term investments	$125,201	$30	$(1)	$125,230

As of March 31, 2026 and December 31, 2025, Lexicon’s investments in an unrealized loss position had an estimated fair value of $123.1 million and $2.5 million, respectively. During the three month period ended March 31, 2026, there were less than $0.1 million in realized gains and no realized losses. There were no realized gains or losses during the three month period ended March 31, 2025.
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

	Assets at Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$38,089	$—	$—	$38,089
Short-term investments	104,879	27,690	—	132,569
Restricted cash	29,000	—	—	29,000
Total cash and cash equivalents, short-term investments and restricted cash	$171,968	$27,690	$—	$199,658

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$34,326	$—	$—	$34,326
Short-term investments	39,026	22,878	—	61,904
Restricted cash	29,000	—	—	$29,000
Total cash and cash equivalents, short-term investments and restricted cash	$102,352	$22,878	$—	$125,230

The carrying amount of prepaid expenses and other assets, accounts payable, and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of the Oxford Term Loans (see Note 6, Debt Obligations) is determined under Level 2 in the fair value hierarchy and approximates carrying value as the loans bear interest at a rate that approximates prevailing market rates for instruments with similar characteristics.

4. Supplemental Financial Information

Property and Equipment.

	Estimated Useful Lives	As of March 31,	As of December 31,
	In Years	2026	2025
		(in thousands)

Computers and software	3-5	$2,003	$2,003
Furniture and fixtures	5-7	389	389
Leasehold improvements	3-7	2,178	2,178
Total property and equipment		4,570	4,570
Less: Accumulated depreciation and amortization		(2,817)	(2,707)
Net property and equipment		$1,753	$1,863

Accrued Liabilities.

	As of March 31,	As of December 31,
	2026	2025
	(in thousands)

Accrued research and development services	$618	$2,932
Accrued compensation and benefits	2,746	6,415
Short-term lease liability	1,642	1,642
Other	1,896	2,200
Total accrued liabilities	$6,902	$13,189

Net Income (Loss) Per Share. Net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Potentially dilutive shares associated with warrants, stock options and restricted stock units totaling 8.7 million and 0.3 million for the three months ended March 31, 2026 and 2025, respectively, and our convertible preferred shares further described in Note 9 were not included in the computation of diluted earnings per share because they are antidilutive due to the Company’s net loss in all periods presented.

5.     Collaborations and Strategic Alliances

Novo Nordisk. In March 2025, the Company entered into an exclusive license agreement with Novo Nordisk A/S (“Novo Nordisk”) for the worldwide development, manufacturing and commercialization of LX9851, the Company’s preclinical drug candidate for obesity and associated cardiometabolic disorders. Under the agreement, the Company received an upfront payment of $45 million in April 2025, achieved the first two development milestones of $10 million each during the three months ended March 2026 and is eligible to receive (a) up to an aggregate of $465 million upon the achievement of additional specified regulatory and commercial launch milestones and (b) up to an aggregate of $475 million upon the achievement of specified sales milestones. The Company is also entitled to tiered, escalating royalties ranging from single-digit to low-double-digit percentages of annual net sales of LX9851, subject to customary royalty reduction provisions.
Viatris. In October 2024, the Company entered into an exclusive license agreement with Viatris Inc. (“Viatris”) for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe (the “Licensed Territory”) pursuant to which the Company received an upfront payment of $25 million. Lexicon also entered into a manufacturing and supply agreement with Viatris pursuant to which Lexicon supplies the development and commercial requirements of sotagliflozin of Viatris, and Viatris pays an agreed upon transfer price for such supply. Lexicon is also eligible to receive (a) up to an aggregate of $12 million upon the achievement of specified regulatory milestones, (b) up to an aggregate of $185 million upon the achievement of specified sales milestones and (c) tiered royalties ranging from low double-digit to upper-teens percentages of annual net sales of sotagliflozin in the Licensed Territory.

For additional information, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

6.          Debt Obligations
Hercules Term Loans. On May 4, 2026, the Company and its subsidiaries entered into a loan and security agreement with Hercules Capital, Inc. and certain of its affiliates (“Hercules”) that provides up to $100 million in borrowing capacity (the “Hercules Term Loans”) available in three tranches, each maturing in May 2030. Monthly interest-only payments are due during an initial 18-month period, which may be extended to 24 months or 30 months if specified performance milestones are achieved. The interest-only period will be followed by an amortization period extending through the maturity date.

The first $55 million tranche was funded at closing. The second $20 million tranche is available for draw at the Company’s option by no later than June 15, 2028, subject to the achievement of specified performance milestones and certain additional timing restrictions. The third $25 million tranche is available for draw at the Company’s option, subject to Hercules’s consent, at any time prior to the expiration of the interest-only payment period. The Hercules Term Loans bear interest at a floating rate equal to the prime rate plus 3.10%, but not less than 9.85%.

The Company may prepay the Hercules Term Loans in whole or in part at its option at any time. Any prepayment of the Hercules Term Loans is subject to prepayment fees equal to 3.0% of the outstanding principal being repaid, subject to a declining scale depending on when prepayment occurs relative to the applicable closing date. A final payment equal to 6.25% of the amount funded under the Hercules Term Loans is due upon prepayment or maturity.

The Company’s obligations under the Hercules Term Loans are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. Financial covenants include (a) a minimum cash covenant beginning on June 1, 2027, which will be extended to January 1, 2028 upon achievement of specified performance milestones and waived at any time the Company meets specified market capitalization requirements and (b) a minimum revenue covenant relating to net sales of its products beginning only at specified times after the Company draws the second or third tranche, which will be waived at any time the Company meets specified minimum cash and/or market capitalization requirements.

In connection with the loan and security agreement, the Company agreed to grant Hercules warrants to purchase a number of shares of its common stock equal to 2% of the aggregate principal amount of the Hercules Term Loans made and funded under the loan and security agreement at an exercise price of $1.59 per share. Concurrent with the funding of the first tranche, the Company granted Hercules warrants to purchase 691,823 shares of its common stock. Upon funding of the second and third tranches, the Company will grant Hercules warrants to purchase an additional 251,572 and 314,465 shares of its common stock, respectively. The warrants are exercisable for a five-year period from the date of issuance and feature a net cashless exercise provision.

Oxford Term Loans. Concurrent with its execution of the loan and security agreement with Hercules, the Company repaid all amounts due under its loan and security agreement with Oxford Finance LLC and the lenders listed therein (“Oxford”), under which $100 million had been funded from inception through March 31, 2026 (the “Oxford Term Loans”). In April 2025, the Company repaid $45 million to Oxford, including pro-rata final payment exit fees equal to 7% of the amount funded under the Oxford Term Loans. In December 2025 and February 2026, the Company repaid an additional $3 million and $5 million to Oxford, respectively, including a pro-rata portion of the final payment exit fees.

Under the Oxford loan and security agreement, the Oxford Term Loans were subject to a floating interest rate based on the sum of (a) the 1-month CME Term Secured Overnight Financing Rate (SOFR), (b) 0.10%, and (c) 7.90% for the first and second $25 million tranches and 7.00% for the third $50 million tranche. For the quarter ended March 31, 2026, the weighted average interest rate of the Oxford Term Loans was 11.2%.
As of March 31, 2026, the Company reflected the carrying value of the Oxford Term Loans of $49.7 million in long-term debt on the condensed consolidated balance sheet as a result of its execution of the loan and security agreement with Hercules. The carrying value above reflects an unamortized discount of $4.3 million to the face value of long-term debt related to debt issuance costs, the final payment exit fee, and the warrant fair value described below, which are amortized into interest and other expense.
Under the Oxford loan and security agreement, among other covenants, the Company was subject to a financial covenant requiring it to maintain a minimum balance of unrestricted cash, cash equivalents, short-term investments, and restricted cash, including a required minimum amount of $29 million to be maintained in a blocked account, in an amount equal to not less than the greater of (a) fifty percent (50%) of the outstanding principal amount of the Oxford Term Loans and (b) the required minimum amount of $29 million. As of March 31, 2026, the Company reflected the $29 million minimum cash in the blocked account as restricted cash on the condensed consolidated balance sheet. The Company was in compliance with its debt covenants as of March 31, 2026.
For additional information on the Company’s long-term debt obligations, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Lexicon’s operating leases include leases of office space in The Woodlands, Texas and Bridgewater, New Jersey that will expire in January 2031 and January 2034, respectively. As of March 31, 2026 and December 31, 2025, the right-of-use assets for the office space leases of $7.1 million and $7.3 million, respectively, are separately included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current liabilities relating to the leases are included in accrued liabilities in the condensed consolidated balance sheet (as further described in Note 4) and long-term operating lease liabilities of $6.4 million and $6.6 million, respectively, as of March 31, 2026 and December 31, 2025 are included in other long-term liabilities in the condensed consolidated balance sheet.

During the three months ended March 31, 2026 and 2025, the Company incurred lease expense of $0.5 million and $0.4 million, respectively. During the three months ended March 31, 2026 and 2025, the Company made cash payments for lease liabilities of $0.4 million and $0.3 million, respectively. As of March 31, 2026 and December 31, 2025, the weighted-average remaining lease terms were 6.7 and 7.0 years, respectively, with weighted-average discount rates of 10.5% for each year.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at March 31, 2026:

(in thousands)
2026	$1,223
2027	1,683
2028	1,718
2029	1,753
2030	1,863
Thereafter	2,979
Total undiscounted operating lease liability	11,219
Less: amount of lease payments representing interest	(3,196)
Present value of future lease payments	8,023
Less: short-term operating lease liability	(1,642)
Long-term operating lease liability	$6,381

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

8.     Equity Incentive Awards

Stock-Based Compensation.  The Company has stockholder-approved equity incentive plans that permit the grant of stock options, restricted stock units, and other stock-based awards to employees, directors, and consultants of the Company. Compensation expense related to stock options and restricted stock units (“RSUs”) is determined based on the fair value of the award on the date of the grant and is recognized on a straight-line basis over the vesting period in which an employee is required to provide service. Compensation expense for the three months ended March 31, 2026 and 2025 of $3.1 million and $3.0 million, respectively, is recorded separately in research and development expense and selling, general, and administrative expense as noted on the Company’s condensed consolidated statements of comprehensive loss.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for stock options granted in the three months ended March 31, 2026 and 2025:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
Three Months Ended March 31, 2026
Employees(1)	—%	—%	—	—%
Officers and non-employee directors	104%	3.8%	6	—%
Three Months Ended March 31, 2025
Employees(1)	—%	—%	—	—%
Officers and non-employee directors	115%	4.3%	6	—%
(1) For the three months ended March 31, 2026 and 2025, there were no stock options granted to non-officer employees.

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans:

	Stock Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2025	20,738	$1.96
Granted	4,929	1.37
Exercised	(94)	0.70
Expired	(184)	8.24
Forfeited	(107)	2.31
Outstanding at March 31, 2026	25,282	1.80
Exercisable at March 31, 2026	10,239	$2.78

The following is a summary of restricted stock unit activity under Lexicon’s stock-based compensation plans:

	RSU’s	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2025	15,469	$0.96
Granted	6,488	1.37
Vested	(5,659)	1.16
Forfeited	(142)	0.70
Outstanding at March 31, 2026	16,156	$1.06

During the three months ended March 31, 2026, the Company issued treasury shares totaling $5.2 million in lieu of issuing additional authorized common shares in order to satisfy the annual vesting of restricted stock units for its employees and officers.

9.     Other Capital Agreements

2026 Common and Series B Preferred Stock Issuance. In February 2026, Lexicon sold 34,089,403 shares of its common stock in an underwritten public offering for $1.30 per share resulting in net proceeds of approximately $40.6 million (after deducting underwriting discounts and commissions and other offering expenses).

Concurrent with the underwritten public offering, Lexicon sold to certain affiliates of Invus, L.P. in a concurrent private placement (a) 22,400,000 shares of its common stock for $1.30 per share and (b) 408,434.70 shares of its Series B Convertible Preferred Stock for $65.00 per share, which were convertible into 20,421,735 shares of common stock, resulting in aggregate gross proceeds of approximately $55.6 million.

In April 2026, following the approval by the Company’s shareholders of the Seventh Amended and Restated Certificate of Incorporation which increased the total authorized shares of common stock from 450,000,000 to 900,000,000 and the filing and acceptance of the Seventh Amended and Restated Certificate of Incorporation by the Secretary of State of Delaware, each share of preferred stock was converted into 50 shares of common stock at par value, or 20,421,735 shares in the aggregate.

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

The CEO evaluates single-segment consolidated financial information against budget for purposes of making operating decisions, planning and forecasting for future periods, and deciding the level of investment in the Company’s various operating activities and other capital allocation activities. The CODM assesses financial performance based on consolidated net loss (as reported on the consolidated statement of comprehensive loss). The CEO also uses consolidated cash and cash equivalents and short-term investments (which can be found on our Consolidated Balance Sheets) as a measure of segment assets for allocating resources.

Summary of segment net loss, including segment expenses were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenues:
Net product revenue	$1,090	$1,262
Licensing and milestone revenue	20,000	—
Royalties and other revenue	12	—
Total revenues	21,102	1,262
Operating expenses:
Cost of sales	108	30
Research and development	11,387	13,609
Sales and marketing	1,081	2,674
General and administrative	6,444	7,826
Other segment expense (1)	3,078	2,802
Total operating expenses	22,098	26,941
Loss from operations	(996)	(25,679)
Interest and other expense	(1,590)	(1,835)
Interest income and other	1,543	2,219
Net loss	$(1,043)	$(25,295)

(1) For the three months ended March 31, 2026, other segment expense includes stock compensation of (i) $1.4 million related to research and development personnel and (ii) $1.7 million related to general and administrative personnel. For the three months ended March 31, 2025, other segment expense primarily includes, among other items, stock compensation of (i) $1.6 million related to research and development personnel, (ii) $0.04 million related to sales and marketing personnel and (iii) $1.4 million related to general and administrative personnel.

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

•We developed LX9851, an orally-delivered small molecule drug candidate, as a treatment for obesity and associated cardiometabolic disorders. We have granted Novo Nordisk an exclusive, worldwide, royalty-bearing license to develop, manufacture and commercialize LX9851 and Novo Nordisk is currently conducting Phase 1 development.

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

Since our inception, we have incurred significant losses and, as of March 31, 2026, we had an accumulated deficit of approximately $2.0 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research and material costs related to our nonclinical efforts and clinical trials, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

Critical Accounting Policies
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make judgments, estimates and assumptions in the preparation of our condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  We believe there have been no significant changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations

Revenues

Revenues were $21.1 million and $1.3 million, respectively, for the three months ended March 31, 2026 and 2025. Revenues for the three months ended March 31, 2026 included $20.0 million in development milestone revenue recognized from the Novo Nordisk licensing agreement. See Note 5, Collaborations and Strategic Alliances, for further information. Total revenues for each of the periods presented also include product revenues from sales of INPEFA.

Cost of Sales

Cost of sales during the three months ended March 31, 2026 and 2025 were $0.1 million and $0.03 million, respectively, and primarily consist of third-party manufacturing costs and freight associated with sales of INPEFA. Prior to receiving regulatory approval of INPEFA in May 2023, we had completed or begun the manufacturing of certain INPEFA raw materials. These raw materials were either received at “zero-cost” to us in conjunction with a terminated agreement in 2019 or recorded as research and development expense. Based on our expectations for future manufacturing costs, we estimate these amounts totaled approximately $39.0 million. We began capitalizing inventory manufactured subsequent to regulatory approval of INPEFA as the related costs were expected to be recoverable through the commercialization of the product. At March 31, 2026, substantially all of the “zero-cost” INPEFA raw materials remains available to us. However, the time period over which this inventory is consumed will depend on a number of factors, including the amount of future INPEFA sales, use of this inventory to satisfy manufacturing and supply agreements associated with strategic alliances (for further information, see our Annual Report on Form 10-K for the year ended December 31, 2025) or in clinical development or other research activities, production lead times, and/or the ability to utilize inventory prior to its expiration date. Any future sales of INPEFA will utilize this “zero-cost” inventory and will result in a lower average per unit cost of materials during that period. We estimate our cost of goods sold as a percentage of net product revenue will be less than 10% subsequent to the utilization of all of the remaining “zero-cost” inventory.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding period in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2026	2025
Total research and development expense	$12.8	$15.3
Dollar decrease	$(2.5)
Percentage decrease	(16)%
Research and development expenses consist primarily of third-party services primarily including external research costs related to our nonclinical and clinical efforts and material costs, salaries and related personnel costs, stock-based compensation and facilities, equipment and other costs related to our drug discovery and development programs each of which are described below.

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing. Overall, third-party services for the three months ended March 31, 2026 decreased 29% to $5.7 million from $8.0 million as compared to the corresponding period in 2025 primarily driven by lower clinical and preclinical external research expense associated with our current drug candidates.

•Personnel – Salaries, bonuses, employee benefits, payroll taxes and recruiting costs are included in personnel costs. Personnel costs for the three months ended March 31, 2026 decreased 2% to $4.3 million from $4.4 million as compared to the corresponding period in 2025.

•Stock-based compensation – Stock-based compensation expenses for the three months ended March 31, 2026 decreased 13% to $1.4 million from $1.6 million as compared to the corresponding period in 2025.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended March 31, 2026 increased 8% to $1.4 million from $1.3 million as compared to the corresponding period in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended March 31,
	2026	2025
Total selling, general and administrative expense	$9.2	$11.6
Dollar decrease	$(2.4)
Percentage decrease	(21)%
Selling, general and administrative expenses consist primarily of personnel costs to support the continued commercialization of INPEFA and support of our research and development activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment and other costs, each of which are described further below.

•Personnel – Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs. Personnel costs for the three months ended March 31, 2026 decreased 38% to $3.1 million from $5.0 million as compared to the corresponding period in 2025, primarily due to decreased headcount.

•Professional and consulting fees – Professional and consulting fees for the three months ended March 31, 2026 decreased 21% to $3.1 million from $3.9 million as compared to the corresponding period in 2025, primarily due to lower marketing costs.

•Stock-based compensation – Stock-based compensation expenses for the three months ended March 31, 2026 increased 13% to $1.7 million from $1.5 million as compared to the corresponding period in 2025.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended March 31, 2026 increased 8% to $1.3 million from $1.2 million as compared to the corresponding period in 2025.

Interest and Other Expense
Interest and Other Expense. Interest on the outstanding debt principal, amortization/accretion of debt issuance cost and discount and other related items are included in interest and other expense. Interest and other expense for the three months ended March 31, 2026 decreased to $1.6 million from $1.8 million as compared to the corresponding period in 2025 reflecting the repayment of $3 million and $5 million to Oxford, our lenders, in December 2025 and February 2026, respectively.

Interest Income and Other
Interest Income and Other. Interest earned on cash, cash equivalents and short-term investments is included in interest income and other. Interest income and other for the three months ended March 31, 2026 decreased to $1.5 million from $2.2 million as compared to the corresponding period in 2025.

Net Loss and Net Loss per Common Share
Net loss was $1.0 million, or less than $0.01 per share, in the three months ended March 31, 2026 as compared to a net loss of $25.3 million, or $0.07 per share, in the corresponding period in 2025.
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
As of March 31, 2026 and December 31, 2025, total cash, cash equivalents, short-term investments and restricted cash were $199.7 million and $125.2 million, respectively. These balances include $29 million in restricted cash as further described below. We used cash of $14.7 million from operations in the three months ended March 31, 2026, primarily reflective of the net loss for the period of $1.0 million (which included total non-cash stock-based compensation expense of $3.1 million) and working capital changes. Investing activities used cash of $70.3 million in the three months ended March 31, 2026, primarily due to net purchases of investments. Financing activities provided cash of $88.8 million, primarily due to the common and preferred stock issuance as further described below.

Common and Preferred Stock Issuance. In February 2026, we received approximately $96.5 million in net cash proceeds from the issuance of our common and preferred stock as follows:

•34,089,403 shares of our common stock sold in an underwritten public offering for $1.30 per share, resulting in net cash proceeds of approximately $40.9 million (after deducting underwriting discounts and commissions and other offering expenses); and

•22,400,000 shares of our common stock and 408,434.7 shares of our Series B Convertible Preferred Stock sold to affiliates of Invus, L.P. for $1.30 per share and $65.00 per share, respectively, resulting in aggregate gross cash proceeds of $55.6 million. In April 2026, each share of preferred stock was converted into 50 shares of our common stock, or into 20,421,735 shares in the aggregate following the satisfaction of certain conditions.

For further details, please see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Open Market Sale Agreement. In December 2023, we entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of our common stock having an aggregate sales price of up to $75 million from time to time through Jefferies as sales agent. As of March 31, 2026, the full amount is still available for issuance under the agreement.
Financing Obligations. On May 4, 2026, we entered into a loan and security agreement with Hercules Capital, Inc. and certain of its affiliates that provides up to $100 million in borrowing capacity available in three tranches, each maturing in May 2030. Monthly interest-only payments are due during an initial 18-month period, which may be extended to 24 or 30 months if specified performance milestones are achieved. The interest-only period will be followed by an amortization period extending through the maturity date.
The first $55 million tranche was funded at closing. The second $20 million tranche is available for draw at our option by no later than June 15, 2028, subject to the achievement of specified performance milestones and certain additional timing restrictions. The third $25 million tranche is available for draw at our option, subject to Hercules’s consent, at any time prior to the expiration of the interest-only payment period. The amounts funded under the Hercules term loans bear interest at a floating rate equal to the prime rate plus 3.10%, but not less than 9.85%.

We may prepay the Hercules term loans in whole or in part at our option at any time. Any prepayment of the Hercules term loans is subject to prepayment fees equal to 3.0% of the outstanding principal being repaid, subject to a declining scale depending on when prepayment occurs relative to the applicable closing date. A final payment equal to 6.25% of the amount funded under the Hercules term loans is due upon prepayment or maturity.

Our obligations under the Hercules term loans are secured by a first lien security interest in all of our assets. Financial covenants include (a) a minimum cash covenant beginning on June 1, 2027, which will be extended to January 1, 2028 upon achievement of specified performance milestones and waived at any time we meet specified market capitalization requirements and (b) a minimum revenue covenant relating to net sales of our products beginning only at specified times after we draw the second or third tranche, which will be waived at any time we meet specified minimum cash and/or market capitalization requirements.

Concurrent with our execution of the loan and security agreement with Hercules, we repaid all amounts due under our previous loan and security agreement with Oxford Finance LLC, under which $100 million had been funded from inception through March 31, 2026. In April 2025, we repaid $45 million to Oxford, including pro-rata final payment exit fees equal to 7% of the amount funded under the Oxford term loans. In December 2025 and February 2026, we repaid an additional $3 million and $5 million to Oxford, respectively, including a pro-rata portion of the final payment exit fees.

Under the Oxford loan and security agreement, we were subject to a financial covenant requiring us to maintain a minimum balance of unrestricted cash, cash equivalents, short-term investments, and restricted cash, including a required minimum amount of $29 million to be maintained in a blocked account, in an amount equal to not less than the greater of (a) fifty percent (50%) of the outstanding principal amount of the Oxford Term Loans and (b) the required minimum amount of $29 million. As of March 31, 2026, we maintained $29 million in the blocked account and were in compliance with our debt covenants under the Oxford loan and security agreement.

Collaborations and Strategic Alliances.
In March 2025, we entered into an exclusive license agreement with Novo Nordisk A/S for the worldwide development, manufacture and commercialization of LX9851, our preclinical drug candidate for obesity and associated cardiometabolic disorders, pursuant to which we received an upfront payment of $45 million in April 2025 and development milestone payments of $10 million each in February and April 2026. For additional information on our exclusive license agreement with Novo Nordisk, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

In October 2024, we entered into an exclusive license agreement with Viatris for the development and commercialization of sotagliflozin in all markets outside of the United States and Europe, pursuant to which we received an upfront payment of $25 million. For additional information on our exclusive license agreement with Viatris, please refer to Note 5 of the Notes to Condensed Consolidated Financial Statements.

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
Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We had approximately $199.7 million in cash and cash equivalents, short-term investments and restricted cash as of March 31, 2026. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.
As of March 31, 2026, we are subject to interest rate sensitivity on our outstanding Oxford Term Loans which bear interest at a floating rate equal to the 1-month CME Term SOFR rate. For further details see Note 6 of the Notes to Condensed Consolidated Financial Statements.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Changes in government trade policies including tariffs, sanctions and trade barriers could disrupt our supply chain or increase the costs of our clinical and commercial supply, negatively impacting our ability to conduct our clinical and commercial operations, price our commercial product competitively and conduct clinical development in a cost effective manner.

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

•If we are unable to meet Nasdaq continued listing requirements in the future, including minimum trading price, Nasdaq may take action to delist our common stock.

For additional discussion of the risks and uncertainties that affect our business, see “Item 1A. Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our purchases of shares of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1-31, 2026	—		$—		—	—
February 1-28, 2026	1,933,747	(1)	$1.47	(2)	—	—
March 1-31, 2026	—		$—		—	—

(1)     Represents shares retained by us in satisfaction of the tax withholding obligations of recipients of restricted stock units granted in February 2023, February 2024 and February 2025 under our 2017 Equity Incentive Plan with respect to the vesting of such restricted stock units.

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
Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Lexicon Pharmaceuticals, Inc.

Date:	May 7, 2026	By:	/s/ Michael S. Exton
Michael S. Exton, Ph.D.
Chief Executive Officer

Date:	May 7, 2026	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer