Form 10-Q
period 2026-06-30
LEXICON PHARMACEUTICALS, INC.
filed 2026-08-06
CIK 1062822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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

As of August 3, 2026, 444,955,934 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

Part I – Financial Information

Item 1.  Financial Statements
Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	As of June 30,	As of December 31,
	2026	2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$40,924	$34,326
Short-term investments	149,686	61,904
Accounts receivable, net	1,643	2,384
Inventory	1,196	281
Prepaid expenses and other current assets	3,128	3,000
Total current assets	196,577	101,895
Property and equipment, net	1,651	1,863
Goodwill	44,543	44,543
Operating lease right-of-use-assets	6,921	7,318
Restricted cash	—	29,000
Other assets	368	368
Total assets	$250,060	$184,987
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,343	$3,083
Accrued liabilities	12,363	13,189
Current portion of long-term debt	—	4,595
Total current liabilities	14,706	20,867
Long-term debt, net	51,437	49,408
Other long-term liabilities	9,392	7,174
Total liabilities	75,535	77,449
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized 2,712,582 and 2,304,147 shares issued at June 30, 2026 and December 31, 2025, respectively; none outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 900,000,000 shares authorized at June 30, 2026; 446,870,629 and 365,848,216 shares issued, respectively	447	366
Additional paid-in capital	2,227,526	2,129,912
Accumulated deficit	(2,050,401)	(2,017,583)
Accumulated other comprehensive (loss) income	(204)	30
Treasury stock, at cost, 1,933,747 and 2,381,939 shares, respectively	(2,843)	(5,187)
Total stockholders’ equity	174,525	107,538
Total liabilities and stockholders’ equity	$250,060	$184,987
The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net product revenue	$680	$1,322	$1,770	$2,584
Licensing and milestone revenue	—	27,544	20,000	27,544
Royalties and other revenue	12	—	24	—
Total revenues	692	28,866	21,794	30,128
Operating expenses:
Cost of sales	39	33	147	63
Research and development, including stock-based compensation of $1,384, $1,620, $2,753, and $3,194 respectively	17,443	15,747	30,199	31,050
Selling, general and administrative, including stock-based compensation of $1,952, $1,575, $3,661, and $3,044 respectively	9,750	9,350	18,984	20,958
Total operating expenses	27,232	25,130	49,330	52,071
(Loss) income from operations	(26,540)	3,736	(27,536)	(21,943)
Interest and other expense	(2,609)	(2,318)	(4,199)	(4,153)
Interest and other income	1,723	1,834	3,266	4,053
Loss on early extinguishment of debt	(4,349)	—	(4,349)	—
Net (loss) income	$(31,775)	$3,252	$(32,818)	$(22,043)
Net (loss) income per common share, basic	$(0.07)	$0.01	$(0.08)	$(0.06)
Net (loss) income per common share, diluted	$(0.07)	$0.01	$(0.08)	$(0.06)

Weighted average common shares outstanding, basic	437,653	363,294	419,050	362,687
Weighted average common shares outstanding, diluted	437,653	363,570	419,050	362,687

Other comprehensive (loss) income:
Unrealized loss on investments	(74)	(39)	(234)	(133)
Comprehensive (loss) income	$(31,849)	$3,213	$(33,052)	$(22,176)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2024	363,020	$363	—	$—	$2,117,325	$(1,967,242)	$119	$(4,615)	$145,950
Stock-based compensation expense	—	—	—	—	3,043	—	—	—	3,043
Issuance of common stock under Equity Incentive Plans	2,540	3	—	—	(3)	—	—	—	—
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(572)	(572)
Net loss	—	—	—	—	—	(25,295)	—	—	(25,295)
Unrealized loss on investments	—	—	—	—	—	—	(94)	—	(94)
Balance at March 31, 2025	365,560	$366	—	$—	$2,120,365	$(1,992,537)	$25	$(5,187)	$123,032
Stock-based compensation expense	—	—	—	—	3,195	—	—	—	3,195
Issuance of common stock under Equity Incentive Plans	221	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,252	—	—	3,252
Unrealized loss on investments	—	—	—	—	—	—	(39)	—	(39)
Balance at June 30, 2025	365,781	$366	—	$—	$2,123,560	$(1,989,285)	$(14)	$(5,187)	$129,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Preferred Stock		Additional		Accumulated Other
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2025	365,848	$366	—	$—	$2,129,912	$(2,017,583)	$30	$(5,187)	$107,538
Stock-based compensation expense	—	—	—	—	3,078	—	—	—	3,078
Issuance of preferred stock, net of fees	—	—	408	4	26,544	—	—	—	26,548
Issuance of common stock, net of fees	56,489	57	—	—	69,616	—	—	—	69,673
Issuance of common stock under Equity Incentive Plans	3,371	3	—	—	62	—	—	—	65
Issuance of treasury stock under Equity Incentive Plans	—	—	—	—	(5,187)	—	—	5,187	—
Payments for tax withholding on share-based compensation vesting	—	—	—	—	—	—	—	(2,843)	(2,843)
Net loss	—	—	—	—	—	(1,043)	—	—	(1,043)
Unrealized loss on investments	—	—	—	—	—	—	(160)	—	(160)
Balance at March 31, 2026	425,708	$426	408	$4	$2,224,025	$(2,018,626)	$(130)	$(2,843)	$202,856
Stock-based compensation expense	—	—	—	—	3,336	—	—	—	3,336
Fees related to issuance of common stock	—	—	—	—	(50)	—	—	—	(50)
Issuance of common stock under Equity Incentive Plans	741	1	—	—	231	—	—	—	232
Conversion of preferred stock to common stock	20,422	20	(408)	(4)	(16)				—
Net loss	—	—	—	—	—	(31,775)	—	—	(31,775)
Unrealized loss on investments	—	—	—	—	—	—	(74)	—	(74)
Balance at June 30, 2026	446,871	$447	—	$—	$2,227,526	$(2,050,401)	$(204)	$(2,843)	$174,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(32,818)	$(22,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212	352
Stock-based compensation	6,414	6,238
Amortization of debt-related costs	1,213	803
Loss on early extinguishment of debt	4,349	—
Accretion of marketable securities purchased at a discount	(1,292)	(2,540)
Other non-cash adjustments	(99)	(1,561)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	741	1,290
(Increase) decrease in inventories	(915)	63
(Increase) decrease in prepaid expenses and other current assets	(128)	806
Decrease in other long-term assets	397	376
Decrease in accounts payable and other liabilities	(1,996)	(10,569)
Net cash used in operating activities	(23,922)	(26,785)
Cash flows from investing activities:
Purchases of investments	(163,221)	(90,943)
Maturities of investments	76,497	147,008
Net cash (used in) provided by investing activities	(86,724)	56,065
Cash flows from financing activities:
Proceeds from issuance of common stock, net of fees	70,777	—
Proceeds from issuance of preferred stock, net of fees	26,548	—
Proceeds from issuance of common stock for equity incentive plans	297	—
Payments for tax withholding on share-based compensation vesting	(2,843)	(572)
Proceeds from debt borrowings	55,000	—
Repayment of debt borrowings	(59,261)	(45,000)
Payment of financing fees	(2,274)	—
Net cash provided by (used in) financing activities	88,244	(45,572)
Net decrease in cash, cash equivalents and restricted cash	(22,402)	(16,292)
Cash, cash equivalents, and restricted cash at beginning of period	63,326	66,656
Cash, cash equivalents, and restricted cash at end of period	$40,924	$50,364

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,606	$4,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Lexicon Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of Lexicon Pharmaceuticals, Inc. (“Lexicon” or the “Company”) include the accounts of Lexicon and its wholly-owned subsidiaries. Intercompany transactions and balances are eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ended December 31, 2026. For further information, refer to the financial statements and footnotes thereto included in Lexicon’s annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

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

2.           Cash and Cash Equivalents, Restricted Cash and Investments

The fair value of cash and cash equivalents, restricted cash and investments held are as follows:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$40,925	$—	$(1)	$40,924
Securities maturing within one year:
U.S. treasury securities	116,967	—	(142)	116,825
Corporate debt securities	32,922	—	(61)	32,861
Total short-term investments	$149,889	$—	$(203)	$149,686
Total cash and cash equivalents and short-term investments	$190,814	$—	$(204)	$190,610

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Cash and cash equivalents	$34,326	$—	$—	$34,326
Restricted cash	29,000	—	—	29,000
Total cash and cash equivalents and restricted cash	$63,326	$—	$—	$63,326
Securities maturing within one year:
U.S. treasury securities	39,004	22	—	39,026
Corporate debt securities	22,871	8	(1)	22,878
Total short-term investments	$61,875	$30	$(1)	$61,904
Total cash and cash equivalents, restricted cash and short-term investments	$125,201	$30	$(1)	$125,230

As of June 30, 2026 and December 31, 2025, Lexicon’s investments in an unrealized loss position had an estimated fair value of $153.7 million and $2.5 million, respectively. During the six month period ended June 30, 2026, there were less than $0.1 million in realized gains and no realized losses. There were no realized gains or losses during the six month period ended June 30, 2025.
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

	Assets at Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$40,924	$—	$—	$40,924
Short-term investments	116,825	32,861	—	149,686
Total cash and cash equivalents and short-term investments	$157,749	$32,861	$—	$190,610

	Assets at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)

Cash and cash equivalents	$34,326	$—	$—	$34,326
Short-term investments	39,026	22,878	—	61,904
Restricted cash	29,000	—	—	$29,000
Total cash and cash equivalents, short-term investments and restricted cash	$102,352	$22,878	$—	$125,230

The carrying amount of prepaid expenses and other assets, accounts payable, and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The fair value of the Hercules Term Loan is determined under Level 2 in the fair value hierarchy and approximates carrying value as the loan bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics. See Note 6, Debt Obligations for a further discussion of our debt and related instruments.

4. Supplemental Financial Information

Property and Equipment.

	Estimated Useful Lives	As of June 30,	As of December 31,
	In Years	2026	2025
		(in thousands)

Computers and software	3-5	$2,003	$2,003
Furniture and fixtures	5-7	389	389
Leasehold improvements	3-7	2,178	2,178
Total property and equipment		4,570	4,570
Less: Accumulated depreciation and amortization		(2,919)	(2,707)
Net property and equipment		$1,651	$1,863

Accrued Liabilities.

	As of June 30,	As of December 31,
	2026	2025
	(in thousands)

Accrued research and development services	$4,149	$2,932
Accrued compensation and benefits	3,896	6,415
Short-term lease liability	1,642	1,642
Other	2,676	2,200
Total accrued liabilities	$12,363	$13,189

Net Income (Loss) Per Share. Net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding. Potentially dilutive shares associated with warrants, stock options and restricted stock units totaling 10.6 million and 9.8 million for the three and six months ended June 30, 2026, and totaling 0.1 million for the six months ended June 30, 2025, and our convertible preferred shares further described in Note 9 were not included in the computation of diluted earnings per share because they are antidilutive due to the Company’s net loss in the periods presented.

5.     Collaborations and Strategic Alliances

Novo Nordisk. In March 2025, the Company entered into an exclusive license agreement with Novo Nordisk A/S (“Novo Nordisk”) for the worldwide development, manufacturing and commercialization of LX9851, the Company’s preclinical drug candidate for obesity and associated cardiometabolic disorders. Under the agreement, the Company received an upfront payment of $45 million in April 2025, achieved the first two development milestones totaling $20 million in the first quarter of 2026 and is eligible to receive (a) up to an aggregate of $465 million upon the achievement of additional specified regulatory and commercial launch milestones and (b) up to an aggregate of $475 million upon the achievement of specified sales milestones. The Company is also entitled to tiered, escalating royalties ranging from single-digit to low-double-digit percentages of annual net sales of LX9851, subject to customary royalty reduction provisions.
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

6.          Debt Obligations
Hercules Term Loan. In May 2026, the Company and its subsidiaries entered into a loan and security agreement with Hercules Capital, Inc. and certain of its affiliates (“Hercules”) that provides up to $100 million in borrowing capacity (the “Hercules Term Loan”) available in three tranches, each maturing in May 2030. The first $55 million tranche was funded at closing. The second $20 million tranche is available for draw at the Company’s option by no later than June 15, 2028, subject to the achievement of specified performance milestones and certain additional timing restrictions. The third $25 million tranche is available for draw at the Company’s option, subject to Hercules’s consent, at any time prior to the expiration of the interest-only payment period.

A final payment (equal to 6.25% of the amount funded under the Hercules Term Loan), is due upon prepayment or maturity of the loan. Additionally, the Company may prepay the Hercules Term Loan in whole or in part at its option at any time. Any prepayment of the Hercules Term Loan is subject to prepayment fees initially equal to 3.0% of the outstanding principal being repaid, subject to a declining scale depending on when prepayment occurs relative to the applicable closing date.

Warrants. In connection with the loan and security agreement, the Company agreed to grant Hercules warrants to purchase a number of shares of its common stock equal to 2% of the aggregate principal amount of the Hercules Term Loan made and funded under the loan and security agreement at an exercise price of $1.59 per share. Concurrent with the funding of the first tranche, the Company granted Hercules warrants to purchase 691,823 shares of its common stock. Upon funding of the second and third tranches, the Company will grant Hercules warrants to purchase an additional 251,572 and 314,465 shares of its common stock, respectively. The warrants are exercisable for a five-year period from the date of issuance.

The Company used the Black-Scholes model to calculate the fair value of the warrants which are reflected in other long-term liabilities on the consolidated balance sheet and reduced the initial carrying value of long-term debt. The fair value was recorded using assumptions of stock price volatility, the expected life of the warrants and the fair value of the common stock underlying the warrants, among other assumptions and will be remeasured each reporting period with changes in fair value recorded in the condensed consolidated statement of comprehensive loss within interest and other expense.

Interest, Principal Payments, and Carrying Value of Debt. Monthly interest-only payments are due during an initial 18-month period, which may be extended to 24 months or 30 months if specified performance milestones are achieved. The interest-only period will be followed by an amortization period extending through the maturity date. The Hercules Term Loan bears interest at a floating rate equal to the prime rate plus 3.10%, but not less than 9.85%. For the quarter ended June 30, 2026, the interest rate of the Hercules Term Loan was 9.85%.

Payments of $3.5 million, $21.3 million, $21.3 million and $12.3 million, including debt principal and the final payment noted above, will be during the fiscal years ended December 31, 2027, December 31, 2028, December 31, 2029 and December 31, 2030, respectively.

As of June 30, 2026, the carrying value of the Hercules Term Loan in long-term debt on the condensed consolidated balance sheet was $51.4 million primarily reflecting the unamortized balance of debt issuance costs and discounts totaling $3.7 million, which are being amortized into interest and other expense over the life of the loan.
Restrictive Provisions/Covenants. The Company’s obligations under the Hercules Term Loan are secured by a first lien security interest in all of the assets of the Company and its subsidiaries. Financial covenants include (a) a minimum cash covenant beginning on June 1, 2027, which will be extended to January 1, 2028 upon achievement of specified performance milestones and waived at any time the Company meets specified market capitalization requirements and (b) a minimum revenue covenant relating to net sales of its products beginning only at specified times after the Company draws the second or third tranche, which will be waived at any time the Company meets specified minimum cash and/or market capitalization requirements. The Company was in compliance with its debt covenants as of June 30, 2026.
Oxford Term Loans. Concurrent with its execution of the loan and security agreement with Hercules in May 2026, the Company repaid the remaining $54.3 million (including pro-rata final payment exit fees equal to 7% of the amount funded) under the Oxford Term Loans. In April 2025, December 2025 and February 2026, the Company repaid $45 million, $3 million and $5 million to Oxford, respectively, including pro-rata final payment exit fees equal to 7% of the amount funded under the Oxford Term Loans. In connection with the repayment of the Oxford term loans in May 2026, the Company recorded a loss on early extinguishment of debt of $4.3 million and is no longer subject to the $29 million minimum restricted cash requirement.

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

Lexicon’s operating leases include leases of office space in The Woodlands, Texas and Bridgewater, New Jersey that will expire in January 2031 and January 2034, respectively. As of June 30, 2026 and December 31, 2025, the right-of-use assets for the office space leases of $6.9 million and $7.3 million, respectively, are separately included in operating lease right-of-use-assets in the condensed consolidated balance sheet. Current liabilities relating to the leases are included in accrued liabilities in the condensed consolidated balance sheet (as further described in Note 4) and long-term operating lease liabilities of

$6.2 million and $6.6 million, respectively, as of June 30, 2026 and December 31, 2025 are included in other long-term liabilities in the condensed consolidated balance sheet.

During the three months ended June 30, 2026 and 2025, the Company incurred lease expense of $0.5 million and $0.4 million, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred lease expense of $1.0 million and $0.8 million, respectively. During the six months ended June 30, 2026 and 2025, the Company made cash payments for lease liabilities of $0.9 million and $0.7 million, respectively. As of June 30, 2026 and December 31, 2025, the weighted-average remaining lease terms were 6.5 years and 7.0 years, respectively, with weighted-average discount rates of 10.5% for each year.

The following table reconciles the undiscounted cash flows of the operating lease liability to the recorded lease liability at June 30, 2026:

(in thousands)
2026	$795
2027	1,683
2028	1,718
2029	1,753
2030	1,863
Thereafter	2,979
Total undiscounted operating lease liability	10,791
Less: amount of lease payments representing interest	(2,987)
Present value of future lease payments	7,804
Less: short-term operating lease liability	(1,642)
Long-term operating lease liability	$6,162

Legal Proceedings.  Lexicon is from time to time party to claims and legal proceedings that arise in the normal course of its business and that it believes will not have, individually or in the aggregate, a material adverse effect on its results of operations, financial condition or liquidity.

8.     Equity Incentive Awards

Stock-Based Compensation.  The Company has stockholder-approved equity incentive plans that permit the grant of stock options, restricted stock units, and other stock-based awards to employees, directors, and consultants of the Company. Compensation expense related to stock options and restricted stock units (“RSUs”) is determined based on the fair value of the award on the date of the grant and is recognized on a straight-line basis over the vesting period in which an employee is required to provide service. Compensation expense for the three months ended June 30, 2026 and 2025 of $3.3 million and $3.2 million, respectively, and for the six months ended June 30, 2026 and 2025 of $6.4 million and $6.2 million, respectively, is recorded separately in research and development expense and selling, general, and administrative expense as noted on the Company’s condensed consolidated statements of comprehensive loss.

The fair value of stock options is estimated at the date of grant using the Black-Scholes method requiring the input of subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of determining the fair value of stock options, the Company segregates its options into two homogeneous groups, based on exercise and post-vesting employment termination behaviors, resulting in different assumptions used for expected option lives.  Historical data is used to estimate the expected option life for each group. Expected volatility is based on the historical volatility in the Company’s stock price. The following weighted-average assumptions were used for stock options granted in the six months ended June 30, 2026 and 2025:

	Expected Volatility	Risk-free Interest Rate	Expected Term	Dividend Rate
Six Months Ended June 30, 2026
Employees	106%	4.0%	4	—%
Officers and non-employee directors	104%	3.8%	6	—%
Six Months Ended June 30, 2025
Employees	105%	3.9%	4	—%
Officers and non-employee directors	115%	4.3%	6	—%

The following is a summary of stock option activity under Lexicon’s stock-based compensation plans:

	Stock Options	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2025	20,738	$1.96
Granted	5,455	1.41
Exercised	(209)	1.41
Expired	(198)	8.66
Forfeited	(305)	1.63
Outstanding at June 30, 2026	25,481	1.80
Exercisable at June 30, 2026	11,379	$2.59

The following is a summary of restricted stock unit activity under Lexicon’s stock-based compensation plans:

	RSU’s	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at December 31, 2025	15,469	$0.96
Granted	6,738	1.38
Vested	(6,284)	1.10
Forfeited	(418)	0.89
Outstanding at June 30, 2026	15,505	$1.09

During the six months ended June 30, 2026, the Company issued treasury shares totaling $5.2 million in lieu of issuing additional authorized common shares in order to satisfy the annual vesting of restricted stock units for its employees and officers.

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

Summary of segment net (loss) income, including segment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenues:
Net product revenue	$680	$1,322	$1,770	$2,584
Licensing and milestone revenue	—	27,544	20,000	27,544
Royalties and other revenue	12	—	24	—
Total revenues	692	28,866	21,794	30,128
Operating expenses:
Cost of sales	39	33	147	63
Research and development	16,059	14,127	27,446	27,736
Sales and marketing	834	1,233	1,915	3,908
General and administrative	6,964	6,466	13,408	14,292
Other segment expense (1)	3,336	3,271	6,414	6,072
Total operating expenses	27,232	25,130	49,330	52,071
(Loss) income from operations	(26,540)	3,736	(27,536)	(21,943)
Interest and other expense	(2,609)	(2,318)	(4,199)	(4,153)
Interest and other income	1,723	1,834	3,266	4,053
Loss on early extinguishment of debt	(4,349)	—	(4,349)	—
Net (loss) income	$(31,775)	$3,252	$(32,818)	$(22,043)

(1) For the three and six months ended June 30, 2026, other segment expense includes stock compensation of (i) $1.4 million and $2.8 million, respectively, related to research and development personnel and (ii) $2.0 million and $3.7 million, respectively, related to general and administrative personnel. For the three and six months ended June 30, 2025, other segment expense primarily includes, among other items, stock compensation of (i) $1.6 million and $3.2 million, respectively, related to research and development personnel, (ii) $0.01 million and $0.05 million, respectively, related to sales and marketing personnel and (iii) $1.6 million and $3.0 million, respectively, related to general and administrative personnel.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company with a mission of pioneering medicines that transform patients’ lives. We are devoting most of our resources to the research and development of our most advanced drug candidates and the commercialization of our approved drug, INPEFA® (sotagliflozin):

•We are developing sotagliflozin, an orally-delivered small molecule drug candidate, as a treatment for hypertrophic cardiomyopathy, or HCM, and have completed patient enrollment in our SONATA-HCM pivotal Phase 3 clinical trial of sotagliflozin in that indication.

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

Since our inception, we have incurred significant losses and, as of June 30, 2026, we had an accumulated deficit of approximately $2.1 billion. Our losses have resulted principally from costs incurred in research and development, selling, general and administrative costs associated with our operations, and non-cash stock-based compensation expenses associated with stock options and restricted stock units granted to employees and consultants.  Research and development expenses consist primarily of salaries and related personnel costs, external research and material costs related to our nonclinical efforts and clinical trials, and other expenses related to our drug discovery and development programs. Selling, general and administrative expenses consist primarily of salaries and related expenses for executive, sales and marketing, and administrative personnel, professional fees and other corporate expenses, including information technology, facilities costs and general legal activities.  We expect to continue to incur significant research and development costs in connection with the continuing research and development of our drug candidates. As a result, we will need to generate significantly higher revenues to achieve profitability.

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
Results of Operations

Revenues

Revenues were $0.7 million and $28.9 million, respectively, for the three months ended June 30, 2026 and 2025 and $21.8 million and $30.1 million, respectively, for the six months ended June 30, 2026 and 2025. Revenues for the six months ended June 30, 2026 included $20.0 million in development milestone revenue recognized from the Novo Nordisk licensing agreement. Revenues for the three and six months ended June 30, 2025 included $27.5 million in licensing revenue recognized from the Novo Nordisk licensing agreement. See Note 5, Collaborations and Strategic Alliances, for further information. Total revenues for each of the periods presented also include product revenues from sales of INPEFA.

Cost of Sales

Cost of sales during the three months ended June 30, 2026 and 2025 were less than $0.1 million for each of the periods and during the six months ended June 30, 2026 and 2025 were $0.1 million and less than $0.1 million, respectively. Cost of sales primarily consist of third-party manufacturing costs and freight associated with sales of INPEFA. Prior to receiving regulatory approval of INPEFA in May 2023, we had completed or begun the manufacturing of certain raw materials that were either received at “zero-cost” to us in conjunction with a terminated agreement in 2019 or recorded as research and development expense. We began capitalizing inventory manufactured subsequent to regulatory approval of INPEFA to the extent the related costs were expected to be recoverable through commercial sales.

The time period over which the “zero-cost” materials is consumed will depend on a number of factors, including the amount utilized for future commercial production and sold to customers, the amount required to satisfy manufacturing and supply agreements associated with strategic alliances (for further information, see our Annual Report on Form 10-K for the year ended December 31, 2025) or amounts utilized in clinical development or other research and development activities, production lead times, and/or the ability to utilize inventory prior to its expiration date.

As of June 30, 2026, we estimate the remaining amount of the zero-cost materials total approximately $21 million based on future manufacturing costs. A portion of this remaining “zero-cost” inventory will continue to support future sales of INPEFA which will result in a lower average per unit cost of materials until such inventory is depleted. Subsequent to the utilization of all of the remaining “zero-cost” inventory, we estimate our cost of goods sold as a percentage of net product revenue will be less than 10%.

Research and Development Expenses

Research and development expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total research and development expense	$17.4	$15.7	$30.2	$31.1
Dollar increase (decrease)	$1.7		$(0.9)
Percentage increase (decrease)	11%		(3)%
Research and development expenses consist primarily of third-party services including external research costs related to our nonclinical and clinical efforts and material costs, salaries and related personnel costs, stock-based compensation and facilities, equipment and other costs related to our drug discovery and development programs each of which are described below.

•Third-party services – Third-party services relate principally to our clinical trial and related development activities, such as preclinical and clinical studies and contract manufacturing. Overall, third-party services for the three months ended June 30, 2026 increased 20% to $10.6 million from $8.8 million, reflecting higher HCM study costs, and for the six months ended June 30, 2026 decreased 3% to $16.3 million from $16.8 million, reflecting lower LX9211 study costs upon completion of the Phase 2b activities in 2025, as compared to the corresponding periods in 2025.

•Personnel – Salaries, bonuses, employee benefits, payroll taxes and recruiting costs are included in personnel costs. Personnel costs were $3.8 million for each of the three months ended June 30, 2026 and 2025. and decreased 1% to $8.2 million from $8.3 million for the six months ended June 30, 2026 as compared to the corresponding period in 2025.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2026 decreased 13% to $1.4 million from $1.6 million, and for the six months ended June 30, 2026 decreased 13% to $2.8 million from $3.2 million as compared to the corresponding periods in 2025.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended June 30, 2026 increased 7% to $1.6 million from $1.5 million, and for the six months ended June 30, 2026 increased 4% to $2.9 million from $2.8 million as compared to the corresponding periods in 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses and dollar and percentage changes as compared to the corresponding periods in the prior year are as follows (dollar amounts are presented in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total selling, general and administrative expense	$9.8	$9.4	$19.0	$21.0
Dollar increase (decrease)	$0.4		$(2.0)
Percentage increase (decrease)	4%		(10)%
Selling, general and administrative expenses consist primarily of personnel costs to support the continued commercialization of INPEFA and support of our research and development activities, professional and consulting fees, stock-based compensation expense, and facilities, equipment and other costs, each of which are described further below.

•Personnel – Salaries, bonuses, employee benefits, payroll taxes, recruiting and relocation costs are included in personnel costs. Personnel costs for the three months ended June 30, 2026 decreased 14% to $3.1 million from $3.6 million, and for the six months ended June 30, 2026 decreased 28% to $6.2 million from $8.6 million as compared to the corresponding periods in 2025, primarily due to decreased headcount.

•Professional and consulting fees – Professional and consulting fees for the three months ended June 30, 2026 increased 27% to $3.3 million from $2.6 million, primarily due to higher consulting fees, and for the six months ended June 30, 2026 decreased 3% to $6.3 million from $6.5 million, primarily due to lower marketing costs, as compared to the corresponding periods in 2025.

•Stock-based compensation – Stock-based compensation expenses for the three months ended June 30, 2026 increased 25% to $2.0 million from $1.6 million, and for the six months ended June 30, 2026 increased 23% to $3.7 million from $3.0 million as compared to the corresponding periods in 2025.

•Facilities, equipment, and other – Facilities, equipment, and other costs relate primarily to rent, insurance, travel and training, and software licensing costs. Facilities, equipment, and other costs for the three months ended June 30, 2026 decreased 13% to $1.4 million from $1.6 million, and for the six months ended June 30, 2026 decreased 1% to $2.8 million from $2.9 million as compared to the corresponding periods in 2025.

Interest and Other Expense
Interest and Other Expense. Interest on the outstanding debt principal, amortization of debt issuance cost and discount, and changes in the fair value of warrants are included in interest and other expense. Interest and other expense for the three months ended June 30, 2026 increased to $2.6 million from $2.3 million, as compared to the corresponding period in 2025, and was $4.2 million for each of the six months ended June 30, 2026 and 2025.

Interest and Other Income
Interest Income and Other. Interest earned on cash, cash equivalents and short-term investments is included in interest income and other. Interest income and other for the three months ended June 30, 2026 decreased to $1.7 million from $1.8 million, and for the six months ended June 30, 2026 decreased to $3.3 million from $4.1 million as compared to the corresponding periods in 2025.

Loss on early extinguishment of debt
In connection with the repayment of the Oxford term loans in May 2026, the company recorded a loss on early extinguishment of debt of $4.3 million for the three and six months ended June 30, 2026. For further details, please see Note 6 of the Notes to Condensed Consolidated Financial Statements.
Net (Loss) Income and Net (Loss) Income per Common Share
Net loss was $31.8 million, or $0.07 per share, in the three months ended June 30, 2026 as compared to a net income of $3.3 million, or $0.01 per diluted share, in the corresponding period in 2025. Net loss was $32.8 million, or $0.08 per share, in the six months ended June 30, 2026 as compared to a net loss of $22.0 million, or $0.06 per share, in the corresponding period in 2025.
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
As of June 30, 2026 and December 31, 2025, total cash, cash equivalents, short-term investments and restricted cash were $190.6 million and $125.2 million, respectively. We used cash of $23.9 million from operations in the six months ended June 30, 2026, primarily reflective of the net loss for the period of $32.8 million (which included total non-cash stock-based compensation expense of $6.4 million) and working capital changes. Investing activities used cash of $86.7 million in the six months ended June 30, 2026, primarily due to net purchases of investments. Financing activities provided cash of $88.2 million, primarily due to the common and preferred stock issuance as further described below.

Common and Preferred Stock Issuance. In February 2026, we received approximately $96.2 million in net cash proceeds from the issuance of our common and preferred stock as follows:

•34,089,403 shares of our common stock sold in an underwritten public offering for $1.30 per share, resulting in net cash proceeds of approximately $40.6 million (after deducting underwriting discounts and commissions and other offering expenses); and

•22,400,000 shares of our common stock and 408,434.7 shares of our Series B Convertible Preferred Stock sold to affiliates of Invus, L.P. for $1.30 per share and $65.00 per share, respectively, resulting in aggregate gross cash proceeds of $55.6 million. In April 2026, each share of preferred stock was converted into 50 shares of our common stock, or into 20,421,735 shares in the aggregate following the satisfaction of certain conditions.

For further details, please see Note 9 of the Notes to Condensed Consolidated Financial Statements.

Open Market Sale Agreement. In December 2023, we entered into an Open Market Sale AgreementSM with Jefferies LLC pursuant to which we may offer and sell shares of our common stock having an aggregate sales price of up to $75 million from time to time through Jefferies as sales agent. As of June 30, 2026, the full amount is still available for issuance under the agreement.
Financing Obligations. In May 2026, we entered into a loan and security agreement with Hercules Capital, Inc. and certain of its affiliates that provides up to $100 million in borrowing capacity available in three tranches, each maturing in May 2030. Monthly interest-only payments are due during an initial 18-month period, which may be extended to 24 or 30 months if specified performance milestones are achieved. The interest-only period will be followed by an amortization period extending through the maturity date.
The first $55 million tranche was funded at closing. The second $20 million tranche is available for draw at our option by no later than June 15, 2028, subject to the achievement of specified performance milestones and certain additional timing restrictions. The third $25 million tranche is available for draw at our option, subject to Hercules’s consent, at any time prior to the expiration of the interest-only payment period. The amounts funded under the Hercules term loan bear interest at a floating rate equal to the prime rate plus 3.10%, but not less than 9.85%.

We may prepay the Hercules term loan in whole or in part at our option at any time. Any prepayment of the Hercules term loan is initially subject to prepayment fees equal to 3.0% of the outstanding principal being repaid, subject to a declining scale depending on when prepayment occurs relative to the applicable closing date. A final payment equal to 6.25% of the amount funded under the Hercules term loan is due upon prepayment or maturity.

Our obligations under the Hercules term loan are secured by a first lien security interest in all of our assets. Financial covenants include (a) a minimum cash covenant beginning on June 1, 2027, which will be extended to January 1, 2028 upon achievement of specified performance milestones and waived at any time we meet specified market capitalization requirements and (b) a minimum revenue covenant relating to net sales of our products beginning only at specified times after we draw the second or third tranche, which will be waived at any time we meet specified minimum cash and/or market capitalization requirements. We were in compliance with our debt covenants as of June 30, 2026.

Concurrent with our execution of the loan and security agreement with Hercules in May 2026, we repaid $54.3 million to Oxford, including pro-rata final payment exit fees equal to 7% of the amount funded under the Oxford Term Loans. In April 2025, we repaid $45 million to Oxford, including pro-rata final payment exit fees equal to 7% of the amount funded under the Oxford term loans. In December 2025 and February 2026, we repaid an additional $3 million and $5 million to Oxford, respectively, including a pro-rata portion of the final payment exit fees. In connection with the Oxford repayment we are no longer subject to the $29 million minimum restricted cash requirement.

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
For a further discussion of other commitments and contingencies including our operating lease obligations and legal proceedings see Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
Disclosure about Market Risk

We are exposed to limited market and credit risk on our cash equivalents which have maturities of three months or less at the time of purchase. We had $190.6 million in cash and cash equivalents and short-term investments as of June 30, 2026. We maintain a short-term investment portfolio which consists of U.S. Treasury bills and corporate debt securities that mature three to 12 months from the time of purchase, which we believe are subject to limited market and credit risk. We currently do not hedge interest rate exposure or hold any derivative financial instruments in our investment portfolio.
As of June 30, 2026, we are subject to interest rate sensitivity on our outstanding Hercules Term Loan which bears interest at a floating rate equal to the prime rate plus 3.10%, but not less than 9.85%. For further details see Note 6 of the Notes to Condensed Consolidated Financial Statements.
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

Item 4.  Controls and Procedures
Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits

Exhibit No.		Description
*4.1	—	Form of Warrant Agreement, dated May 4, 2026, with Hercules Capital, Inc. and affiliated parties.
*†10.1	—	Loan and Security Agreement, dated May 4, 2026, with Hercules Capital, Inc. and the lender parties thereto.
10.2	—	2026 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2026 and incorporated by reference herein).
10.3	—	2026 Non-Employee Directors’ Equity Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2026 and incorporated by reference herein).
*31.1	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	—	Certification of Principal Executive and Principal Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
104	—	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________

*	Filed herewith.
†	Certain information (indicated by “[**]”) has been excluded from this exhibit because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexicon Pharmaceuticals, Inc.

Date:	August 6, 2026	By:	/s/ Michael S. Exton
Michael S. Exton, Ph.D.
Chief Executive Officer

Date:	August 6, 2026	By:	/s/ Scott M. Coiante
Scott M. Coiante
Senior Vice President and Chief Financial Officer